Form 10-K
period 1996-03-29
TESSCO TECHNOLOGIES INC
filed 1996-06-27
CIK 927355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 29, 1996

                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to _________

                         Commission file number 0-24746

                        TESSCO Technologies Incorporated
             (Exact name of registrant as specified in its charter)

         Delaware                                              52-0729657
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                             identification no.)

34 Loveton Circle, Sparks, Maryland                                 21152-5100
         (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      410-472-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]     No [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the National Association of Securities Dealers, Inc. National Market System as of May 17, 1996 was $107,295,006.

                  The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 17, 1996 was 4,227,897.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the registrant's Annual Report to Shareholders for the fiscal year ended March 29, 1996 are incorporated by reference into Parts II and IV.

                  Portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     Part I

Item 1 - Business

General

     TESSCO Technologies Incorporated ("TESSCO" or the "Company") is a leading national distributor of products to the wireless communications industry. The Company currently serves more than 4,500 customers per month in the cellular telephone, paging and mobile radio-dispatch markets, including a diversified mix of dealers, cellular and paging carriers and self-maintained users. The Company offers a wide product selection of more than 14,000 stock keeping units ("SKUs") which are broadly classified as infrastructure, mobile and portable accessory and test and maintenance. The Company has developed a proprietary information technology system, which integrates all aspects of its operations, and which TESSCO believes provides it with a competitive advantage.


Products

     TESSCO's strategy is to identify, select, catalog, promote and sell those products required by its existing and prospective customers. The Company principally offers competitively priced, manufacturer brand name products. Products offered by the Company range from sheet metal screws to sophisticated spectrum analyzers, with prices ranging from less than $1.00 to over $30,000, and gross profit margins ranging from less than 5% to over 60%. During fiscal 1996, the Company offered over 14,000 SKUs. The Company's products are broadly classified as infrastructure, mobile and portable accessory, and test and maintenance, which accounted for approximately 54%, 33% and 13% of product revenues during fiscal 1996, respectively.

       Infrastructure products are used to build, repair and upgrade wireless communications base sites, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers ("OEM"). Products include base station antennas, cable and transmission line, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware.

      Mobile and portable accessory products are those products used with mobile and portable devices, such as cellular telephones, pagers and two-way radios. Products include replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices.

      Test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various voltage and power measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

     While TESSCO principally provides manufacturer brand name products, a variety of products, which are primarily mobile and portable accessory products, are offered under its private labels "Celldyne," "PowerTel," "Plus" and "Cascade." The Company acquired two of these private labels at the beginning of fiscal 1993 as part of an effort to expand its product offerings to include a greater percentage of private label products, which generally have higher gross profit margins than the Company's other products. Private label sales have grown from 1.7% of product revenues in fiscal 1992 to 5.1% in fiscal 1996.

     As part of its commitment to customer service, the Company allows customers to return a product for any reason for credit, within 30 days after the date of purchase. Total returns and credits have been less than 4% of revenues in each of the past three fiscal years.

      As of March 29, 1996 the Company was offering products purchased from over 230 manufacturers. Although a substantial portion of the Company's purchases are concentrated with a small number of vendors (approximately 54% of TESSCO's fiscal 1996 revenues were generated by the sale of products purchased from its top ten vendors, with products purchased from Andrew Corporation, consisting primarily of cable, generating approximately 29%), the Company believes that alternative sources of supply are available for virtually every product type it carries.

Customers

      TESSCO's customer base consists of dealers, cellular and paging carriers and self-maintained users. All of these customers share the characteristic that they are service organizations designing, installing, operating or repairing some type of wireless communications system. Dealers, cellular and paging carriers and self-maintained users accounted for approximately 38%, 46% and 16% of fiscal 1996 product revenues, respectively.

      Dealers sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. TESSCO's customers in this classification include local proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

      Cellular  and  paging   carriers  are  responsible  for  building  and
maintaining  the   infrastructure   system  and  providing  airtime  service  to
individual subscribers. TESSCO's customers in this classification include Bell Atlantic Mobile Systems, McCaw Cellular Communications and AT&T.

      Self-maintained   users  have  significant   internal   communications
requirements and, as a result, own and operate their own two-way radio networks and service their own equipment. TESSCO's customers in this classification include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations.

      No one customer accounted for as much as 6% of TESSCO's revenues during fiscal 1996. TESSCO's ten largest customers accounted for approximately 18% of its revenues during fiscal 1996. The Company does not have long-term contracts with any of its customers, nor does it believe that the loss of any single customer would have a material adverse effect on its operations.

Method of Operation

      TESSCO believes that it has developed a highly integrated, technologically advanced and efficient method of operation to better serve its customers and to increase overall corporate productivity and quality. The major factors that make up the Company's method of operation are discussed below.

    Information Technology System

      Critical to the success of the Company's operations is its information technology system. TESSCO has made substantial investments in the
development of this  system,  which  integrates  cataloging,   marketing,
sales, fulfillment, inventory control and purchasing, financial control and internal communications. The information technology system includes highly developed customer and product data bases and is integrated with the Company's centralized distribution center. The information contained in the system is available on a real time basis to all TESSCO employees and is utilized in every area of the Company's operations. The Company believes that its information technology system, which is continually updated and refined, has significant additional capacity to support increases in revenues without commensurate increases in expenses.

    Customer Relationships

      The primary focus of TESSCO's operations is its commitment to make it easier and more cost effective for customers to acquire products. The customer relationships team, consisting of 54 representatives as of March 29, 1996, is responsible for initiating and building a long-term relationship with customers as well as for responding to incoming inquiries and orders. Scheduled calls are made to each regular purchasing customer for the purpose of
information dissemination,   order  generation,   data  base  maintenance  and
the overall enhancement of the business supply relationship. TESSCO also continually monitors its customer service levels through report cards included with each product shipment, customer surveys and regular interaction with customers. By combining its broad product offerings with a commitment to superior customer service, TESSCO seeks to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products while also reducing the customer's need to maintain higher inventory levels.

      The Company's information technology system provides detailed account information on every customer, including recent inquiries, buying and credit histories, separate buying locations within a customer and contact diaries for key personnel, as well as access to technical, product availability and pricing information. The information technology system increases sales productivity by enabling any customer relationship representative to provide any customer with personalized service, and also allows non-technical personnel to provide a high level of technical product information and order assistance.

      TESSCO believes that its commitment to developing a strong customer relationship both at the time of sale as well as after the sale enables it to maximize customer satisfaction and retention. The percentage of customers purchasing products in two consecutive months has increased from approximately 59% in fiscal 1992 to approximately 63% in fiscal 1996, and the number of average customers per month has increased during the same period from 2,646 to 4,591.

    Marketing

      TESSCO's proprietary customer data base contains detailed information on over 30,000 existing and potential customers, including the names of key personnel, past contacts, and inquiry, buying and credit histories. This extensive customer data base enables the Company to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their response to direct marketing materials, advertisements in trade journals and industry trade shows. Customer relationship representatives follow-up on these customer inquiries through distribution of the Company's information materials, tele-sales
and  field visits.   The  information   technology  system  tracks  a  potential
customer identification from the initial marketing effort, and through the establishment and development of a purchasing relationship. Once a customer relationship is established, the Company carefully analyzes purchasing patterns and identifies opportunities to encourage customers to make more frequent purchases of a broader array of products. TESSCO believes that it is able to develop efficient and effective marketing programs to expand its customer base and increase sales to its existing customers, while at the same time limiting increases in sales and marketing expenses.

      The Company utilizes its product data base to develop both broad based as well as customized product information materials. These materials are designed to encourage both existing and potential customers to view TESSCO as an important source of their product requirements by providing useful and timely product and service information. These customer information services include Buyer's Guides distributed semiannually to over 16,000 current and prospective buyers, Your Total Source Bulletins, which are designed to supplement the overall marketing impact of the Buyer's Guides, and The Wireless Journal, which is designed to introduce the reader to TESSCO's capabilities and product offerings and contains information on significant industry trends and product reviews.

      TESSCO presently provides complete product and pricing information on computer diskette, and will offer its complete Buyer's Guide on CD-ROM. In addition, the Company is planning to introduce a series of electronic services designed to facilitate and encourage customer orders, such as
computerized order entry  and  fax  on  demand  product   specifications  and
price  and  delivery quotations.

    Product Management

      The Company focuses on offering both a broad selection of products as well as alternative selections for each of its products. TESSCO actively monitors advances in technologies and industry trends, both through research and continual customer interaction, and continues to add to its product offerings as new wireless communications products and technologies are developed.

      The Company believes that effective purchasing and inventory control are key elements ensuring that a broad range of products will be readily available to fill customer orders. The Company uses its information technology system to monitor and manage its inventory. Historical sales results, sales
projections and  information   regarding  vendor  lead  times  are  all  used
to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As a result of its emphasis on inventory control and the consolidation of its distribution functions, the Company has been able to maintain its order completion rate and support its increasing sales levels without corresponding increases in inventory levels. The Company improved its inventory turns to 6.5 during fiscal 1996 from 4.8 during fiscal 1993. Generally, the Company has been able to return slow-moving inventory to the vendor.

      In addition to determining the fundamental product offering, the Company's product management team provides the technical foundation for both customers and TESSCO personnel. The product data base is continually updated to add technical information in response to vendor specification changes and customer inquiries. The data base contains detailed information on each SKU
offered,  including full product  descriptions,   category  classifications,
technical specifications, illustrations, product cost, pricing and shipping information, alternative and associated products, and purchase and sales histories. Most of the information is available on a real time basis to all TESSCO personnel for product development, procurement, technical support, cataloging and marketing.

    Order Entry and Fulfillment

      Orders are received at the Company's centralized customer relationship center. While entering orders, customer relationship representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. A radio-frequency directed materials handling system, which is integrated with the information technology system, utilizes bar coded labels which are applied to every product, allowing distribution center personnel to utilize radio-frequency scanners to locate products, fill orders and update inventory. The centralized distribution center also allows the Company to improve inventory control, minimize multiple product shipments to complete an order, limit inventory duplication and reduce the overhead associated with its distribution functions. TESSCO believes that the distribution center also has the capacity to service a significantly higher level of sales without the necessity for commensurate increases in expenditures or inventory levels.

      Orders are shipped by a variety of freight lines and carriers. Destination and handling charges are calculated on the basis of the weight of the products shipped and not on the distance to the customer. The Company believes that this pricing structure allows it to attract customers who might otherwise order from local suppliers.

Employees

      As of March 29, 1996, the Company had 178 full-time  equivalent employees. Of the Company's full-time equivalent employees, 98 were engaged in customer and vendor service, marketing and product management, 58 were engaged
in warehouse and  distribution  operations,   and  22  were  engaged  in
administration and technology systems services. No employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

Competition

      The emerging wireless communications distribution industry is fragmented and is comprised of several national distributors, such as Hutton Communications and Communications Associates, and numerous regional
distributors.  In addition, many  manufacturers  sell  direct.   Barriers  to
entry for distributors are relatively low, particularly in the mobile and portable telephone accessory market, and the risk of new competitors entering the market is high. The Company believes, however, that its information technology system, large customer base and purchasing relationships with more than 230 manufacturers provide it with a significant competitive advantage over new entrants to the market. Certain of the Company's current competitors, particularly certain manufacturers, have substantially greater capital resources, sales and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

      The Company believes that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered, and procurement costs to the customer. The Company believes that it competes favorably with respect to each of these factors. In particular, the Company believes it differentiates itself from its competitors due to the breadth of its product offerings, its ability to quickly provide products in response to customer demand and technological advances, the level of its customer service and the reliability of its order fulfillment process.

Trademarks and Trade Names

      The Company maintains a number of registered trademarks and trade names in connection with its business activities, including "TESSCO," "Your Total Source" and "The Wireless Journal." The Company's general policy is to file for trademark and trade name protection for each of its trademarks and trade names, and to enforce its rights against any infringement.


Item 2 - Properties

      The Company's  corporate  headquarters are located in approximately
16,000 square feet of leased office space located outside of Baltimore, in Sparks, Maryland. The lease has an initial expiration date of December 31, 2000, and contains options for an additional term of up to three years and an additional approximately 14,000 square feet of space. The Company also has a right of first refusal to purchase the building containing its corporate headquarters.

      The   Company's   centralized   distribution   center  is   located  in
an approximately 66,000 square foot leased facility located in Hunt Valley, Maryland, located approximately three miles from the corporate headquarters. The lease has an initial expiration date of December 31, 1999, and contains an option for an additional term of up to eight years.

     During fiscal 1996, the Company purchased a 156,000 square foot building located near its existing distribution center in Hunt Valley, Maryland. The purchase of this building provides the Company with the space it requires, and will allow for consolidation of its three current facilities into one location. This consolidation is expected to take place during fiscal 1997.


Item 3 - Legal Proceedings

      On April 16, 1996, the Company received a 30-day Notice of Termination under its Distributor Agreement maintained with Andrew Corporation, one of the Company's major suppliers of cable. On April 18, 1996, TESSCO filed a lawsuit with the Maryland Circuit Court in Baltimore County seeking a declaration that Andrew had violated the Maryland Anti-Trust Act and the Maryland Fair Distributorship Act in attempting to terminate the Distributorship Agreement. The Court ruled on June 10, 1996 that these claims should be settled by arbitration. In order to ensure a continued supply of Andrew product, the Company requested, ex parte, interlocutory and permanent injunctive relief. The Company has been granted an ex parte injunction which currently allows a continued supply of Andrew product. The ex parte injunction was extended by consent of Andrew and by court order until such time as the arbitration panel considers whether to extend the injunction further. The date of the hearing for consideration of the matter has not yet been set.

     Sales of Andrew product as a percentage of total sales represented 29% and 23%, respectively, for fiscal 1996 and the fourth quarter of 1996. The Company continues to offer competitive alternative product offerings and sources for Andrew product items. Should the injunctive relief not be extended, or alternative product acceptability be low or product availability become unreliable, the impact on Company revenues and earnings could be material.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 4A - Executive Officers of the Company

    Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company who are not directors is as follows:

Name                               Age          Position
Gerald T. Garland                   45          Vice President
Rocco A. Baldasare                  39          Vice President
Steven E. Lehukey                   38          Vice President
Pierce B. Dunn                      45          Vice President

      Gerald T. Garland has served as Treasurer and Chief Financial Officer of the Company since September 1993. From 1983 to August 1993, he held various positions in commercial lending and corporate finance with Maryland National Bank, including Senior Vice President of the Commercial Finance Division. Mr. Garland was a financial manager and plant controller for Black & Decker Corporation from 1976 to 1983.

      Rocco A. Baldasare has held a variety of positions with the Company since March 1990 and currently serves as Team Leader for Market Development, with responsibility for developing marketing programs. From 1986 to March 1990, he was the Director of Market Development with The Personal Marketing Company, a publisher of personalized marketing products for business executives.

      Steven E. Lehukey has served as a Team Leader for Customer Transactions since February 1994, with responsibility for enhancement of customer service and management of accounts receivable and credit. From 1986 to February 1994, he held various positions in commercial lending with Maryland National Bank, including serving as a Vice President in the Commercial Finance Division.

      Pierce B. Dunn has served as a Team Leader for European Operations since July 1995. From 1991 to 1994, Mr. Dunn served as Chairman of CONNOR Environment Services, a company that provides environmental and engineering services throughout the United States. From 1980 to 1991, he served as President of The Kirk Stieff Company, a manufacturer of prestige gift products. Mr. Dunn also served as an attorney at Venable, Baejter & Howard from 1977 to 1980.



                                     Part II

Item 5 -  Market for Registrant's Common Equity and Related Stockholder Matters

      The Market for the Company's Common Stock and Related Stockholder Matters, appearing on page 24 of the Company's 1996 Annual Report, is incorporated herein by reference.

Item 6 - Selected Financial Data

      The financial information for the five years ended March 29, 1996, appearing on page 12 of the Company's 1996 Annual Report, is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 13 and 14 of the Company's 1996 Annual Report, is incorporated herein by reference.


Item 8 - Financial Statements and Supplementary Data

      The Financial Statements, related notes and supplementary data set forth on pages 12 through 22 of the Company's 1996 Annual Report, is incorporated herein by reference.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    Part III

Item 10 - Directors and Officers of the Registrant

      For information with respect to executive officers of the Company who are not directors, see "Item 4A - Executive Officers of the Company." Information with respect to directors, contained under the caption "Proposal 1 - Election of Directors" in the Company's Proxy Statement prepared in connection with the Company's 1996 Annual Meeting of Shareholders, is incorporated by reference herein.

Item 11 -  Executive Compensation

      Information with respect to this item, contained under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement prepared in connection with the Company's 1996 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

      Information with respect to this item, contained under the caption "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement prepared in connection with the Company's 1996 Annual Meeting of Shareholders, is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

      Information with respect to this item, contained under the caption "Certain Transactions" in the Company's Proxy Statement prepared in connection with the Company's Annual Meeting of Shareholders, is incorporated herein by reference.

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

         1. The following report and financial statements included in the 1996 Annual Report to Stockholders are incorporated herein by reference under Item 8 of this Report:

                                                               Pages in
                                                             Annual Report

         Report of Independent Public Accountants                  23

         Balance Sheets                                            16

         Statements of Operations                                  17

         Statements of Changes in Stockholders' Equity             18

         Notes to Financial Statements                           20 - 22


         2.  The following financial statement schedules are included herewith:

         Schedule                            Description
         Schedule II                         Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

         3.  Exhibits

2.1.1 Cartwright Communications Acquisition Agreement (incorporated by reference to the Current Report on from Form 8-K dated June 3, 1996).

3.1.1.    Amended and Restated Certificate of Incorporation of the Registrant
          (incorporated by reference   to  Exhibit  3.1.1. to the Company's
          Registration Statement on Form S-1 (No. 33-81834)).

3.1.2 Certificate of Retirement of the Registrant (incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

3.1.3 First Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.3. to the Company's Registration Statement on Form S-1 (No. 33-81834)).

3.2.1.    Amended and Restated By-laws of the Registrant (incorporated by
          reference to Exhibit 3.2.1. to   the  Company's   Registration
          Statement on Form S-1 (No. 33-81834)).

3.2.2. First Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.2. to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.1 Employment Agreement dated March 31, 1994 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.2 Stockholders' Agreement dated September 29, 1993 by and among the Company, Robert B. Barnhill, Jr., Privest I N.V., Privest II N.V., Grotech Partners II, L.P., Grotech Partners III, L.P., Grotech III Companion Fund, L.P., Grotech III Pennsylvania Fund, L.P. and Centennial Business Development Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.3 Stock Option by and between the Registrant and Robert B. Barnhill, Jr. dated September 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company's 1995 Annual Report on Form 10-K).

10.4 1993 Non-Statutory Stock Option Agreement with the Trustees of the TESSCO Technologies Incorporated Retirement Savings Plan (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.5 Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.6 1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.7 Financing Agreement dated March 31, 1995 by and between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K).

10.8 Lease Agreement dated April 13, 1992 by and between the Registrant and Loveton Center Limited Partnership, as amended (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.9 Lease Agreement dated September 16, 1991 by and between the Registrant and Valley Associates, as amended (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.10 Distribution Agreement dated October 1, 1993 by and between the Registrant and Andrew Corporation (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.11     Stock Compensation Plan for Chief Executive Officer dated January 15,
          1996.

11.1      Statement re: Computation of Per Share Earnings.

13.1      1996 Annual Report to Shareholders.

21.1      Subsidiaries of the Registrant (incorporated by reference to Exhibit
          21.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

23.1.     Consent of Arthur Andersen LLP.


(b) The registrant did not file a report on Form 8-K for the quarter ended March 29, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TESSCO TECHNOLOGIES INCORPORATED

                                   By:  /s/ Robert B. Barnhill, Jr., President
                                        Robert B. Barnhill, Jr., President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                                   Title                               Date
/s/ Robert B. Barnhill, Jr.      Chairman of the Board, President and Chief       June 27, 1996
Robert B. Barnhill, Jr.          Executive Officer
                                 (principal executive officer)

/s/ Gerald T. Garland            Treasurer and Chief Financial Officer            June 27, 1996
Gerald T. Garland                (principal financial and accounting officer)

/s/ Jerome C. Eppler             Director                                         June 19, 1996
Jerome C. Eppler

/s/ Martin L. Grass              Director                                         June 27, 1996
Martin L. Grass

/s/ Benn R. Konsynski            Director                                         June 27, 1996
Benn R. Konsynski

/s/ Dennis J. Shaughnessy        Director                                         June 27, 1996
Dennis J. Shaughnessy

/s/ Morton F. Zifferer, Jr.      Director                                         June 27, 1996
Morton F. Zifferer, Jr.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Board of Directors and Shareholders of TESSCO Technologies Incorporated

         We  have  audited  in  accordance  with  generally   accepted  auditing
standards, the financial statements included in TESSCO Technologies Incorporated's annual report to shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated April 18, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the foregoing index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP

Baltimore, Maryland
April 18, 1996

         Schedule II

                        TESSCO Technologies Incorporated
                       Valuation and Qualifying Accounts
    For the Years Ended  March 29,  1996, March 31, 1995, and April 1, 1994

                                                         1996              1995             1994
Allowance for doubtful accounts and sales returns:
         Balance, beginning of year                   $474,000          $366,400         $396,300
         Provisions                                    166,200           186,300          204,900
         Writeoffs                                    (208,500)         ( 78,700)        (234,800)
         Balance, end of year                         $474,000          $474,000         $366,400

                                 EXHIBIT INDEX

2.1.1    Cartwright   Communications   Acquisition  Agreement  (incorporated  by
         reference to the Current Report on Form 8-K dated June 3, 1996).

3.1.1.   Amended and Restated Certificate of Incorporation of the Registrant
         (incorporated by reference   to  Exhibit  3.1.1.   to  the Company's
         Registration Statement on Form S-1 (No. 33-81834)).

3.1.2 Certificate of Retirement of the Registrant (incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

3.1.3 First Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.3. to the Company's Registration Statement on Form S-1 (No. 33-81834)).

3.2.1.   Amended and Restated By-laws of the Registrant (incorporated by
         reference to Exhibit 3.2.1. to   the  Company's   Registration
         Statement on Form S-1 (No. 33-81834)).

3.2.2. First Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.2. to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.1 Employment Agreement dated March 31, 1994 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.2 Stockholders' Agreement dated September 29, 1993 by and among the Registrant, Robert B. Barnhill, Jr., Privest I N.V., Privest II N.V., Grotech Partners II, L.P., Grotech Partners III, L.P., Grotech III Companion Fund, L.P., Grotech III Pennsylvania Fund, L.P. and Centennial Business Development Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.3 Stock Option by and between the Company and Robert B. Barnhill, Jr. effective September 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company's 1995 Annual Report on Form 10-K)

10.4 1993 Non-Statutory Stock Option Agreement with the Trustees of the TESSCO Technologies Incorporated Retirement Savings Plan
         (incorporated by reference to Exhibit 10.20 to the   Company's
         Registration Statement on Form S-1 (No. 33-81834)).

10.5 Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.6 1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.7 Financing Agreement dated March 31, 1995 by and between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K).

10.8 Lease Agreement dated April 13, 1992 by and between the Registrant and Loveton Center Limited Partnership, as amended (incorporated by reference to Exhibit 10.24 to the Company's Registration
         Statement  on  Form  S-1  (No. 33-81834)).

10.9 Lease Agreement dated September 16, 1991 by and between the Registrant and Valley Associates, as amended (incorporated by reference to Exhibit
         10.25 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.10 Distribution Agreement dated October 1, 1993 by and between the Registrant and Andrew Corporation (incorporated by reference to Exhibit
         10.27 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

10.11    Stock Compensation Plan for Chief Executive Officer dated January 15,
         1996.

11.1     Statement re: Computation of Per Share Earnings.

13.1     1996 Annual Report to Shareholders.

21.1     Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Company's Registration Statement on Form S-1 (No.
         33-81834)).

23.1.    Consent of Arthur Andersen LLP.