Form 10-K/A
period 1996-03-29
TESSCO TECHNOLOGIES INC
filed 1996-07-26
CIK 927355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A-1
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

                  Portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     Part I

Item 8 - Financial Statements and Supplementary Data

QUARTERLY RESULTS OF OPERATIONS        TESSCO TECHNOLOGIES INCORPORATED [logo]TM

                                  Fiscal 1995 Quarters Ended                              Fiscal 1996 Quarters Ended
 ..................................................................................................................................
                      July 1,     Sept. 30,       Dec. 30,       March 31,    June 30,     Sept. 29,      Dec. 29,       March 29,
                       1994         1994            1994           1995         1995         1995           1995           1996
 ..................................................................................................................................
Revenues           $18,241,000   $18,198,900    $19,844,100     $18,233,600  $19,185,100  $21,989,600    $23,805,600   $27,309,800
Cost of
  goods sold        14,214,200    14,149,300     15,486,000      13,979,300   14,599,500   16,709,200     17,365,600    20,300,100
 ..................................................................................................................................
Gross profit         4,026,800     4,049,600      4,358,100       4,254,300    4,585,600    5,280,400      6,440,000     7,009,700
Selling,
  general, and
  administrative
  expenses           3,100,500     3,044,100      3,150,500       3,205,100    3,359,200    3,818,000      4,722,200     5,227,300
 ..................................................................................................................................
Income from
  operations           926,300     1,005,500      1,207,600       1,049,200    1,226,400    1,462,400      1,717,800     1,782,400
Interest income
  (expense), net      (110,700)     (113,100)         9,700          57,000       70,300       63,600         52,800        (7,700)
 ..................................................................................................................................
Income before
  provision
  for taxes            815,600       892,400      1,217,300       1,106,200    1,296,700    1,526,000      1,770,600     1,774,700
Provision for
  income taxes         322,500       358,900        458,100         419,100      477,900      540,800        643,300       665,000
 ..................................................................................................................................
Net income         $   493,100   $   533,500    $   759,200     $   687,100  $   818,800  $   985,200    $ 1,127,300   $ 1,109,700
 ..................................................................................................................................

                                                                  Percentage of Revenues
 ...................................................................................................................................
                                     Fiscal 1995 Quarters Ended                               Fiscal 1996 Quarters Ended
 ...................................................................................................................................
                         July 1,      Sept. 30,      Dec. 30,       March 31,     June 30,    Sept. 29,       Dec. 29,    March 29,
                          1994          1994           1994           1995          1995        1995            1995        1996
 ...................................................................................................................................
Revenues                  100.0        100.0          100.0           100.0        100.0        100.0          100.0        100.0
Cost of
  goods sold               77.9         77.7           78.0            76.7         76.1         76.0           72.9         74.3
 ...................................................................................................................................
Gross profit               22.1         22.3           22.0            23.3         23.9         24.0           27.1         25.7
Selling,
  general, and
  administrative
  expenses                 17.0         16.7           15.9            17.5         17.5         17.4           19.8         19.1
 ...................................................................................................................................
Income from
  operations                5.1          5.5            6.1             5.8          6.4          6.7            7.2          6.5
Interest income
  (expense), net           (0.6)        (0.7)           0.0             0.3          0.4          0.3            0.2         (0.0)
 ...................................................................................................................................
Income before
  provision for taxes       4.5          4.9            6.1             6.1          6.8          6.9            7.4          6.5
Provision for
  income taxes              1.8          2.0            2.3             2.3          2.5          2.5            2.7          2.4
 ...................................................................................................................................
Net income                  2.7          2.9            3.8             3.8          4.3          4.5            4.7          4.1

                                              (C) TESSCO, Year Ending 3/96  15

BALANCE SHEETS                       TESSCO TECHNOLOGIES INCORPORATED [logo]TM

ASSETS
                                                                               March 29,              March 31,
                                                                                 1996                   1995
 ...............................................................................................................
Current Assets:
   Cash and marketable securities                                             $   439,400          $  8,453,100
   Trade accounts receivable, net of allowance
     for doubtful accounts and sales returns of
     $431,800 and $474,000, respectively                                       14,312,500             8,057,300
   Product inventory                                                           13,689,400             8,573,900
   Deferred tax asset                                                             280,600               277,100
   Prepaid expenses and other current assets                                      566,700               474,500
 ...............................................................................................................
Total current assets                                                           29,288,600            25,835,900
 ...............................................................................................................

Property and Equipment:
   Building                                                                     4,808,600                  --
   Computer equipment and software                                              1,781,200             1,439,600
   Furniture and equipment                                                      1,187,300               886,500
   Tooling                                                                        295,100               295,100
   Leasehold improvements                                                         591,200               569,100
   Equipment held under capital lease                                             600,000               600,000
 ...............................................................................................................
                                                                                9,263,400             3,790,300
   Less-accumulated depreciation and amortization                               2,660,700             2,093,500
 ...............................................................................................................
Property and Equipment, net                                                     6,602,700             1,696,800

Deferred Tax Asset                                                                 87,900                32,500

Other Assets                                                                      548,700               610,800
 ...............................................................................................................
Total assets                                                                  $36,527,900           $28,176,000
 ...............................................................................................................



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of capital lease obligation                                $   126,400           $   120,600
   Trade accounts payable                                                       9,642,700             6,607,700
   Accrued expenses and other current liabilities                               2,129,700             1,052,200
 ...............................................................................................................
   Total current liabilities                                                   11,898,800             7,780,500


Capital Lease Obligation, Net of Current Portion                                   85,000               199,300


Other Long-Term Liabilities                                                           --                 27,800
 ...............................................................................................................
Total liabilities                                                              11,983,800             8,007,600

Commitment and Contingencies

Stockholders' Equity
   Preferred stock, $.01 par value, 500,000 shares authorized
     and no shares issued and outstanding                                             --                    --
   Common stock, $.01 par value, 9,500,000 shares authorized;
     4,462,572 shares issued and 4,218,814 shares outstanding
     as of March 29, 1996 and 4,328,397 shares issued and
     4,091,785 shares outstanding as of March 31, 1995                             44,600                43,300
   Additional paid-in capital                                                  18,232,900            17,739,000
   Treasury stock at cost, 243,758 shares and 236,612 shares, respectively     (2,126,400)           (1,965,900)
   Retained earnings                                                            8,393,000             4,352,000
 ...............................................................................................................
Total stockholders' equity                                                     24,544,100            20,168,400
Total liabilities and stockholders' equity                                    $36,527,900           $28,176,000
 ...............................................................................................................

   The accompanying notes are an integral part of these financial statements.

16  (C) TESSCO, Year Ending 3/96

STATEMENTS OF INCOME                 TESSCO TECHNOLOGIES INCORPORATED [logo]TM

                                                                                      Fiscal Years Ended
 ..................................................................................................................................
                                                          March 29,                       March 31,                      April 1,
                                                            1996                            1995                           1994
 ..................................................................................................................................
Revenues                                                 $92,290,100                     $74,517,600                   $61,375,600
Cost of goods sold                                        68,974,400                      57,828,800                    47,317,100
 ..................................................................................................................................
Gross profit                                              23,315,700                      16,688,800                    14,058,500


Selling, general and administrative expenses              17,126,700                      12,500,200                    11,099,400
Retroactive compensation adjustment                              --                               --                       746,600
 ..................................................................................................................................


Income from operations                                     6,189,000                       4,188,600                     2,212,500


Interest income (expense), net                               179,000                        (157,100)                     (511,300)
 ..................................................................................................................................


Income before provision for income taxes                   6,368,000                       4,031,500                     1,701,200


Provision for income taxes                                 2,327,000                       1,558,600                       673,400
 ..................................................................................................................................
Net income                                               $ 4,041,000                     $ 2,472,900                   $ 1,027,800
 ..................................................................................................................................

Primary earnings per share                                     $0.89                           $0.64                         $0.34
 ..................................................................................................................................
 ..................................................................................................................................

Fully diluted earnings per share                               $0.88                           $0.64                         $0.32
 ..................................................................................................................................
 ..................................................................................................................................

Primary weighted average shares outstanding                4,555,200                       3,834,000                     3,030,900
 ..................................................................................................................................
 ..................................................................................................................................

Fully diluted weighted average shares outstanding          4,591,300                       3,894,200                     3,248,800
 ..................................................................................................................................

   The accompanying notes are an integral part of these financial statements.

                                              (C) TESSCO, Year Ending 3/96  17

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      TESSCO TECHNOLOGIES INCORPORATED [logo]TM

                                                                                                                           Total
                                   Common           Additional       Subscriptions and    Treasury      Retained       Stockholders'
                                    Stock         Paid-In Capital    Notes Receivable       Stock       Earnings          Equity
 ....................................................................................................................................
Balance at
March 26, 1993                   $  16,400          $   822,700        $   (216,700)    $  (177,600)   $  877,500      $ 1,322,300
Repurchase of common
  stock for treasury                    --                   --                  --          (1,100)           --           (1,100)
Payment received on
  common stock
  subscriptions and
  notes receivable                      --                   --              63,700              --            --           63,700
Accretion of redemption
  value of mandatory
  redeemable convertible
  preferred stock                       --                   --                  --              --       (26,200)         (26,200)
Redemption of
  common stock                          --             (153,000)            153,000              --            --               --
Conversion of
  mandatory redeemable
  convertible preferred
  stock to common stock             12,400            3,964,500                  --              --            --        3,976,900
Net income                              --                   --                  --              --     1,027,800        1,027,800
 ....................................................................................................................................

Balance at
April 1, 1994                       28,800            4,634,200                  --        (178,700)    1,879,100        6,363,400
Net proceeds from
  initial public offering            9,700           10,023,200                  --              --            --       10,032,900
Net proceeds from
  exercise of options
  and warrants in exchange
  for cash and treasury stock        4,800            2,367,400                  --      (1,787,200)           --          585,000
Tax benefit of option exercises         --              714,200                  --              --            --          714,200
Net income                              --                   --                  --              --     2,472,900        2,472,900
 ....................................................................................................................................

Balance at
March 31, 1995                      43,300           17,739,000                  --      (1,965,900)    4,352,000       20,168,400
Net proceeds from exercise
  of options in exchange
  for cash and treasury stock        1,300              463,900                  --        (160,500)           --          304,700
Tax benefit of option exercises         --               30,000                  --              --            --           30,000
Net income                              --                   --                  --              --     4,041,000        4,041,000
 ....................................................................................................................................

Balance at
March 29, 1996                   $  44,600          $18,232,900                  --     $(2,126,400)   $8,393,000     $ 24,544,100
 ....................................................................................................................................
 ....................................................................................................................................

   The accompanying notes are an integral part of these financial statements.

18  (C) TESSCO, Year Ending 3/96

STATEMENTS OF CASH FLOWS             TESSCO TECHNOLOGIES INCORPORATED [logo]TM

                                                                                              Fiscal Years Ended
 ..................................................................................................................................
                                                                           March 29,                March 31,            April 1,
                                                                             1996                     1995                 1994
 ..................................................................................................................................
Cash Flows from Operating Activities:
Net income                                                               $ 4,041,000               $2,472,900          $ 1,027,800
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                              629,300                  552,300              519,900
  Provision for bad debts                                                    166,200                  186,300              204,900
  Deferred income taxes                                                      (58,900)                 (79,800)              13,100
Increase in trade accounts receivable                                     (6,421,400)                (652,400)          (2,165,700)
(Increase) decrease in product inventory                                  (5,115,500)                (289,100)             211,000
(Increase) decrease in prepaid expenses and
  other current assets                                                       (92,200)                 374,000             (334,400)
Increase (decrease) in trade accounts payable                              3,035,000                2,025,300             (994,400)
Increase in accrued expenses and other
  current liabilities, net of non-cash items in fiscal 1996 and 1995       1,107,500                1,225,600              175,500
Decrease in other long-term liabilities                                      (27,800)                 (41,800)             (19,800)
 ..................................................................................................................................
Net cash (used in) provided by operating activities                       (2,736,800)               5,773,300           (1,362,100)


Cash Flows from Investing Activities:
Acquisition of property and equipment                                     (5,473,100)                (759,900)            (150,200)
Advances on note receivable                                                       --                       --             (232,500)
Repayment of note receivable                                                      --                       --              390,500
 ..................................................................................................................................
Net cash (used in) provided by investing activities                       (5,473,100)                (759,900)               7,800


Cash Flows from Financing Activities:
Net (decrease) increase in borrowings under
  credit facility and cash overdraft                                              --               (6,881,500)           1,383,800
Net proceeds from initial public offering                                         --               10,032,900                   --
Proceeds from exercise of stock options                                      304,700                  585,000                   --
Proceeds from common stock subscriptions and
  notes receivable                                                                --                       --               63,700
Repurchase of common stock for treasury                                           --                       --               (1,100)
Payment of capital lease obligation                                         (108,500)                (296,700)            (143,900)
 ..................................................................................................................................
Net cash provided by financing activities                                    196,200                3,439,700            1,302,500


Net (decrease) increase in cash and marketable securities                 (8,013,700)               8,453,100              (51,800)


Cash and Marketable Securities, beginning of year                          8,453,100                       --               51,800
 ..................................................................................................................................


Cash and Marketable Securities, end of year                              $   439,400               $8,453,100           $       --
 ..................................................................................................................................
 ..................................................................................................................................

   The accompanying notes are an integral part of these financial statements.

                                              (C) TESSCO, Year Ending 3/96  19

NOTES TO FINANCIAL STATEMENTS        TESSCO TECHNOLOGIES INCORPORATED [logo]TM

1.   Organization and Initial Public Offering:

     TESSCO Technologies Incorporated (the Company) is a leading distributor of products to the wireless communications industry.

     On September 28, 1994, the Company sold 966,870 shares of its  common stock for $12.00 per share in connection with an initial registration with the Securities and Exchange Commission. In connection with this
transaction,   the  Company  incurred  costs  of  $1,569,500   consisting
principally of underwriting, legal, accounting and other fees. Additionally, certain existing stockholders sold 1,218,130 shares of their common stock holdings to the public and certain officers and directors of the Company exercised certain stock options and warrants, resulting in the issuance of an additional 325,851 shares of common stock.

     The net proceeds to the Company of $10,032,900 from the offering and $585,000 from the exercise of certain stock options and warrants were used to repay the Company's borrowing under a working capital revolving line of credit and for general corporate purposes. The unaudited pro forma supplemental earnings per share would have been $0.58 for fiscal year 1995 assuming the Offering and the application of proceeds therefrom occurred at the beginning of the period.

     In connection with the initial public offering, the Company effected a three-for-one stock split. In addition, the Company increased the number of authorized shares of common stock to 9,500,000 and authorized 500,000 shares of a newly-created class of preferred stock. All references in the accompanying financial statements and related notes with respect to common stock, preferred stock, and per share amounts have been retroactively restated for the effects of the split and the new number of authorized shares. The Company also approved, in connection with the public offering, the granting of options to purchase 424,400 shares of common stock at the initial public offering price.

2.  Summary of Significant Accounting Policies:

Fiscal Year

     The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Friday falling on or between March 26 and April 1. The fiscal years ending March 29, 1996 and March 31, 1995 each contained 52 weeks, and the fiscal year ended April 1, 1994, contained 53 weeks.

Cash and Marketable Securities

     Cash and marketable securities includes marketable securities with a maturity of 90 days or less.

Product Inventory

     Product inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale.

Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                                 Useful lives
      Computer equipment and software            5 years
      Furniture, equipment and tooling           3-10 years
      Building                                   30 years

     Amortization is provided on leasehold improvements and equipment held under capital lease using the straight-line method over the terms of the leases ranging from three to ten years.

Other Assets

     Other assets consist mainly of goodwill and trademarks which are being amortized using the straight-line method over 15 and 5 years, respectively. Accumulated amortization as of March 29, 1996 and March 31, 1995 was approximately $250,100 and $188,000, respectively.

Revenue Recognition

     The Company records sales when product is shipped to the customers.

Advertising Costs

     The Company capitalizes certain costs related to the printing and production of its product catalogs. These costs are amortized over a period of six months commencing with the distribution of the catalogs.

Supplemental Cash Flow Information

     Cash paid for interest during fiscal years 1996, 1995 and 1994 totaled $0, $181,400 and $339,900 respectively. Cash paid for income taxes for fiscal years 1996, 1995 and 1994 totaled $1,547,000, $712,000 and $652,000 respectively.

     The Company had noncash transactions during fiscal years 1996, 1995 and 1994 as follows:

                                1996         1995        1994
Accretion of redemption
  value of preferred stock    $     --   $       --      $ 26,200
Exercise of options and
  warrants in exchange for
  treasury stock               160,500    1,787,200            --
Redemption of stock
  subscription and
  note receivable                   --           --       153,000
Tax benefit from exercise
  of stock options              30,000      714,200            --


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the
reporting  period.   Actual  results  could  significantly   differ  from  those
estimates.

20  (C) TESSCO, Year Ending 3/96

NOTES TO FINANCIAL STATEMENTS        TESSCO TECHNOLOGIES INCORPORATED [logo]TM

3.  Note Receivable From Officer:

     As of March 26, 1993, the Company had a note receivable from the Chief Executive Officer with a balance of $158,000. This note bore interest at the annual short-term applicable Federal rate. During fiscal year 1994, the Company provided an additional $232,500 to the Officer under the note. The total note balance was repaid by the Officer in March 1994.

4.  Borrowings Under Credit Facility:

     Effective February 28, 1994, the Company entered into an Amended and Restated Financing and Security Agreement (the Agreement) with a bank for a $10,000,000 revolving credit facility available through December 31, 1996. There was no balance outstanding under the Agreement as of March 29, 1996 and March 31, 1995. The Company repaid the outstanding balance under the Agreement during fiscal 1995 from a portion of the proceeds from the initial public offering. Borrowings are secured by accounts receivable, inventory and certain other assets of the Company. Borrowings available to the Company under the Agreement are based upon the Company's trade accounts receivable and product inventory and at March 31, 1995, the maximum borrowing capacity was $10,000,000. The Company also pays a 0.25% fee based on the average daily unused balance.

     Interest rates under the Agreement are based on the Company's quarterly debt service coverage ratios as follows:

  Debt Service
  Coverage                                                       Interest Rate
 ................................................................................
  Less than 2.5                           Prime plus 1/2% or LIBOR plus 2 1/2%
  2.5 to 3.0                              Prime plus 1/4% or LIBOR plus 2 1/4%
  3.0 to 4.5                                            Prime or LIBOR plus 2%
  Greater than 4.5                                  Prime or LIBOR plus 1 3/4%


     The provisions of the Agreement require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments.

     During fiscal 1996, the Company renegotiated its existing revolving line of credit. The new line is unsecured and bears interest at either the prime rate or the London Interbank Offered Rate (LIBOR) with the minimum rate being LIBOR plus 1.75%. The unsecured line of credit expires on March 31, 1998.

     During fiscal years 1996, 1995 and 1994, the maximum borrowings under the revolving credit facility totaled $0, $6,413,500 and $6,445,400, respectively. The average borrowings totaled $0, $5,383,200 and $5,033,800 in fiscal years 1996, 1995 and 1994, respectively. The weighted average interest rate on borrowings was 0.0%, 6.6% and 6.9% for the respective fiscal years.

     Interest expense on the credit facility for fiscal years 1996, 1995 and 1994, totaled $0, $166,000 and $355,200, respectively.

5.  Leases:

     The Company has entered into a lease for various property and equipment expiring in fiscal year 1998 which has been capitalized using an interest rate of 10.2%. The Company also has several noncancelable operating leases for office and warehouse facilities and equipment that expire at various times through December 31, 2000. Rent expense for fiscal years 1996, 1995 and 1994 totaled $520,200, $463,400 and $466,900, respectively.

     As of March 29, 1996, future minimum lease payments related to leases were as follows:

                                                   Capital      Operating
                                                    Lease         Leases
 ................................................................................
   1997                                           $141,000     $  372,200
   1998                                             88,200        219,200
   1999                                                 --        267,700
   2000                                                 --        267,700
   2001                                                 --        200,700
 ................................................................................
                                                   229,200     $1,327,500
   Less -- Interest                                 17,800
 ................................................................................
   Present value of future
   minimum lease payments                         $211,400


6.   Stock Options and Warrants:

     The Company has two stock option plans -- the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994
Plan). Under the 1984 Plan and 1994 Plan, options for a maximum of 401,250 and 333,000 shares, respectively, may be granted at prices not less than 100% of the fair market value at the date of option grant and for a term of not greater than ten years. The 1994 Plan also allows for the granting of non-qualified options, stock appreciation rights, restricted stock and restricted stock units, and other performance awards, none of which have been granted as of March 29, 1996.

     In addition, non-plan options and warrants have been granted at the discretion of the Board of Directors. Transactions involving options and warrants are summarized as follows:

   Options                             1996          1995         1994
 ................................................................................
   Outstanding,
   beginning of year                  699,600       625,900      411,600
   Granted                            148,600       424,400      322,900
   Exercised                         (134,200)     (350,700)          --
   Cancelled                               --            --     (108,600)
 ................................................................................
   Outstanding,
   end of year                        714,000       699,600      625,900
   Available for grant
   at end of year                      74,000       222,600      447,000
 ................................................................................
   Total reserved shares              788,000       922,200    1,072,900
   Prices per share               $3.00-28.00   $3.00-13.20   $3.00-6.67


   Warrants                            1996          1995         1994
 ................................................................................
   Outstanding,
   beginning of year                       --       135,000      135,000
   Granted                                 --            --           --
   Exercised                               --      (135,000)          --
   Cancelled                               --            --           --
 ................................................................................
   Outstanding, end of year                --            --      135,000
   Total reserved shares                   --            --      135,000
   Prices per share                       N/A          N/A    $3.00-3.33


7.   Common Stock and Mandatory Redeemable
     Convertible Preferred Stock:

     Effective September 29, 1993, the Company's mandatory redeemable convertible preferred stock was converted to common stock. The redemption value of the mandatory redeemable convertible preferred stock was being accreted using the effective-

                                              (C) TESSCO, Year Ending 3/96  21

NOTES TO FINANCIAL STATEMENTS        TESSCO TECHNOLOGIES INCORPORATED [logo]TM

interest method over the related redemption periods. Accretion for fiscal years 1996, 1995 and 1994 totaled $0, $0 and $26,200, respectively, as reflected in the accompanying statements of changes in stockholders' equity.

8.   Retroactive Compensation Adjustment:

     During fiscal year 1994, the Board of Directors approved a compensation adjustment for the Chief Executive Officer of the Company totaling $746,600, related to services rendered since 1984. This compensation amount has been shown as "retroactive compensation adjustment" in the accompanying statements of operations.

9.   Income Taxes:

     A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on income is as follows:

                                        1996         1995          1994
 ................................................................................
   Statutory federal rate               34.0%        34.0%         34.0%
   State taxes,
    net of federal benefit               2.3          2.3           2.3
   Non-deductible expenses               0.5          0.8           1.9
   Other                                (0.3)         1.6           1.4
 ................................................................................
   Effective rate                       36.5%        38.7%         39.6%


     The provision for income taxes was comprised of the following:


                                        1996         1995          1994
 ................................................................................
   Federal:
    Current                       $2,128,000   $1,473,700      $600,100
    Deferred                         (51,700)     (69,600)       11,800
   State:
    Current                          257,900      164,700        60,200
    Deferred                          (7,200)     (10,200)        1,300
 ................................................................................
   Provision for
   income taxes                   $2,327,000   $1,558,600      $673,400
 ................................................................................


     Total deferred tax assets and deferred tax liabilities as of March 29, 1996 and March 31, 1995, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:


                                                   1996           1995
 ................................................................................
   Deferred tax assets:
   Property, equipment
    and capital leases                           $134,500      $ 94,700
   Accrued expenses and reserves                  297,800       295,500
   Other assets                                     9,600        11,300
   Miscellaneous                                       --        16,900
 ................................................................................


                                                 $441,900      $418,400
   Deferred tax liabilities:
   Prepaid expenses                               $17,200      $ 35,300
   Other assets                                    56,200        73,500
 ................................................................................
                                                  $73,400     $ 108,800

10.  Profit Sharing Plan:

     The Company has implemented a 401(k) profit sharing plan that covers all eligible employees. Contributions to the plan are made at the discretion of the Company's Board of Directors. The Company's contribution to the plan during fiscal years 1996, 1995 and 1994 totaled $47,200, $69,800 and $9,000, respectively.

11.  Asset Purchase:

     During fiscal year 1993, the Company acquired certain assets and assumed certain liabilities of Cellular Solutions Incorporated (CSI). The assets acquired were inventory, tooling, catalog development, and certain intangible assets, including trademarks and trade names. In consideration for these assets, the Company assumed liabilities of CSI totaling $1,362,000. The acquisition has been accounted for as a purchase with the purchase price being allocated to the assets acquired based on their estimated fair values. The excess of the liabilities assumed over the fair value of assets acquired of $713,300 is being amortized over 15 years.

12. Earnings Per Share:

     Primary and fully diluted earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding. The mandatory redeemable convertible preferred stock was converted to common stock during fiscal year 1994 (see Note 7) and, as a common stock equivalent, has been treated as if it was converted at the beginning of the periods presented. The dilutive effect of all options and warrants outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:


                                       1996         1995         1994
 ................................................................................
   Common stock                     4,159,300    3,447,700     2,791,700
   Effect of dilutive
    common equivalent
    shares                            395,900      386,300       239,200
 ................................................................................
   Primary weighted
    average shares
    outstanding                     4,555,200    3,834,000     3,030,900
   Effect of change in
    share price                        36,100       60,200       217,900
 ................................................................................
   Fully diluted
    weighted average
    shares outstanding              4,591,300    3,894,200     3,248,800
 ................................................................................


     The "effect of change in share price" above represents the impact on the treasury stock method of the difference between the average share price during the year and the year-end share price.

13.  Subsequent Events

     On April 18, 1996, the Company announced it had received a 30-day notice of termination of its distributor agreement with Andrew Corporation. TESSCO filed a lawsuit seeking a declaration that Andrew violated the Maryland Anti-Trust Act and the Maryland Fair Distributor Act.

     The Company was granted an ex parte injunction pursuant to which the Company is assured a continued supply of Andrew product. The Company has asked the court for permanent injunctive relief.

     Sales of Andrew product as a percentage of total sales represented 29% and 23% for fiscal 1996 and the fourth quarter of fiscal 1996 respectively. (See page 14, Other Matters, for additional information.)

     On June 3, 1996, the Company announced the completion of the acquisition of Cincinnati, Ohio-based Cartwright Communications. The transaction is valued at $3,800,000 plus the net value of inventory, receivables and payables. The purchase was for cash and the assumption of certain liabilities.

22  (C) TESSCO, Year Ending 3/96

MANAGEMENT'S RESPONSIBILITY FOR      TESSCO TECHNOLOGIES INCORPORATED [logo]TM
FINANCIAL STATEMENTS

The consolidated statements of TESSCO Technologies Incorporated have been prepared by the Company in accordance with generally accepted accounting principles. The financial information presented is the responsibility of management and accordingly includes amounts upon which judgment has been applied, or estimates made, based on the best information available.

The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended March 29, 1996, March 31, 1995 and April 1, 1994.

The consolidated financial statements, in the opinion of management, present fairly the financial position, results of operations and cash flows of the Company as of the stated dates and periods in conformity with generally accepted accounting principles. The Company believes that its accounting systems and related internal controls used to record and report financial information provide reasonable assurance that financial records are reliable and that transactions are recorded in accordance with established policies and procedures.


/s/ Robert B. Barnhill, Jr.              /s/ Gerald T. Garland
Robert B. Barnhill, Jr.                  Gerald T. Garland
Chairman and Chief Executive Officer     Treasurer and Chief Financial Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of TESSCO Technologies Incorporated:

We have audited the accompanying balance sheets of TESSCO Technologies Incorporated as of March 29, 1996 and March 31, 1995, and the related statements of income, changes in stockholders' equity and cash flows for the years ended March 29, 1996, March 31, 1995 and April 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TESSCO Technologies Incorporated as of March 29, 1996 and March 31, 1995, and the results of its operations and its cash flows for the years ended March 29, 1996, March 31, 1995 and April 1, 1994, in conformity with generally accepted accounting principles.

                                           /s/ Arthur Andersen LLP
                                           Arthur Andersen LLP

Baltimore, Maryland

June 3, 1996

                                                (C) TESSCO, Year Ending 3/96  23

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

         1. The following report and financial statements are incorporated herein by reference to Item 8 of this Report:




         Report of Independent Public Accountants

         Balance Sheets

         Statements of Operations

         Statements of Changes in Stockholders' Equity

         Notes to Financial Statements


         2. The following financial statement schedules are incorporated by reference to the Company's 1996 Annual Report on Form 10-K:

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

10.11 Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's 1996 Annual Report on Form 10-K).

11.1 Statement re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to the Company's 1996 Annual Report on Form 10-K).

13.1      1996 Annual Report to Shareholders (incorporated by reference to
          Exhibit 13.1 to the Company's 1996 Annual Report on Form 10-K).

21.1      Subsidiaries of the Registrant (incorporated by reference to Exhibit
          21.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

23.1.     Consent of Arthur Andersen LLP.


(b) The registrant did not file a report on Form 8-K for the quarter ended March 29, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TESSCO TECHNOLOGIES INCORPORATED

                                   By:  /s/ Robert B. Barnhill, Jr., President
                                        Robert B. Barnhill, Jr., President
                                        July 26, 1996

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

10.11 Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's 1996 Annual Report on Form 10-K).

11.1 Statement re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to the Company's 1996 Annual Report on Form 10-K).

13.1     1996 Annual Report to Shareholders (incorporated by reference to
         Exhibit 13.1 to the Company's 1996 Annual Report on Form 10-K).

21.1     Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Company's Registration Statement on Form S-1 (No.
         33-81834)).

23.1.    Consent of Arthur Andersen LLP.