Form 10-Q
period 1996-06-28
TESSCO TECHNOLOGIES INC
filed 1996-08-12
CIK 927355

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 28, 1996

        OR

        [   ] Transition  report pursuant to Section 13 or 15(d) of the
        Securities Exchange    Act   of   1934    For   the    transition
        period    from ___________________________ to __________________.


                        Commission File Number  0-24746

                        TESSCO Technologies Incorporated
             (Exact name of registrant as specified in its charter)



                Delaware                                52-0729657
       (State or other jurisdiction                  (I.R.S. Employer
            of incorporation)                     Identification Number)

34 Loveton Circle      Sparks, Maryland                    21152
(Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code       (410) 472-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or "for such shorter period that the registrant was required to file such report(s)), and (2) has been" subject to such filing requirements for the past 90 days.

                Yes     X                       No
                     -------                        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 29, 1996:

  Class:  Common Stock, $.01 par value          Number of Shares:   4,272,826

                                        Part I

Item 1.  Financial Statements


                        TESSCO Technologies Incorporated
                                 Balance Sheets



                                     ASSETS
                                                     June 28,       March 29,
                                                       1996           1996
                                                  -------------   ------------
                                                   (unaudited)      (audited)
CURRENT ASSETS:
     Cash and marketable securities                 $       -      $   439,400
     Trade accounts receivable, net                  20,771,800     14,312,500
     Product inventory                               17,878,100     13,689,400
     Deferred tax asset                                 320,900        280,600
     Prepaid expenses and other current assets          752,800        566,700
                                                  -------------   ------------
       Total current assets                          39,723,600     29,288,600

PROPERTY AND EQUIPMENT, net                           8,223,400      6,602,700
DEFERRED TAX ASSET                                      100,500         87,900
OTHER ASSETS                                          4,312,900        548,700
                                                  -------------   ------------
       Total assets                                 $52,360,400    $36,527,900
                                                  =============   ============






                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Borrowings under credit facility               $ 7,138,400    $        -
     Current portion of capital lease obligations       124,800        126,400
     Trade accounts payable                          16,198,200      9,642,700
     Accrued expenses and other current liabilities   2,824,400      2,129,700
                                                  -------------   ------------
       Total current liabilities                     26,285,800     11,898,800

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION        54,700         85,000
                                                  -------------   ------------
       Total liabilities                             26,340,500     11,983,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock                                        -              -
     Common stock                                        44,700         44,600
     Additional paid-in capital                      18,433,300     18,232,900
     Treasury stock, at cost                         (2,185,200)    (2,126,400)
     Retained earnings                                9,727,100      8,393,000
                                                  -------------   ------------
       Total stockholders' equity                    26,019,900     24,544,100
                                                  -------------   ------------
       Total liabilities and stockholders' equity   $52,360,400    $36,527,900
                                                  =============   ============

                        TESSCO Technologies Incorporated
                            Statements of Operations
                                  (unaudited)


                                                     Fiscal Quarters Ended
                                                 -----------------------------
                                                     June 28,     June 30,
                                                       1996         1995
                                                       ----         ----
Revenues                                          $36,667,900    $19,185,100
Cost of goods sold                                 27,702,300     14,599,500
                                                  -----------    -----------
Gross profit                                        8,965,600      4,585,600

Selling, general and administrative expenses        6,656,200      3,359,200
                                                  -----------     ----------
Income from operations                              2,309,400      1,226,400
Interest income (expense), net                       (136,300)        70,300
                                                  -----------     ----------
Income before provision for income taxes            2,173,100      1,296,700
Provision for income taxes                            839,000        477,900
                                                  -----------     ----------
Net income                                        $ 1,334,100    $   818,800
                                                  ===========    ===========
Primary earnings per share                        $      0.28    $      0.18
                                                  ===========    ===========
Fully diluted earnings per share                  $      0.28    $      0.18
                                                  ===========    ===========
Primary weighted average shares outstanding         4,684,600      4,428,200
                                                  ===========    ===========
Fully diluted weighted average shares
    outstanding                                     4,708,100      4,455,500
                                                  ===========     ==========

                        TESSCO Technologies Incorporated
                            Statements of Cash Flows
                                  (unaudited)

                                                     Fiscal Quarters Ended
                                                   ---------------------------
                                                   June 28,           June 30,
                                                     1996               1995
                                                     ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $1,334,100       $   818,800
   Adjustments to reconcile net income to
     net cash provided by operating
     activities, net of effects of
     business acquired in fiscal 1997
       Depreciation and amortization                241,600           183,400
       Provision for bad debts                      121,700            33,900
       Deferred income taxes                        (52,900)          (30,400)
   Increase in trade accounts receivable         (5,002,700)         (832,900)
   Increase in product inventory                 (2,271,600)         (103,600)
   (Increase) decrease in prepaid expenses
       and other current assets                    (186,100)           61,000
   Increase (decrease) in trade accounts payable  4,800,500          (112,800)
   Increase in accrued expenses and other
       current liabilities                          694,700           442,000
   Decrease in other long-term liabilities               --           (10,400)
                                                  ---------          --------
       Net cash (used in) provided by
          operating activities                     (320,700)          449,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquired business               (5,740,000)               --
   Acquisition of property and equipment         (1,626,900)          (94,900)
                                                 ----------           --------
       Net cash used in investing activities     (7,366,900)          (94,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in borrowings under credit
      facility and cash overdraft                 7,138,400                --
   Proceeds from exercise of stock options          141,700           115,100
   Payment of capital lease obligations             (31,900)          (29,000)
                                                  ---------           --------
       Net cash provided by (used in)
           financing activities                   7,248,200            86,100

       Net (decrease) increase in cash and
           marketable securities                   (439,400)          440,200
CASH AND MARKETABLE SECURITIES, beginning of
       period                                       439,400         8,453,100
                                                   --------         ---------
CASH AND MARKETABLE SECURITIES, end of period    $       --       $ 8,893,300
                                                   ========         =========

                        TESSCO Technologies Incorporated
                    Notes to Unaudited Financial Statements
                                 June 28, 1996


1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated is a leading distributor of products to the wireless communications industry. The Company serves over 12,000 customers in the cellular telephone, paging and mobile radio-dispatch markets, including a diversified mix of dealers, cellular and paging carriers and self-maintained users. The Company offers a wide product selection which is broadly classified as infrastructure, mobile and portable accessory and test and maintenance.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position at June 28, 1996 and June 30, 1995 and the results of its operations and its cash flows for the periods then ended. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's annual financial statements and notes thereto as of March 29, 1996 and for the year then ended. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of Fiscal 1997 Compared to First Quarter of Fiscal 1996

         Revenues increased by $17.5 million, or 91.1%, to $36.7 million for the first quarter of fiscal 1997 compared to $19.2 million for the first quarter of fiscal 1996. The overall increase was primarily a result of increased unit volume and an expanded product offering, including fulfillment contracts. Revenues increased in each of the Company's three major product categories, with the largest percentage increase experienced in the sale of mobile and portable accessory products. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 46%, 42%, and 12%, respectively, of product revenues during the first quarter of fiscal 1997. Revenues also increased in each of the three major customer classifications, with the largest growth experienced in sales to cellular and paging carriers. Dealers, cellular and paging carriers, and self-maintained users accounted for approximately 37%, 47%, and 16%, respectively, of product revenues during the first quarter of fiscal 1997.

         Gross profit increased by $4.4 million, or 95.5%, to $9.0 million for the first quarter of fiscal 1997 compared to $4.6 million for the first quarter of fiscal 1996, while the gross profit margin increased to 24.5% from 23.5%. The increase in gross profit margin primarily resulted from product and service mix changes, pricing and purchasing programs, as well as the implementation of fee-based fulfillment services.

         Selling, general and administrative expenses increased by $3.3 million, or 98.1%, to $6.7 million during the first quarter of fiscal 1997 compared to $3.4 million for the first quarter of fiscal 1996. The increase in these expenses was primarily attributable to increased compensation costs associated with the continued investment in additional sales and marketing personnel and freight charges associated with increased sales activity. As a percentage of revenues, selling, general and administrative expenses increased to 18.2% for the first quarter of fiscal 1997 from 17.5% for the first quarter of fiscal 1996.

         Income from operations increased by $1.1 million, or 88.3%, to $2.3 million for the first quarter of fiscal 1997 compared to $1.2 million for the first quarter of fiscal 1996, and as a percentage of revenues decreased to 6.3% from 6.4%.

         Net interest expense for the first quarter of fiscal 1997 was $136,000 compared to net interest income of $70,000 for the first quarter of fiscal 1996. This change is a direct result of interest on borrowings incurred in connection with the Company's acquisition of Cartwright Communications, the funding of the global logistics center, and increased working capital requirements during the first quarter of fiscal 1997. The effective tax rate for the first quarter of fiscal 1997 was 38.6% compared to 36.9% in the corresponding prior year period. The increase in the effective tax rate is primarily due to the Company's investment in tax-exempt securities during the first quarter of fiscal 1996.


Liquidity and Capital Resources

         Net cash used in operating activities was $321,000 for the first quarter of fiscal 1997, compared to net cash provided by operating activities of $449,000 for the first quarter of fiscal 1996. This change was primarily the result of an increase in net income offset by changes in operating assets and liabilities, particularly an increase in accounts receivable and inventory offset partially by an increase in accounts payable. Net cash used in investing activities increased to $7.4 million for the first quarter of fiscal 1997 compared to $95,000 for the first quarter of fiscal 1996. This increase was primarily due to the Company's acquisition of Cartwright Communications during the first quarter of fiscal 1997 as well as the Company's expenditures related to its new global logistics center distribution facility. Net cash provided by financing activities increased to $7.2 million in the first quarter of fiscal 1997 from $86,000 for the first quarter of fiscal 1996. This change is primarily a result of the Company's borrowing under its credit facilities to finance the Cartwright acquisition and the expenditures related to its global logistics center.

                          Part II - Other Information

Item 1. Legal Proceedings

         On July 8, 1996, the Company announced that it had reached an agreement to settle its lawsuit against the Andrew Corportation (Andrew). Under the terms of the settlement, Andrew will continue to supply the Company with products under the terms of its distributor agreement until December 31, 1996. The parties also agreed to mutually dismiss all litigation and/or arbitration proceedings and to cooperate in the orderly transition and termination of their relationship. Sales of Andrew products represented 29% of the Company's revenues during fiscal 1996 and 21% during the first quarter of fiscal 1997. The Company will continue to offer competitive alternative product offerings during the transition period. In the event that alternative product acceptability is low or product availability becomes unreliable, the impact on the Company's revenues and earnings could be material.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8 - K

         (a)  Exhibit 11 - Earnings per share computation


         (b) Current Report on Form 8-K, dated April 18, 1996 (Item 5) filed on April 19, 1996.

             Current  Report  on Form 8-K ,  dated  June 3,  1996  (Item 5 re:
             Cartwright acquisition) filed on June 15, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TESSCO Technologies Incorporated
                                              (Registrant)




Date:  August 12, 1996
                                     By: /s/ Gerald T. Garland
                                         Gerald T. Garland
                                         Treasurer and Chief Financial Officer
                                         (principal financial officer)

                                 EXHIBIT INDEX



Exhibit Number                                               Page

11.  Earnings per share computation                           10