Form 10-Q
period 1996-09-27
TESSCO TECHNOLOGIES INC
filed 1996-11-12
CIK 927355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



        [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 27, 1996

                                       OR

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________________________ to __________________.


                         Commission File Number 0-24746

                        TESSCO Technologies Incorporated
             (Exact name of registrant as specified in its charter)



               Delaware                                     52-0729657
    -----------------------------                     ----------------------
    (State or other jurisdiction                          (I.R.S. Employer
           of incorporation)                           Identification Number)

        34 Loveton Circle  Sparks, Maryland                   21152
   ----------------------------------------           -----------------------
   (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (410) 472-7000



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X                       No

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1996:

        Class:  Common Stock, $.01 par value  Number of Shares:  4,306,158

                                     Part I

Item 1.  Financial Statements


                        TESSCO Technologies Incorporated
                                 Balance Sheets



                                        ASSETS
                                                                  September 27,                 March 29,
                                                                      1996                        1996
                                                                  -------------                ----------
                                                                   (unaudited)                 (audited)
CURRENT ASSETS:
     Cash and marketable securities                                $         -                $   439,400
     Trade accounts receivable, net                                 18,757,300                 14,312,500
     Product inventory                                              21,862,000                 13,689,400
     Deferred tax asset                                                303,800                    280,600
     Prepaid expenses and other current assets                       1,246,000                    566,700
                                                                    ----------                 ----------
          Total current assets                                      42,169,100                 29,288,600

PROPERTY AND EQUIPMENT, net                                         10,186,000                  6,602,700
DEFERRED TAX ASSET                                                      95,100                     87,900
OTHER ASSETS                                                         4,382,600                    548,700
                                                                   -----------                -----------
          Total assets                                             $56,832,800                $36,527,900
                                                                   ===========                ===========



                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                             $     9,400                $        -
     Current portion of capital lease obligations                      123,200                   126,400
     Trade accounts payable                                         14,246,900                 9,642,700
     Accrued expenses and other current liabilities                  2,226,800                 2,129,700
                                                                    ----------                ----------
          Total current liabilities                                 16,606,300                11,898,800


Borrowings under credit facility                                     6,632,300                        -
Long-term debt                                                       6,189,000                        -
Capital lease obligations, net of current portion                       23,600                   85,000
                                                                    ----------               ----------
          Total liabilities                                         29,451,200               11,983,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock                                                        -                        -
     Common stock                                                      45,000                   44,600
     Additional paid-in capital                                    18,534,400               18,232,900
     Treasury stock, at cost                                       (2,280,600)              (2,126,400)
     Retained earnings                                             11,082,800                8,393,000
                                                                  -----------              -----------
          Total stockholders' equity                               27,381,600               24,544,100
                                                                  -----------              -----------
          Total liabilities and stockholders' equity              $56,832,800              $36,527,900
                                                                  ===========              ===========


                        TESSCO Technologies Incorporated
                              Statements of Income
                                   (unaudited)



                                                           Fiscal Quarters Ended                        Six Months Ended
                                                   -----------------------------------         -----------------------------------
                                                   September 27,         September 29,         September 27,         September 29,
                                                      1996                   1995                  1996                 1995
                                                      ----                   ----                  ----                 ----

Revenues                                           $38,158,000           $21,989,600           $74,825,900           $41,174,700
Cost of goods sold                                  28,563,400            16,709,200            56,265,700            31,308,700
                                                   -----------           -----------           -----------           -----------
Gross profit                                         9,594,600             5,280,400            18,560,200            9,866,000

Selling, general and administrative expenses         7,093,000             3,818,000            13,749,200            7,177,200
                                                   -----------           -----------            ----------            ---------

Income from operations                               2,501,600             1,462,400             4,811,000            2,688,800

Interest income (expense), net                        (293,500)               63,600              (429,800)             133,900
                                                   -----------            ----------             ---------            ---------

Income before provision for income taxes             2,208,100             1,526,000             4,381,200            2,822,700
Provision for income taxes                             852,400               540,800             1,691,400            1,018,700
                                                    ----------           -----------           -----------           ----------
Net income                                          $1,355,700           $   985,200           $ 2,689,800           $1,804,000
                                                    ==========           ===========           ===========           ==========


Fully diluted earnings per share                    $     0.29           $      0.21           $      0.57           $     0.40
                                                    ==========           ===========           ===========           ==========


Fully diluted weighted average shares outstanding    4,753,400             4,614,600             4,730,800            4,535,100
                                                    ==========           ===========           ===========           ===========

                        TESSCO Technologies Incorporated
                            Statements of Cash Flows
                                   (unaudited)



                                                                                        Six Months Ended
                                                                              ------------------------------------
                                                                              September 27,          September 29,
                                                                                  1996                   1995
                                                                                  ----                   ----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $2,689,800            $1,804,000
     Adjustments to reconcile net income to net cash
          provided by operating activities, net of effects
          of business acquired in fiscal 1997
               Depreciation and amortization                                       593,800               346,800
               Provision for bad debts                                             249,400                65,300
               Deferred income taxes                                               (30,400)              (56,500)
     Increase in trade accounts receivable                                      (3,115,900)           (2,557,200)
     Increase in product inventory                                              (6,255,500)           (1,102,800)
     Increase in prepaid expenses and other
          current assets                                                          (679,300)             (116,200)
     Increase in trade accounts payable                                          3,649,200             1,778,700
     Increase (decrease) in accrued expenses and other
          current liabilities                                                       97,100               (34,500)
     Decrease in other long-term liabilities                                            -                (20,800)
                                                                                ----------              --------
               Net cash (used in) provided by operating activities              (2,801,800)              106,800

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquired business                                             (6,688,600)                   -
     Acquisition of property and equipment                                       (3,862,800)            (215,400)
                                                                                -----------             --------
               Net cash used in investing activities                            (10,551,400)            (215,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in borrowings under credit facility                             6,632,300                    -
     Net proceeds from long-term debt                                             6,198,400                    -
     Proceeds from exercise of stock options                                        147,700               215,400
     Payment of capital lease obligations                                           (64,600)              (47,000)
                                                                                -----------             ---------
               Net cash provided by financing activities                         12,913,800               168,400

               Net (decrease) increase in cash and marketable securities           (439,400)               59,800
CASH AND MARKETABLE SECURITIES, beginning of period                                 439,400             8,453,100
                                                                                -----------            ----------
CASH AND MARKETABLE SECURITIES, end of period                                   $         -            $8,512,900
                                                                                ===========            ==========

                        TESSCO Technologies Incorporated
                     Notes to Unaudited Financial Statements
                               September 27, 1996


1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated is a leading distributor of products to the wireless communications industry. The Company serves over 13,000 customers in the cellular telephone, paging and mobile radio-dispatch markets, including a diversified mix of dealers, cellular and paging carriers and self-maintained users. The Company offers a wide product selection which is broadly classified as infrastructure, mobile and portable accessory and test and maintenance.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position at September 27, 1996 and September 29, 1995 and the results of its operations and its cash flows for the periods then ended. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's annual financial statements and notes thereto as of March 29, 1996 and for the year then ended. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of Fiscal 1997 Compared to Second Quarter of Fiscal 1996

         Revenues increased by $16.2 million, or 73.5%, to $38.2 million for the second quarter of fiscal 1997 compared to $22.0 million for the second quarter of fiscal 1996. The overall increase was primarily a result of increased unit volume and an expanded product offering, including fulfillment contracts and the inclusion of Cartwright Communications Company's revenues for the second quarter of fiscal 1997. Revenues increased in each of the Company's three major product categories, with the largest percentage increase experienced in the sale of mobile and portable accessory products. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 50%, 38%, and 12%, respectively, of product revenues during the second quarter of fiscal 1997. Revenues also increased in each of the three major customer classifications, with the largest growth experienced in dealers. Dealers, cellular and paging carriers, and self-maintained users accounted for approximately 37%, 45%, and 18%, respectively, of product revenues during the second quarter of fiscal 1997.

         Gross profit increased by $4.3 million, or 81.7%, to $9.6 million for the second quarter of fiscal 1997 compared to $5.3 million for the second quarter of fiscal 1996, while the gross profit margin increased to 25.1% from 24.0%. The increase in gross profit margin primarily resulted from product and service mix changes, pricing and purchasing programs, as well as the continuation of fee-based fulfillment services.

         Selling, general and administrative expenses increased by $3.3 million, or 85.8%, to $7.1 million during the second quarter of fiscal 1997 compared to $3.8 million for the second quarter of fiscal 1996. The increase in these expenses was primarily attributable to the continued investment in personnel to fuel future revenue and gross profit growth, freight charges associated with increased sales activity, and Cartwright Communications Company's expenses being included in the second quarter of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 18.6% for the second quarter of fiscal 1997 from 17.4% for the second quarter of fiscal 1996.

         Income from operations increased by $1.0 million, or 71.1%, to $2.5 million for the second quarter of fiscal 1997 compared to $1.5 million for the second quarter of fiscal 1996, and as a percentage of revenues decreased to 6.6% from 6.7%.

         Net interest expense for the second quarter of fiscal 1997 was $294,000 compared to net interest income of $64,000 for the second quarter of fiscal 1996. This change is a direct result of interest on borrowings incurred in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's newly opened global logistics center, and increased working capital requirements during the second quarter of fiscal 1997. The effective tax rate for the second quarter of fiscal 1997 was 38.6% compared to 35.4% in the corresponding prior year period. The increase in the effective tax rate is primarily due to the Company's borrowing position in the second quarter of fiscal 1997 compared to its investment in tax-exempt securities during the second quarter of fiscal 1996.

First Six Months of Fiscal 1997 Compared to First Six Months of Fiscal 1996

         Revenues increased by $33.6 million, or 81.7%, to $74.8 million for the first six months of fiscal 1997 compared to $41.2 million for the first six months of fiscal 1996. The overall increase was primarily a result of increased unit volume and an expanded product offering, including fulfillment contracts and the inclusion of Cartwright Communications Company's revenues for the months of June through September. Revenues increased in each of the Company's three major product categories, with the largest percentage increase experienced in the sale of mobile and portable accessory products. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 48%, 40%, and 12%, respectively, of product revenues during the first six months of fiscal 1997. Revenues also increased in each of the three major customer classifications, with the largest growth experienced in cellular and paging carriers. Dealers, cellular and paging carriers, and self-maintained users accounted for approximately 36%, 47%, and 17%, respectively, of product revenues during the first six months of fiscal 1997.

         Gross profit increased by $8.7 million, or 88.1%, to $18.6 million for the first six months of fiscal 1997 compared to $9.9 million for the first six months of fiscal 1996, while the gross profit margin increased to 24.8% from 24.0%. The increase in gross profit margin primarily resulted from product and service mix changes, pricing and purchasing programs, as well as the continuation of fee-based fulfillment services.

         Selling, general and administrative expenses increased by $6.6 million, or 91.6%, to $13.8 million during the first six months of fiscal 1997 compared to $7.2 million for the first six months of fiscal 1996. The increase in these expenses was primarily attributable to the continued investment in personnel to fuel future revenue and gross profit growth, freight charges associated with increased sales activity, and Cartwright Communications Company's expenses being included in the period of June through September of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 18.4% for the first six months of fiscal 1997 from 17.4% for the first six months of fiscal 1996.

         Income from operations increased by $2.1 million, or 78.9%, to $4.8 million for the first six months of fiscal 1997 compared to $2.7 million for the first six months of fiscal 1996, and as a percentage of revenues decreased to 6.4% from 6.5%.

         Net interest expense for the first six months of fiscal 1997 was $430,000 compared to net interest income of $134,000 for the first six months of fiscal 1996. This change is a direct result of interest on borrowings incurred in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's newly opened global logistics center, and increased working capital requirements during the first six months of fiscal 1997. The effective tax rate for the first six months of fiscal 1997 was 38.6% compared to 36.1% in the corresponding prior year period. The increase in the effective tax rate is primarily due to the Company's borrowing position in the first six months of fiscal 1997 compared to its investment in tax-exempt securities during the first six months of fiscal 1996.

Liquidity and Capital Resources

         Net cash used in operating activities was $2.8 million for the first six months of fiscal 1997, compared to net cash provided by operating activities of $107,000 for the first six months of fiscal 1996. This change was primarily the result of an increase in net income offset by changes in operating assets and liabilities, particularly an increase in accounts receivable and inventory offset partially by an increase in accounts payable. Net cash used in investing activities increased to $10.6 million for the first six months of fiscal 1997 compared to $215,000 for the first six months of fiscal 1996. This increase was primarily due to the Company's acquisition of Cartwright Communications Company during the first quarter of fiscal 1997 as well as the Company's expenditures related to its newly opened global logistics center distribution facility. Net cash provided by financing activities increased to $12.9 million in the first six months of fiscal 1997 from $168,000 for the first six months of fiscal 1996. This change is primarily a result of the Company's borrowing under its credit facilities to finance the Cartwright acquisition and the expenditures related to its global logistics center.

                           Part II - Other Information

Item 1. Legal Proceedings
         On July 8, 1996, the Company announced that it had reached an agreement to settle its lawsuit against the Andrew Corporation ("Andrew"). Under the terms of the settlement, Andrew will continue to supply the Company with products under the terms of its distributor agreement until December 31, 1996. The parties also agreed to mutually dismiss all litigation and/or arbitration proceedings and to cooperate in the orderly transition and termination of their relationship. Sales of Andrew products represented 29% of the Company's revenues during fiscal 1996 and 17% during the second quarter of fiscal 1997. The Company will continue to offer competitive alternative product offerings during the transition period. In the event that alternative product acceptability is low or product availability becomes unreliable, the impact on the Company's revenues and earnings could be material.

Item 4.  Submission of Matters to a Vote of Security Holders
         The Company held its Annual Meeting of Shareholders at the Company's corporate headquarters on July 16, 1996. At the meeting, the shareholders were asked to vote on the election of directors, the approval of an amendment to the Company's 1994 Stock and Incentive Plan, the approval of an amendment to the Company's Certificate of Incorporation and the ratification of the Company's independent public accountants.

         Election of Directors. At the meeting, the shareholders reelected Robert B. Barnhill, Jr. and Benn R. Konsynski, Ph.D. for three year terms expiring at the Company's 1999 Annual Meeting of Shareholders. The votes cast for Mr. Barnhill and Dr. Konsynski were as follows:



         Robert B. Barnhill, Jr.             2,832,701       For
                                                56,315       Against or Withheld
                                                     0       Abstentions
                                                     0       Shares Not Voted

         Benn R. Konsynski, Ph.D.            2,832,701       For
                                                56,315       Against or Withheld
                                                     0       Abstentions
                                                     0       Shares Not Voted

The terms of office of each of Jerome C. Eppler, Dennis J. Shaughnessy, Martin L Grass and Morton F. Zifferer continued after the meeting.

         1994 Stock and Incentive Plan. At the meeting, the shareholders approved an amendment to the Company's 1994 Stock and Incentive Plan to increase the number of shares reserved for issuance under the plan by 239,500. The number of votes cast for the was 2,747,874, the number of votes against or withheld was 135,342, the number of abstentions was 5,800 and the number of shares not voted was 2,355,836.

         Certificate of Incorporation. At the meeting, the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of authorized common stock, par value $.01 per share from 9,500,000 to 15,000,000 shares. The number of votes cast for the amendment was 2,795,426, the number of votes against or withheld was 90,990, the number of abstentions was 2,600 and the number of shares not voted was 2,355,836.

         Independent Auditors. At the meeting, the shareholders ratified the appointment of Arthur Andersen LLP to serve as the independent public accountants of the Company for the fiscal year ending March 28, 1997. The number of votes cast for the appointment of Arthur Andersen LLP was 2,887,831, the number of votes against or withheld was 885, the number of abstentions was 300 and the number of shares not voted was 2,355,836.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibit 11 - Earnings per share computation

         (b) No reports on Form 8-K have been filed during the quarter covered by this report.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TESSCO Technologies Incorporated
                                                 (Registrant)




Date:  November 12, 1996              By: Gerald T. Garland
                                          Gerald T. Garland
                                          Treasurer and Chief Financial Officer
                                          (principal financial officer)

                                  EXHIBIT INDEX



Exhibit Number                                                 Page
--------------                                                 ----

11.  Earnings per share computation                             14

27.  Financial Data Schedules                                   15