Form 10-Q
period 1996-12-27
TESSCO TECHNOLOGIES INC
filed 1997-02-07
CIK 927355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period December 27, 1996

                                       OR

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from _____________________ to
__________________.


                         Commission File Number 0-24746

                        TESSCO Technologies Incorporated
             (Exact name of registrant as specified in its charter)


                  Delaware                             52-0729657
        ----------------------------              ----------------------
        (State or other jurisdiction                (I.R.S. Employer
              of incorporation)                   Identification Number)

     34 Loveton Circle  Sparks, Maryland                  21152
  ----------------------------------------              ----------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (410) 472-7000
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                         No
                         -----                           -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 7, 1997:

Class:  Common Stock, $.01 par value          Number of Shares:  4,342,991
                                                                 ---------

                                     Part I

Item 1.  Financial Statements


                        TESSCO Technologies Incorporated
                                 Balance Sheets


                                     ASSETS
                                                                 December 27,       March 29,
                                                                    1996              1996
                                                                    ----              ----
                                                                (unaudited)         (audited)
CURRENT ASSETS:
     Cash and marketable securities                             $         -        $   439,400
     Trade accounts receivable, net                              19,139,900         14,312,500
     Product inventory                                           22,279,400         13,689,400
     Deferred tax asset                                             303,800            280,600
     Prepaid expenses and other current assets                    1,066,100            566,700
                                                                -----------        -----------
          Total current assets                                   42,789,200         29,288,600

PROPERTY AND EQUIPMENT, net                                      11,068,300          6,602,700
DEFERRED TAX ASSET                                                   95,100             87,900
OTHER ASSETS                                                      4,297,900            548,700
                                                                -----------        -----------
          Total assets                                          $58,250,500        $36,527,900
                                                                ===========        ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                          $   331,900        $         -
     Current portion of capital lease obligations                   110,800            126,400
     Trade accounts payable                                      13,682,900          9,642,700
     Accrued expenses and other current liabilities               2,365,800          2,129,700
                                                                -----------        -----------
          Total current liabilities                              16,491,400         11,898,800

Borrowings under credit facility                                  5,319,800                  -
Long-term debt                                                    7,664,300                  -
Capital lease obligations, net of current portion                     4,400             85,000
                                                                -----------        -----------
          Total liabilities                                      29,479,900         11,983,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock                                                      -                  -
     Common stock                                                    45,800             44,600
     Additional paid-in capital                                  19,052,200         18,232,900
     Treasury stock, at cost                                     (2,591,500)        (2,126,400)
     Retained earnings                                           12,264,100          8,393,000
                                                                -----------        -----------
          Total stockholders' equity                             28,770,600         24,544,100
                                                                -----------        -----------
          Total liabilities and stockholders' equity            $58,250,500        $36,527,900
                                                                ===========        ===========


                        TESSCO Technologies Incorporated
                              Statements of Income
                                   (unaudited)


                                                  Fiscal Quarters Ended                    Nine Months Ended
                                                  ---------------------                    -----------------
                                            December 27,      December 29,      December 27,      December 29,
                                                1996              1995              1996              1995
                                                ----              ----              ----              ----
Revenues                                     $38,901,700       $23,805,600      $113,727,600       $64,980,300
Cost of goods sold                            29,002,700        17,365,600        85,268,400        48,674,300
                                             -----------       -----------      ------------       ------------
Gross profit                                   9,899,000         6,440,000        28,459,200        16,306,000

Selling, general and administrative
  expenses                                     7,690,200         4,722,200        21,439,400        11,899,400
                                             -----------       -----------      ------------       -----------
Income from operations                         2,208,800         1,717,800         7,019,800         4,406,600

Interest income (expense), net                  (292,100)           52,800          (721,900)          186,700
                                             -----------       -----------      ------------       -----------

Income before provision for income taxes       1,916,700         1,770,600         6,297,900         4,593,300
Provision for income taxes                       735,400           643,300         2,426,800         1,662,000
                                             -----------       -----------      ------------       -----------
Net income                                   $ 1,181,300       $ 1,127,300      $  3,871,100       $ 2,931,300
                                             ===========       ===========      ============       ===========

Primary earnings per share                   $      0.25       $      0.24      $       0.82       $      0.65
                                             ===========       ===========      ============       ===========
Fully diluted earnings per share             $      0.25       $      0.24      $       0.82       $      0.64
                                             ===========       ===========      ============       ===========
Primary weighted average shares
 outstanding                                   4,728,200         4,623,800         4,709,400         4,528,500
                                             ===========       ===========      ============       ===========
Fully diluted weighted average shares
 outstanding                                   4,728,200         4,645,700         4,729,900         4,571,900
                                             ===========       ===========      ============       ===========


                        TESSCO Technologies Incorporated
                            Statements of Cash Flows
                                   (unaudited)


                                                           Nine Months Ended
                                                      --------------------------
                                                      December 27,  December 29,
                                                          1996          1995
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $3,871,100    $2,931,300
   Adjustments to reconcile net income to net cash
      provided by operating activities, net of
      effects of business acquired in fiscal 1997
         Depreciation and amortization                    957,600       525,700
         Provision for bad debts                          362,900       107,400
         Deferred income taxes                            (30,400)     (104,600)
   Increase in trade accounts receivable               (3,612,000)   (4,168,700)
   Increase in product inventory                       (6,672,900)   (4,103,000)
   Increase in prepaid expenses and other
      current assets                                     (499,400)     (200,500)
   Increase in trade accounts payable                   3,085,200     3,155,900
   Increase in accrued expenses and other
      current liabilities                                 236,100       340,200
   Decrease in other long-term liabilities                      -       (27,800)
                                                      -----------    -----------
         Net cash used in operating activities         (2,301,800)   (1,544,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquired business                     (6,688,600)            -
   Acquisition of property and equipment               (5,024,200)     (432,500)
                                                      -----------    ----------
         Net cash used in investing activities        (11,712,800)     (432,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in borrowings under credit facility     5,319,800             -
   Net proceeds from long-term debt                     7,996,200             -
   Proceeds from exercise of stock options                355,400       294,100
   Payment of capital lease obligations                   (96,200)      (77,300)
                                                      -----------    ----------
         Net cash provided by financing activities     13,575,200       216,800

         Net decrease in cash and marketable
           securities                                    (439,400)   (1,759,800)
CASH AND MARKETABLE SECURITIES, beginning of period       439,400     8,453,100
                                                      -----------    ----------
CASH AND MARKETABLE SECURITIES, end of period         $         -    $6,693,300
                                                      ===========    ==========

                        TESSCO Technologies Incorporated
                     Notes to Unaudited Financial Statements
                                December 27, 1996


1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated is a leading distributor of products to the wireless communications industry. The Company serves over 13,000 customers in the cellular telephone, personal communications services (PCS), paging and mobile radio-dispatch markets, including a diversified mix of dealers, cellular and paging carriers and self-maintained users. The Company offers a wide product selection which is broadly classified as infrastructure, mobile and portable accessory and test and maintenance.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position at December 27, 1996 and December 29, 1995 and the results of its operations and its cash flows for the periods then ended. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's annual financial statements and notes thereto as of March 29, 1996 and for the year then ended. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter of Fiscal 1997 Compared to Third Quarter of Fiscal 1996

         Revenues increased by $15.1 million, or 63.4%, to $38.9 million for the third quarter of fiscal 1997 compared to $23.8 million for the third quarter of fiscal 1996. The overall increase was primarily a result of increased unit volume and an expanded product offering, including fulfillment contracts and the inclusion of the newly acquired Cartwright Communications Company's revenues for the third quarter of fiscal 1997. Revenues increased in each of the Company's three major product categories, with the largest percentage increase experienced in the sale of mobile and portable accessory products. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 51%, 36%, and 13%, respectively, of product revenues during the third quarter of fiscal 1997. Revenues also increased in each of the three major customer classifications, with the largest growth experienced in self-maintained users. Dealers, cellular and paging carriers, and self-maintained users accounted for approximately 38%, 45%, and 17%, respectively, of product revenues during the third quarter of fiscal 1997.

         Gross profit increased by $3.5 million, or 53.7%, to $9.9 million for the third quarter of fiscal 1997 compared to $6.4 million for the third quarter of fiscal 1996, while the gross profit margin decreased to 25.4% from 27.1%. The decrease in gross profit margin primarily resulted from product and service mix changes, as well as the effect of more competitive pricing in fee-based fulfillment services.

         Selling, general and administrative expenses increased by $3.0 million, or 62.9%, to $7.7 million during the third quarter of fiscal 1997 compared to $4.7 million for the third quarter of fiscal 1996. The increase in these expenses was primarily attributable to the continued investment in personnel to build and support future revenue and gross profit growth, freight charges associated with increased sales activity, and Cartwright Communications Company's expenses being included in the third quarter of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses remained constant at 19.8% for the third quarter of fiscal 1997, when compared to the third quarter of fiscal 1996.

         Income from operations increased by $491,000, or 28.6%, to $2.2 million for the third quarter of fiscal 1997 compared to $1.7 million for the third quarter of fiscal 1996. The operating income margin was 5.7% compared to the corresponding prior year's 7.2% as a result of the reduction in gross profit margin.

         Net interest expense for the third quarter of fiscal 1997 was $292,000 compared to net interest income of $53,000 for the third quarter of fiscal 1996. This change is a direct result of interest on borrowings incurred in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's newly opened global logistics center, and increased working capital requirements during the third quarter of fiscal 1997. The effective tax rate for the third quarter of fiscal 1997 was 38.4% compared to 36.3% in the corresponding prior year period. The increase in the effective tax rate is primarily due to the Company's borrowing position in the third quarter of fiscal 1997 compared to its investment in tax-exempt securities during the third quarter of fiscal 1996.

First Nine Months of Fiscal 1997 Compared to First Nine Months of Fiscal 1996

         Revenues increased by $48.7 million, or 75.0%, to $113.7 million for the first nine months of fiscal 1997 compared to $65.0 million for the first nine months of fiscal 1996. The overall increase was primarily a result of increased unit volume and an expanded product offering, including fulfillment services contracts and the inclusion of the newly acquired Cartwright Communications Company's revenues for the months of June through December of fiscal 1997. Revenues increased in each of the Company's three major product categories, with the largest percentage increase experienced in the sale of mobile and portable accessory products. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 49%, 39%, and 12%, respectively, of product revenues during the first nine months of fiscal 1997. Revenues also increased in each of the three major customer classifications, with the largest growth experienced in cellular and paging carriers. Dealers, cellular and paging carriers, and self-maintained users accounted for approximately 37%, 46%, and 17%, respectively, of product revenues during the first nine months of fiscal 1997.

         Gross profit increased by $12.2 million, or 74.5%, to $28.5 million for the first nine months of fiscal 1997 compared to $16.3 million for the first nine months of fiscal 1996, while the gross profit margin fell slightly to 25.0% from 25.1%.

         Selling, general and administrative expenses increased by $9.5 million, or 80.2%, to $21.4 million during the first nine months of fiscal 1997 compared to $11.9 million for the first nine months of fiscal 1996. The increase in these expenses was primarily attributable to the continued investment in personnel to build and support future revenue and gross profit growth, freight charges associated with increased sales activity, and Cartwright Communications Company's expenses being included in the period of June through December of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 18.9% for the first nine months of fiscal 1997 from 18.3% for the first nine months of fiscal 1996.

         Income from operations increased by $2.6 million, or 59.3%, to $7.0 million for the first nine months of fiscal 1997 compared to $4.4 million for the first nine months of fiscal 1996, and as a percentage of revenues was 6.2% compared to the prior year's 6.8%.

         Net interest expense for the first nine months of fiscal 1997 was $722,000 compared to net interest income of $187,000 for the first nine months of fiscal 1996. This change is a direct result of interest on borrowings incurred in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's newly opened global logistics center, and increased working capital requirements during the first nine months of fiscal 1997. The effective tax rate for the first nine months of fiscal 1997 was 38.5% compared to 36.2% in the corresponding prior year period. The increase in the effective tax rate is primarily due to the Company's borrowing position in the first nine months of fiscal 1997 compared to its investment in tax-exempt securities during the first nine months of fiscal 1996.

Liquidity and Capital Resources

         Net cash used in operating activities was $2.3 million for the first nine months of fiscal 1997, compared to net cash used in operating activities of $1.5 million for the first nine months of fiscal 1996. This change was primarily the result of an increase in net income offset by changes in operating assets and liabilities, particularly an increase in accounts receivable and inventory offset partially by an increase in accounts payable. Net cash used in investing activities increased to $11.7 million for the first nine months of fiscal 1997 compared to $433,000 for the first nine months of fiscal 1996. This increase was primarily due to the Company's acquisition of Cartwright Communications Company during the first quarter of fiscal 1997 as well as the Company's expenditures related to its newly opened global logistics center distribution facility. Net cash provided by financing activities increased to $13.6 million in the first nine months of fiscal 1997 from $217,000 for the first nine months of fiscal 1996. This change is primarily a result of the Company's borrowing under its credit facilities and proceeds from long-term debt to finance the Cartwright acquisition and expenditures related to its global logistics center.

                           Part II - Other Information

Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

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



                                      TESSCO Technologies Incorporated
                                      --------------------------------
                                               (Registrant)




Date:  February 7, 1997
                                      By:  Gerald T. Garland
                                           -------------------------------------
                                           Gerald T. Garland
                                           Treasurer and Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX



Exhibit Number                                                Page

11.  Earnings per share computation                           13

27.  Financial Data Schedule                                  14