Form 10-K
period 1997-03-28
TESSCO TECHNOLOGIES INC
filed 1997-06-26
CIK 927355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 10 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 28, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from _______ to ________

                         Commission file number 0-24746

                        TESSCO Technologies Incorporated
             (Exact name of registrant as specified in its charter)

             Delaware                                    52-0729657
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. employer identification no.)
  incorporation or organization)

          34 Loveton Circle, Sparks, MD              21152-5100
      ----------------------------------------      ------------
      (Address of principal executive offices)       (Zip Code)


         Registrant's telephone number, including area code 410-229-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant' based on the closing sales price of the Common Stock as quoted on the National Association of Securities Dealers, Inc. National Market System as of May 29, 1997 was $87,044,840. The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 29, 1997 was 4,352,242.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

Item 1:  Business

         General
 ................................................................................
         TESSCO Technologies Incorporated ("TESSCO" or the "Company") is a leading national supplier of products to the wireless communications industry. The Company currently serves more than 6,100 customers per month in the cellular telephone, Personal Communication System (PCS), paging and mobile radio-dispatch markets, including a diversified mix of dealers, cellular and paging carriers and self-maintained users. The Company offers a wide product selection of nearly 17,500 stock keeping units ("SKUs") which are broadly classified as infrastructure, mobile and portable accessory and test and maintenance. The Company has developed a proprietary information technology system, which integrates all aspects of its operations, and which TESSCO believes provides it with a competitive advantage.

         Products and Services
 ................................................................................
         TESSCO's strategy is to identify, select, catalog, promote and sell those products required by its existing and prospective customers. The Company principally offers competitively priced, manufacturer brand name products. Products offered by the Company range from simple hardware items to sophisticated spectrum analyzers, with prices ranging from less than $1.00 to over $30,000, and gross profit margins ranging from less than 5% to over 60%. During fiscal 1997, the Company offered nearly 17,500 SKUs. The Company's product and service offerings are broadly classified as infrastructure, mobile and portable accessory, and test and maintenance, which accounted for approximately 49%, 38% and 13% of revenues during fiscal 1997, respectively.

         Infrastructure products are used to build, repair and upgrade wireless communications base sites, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers ("OEM"). Products include base station antennas, cable and transmission line, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. The Company's infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site "kitting" and "logistics integration."

         Mobile and portable accessories are those products used with mobile and portable devices, such as cellular telephones, pagers and two-way radios. Products include replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Customized order fulfillment services round out the Company's service offering.

         Test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various voltage and power measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

         While TESSCO principally provides manufacturer brand name products, a variety of products, which are primarily mobile and portable accessory products, are offered under its private labels "Celldyne," "PowerTel," "Plus" and "Cascade." The Company acquired two of these private labels at the beginning of fiscal 1993 as part of an effort to expand its product offerings to include a greater percentage of private label products, which generally have higher gross profit margins than the Company's other products. Private label sales have grown from 1.7% of product revenues in fiscal 1992 to 3.8% in fiscal 1997.

         As part of its commitment to customer service, the Company allows customers to return a product for any reason, for credit, within 30 days after the date of purchase. Total returns and credits have been less than 4% of revenues in each of the past three fiscal years.

         As of March 28, 1997 the Company was offering products purchased from over 270 manufacturers. Although a substantial portion of the Company's purchases are concentrated with a small number of vendors (approximately 57% of TESSCO's fiscal 1997 revenues were generated by the sale of products purchased from its top ten vendors, with products purchased from our largest vendor generating approximately 14%), the Company believes that alternative sources of supply are available for virtually every product type it carries.

         The Company has continued its progress in converting customers from Andrew-manufactured cable products to competitive alternatives. In the fourth quarter, the Company ceased selling Andrew products completely, yet was able to achieve 70% of the third quarter cable gross profit and 100% of the prior year's fourth quarter cable gross profit. While this situation has been unpleasant and contributed significantly to the Company's earnings shortfall in the fourth quarter, the Company believes that it will be stronger going forward as the Company diversifies vendor concentration and increases its marketing and sales effectiveness.

         Customers
 ................................................................................

         TESSCO's customer base consists of dealers, cellular, PCS and paging carriers and self-maintained users. All of these customers share the characteristic that they are service organizations designing, installing, operating or repairing some type of wireless communications system. Dealers, cellular, PCS and paging carriers and self-maintained users accounted for approximately 37%, 46% and 17% of fiscal 1997 product revenues, respectively.

         Dealers sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. TESSCO's customers in this classification include local proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

         Cellular, PCS and paging carriers are responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers. TESSCO's customers in this classification include Bell Atlantic Mobile Systems, CellularOne and AT&T.

         Self-maintained users have significant internal communications requirements and, as a result, own and operate their own two-way radio networks and service their own equipment. TESSCO's customers in this classification include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations.

         No one customer accounted for more than 7% of TESSCO's revenues during fiscal 1997. TESSCO's ten largest customers accounted for approximately 23% of its revenues during fiscal 1997. While the Company generally does not have contracts with its customers, it did enter into a long-term agreement to provide fulfillment services in an attempt to protect its upfront investment with a particular customer. The existing agreement could have limited the customer's corporate flexibility; accordingly, with the Company's concurrence, the customer sent notification of its desire to terminate effective March 1, 1998, and redefine the scope of its business relationship after that date. At the present time, the Company is unable to estimate what changes will result and what effect, if any, these changes will have on the Company's earnings.

         Method of Operation
 ................................................................................

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

         Customer Relationships

         The primary focus of TESSCO's operations is its commitment to make it easier and more cost effective for customers to acquire products. The customer relationships team, consisting of 99 representatives as of March 28, 1997, is responsible for initiating and building a long-term relationship with customers as well as for responding to incoming inquiries and orders. Scheduled calls are made to each regular purchasing customer for the purpose of information dissemination, order generation, data base maintenance and the overall enhancement of the business supply relationship. TESSCO also continually monitors its customer service levels through report cards included with each product shipment, customer surveys and regular interaction with customers. By combining its broad product offerings with a commitment to superior customer service, TESSCO seeks to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products while also reducing the customer's need to maintain higher inventory levels.

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

         TESSCO believes that its commitment to developing a strong customer relationship both at the time of sale as well as after the sale enables it to maximize customer satisfaction and retention. The percentage of customers purchasing products in two consecutive months was approximately 61% in fiscal 1997. The average number of customers per month has increased from 2,646 in fiscal 1992 to 6,181 in fiscal 1997.

         Marketing

         TESSCO's proprietary customer data base contains detailed information on over 35,000 existing and potential customers, including the names of key personnel, past contacts, and inquiry, buying and credit histories. This extensive customer data base enables the Company to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their response to direct marketing materials, advertisements in trade journals and industry trade shows. Customer relationship representatives follow-up on these customer inquiries through distribution of the Company's information materials, phone contact and field visits. The information technology system tracks a potential customer identification from the initial marketing effort, and through the establishment and development of a purchasing relationship. Once a customer relationship is established, the Company carefully analyzes purchasing patterns and identifies opportunities to encourage customers to make more frequent purchases of a broader array of products. TESSCO believes that it is able to develop efficient and effective marketing programs to expand its customer base and increase sales to its existing customers, while at the same time limiting increases in sales and marketing expenses.

         The Company utilizes its product data base to develop both broad based as well as customized product information materials. These materials are designed to encourage both existing and potential customers to view TESSCO as an important source of their product requirements by providing useful and timely product and service information. These customer information services include Buyer's Guides distributed semiannually to over 25,000 current and prospective buyers, Your Total Source Bulletins, which are designed to supplement the overall marketing impact of the Buyer's Guides, and The Wireless Journal, which is designed to introduce the reader to TESSCO's capabilities and product offerings and contains information on significant industry trends and product reviews.

         TESSCO presently provides its complete Buyer's Guide on computer diskette and CD-ROM. In addition, the Company provides a continuing series of electronic interchange services designed to facilitate and encourage customer orders, including computerized order entry, fax on demand product specifications and price and delivery options, and Internet access.

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

         The Company believes that effective purchasing and inventory control are key elements ensuring that a broad range of products will be readily available to fill customer orders. The Company uses its information technology system to monitor and manage its inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As a result of its emphasis on inventory control and the consolidation of its distribution functions, the Company has been able to maintain its order completion rate and support its increasing sales levels without corresponding increases in inventory levels. The Company improved its inventory turns to 7.1 during fiscal 1997 from 4.8 during fiscal 1993. Generally, the Company has been able to return slow-moving inventory to its vendors.

         In addition to determining the fundamental product offering, the Company's product business unit teams provide the technical foundation for both customers and TESSCO personnel. The product data base is continually updated to add technical information in response to vendor specification changes and customer inquiries. The data base contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and shipping information, alternative and associated products, and purchase and sales histories. Most of the information is available on a real time basis to all TESSCO personnel for product development, procurement, technical support, cataloging and marketing.

         Order Entry and Fulfillment

         Orders are received at the Company's centralized customer relationship center. While entering orders, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials handling system, which is integrated with the information technology system, utilizes bar coded labels which are applied to every product, allowing distribution center personnel to utilize radio-frequency scanners to locate products, fill orders and update inventory. The centralized distribution center also allows the Company to improve inventory control, minimize multiple product shipments to complete an order, limit inventory duplication and reduce the overhead associated with its distribution functions. Orders are shipped by a variety of freight lines and carriers. Destination and handling charges are calculated on the basis of the weight of the products shipped and not on the distance to the customer. The Company believes that this pricing structure allows it to attract customers who might otherwise order from local suppliers.

         Employees
 ................................................................................

         As of March 28, 1997, the Company had 297 full-time equivalent employees. Of the Company's full-time equivalent employees, 154 were engaged in customer and vendor service, marketing and product management, 104 were engaged in warehouse and distribution operations, and 39 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

         Competition
 ................................................................................

         The emerging wireless communications distribution industry is fragmented and is comprised of several national and numerous regional distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile and portable telephone accessory market, and the risk of new competitors entering the market is high. The Company believes, however, that its information technology system, large customer base and purchasing relationships with more than 270 manufacturers provide it with a significant competitive advantage over new entrants to the market. Certain of the Company's current competitors, particularly certain manufacturers, have substantially greater capital resources, sales and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

         The Company believes that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered, and total procurement costs to the customer. The Company believes that it competes favorably with respect to each of these factors. In particular, the Company believes it differentiates itself from its competitors due to the breadth of its product offerings, its ability to quickly provide products in response to customer demand and technological advances, the level of its customer service and the reliability of its order fulfillment process.

         Trademarks and Trade Names
 ................................................................................

         The Company maintains a number of registered trademarks and trade names in connection with its business activities, including "TESSCO," "Your Total Source," "The Wireless Journal," "Wireless Solutions" and "Cartwright Communications." The Company's general policy is to file for trademark and trade name protection for each of its trademarks and trade names, and to enforce its rights against any infringement.

Item 2:  Properties

         The Company's centralized distribution center is located in an approximately 156,000 square foot facility located north of Baltimore in Hunt Valley, Maryland. During fiscal 1996, the Company purchased this building which will allow for consolidation of its two current facilities into this location during fiscal 1998.

         The Company's corporate headquarters are currently located in approximately 16,000 square feet of leased office space located outside of Baltimore, in Sparks, Maryland. The lease has an initial expiration date of December 31, 2000. The Company intends to sublease this facility upon completion of the consolidation.

Item 3:  Legal Proceedings

         None

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 4A: Executive Officers of the Company

         Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company is as follows:


         NAME                     AGE       POSITION
         ...........................................................................................................................

         Robert B. Barnhill, Jr.   53       Chairman,         Robert B. Barnhill, Jr. is Chairman, President and Chief
                                            President and     Financial Officer, and founded the business in 1982.
                                            Chief Executive
                                            Officer


         Gerald T. Garland         46       Treasurer and     Gerald T. Garland joined the Company in September of
                                            Chief Financial   1993 and currently serves as Treasurer and Chief Financial
                                            Officer           Officer.  Previously, he was a Senior Vice  President in the
                                                              Commercial Finance
                                                              Division of
                                                              Maryland National
                                                              Bank and was a
                                                              financial manager
                                                              and plant
                                                              controller for
                                                              Black & Decker
                                                              Corporation.


         Rocco A. Baldasare        40       Group Leader      Rocco A. Baldasare joined the Company in March of 1990 and currently serves as Group Leader for Cartwright Communications
                                                              Company, acquired in fiscal 1997. Previously, he was the
                                                              Director of Market Development with The Personal Marketing
                                                              Company, a publisher of personalized marketing products for business executives.


         Pierce B. Dunn            46       Group Leader      Pierce B. Dunn joined the Company in July of 1995 and
                                                              currently serves as Group Leader for European Operations.
                                                              Previously, he was Chairman of CONNOR Environmental Services
                                                              and President of the Kirk Stieff Company, a manufacturer of prestige gift products.

         Richard A. Guipe          49       Group Leader      Richard A. Guipe joined the Company in June of 1996 and
                                                              currently serves as Group Leader for Operations. Previously, he was Vice President and General Manager for the Heliax
                                                              Products Division of Andrew Corporation and held various
                                                              senior management positions with Belden Wire and Cable.

         Henry E. Hooper            43      Business          Henry E. Hooper joined the Company in 1988 and cur-
                                            Unit Leader       rently serves as Team Leader for the Infrastructure  Products
                                                              Business Unit. Previously, he held senior marketing positions in the textile manufacturing industry and taught English.


         Steven E. Lehukey          39      Group Leader      Steven E. Lehukey joined the Company in March of 1994 and
                                                              currently serves as Group Leader for Customer Relations.
                                                              Previously, he was a Vice President in the Commercial Finance
                                                              Division of Maryland National Bank.


         W. Bruce Quackenbush, Jr.  47      Group Leader      W. Bruce Quackenbush, Jr. joined the Company in July of
                                                              1996 and currently serves as Group Leader for Corporate
                                                              Development. Previously, he served as Executive Director for the Pride of Baltimore, Inc. and practiced law.


         Randolph S. Wilgis         33      Business          Randolph S. Wilgis joined the Company in June of 1991 and
                                            Unit Leader       currently serves as Team Leader for the Consumable and
                                                              Support Products Business Unit. Previously, he served as a
                                                              Project Manager for the Whiting Turner Company.


                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Shareholder Matters

         Stock Listing and Prices
 ................................................................................

         The Company's common stock has been publicly traded on the NASDAQ National Market since September 28, 1994 under the symbol "TESS." The quarterly range of prices per share since the Company's stock has been publicly traded is as follows:

                                     High                  Low
 ................................................................................
         Fiscal 1995
         Second Quarter
         (from September 28)       17 1/4               15 1/2
         Third Quarter             19 3/4               14 1/4
         Fourth Quarter            19 1/4               15 1/2

         Fiscal 1996
         First Quarter             18 1/2               14 3/4
         Second Quarter            26 1/2               17 1/4
         Third Quarter             28 3/4               24 1/2
         Fourth Quarter            28 3/4               25 1/4


         Fiscal 1997
         First Quarter             38 3/4               21 1/2
         Second Quarter            42 1/4               33 3/4
         Third Quarter             43 1/4               34 1/2
         Fourth Quarter            37 1/2               18 1/8


         As of May 29, 1997, the approximate number of security holders of record of the Company was 77.

         The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

         Additional Information
 ................................................................................

         A copy of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K is available without charge upon written request to:

         Investor Relations
         TESSCO Technologies Incorporated
         11126 McCormick Road
         Hunt Valley, Maryland USA 21030
         Phone:     1-410-229-1000 (U.S.)
                    1-410-229-1200 (International)
         Fax:       1-410-229-1656
         e-mail:    info@tessco.com
         Internet:  http://www.tessco.com

         Analysts, investors and shareholders seeking additional information about TESSCO Technologies Incorporated are invited to contact:

         Gerald T. Garland, Chief Financial Officer
         Phone:     1-410-229-1378
         Fax:       1-410-229-1656
         e-mail:    garland@tessco.com

Item 6:  Selected Financial Data


                                                                         FISCAL YEARS ENDED

 ................................................................................................................................
                                               March 28, 1997   March 29, 1996  March 31, 1995   April 1, 1994   March 26,1993
 ................................................................................................................................
                                                      (in thousands, except per share and selected operating data)
Statement of Income Data:
Revenues                                          $147,086         $ 92,290        $ 74,518         $ 61,375       $ 49,800
Cost of goods sold                                 109,818           68,974          57,829           47,317         37,896
 ...............................................................................................................................
Gross profit                                        37,268           23,316          16,689           14,058         11,904
 ...............................................................................................................................
Selling, general and administrative expenses        29,183           17,127          12,500           11,099         10,409
Restructuring charge                                   310               --              --               --             --
Retroactive compensation adjustment                     --               --              --              747             --
 .................................................................................................................................
Income from operations                               7,775            6,189           4,189            2,212          1,495
Interest income (expense), net                        (982)             179            (157)            (511)          (450)
 .................................................................................................................................
Income before provision for income taxes             6,793            6,368           4,032            1,701          1,045
Provision for income taxes                           2,615            2,327           1,559              673            370
 .................................................................................................................................
Net income                                        $  4,178         $  4,041        $  2,473         $  1,028       $    675
 .................................................................................................................................
 ...............................................................................................................................
Fully diluted earnings per share                  $   0.89         $   0.88        $   0.64         $   0.32       $   0.22
Fully diluted weighted average shares outstanding    4,719            4,591           3,894            3,249          3,058
 .................................................................................................................................

Statement of Operations Data:
Average customers per month                          6,181            4,569           3,898            3,621          3,308
Orders shipped                                     255,392          176,412         141,950          123,886        109,193
Revenues per employee (in thousands)              $    584         $    576        $    583         $    531       $    468


Balance Sheet Data (at period end):
Working capital                                   $ 21,812         $ 17,390        $ 18,055         $ 10,296       $  3,299
Total assets                                        50,915           36,528          28,176           19,054         17,563
Short-term debt                                        417              126             121            1,445          5,638
Long-term debt                                       8,268               85             199            6,053            620
Mandatory redeemable convertible preferred stock        --               --              --               --          3,951
Shareholders' equity                                29,372           24,544          20,168            6,363          1,322
 .................................................................................................................................


Quarterly Results of Operations



                              FISCAL 1996 QUARTERS ENDED

 ..................................................................................
                     June 30, 1995  Sept. 29, 1995  Dec. 29, 1995  March 29, 1996
 .................................................................................
Revenues              $19,185,100    $21,989,600     $23,805,600    $27,309,800
Cost of
  goods sold           14,599,500     16,709,200      17,365,600     20,300,100
 .................................................................................
Gross profit            4,585,600      5,280,400       6,440,000      7,009,700
Selling,
  general, and
  administrative
  expenses              3,359,200      3,818,000       4,722,200      5,227,300
Restructuring charge           --             --              --           --
 .................................................................................
Total operating
  expenses              3,359,200      3,818,000       4,722,200      5,227,300
 .................................................................................
Income from
  operations            1,226,400      1,462,400       1,717,800      1,782,400
Interest income
  (expense), net           70,300         63,600          52,800         (7,700)
 .................................................................................
Income before
  provision
  for taxes             1,296,700      1,526,000       1,770,600      1,774,700
Provision for
  income taxes            477,900        540,800         643,300        665,000
 .................................................................................
Net income            $   818,800    $   985,200     $ 1,127,300    $ 1,109,700
 .................................................................................

 .................................................................................
Earnings per share    $       .18    $       .21     $       .24    $       .24
 .................................................................................



                                 FISCAL 1997 QUARTERS ENDED

 .....................................................................................
                      June 28, 1996   Sept. 27, 1996   Dec. 27, 1996  March 28, 1997
 .....................................................................................

Revenues               $36,667,900      $38,158,000     $38,901,700    $33,358,400
Cost of
  goods sold            27,702,300       28,563,400      29,002,700     24,549,400
 .....................................................................................
Gross profit             8,965,600        9,594,600       9,899,000      8,809,000
Selling,
  general, and
  administrative
  expenses               6,656,200        7,093,000       7,690,200      7,743,800
Restructuring charge          --                --              --         310,200
 .....................................................................................
Total operating
  expenses               6,656,200        7,093,000       7,690,200      8,054,000
 .....................................................................................
Income from
  operations             2,309,400        2,501,600       2,208,800        755,000
Interest income
  (expense), net          (136,300)        (293,500)       (292,100)      (260,200)
 .....................................................................................
Income before
  provision
  for taxes              2,173,100        2,208,100       1,916,700        494,800
Provision for
  income taxes             839,000          852,400         735,400        188,000
 .....................................................................................
Net income             $ 1,334,100      $ 1,355,700     $ 1,181,300    $   306,800
 .....................................................................................
 .....................................................................................
Earnings per share     $       .28      $       .29      $      .25     $      .07
 .....................................................................................




Percentage of Revenues
                              FISCAL 1996 QUARTERS ENDED

 .................................................................................
                    June 30, 1995   Sept. 29, 1995  Dec. 29, 1995  March 29, 1996
 .................................................................................
Revenues                 100.0          100.0          100.0          100.0
Cost of
  goods sold              76.1           76.0           72.9           74.3
 .................................................................................
Gross profit              23.9           24.0           27.1           25.7
Selling,
  general, and
  administrative
  expenses                17.5           17.4           19.8           19.1
Restructuring charge       0.0            0.0            0.0            0.0
 .................................................................................
Total operating
  expenses                17.5           17.4           19.8           19.1
 .................................................................................
Income from
  operations               6.4            6.7            7.2            6.5
Interest income
  (expense), net           0.4            0.3            0.2           (0.0)
 .................................................................................
Income before
  provision
  for taxes                6.8            6.9            7.4            6.5
Provision for
  income taxes             2.5            2.5            2.7            2.4
 .................................................................................
Net income                 4.3            4.5            4.7            4.1
 .................................................................................




                                  FISCAL 1997 QUARTERS ENDED

 .....................................................................................
                   June 28, 1996     Sept. 27, 1996  Dec. 27, 1996   March 28, 1997
 .....................................................................................

Revenues                  100.0          100.0           100.0          100.0
Cost of
  goods sold               75.5           74.9            74.6           73.6
 .....................................................................................
Gross profit               24.5           25.1            25.4           26.4
Selling,
  general, and
  administrative
  expenses                 18.2           18.6            19.8           23.2
Restructuring charge        0.0            0.0             0.0            0.9
 .....................................................................................
Total operating
  expenses                 18.2           18.6            19.8           24.1
 .....................................................................................
Income from
  operations                6.3            6.6             5.7            2.3
Interest income
  (expense), net           (0.4)          (0.8)           (0.8)          (0.8)
 .....................................................................................
Income before
  provision
  for taxes                 5.9            5.8             4.9            1.5
Provision for
  income taxes              2.3            2.2             1.9            0.6
 .....................................................................................
Net income                  3.6            3.6             3.0            0.9
 .....................................................................................
 .....................................................................................

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Fiscal 1997 Compared to Fiscal 1996
 ................................................................................

         Revenues increased by $54.8 million, or 59.4%, to $147.1 million in fiscal 1997 compared to $92.3 million in fiscal 1996. The overall increase was primarily a result of increased unit volume and an expanded product offering, including fulfillment contracts and the inclusion of the newly acquired Cartwright Communication's (Cartwright) revenues for the last ten months of fiscal 1997. Revenues increased in each of the Company's major categories, with the largest percentage increase experienced in the sale of mobile and portable accessory products and services. Infrastructure, mobile and portable accessory and test and maintenance products and services accounted for approximately 49%, 38% and 13%, respectively, of fiscal 1997 revenues. Revenues also increased in each of the major customer classifications, with the largest growth experienced in self-maintained users. Cellular, paging and PCS carriers, dealers and self-maintained users accounted for approximately 46%, 37% and 17%, respectively, of fiscal 1997 revenues.

         Gross profit increased by $14.0 million, or 59.8% to $37.3 million in fiscal 1997 compared to $23.3 million in fiscal 1996, while the gross profit margin remained constant at 25.3%. The gross profit margin remained constant primarily from increased margins from product and service mix changes, offset by the effect of more competitive pricing in fee-based fulfillment services.

         Total operating expenses increased by $12.4 million, or 72.2% to $29.5 million in fiscal 1997 compared to $17.1 million in fiscal 1996. The increase in these expenses was primarily attributable to the continued investment in personnel and marketing expenses, facilities and relocation costs to build and support future revenue and gross profit growth, freight charges associated with increased sales activity and Cartwright expenses being included in the last ten months of fiscal 1997. Total operating expenses increased as a percentage of revenues to 20.1% in fiscal 1997 from 18.6% in fiscal 1996.

         Income from operations increased by $1.6 million, or 25.6% to $7.8 million in fiscal 1997 compared to $6.2 million in fiscal 1996, and as a percentage of revenues decreased to 5.3% from 6.7% in fiscal 1996.

         Net interest expense in fiscal 1997 was $982,000 compared to net interest income of $179,000 in fiscal 1996. This change is a direct result of interest on borrowings incurred in connection with the Company's acquisition of Cartwright, the funding of the Company's newly opened Global Logistics Center (GLC) and increased working capital requirements in fiscal 1997.

         The provision for income taxes increased by $288,000 to $2.6 million in fiscal 1997 compared to $2.3 million in fiscal 1996. The effective tax rate in fiscal 1997 was 38.5% compared to 36.5% in fiscal 1996. The increase in the effective tax rate is primarily due to the Company's borrowing position in fiscal 1997 compared to its investment in tax-exempt securities during fiscal 1996.

         Fiscal 1996 Compared to Fiscal 1995
 ................................................................................

         Revenues increased by $17.8 million, or 23.9% to $92.3 million in fiscal 1996 compared to $74.5 million in fiscal 1995. The overall increase was primarily a result of increased unit volume and an expanded product offering. Revenues increased in each of the Company's major categories, with the largest growth experienced in the sale of infrastructure products and services. Infrastructure, mobile and portable accessory and test and maintenance products and services accounted for approximately 54%, 33% and 13%, respectively, of fiscal 1996 revenues. Revenues also increased in each of the major customer classifications, with the largest growth experienced in sales to cellular and paging carriers. Cellular, paging and PCS carriers, dealers and self-maintained users accounted for approximately 47%, 37% and 16%, respectively, of fiscal 1996 revenues.

         Gross profit increased by $6.6 million, or 39.7%, to $23.3 million in fiscal 1996 compared to $16.7 million in fiscal 1995, while gross profit margin increased to 25.3% from 22.4%. The increase in gross profit margin resulted from product and service mix changes, pricing and purchasing programs and the implementation of fee-based fulfillment services.

         Total operating expenses increased by $4.6 million, or 37.0%, to $17.1 million in fiscal 1996 compared to $12.5 million in fiscal 1995. The increase in these expenses was primarily attributable to the Company's increased investment in additional sales and marketing resources and freight expenses associated with the increased sales activity during fiscal 1996. Total operating expenses increased as a percentage of revenues to 18.6% in fiscal 1996 from 16.8% in fiscal 1995.

         Income from operations increased by $2.0 million, or 47.8%, to $6.2 million in fiscal 1996 compared to $4.2 million in fiscal 1995, and as a percentage of revenues increased to 6.7% from 5.6% in fiscal 1995.

         The provision for income taxes increased by $768,000 to $2.3 million in fiscal 1996 compared to $1.6 million in fiscal 1995. This increase was due primarily to the increased level of income before taxes in fiscal 1996, offset by a lower effective tax rate.

         Liquidity and Capital Resources
 ................................................................................

         Net cash provided by operating activities was approximately $3.2 million in fiscal 1997. The significant change in operating cash flow was primarily a result of net income offset by moderate increases in accounts receivable, inventory and accounts payable levels.

         Net cash used in operating activities was approximately $2.7 million in fiscal 1996. The significant change in operating cash flow was primarily a result of increased net income offset by increases in accounts receivable, inventory and accounts payable levels.

         Net cash provided by operating activities was approximately $5.8 million in fiscal 1995. The significant increase in operating cash flow for fiscal 1995 was primarily the result of an increase in net income, the current tax benefit related to an officer's exercise of certain stock options and warrants concurrently with the initial public offering, and improved overall working capital management.

         Net cash used in investing activities in each fiscal year consisted primarily of the acquisition of property and equipment. In fiscal 1997, the acquisition of Cartwright resulted in a large use of cash in investing activities.

         Net cash provided by financing activities was approximately $8.8 million, $196,000 and $3.4 million in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, this was primarily the result of the Company's borrowings to fund the acquisition of Cartwright Communications Company and the Global Logistics Center. In fiscal 1995, this was primarily the result of the Company's initial public offering, offset by the repayment of the revolving line of credit.

         During fiscal 1997, the Company renegotiated its revolving line of credit. The new line is unsecured and has a maximum borrowing capacity of $15.0 million. The borrowings bear interest at a fluctuating rate as set forth in the revolving line of credit agreement. The Company may elect a rate based on either (i) the lender's prime lending rate or
         (ii) the London Interbank Offered Rate ("LIBOR"), with the minimum rate being LIBOR plus 1.25% There were no outstanding borrowings under the revolving line of credit as of March 28, 1997. The revolving line of credit agreement expires on September 30, 1999.

         The Company made capital expenditures totaling $5.7 million, $5.5 million and $760,000 during fiscal 1997, 1996 and 1995, respectively. During fiscal 1996, the Company temporarily funded the purchase of its new distribution facility and refinanced it in fiscal 1997 with permanent financing from its principal lender and assistance from the State of Maryland and Baltimore County. The Company expects to make capital expenditures of approximately $3.0 million in fiscal 1998.

Item 8:  Financial Statements and Supplementary Data

Balance Sheets

 ...........................................................................................................................
                                                                             March 28, 1997              March 29,1996
 ...........................................................................................................................
ASSETS

Current Assets:
   Cash and marketable securities                                              $        --                $   439,400
   Trade accounts receivable, net of allowance for doubtful accounts and
     sales returns of $525,300 and $431,700, respectively                       16,907,100                 14,312,500
   Product inventory                                                            16,942,400                 13,689,400
   Deferred tax asset                                                              376,100                    280,600
   Prepaid expenses and other current assets                                       861,500                    566,700
 ...........................................................................................................................
Total current assets                                                            35,087,100                 29,288,600
 ...........................................................................................................................

Property and Equipment:
   Land                                                                          2,185,500                  2,185,500
   Building                                                                      5,236,600                  2,623,100
   Leasehold improvements                                                          338,800                    591,200
   Information technology equipment and software                                 2,755,100                  1,781,200
   Equipment and furniture                                                       3,658,100                  1,187,300
   Equipment held under capital lease                                              600,000                    600,000
   Tooling                                                                         295,100                    295,100
 ...........................................................................................................................
                                                                                15,069,200                  9,263,400
   Less-accumulated depreciation and amortization                                3,706,100                  2,660,700
 ...........................................................................................................................
Property and Equipment, net                                                     11,363,100                  6,602,700
 ...........................................................................................................................
Deferred Tax Asset                                                                 212,400                     87,900

Goodwill                                                                         4,252,700                    548,700
 ...........................................................................................................................
Total assets                                                                   $50,915,300                $36,527,900
 ...........................................................................................................................
 ...........................................................................................................................

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                      $10,771,700                $ 9,642,700
   Accrued expenses and other current liabilities                                2,086,700                  2,129,700
   Current portion of long-term debt                                               331,900                         --
   Current portion of capital lease obligation                                      85,000                    126,400
 ...........................................................................................................................
   Total current liabilities                                                    13,275,300                 11,898,800

Capital Lease Obligation, Net of Current Portion                                        --                     85,000

Borrowings Under Credit Facility                                                   630,500                         --

Long-Term Debt                                                                   7,637,900                         --
 ...........................................................................................................................
Total liabilities                                                               21,543,700                 11,983,800
 ...........................................................................................................................

Commitment and Contingencies

Shareholders' Equity
   Preferred stock, $.01 par value, 500,000 shares authorized
     and no shares issued and outstanding                                               --                         --
   Common stock, $.01 par value, 15,000,000 shares authorized;
     4,597,130 shares issued and 4,343,608 shares outstanding
     as of March 28, 1997 and 4,462,572 shares issued and
     4,218,814 shares outstanding as of March 29, 1996                              46,000                     44,600
   Additional paid-in capital                                                   19,346,200                 18,232,900
   Treasury stock, at cost, 253,522 shares and 243,758 shares, respectively     (2,591,500)                (2,126,400)
   Retained earnings                                                            12,570,900                  8,393,000
 ...........................................................................................................................
Total shareholders' equity                                                      29,371,600                 24,544,100
 ...........................................................................................................................
Total liabilities and shareholders' equity                                     $50,915,300                $36,527,900
 ...........................................................................................................................
 ...........................................................................................................................

The accompanying notes are an integral part of these financial statements.

Statements of Income


                                                                                 FISCAL YEARS ENDED

 ...........................................................................................................................
                                                                March 28,1997       March 29, 1996      March 31, 1995
 ...........................................................................................................................
Revenues                                                        $147,086,000          $92,290,100         $74,517,600
Cost of goods sold                                               109,817,800           68,974,400          57,828,800
 ...........................................................................................................................
Gross profit                                                      37,268,200           23,315,700          16,688,800
 ...........................................................................................................................
Selling, general and administrative expenses                      29,183,200           17,126,700          12,500,200
Restructuring charge                                                 310,200                   --                  --
 ...........................................................................................................................
Total operating expenses                                          29,493,400           17,126,700          12,500,200
 ...........................................................................................................................
Income from operations                                             7,774,800            6,189,000           4,188,600

Interest income (expense), net                                      (982,100)             179,000            (157,100)
 ...........................................................................................................................

Income before provision for income taxes                           6,792,700            6,368,000           4,031,500

Provision for income taxes                                         2,614,800            2,327,000           1,558,600
 ...........................................................................................................................
Net income                                                      $  4,177,900          $ 4,041,000         $ 2,472,900
 ...........................................................................................................................
 ...........................................................................................................................

Primary earnings per share                                      $       0.89          $      0.89         $      0.64
 ...........................................................................................................................
 ...........................................................................................................................

Fully diluted earnings per share                                $       0.89          $      0.88         $      0.64
 ...........................................................................................................................
 ...........................................................................................................................

Primary weighted average shares outstanding                        4,703,800            4,555,200           3,834,000
 ...........................................................................................................................
 ...........................................................................................................................

Fully diluted weighted average shares outstanding                  4,719,200            4,591,300           3,894,200
 ...........................................................................................................................
 ...........................................................................................................................

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Shareholders' Equity


 ...........................................................................................................................
                                                                                                              Total
                                           Common       Additional       Treasury         Retained       Shareholders'
                                            Stock     Paid-In Capital      Stock          Earnings          Equity
 ...........................................................................................................................
Balance at
April 1, 1994                              $28,800      $ 4,634,200     $  (178,700)      $ 1,879,100      $ 6,363,400
Net proceeds from initial
   public offering                           9,700       10,023,200              --                --       10,032,900
Net proceeds from exercise of options
   and warrants in exchange for cash
   and treasury stock                        4,800        2,367,400      (1,787,200)               --          585,000
Tax benefit of option exercises                 --          714,200              --                --          714,200
Net income                                      --               --              --         2,472,900        2,472,900
 ...........................................................................................................................

Balance at
March 31, 1995                              43,300       17,739,000      (1,965,900)        4,352,000       20,168,400
Net proceeds from exercise of options
   in exchange for cash and treasury stock   1,300          463,900        (160,500)               --          304,700
Tax benefit of option exercises                 --           30,000              --                --           30,000
Net income                                      --               --              --         4,041,000        4,041,000
 ...........................................................................................................................

Balance at
March 29, 1996                              44,600       18,232,900      (2,126,400)        8,393,000       24,544,100
Net proceeds from exercise of options
   in exchange for cash and treasury stock   1,400          822,600        (465,100)               --          358,900
Tax benefit of option exercises                 --          290,700              --                --          290,700
Net income                                      --               --              --         4,177,900        4,177,900
 ...........................................................................................................................

Balance at
March 28, 1997                             $46,000      $19,346,200     $(2,591,500)      $12,570,900     $ 29,371,600
 ...........................................................................................................................
 ...........................................................................................................................

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows


                                                                                  FISCAL YEARS ENDED

 ...........................................................................................................................
                                                               March 28,1997        March 29, 1996      March 31, 1995
 ...........................................................................................................................
Cash Flows from Operating Activities:
Net income                                                     $  4,177,900          $ 4,041,000          $ 2,472,900
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities, net of effects of business acquired in fiscal 1997:
   Depreciation and amortization                                  1,433,200              629,300              552,300
   Provision for bad debts                                          335,400              166,200              186,300
   Deferred income taxes                                           (220,000)             (58,900)             (79,800)
(Increase) in trade accounts receivable                          (1,351,700)          (6,421,400)            (652,400)
(Increase) in product inventory                                  (1,335,900)          (5,115,500)            (289,100)
(Increase) decrease in prepaid expenses and
   other current assets                                            (294,800)             (92,200)             374,000
Increase in trade accounts payable                                  174,000            3,035,000            2,025,300
Increase in accrued expenses and other
   current liabilities, net of non-cash items                       247,700            1,107,500            1,225,600
Decrease in other long-term liabilities                                  --              (27,800)             (41,800)
 ...........................................................................................................................
Net cash provided by (used in) operating activities               3,165,800           (2,736,800)           5,773,300
 ...........................................................................................................................

Cash Flows from Investing Activities:
Cash paid for acquired business                                  (6,726,800)                  --                   --
Acquisition of property and equipment                            (5,711,200)          (5,473,100)            (759,900)
 ...........................................................................................................................
Net cash used in investing activities                           (12,438,000)          (5,473,100)            (759,900)
 ...........................................................................................................................

Cash Flows from Financing Activities:
Net increase (decrease) in borrowings
   under credit facility                                            630,500                   --           (6,881,500)
Net proceeds from initial public offering                                --                   --           10,032,900
Net proceeds from long-term debt                                  7,969,800                   --                   --
Proceeds from exercise of stock options and warrants                358,900              304,700              585,000
Payment of capital lease obligations                               (126,400)            (108,500)            (296,700)
 ...........................................................................................................................
Net cash provided by financing activities                         8,832,800              196,200            3,439,700
 ...........................................................................................................................
Net (decrease) increase in cash and marketable securities          (439,400)          (8,013,700)           8,453,100

Cash and Marketable Securities, beginning of period                 439,400            8,453,100                   --
 ...........................................................................................................................

Cash and Marketable Securities, end of period                   $        --          $   439,400          $ 8,453,100
 ...........................................................................................................................
 ...........................................................................................................................

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

         NOTE 1. Organization and Initial Public Offering:
 ................................................................................

         TESSCO Technologies Incorporated (the Company) is a leading distributor of products to the wireless communications industry.

         On September 28, 1994, the Company sold 966,870 shares of its common stock for $12.00 per share in connection with an initial registration with the Securities and Exchange Commission. In connection with this transaction, the Company incurred costs of $1,569,500 consisting principally of underwriting, legal, accounting and other fees. Additionally, certain existing shareholders sold 1,218,130 shares of their common stock holdings to the public and certain officers and directors of the Company exercised certain stock options and warrants, resulting in the issuance of an additional 325,851 shares of common stock.

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

         In connection with the initial public offering, the Company effected a three-for-one stock split. In addition, the Company increased the number of authorized shares of common stock to 9,500,000 and authorized 500,000 shares of a newly-created class of preferred stock. All references in the accompanying financial statements and related notes with respect to common stock, preferred stock, and per share amounts have been retroactively restated for the effects of the split and the new number of authorized shares. The Company also approved, in connection with the public offering, the granting of options to purchase 424,400 shares of common stock at the initial public offering price. During fiscal 1997, the Company increased its number of authorized shares of common stock to 15,000,000.

         NOTE 2. Summary of Significant Accounting Policies:
 ................................................................................

         Fiscal Year The Company maintains its accounts on a fifty-two/fifty-three week fiscal year ending on the Friday falling on or between March 26 and April 1. The fiscal years ending March 28, 1997, March 29, 1996 and March 31, 1995 each contained 52 weeks.

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

         Property and Equipment Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                  Useful lives
         ...............................................................
         Information technology equipment and software       5 years
         Furniture, equipment and tooling                 3-10 years
         Building                                           30 years

         Amortization is provided on leasehold improvements and equipment held under capital lease using the straight-line method over the terms of the leases ranging from three to ten years.

         Goodwill Goodwill is being amortized using the straight-line method over 15 years. Accumulated amortization as of March 28, 1997 and March 29, 1996 was approximately $533,200 and $250,100, respectively.

         Revenue Recognition The Company records sales when product is shipped to the customers or when services are provided.

         Advertising Costs The Company capitalizes certain costs related to the printing and production of its product catalogs. These costs are amortized over the useful life commencing with the distribution of the catalogs.

         Supplemental Cash Flow Information Cash paid for interest during fiscal years 1997, 1996 and 1995 totaled $661,400, $0 and $181,400, respectively. Cash paid for income taxes for fiscal years 1997, 1996 and 1995 totaled $3,530,100, $1,547,000 and $712,000, respectively.




         The Company had noncash transactions during fiscal years 1997, 1996 and 1995 as follows:


         ..................................................................................................................
                                                                             1997              1996               1995
         ..................................................................................................................
         Exercise of options and warrants in exchange for treasury stock  465,100           160,500          1,787,200
         Tax benefit from exercise of stock options                       290,700            30,000            714,200
         ..................................................................................................................

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

         NOTE 3. Borrowings Under Credit Facility:
 ................................................................................

         Effective September 30, 1996, the Company entered into an Amended and Restated Financing and Security Agreement (the Agreement) with a bank for a $15,000,000 revolving credit facility available through September 30, 1999. There was no balance outstanding under the Agreement as of March 28, 1997. The new line is unsecured and bears interest at either the prime rate or the London Interbank Offered Rate (LIBOR) with the minimum rate being LIBOR plus 1.25%.

         The provisions of the Agreement require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments.

         During fiscal years 1997, 1996 and 1995, the maximum borrowings under the revolving credit facility totaled $6,609,000, $0 and $6,413,500, respectively. The average borrowings totaled $2,503,900, $0 and $5,383,200 in fiscal years 1997, 1996 and 1995, respectively. The weighted average interest rate on borrowings was 7.3%, 0.0% and 6.6% for the respective fiscal years.

         Interest expense on the credit facility for fiscal years 1997, 1996 and 1995, totaled $210,200, $0 and $166,000, respectively.

         NOTE 4. Leases:
 ................................................................................

         The Company has entered into a lease for various property and equipment expiring in fiscal year 1998 which has been capitalized using an interest rate of 10.2%. The Company also has a noncancelable operating lease for office facilities that expires on December 31, 2000. Rent expense for fiscal years 1997, 1996 and 1995 totaled $469,000, $520,200 and $463,400, respectively.

         As of March 28, 1997, future minimum lease payments related to the leases were as follows:


 ...............................................................................................................
                                                                   Capital Lease           Operating Lease
 ...............................................................................................................
         1998                                                        $88,200                   $219,200
         1999                                                             --                    267,700
         2000                                                             --                    267,700
         2001                                                             --                    200,700
 ...............................................................................................................
                                                                      88,200                   $955,300
         Less -- Interest                                              3,200
 ...............................................................................................................
         Present value of future minimum lease payments              $85,000
 ...............................................................................................................


NOTE 5. Income Taxes:
 ................................................................................

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on income is as follows:

 .............................................................................................................
                                                                 1997              1996                  1995
 .............................................................................................................
Statutory federal rate                                           34.0%             34.0%                34.0%
State taxes, net of federal benefit                               2.3%              2.3%                 2.3%
Non-deductible expenses                                           1.8%              0.5%                 0.8%
Other                                                             0.4%             (0.3%)                1.6%
 .............................................................................................................
Effective rate                                                   38.5%             36.5%                38.7%
 .............................................................................................................

The provision for income taxes was comprised of the following:

 .............................................................................................................
                                                              1997               1996                1995
 .............................................................................................................
Federal:
   Current                                                $2,133,400         $2,128,000           $1,473,700
   Deferred                                                  191,900            (51,700)             (69,600)
State:
   Current                                                   261,300            257,900              164,700
   Deferred                                                   28,200             (7,200)             (10,200)
Provision for income taxes                                $2,614,800         $2,327,000           $1,558,600
 .............................................................................................................

Total deferred tax assets and deferred tax liabilities as of March 28, 1997 and March 29, 1996, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:


 .............................................................................................................
                                                              1997                1996
 .............................................................................................................
Deferred tax assets:
Property, equipment and capital leases                      $212,000            $134,500
Accrued expenses and reserves                                376,100             297,800
Other assets                                                   8,600               9,600
 .............................................................................................................
                                                            $596,700            $441,900
 .............................................................................................................
Deferred tax liabilities:
Prepaid expenses                                            $     --            $ 17,200
Other assets                                                   8,200              56,200
 .............................................................................................................
                                                           $   8,200            $ 73,400
 .............................................................................................................

NOTE 6. Profit-Sharing Plan:
 ................................................................................

The Company has implemented a 401(k) profit sharing plan that covers all eligible employees. Contributions to the plan are made at the discretion of the Company's Board of Directors. The Company's contribution to the plan during fiscal years 1997, 1996 and 1995 totaled $87,000, $47,200 and $69,800, respectively.

NOTE 7. Asset Purchase:
 ................................................................................

During fiscal year 1997, the Company acquired certain assets and assumed certain liabilities of Cincinnati, Ohio-based Cartwright Communications. The transaction was valued at $3,988,000 plus the net value of inventory, receivables and payables. The purchase was for cash and the assumption of certain liabilities. The goodwill associated with this transaction is being amortized over 15 years.

NOTE 8. Earnings Per Share:

Primary and fully diluted earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding. The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

 .............................................................................................................
                                                           1997                   1996                 1995
 .............................................................................................................
Common stock                                            4,287,000              4,159,300            3,447,700
Effect of dilutive common equivalent shares               416,800                395,900              386,300
 .............................................................................................................
Primary weighted average shares outstanding             4,703,800              4,555,200            3,834,000
Effect of change in share price                            15,400                 36,100               60,200
 .............................................................................................................
Fully diluted weighted average shares outstanding       4,719,200              4,591,300            3,894,200
 .............................................................................................................

The "effect of change in share price" above represents the impact on the treasury stock method of the difference between the average share price during the year and the year-end share price.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ended March 27, 1998, the Company will report basic EPS instead of primary EPS. Basic EPS for the years ended March 28, 1997 and March 29, 1996 is $0.97 and $0.97, respectively.

NOTE 9. Stock Based Compensation:
 ...............................................................................

The Company has two stock option plans -- the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994
Plan). Under the 1984 Plan and 1994 Plan, options for a maximum of 401,250 and 633,000 shares, respectively, may be granted at prices not less than 100% of the fair market value at the date of option grant and for a term of not greater than ten years. The 1994 Plan also allows for the granting of non-qualified options, stock appreciation rights, restricted stock and restricted stock units, and other performance awards, none of which have been granted as of March 28, 1997.

Transactions involving options and warrants are summarized as follows:

 ...............................................................................................................
                                    1997                          1996                        1995
 ...............................................................................................................
                                   Weighted Average              Weighted Average            Weighted Average
                           Shares   Exercise Price      Shares    Exercise Price     Shares   Exercise Price
 ...............................................................................................................

Outstanding,
  beginning of year       714,000       $11.17         699,600        $ 8.72         625,900       $ 4.63
Granted                   126,500        33.69         148,600         17.07         424,400        12.08
Exercised                (134,500)        6.13        (134,200)         3.47        (350,700)        5.50
Cancelled                ( 20,000)       34.00              --           --               --          --
 ...............................................................................................................
Outstanding,
  end of year             686,000       $15.91         714,000        $11.17         699,600       $ 8.72
Exercisable at
  end of year             438,900         --           565,500           --          309,700          --
Weighted average
  fair value of
  options granted
  during the year          $22.40         --            $ 9.93           --               --          --
 ..................................................................................................................









Information about fixed stock options outstanding and exercisable as of March 28, 1997 is as follows:


                                             OUTSTANDING                                 EXERCISABLE
 .............................................................................................................
                                     Weighted Average         Weighted Average              Weighted Average
Range of Exercise Price   Shares  Remaining Contractual Life   Exercise Price      Shares    Exercise Price
 .............................................................................................................
$ 0.00 - 10.00            47,900          2.8                    $ 3.67            47,900       $ 3.67
 10.00 - 20.00           520,600          7.2                     13.15           391,000        12.21
 20.00 - 36.50           117,500          9.3                     33.22                --          N/A
 .............................................................................................................
$ 0.00 - 36.50           686,000          7.2                    $15.93           438,900       $11.28
 .............................................................................................................


The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for grants under the plans consistent with the methodology of SFAS 123, the Company's net earnings and earnings per share for fiscal years 1997 and 1996 would have been reduced to the pro forma amounts indicated as follows:


 .........................................................................................
                                                                1997                1996
 .........................................................................................
Net earnings (in thousands)        As reported                $4,178              $4,041
                                   Pro forma                   3,786               3,888

Fully diluted earnings per share   As reported                $ 0.89              $ 0.88
                                   Pro forma                  $ 0.80              $ 0.85
 .........................................................................................


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1997 and 1996:


 ..........................................................................................
                                                                1997                1996
 ..........................................................................................
Dividend yield                                                    0%                   0%
Expected volatility                                            53.6%                44.5%
Risk-free interest rate                                         6.5%                 6.0%

Expected lives                                               8 years             8 years
 ..........................................................................................

Pro forma net income reflects only options granted in fiscal 1996 and fiscal 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to March 31, 1995 is not considered.

NOTE 10. Restructuring Charge:
 ...............................................................................

During the fourth quarter of fiscal 1997, the Company determined that it would consolidate its Maryland facilities. Currently, the Company has a lease for its corporate headquarters that expires on December 31, 2000. Based on the current monthly payments and the expected sublease rate the Company will receive after vacating its current corporate headquarters, the Company recorded a $310,200 restructuring charge in its fiscal 1997 Statement of Income.

Management's Responsibility for Financial Statements

     The consolidated statements of TESSCO Technologies Incorporated have been prepared by the Company in accordance with generally accepted accounting principles. The financial information presented is the responsibility of management and accordingly includes amounts upon which judgment has been applied, or estimates made, based on the best information available.

     The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995.

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


         /s/ Robert B. Barnhill, Jr.                /s/ Gerald T. Garland
         -----------------------------              ---------------------------
         Robert B. Barnhill, Jr.                    Gerald T. Garland
         Chairman, President and                    Treasurer and Chief
         Chief Executive Officer                    Financial Officer


Report of Independent Public Accountants

     To the Board of Directors and Shareholders of TESSCO Technologies Incorporated:

     We have audited the accompanying balance sheets of TESSCO Technologies Incorporated as of March 28, 1997 and March 29, 1996, and the related statements of income, changes in shareholders' equity and cash flows for the years ended March 28, 1997, March 29, 1996 and March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TESSCO Technologies Incorporated as of March 28, 1997 and March 29, 1996, and the results of its operations and its cash flows for the years ended March 28, 1997, March 29, 1996 and March 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  /s/ Arthur Andersen LLP
                                                 ------------------------
                                                  Arthur Andersen LLP

     Baltimore, Maryland
     April 14, 1997

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 10: Directors and Officers of the Registrant

     For information with respect to executive officers of the Company who are not directors, see "Item 4A - Executive Officers of the Company." Information with respect to directors, contained under the caption "Proposal 1 Election of Directors" in the Company's Proxy Statement prepared in connection with the Company's 1997 Annual Meeting of Shareholders, is incorporated by reference herein.

Item 11: Executive Compensation

     Information with respect to this item, contained under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement prepared in connection with the Company's 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this item, contained under the caption "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement prepared in connection with the Company's 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

     None.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) The following documents are filed as part of this report:

          1. The following financial statements are included in Item 8 of this
             Report:

                  Balance Sheets as of March 28, 1997 and March 29, 1996

                  Statements of Income for the fiscal years ended March 28, 1997, March 29, 1996, and March 31, 1995

                  Statements of Changes in Shareholders' Equity for the fiscal years ended March 28, 1997, March 29, 1996, and March 31, 1995

                  Statements of Cash Flows for the fiscal years ended March 28, 1997, March 29, 1996, and March 31, 1995

                  Notes to Financial Statements

                  Report of Independent Public Accountants

          2. The following financial statement schedules are included herewith:

                      Schedule                                 Description
          ---------------------------------------------------------------------

                     Schedule II            Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.


          3. Exhibits

          2.1.1 Cartwright Communications Acquisition Agreement (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated June 3, 1996).

          3.1.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

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

          3.1.4 Certificate of Amendment to Certificate of Incorporation of the Registrant filed September 6, 1996 (filed herwith).

          3.2.1 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

          3.2.2 First Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

          10.1 Employment Agreement dated March 31, 1994 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1
                  (No. 33-81834)).

          10.2 Shareholders' Agreement dated September 29, 1993 by and among the Company, Robert B. Barnhill, Jr., Privest I N.V., Privest II N.V., Grotech Partners II, L.P., Grotech Partners III, L.P., Grotech III Companion Fund, L.P., Grotech III Pennsylvania Fund, L.P. and Centennial Business Development Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

          10.3 Stock Option by and between the Registrant and Robert B. Barnhill, Jr. dated September 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

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

          10.6 1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-81834).

          10.7.1 Financing Agreement dated March 31, 1995 by and between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

          10.7.2  First Amendment to Financing Agreement dated
                  September 26, 1996 (filed herewith).

          10.7.3. Second Amendment to Financing Agreement dated
                  February 28, 1997 (filed herewith).

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

          10.11 Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996).

          11.1    Statement re: Computation of Per Share Earnings
                  (filed herewith).

          21.1    Subsidiaries of the Registrant (filed herewith).

          23.1    Consent of Arthur Andersen LLP (filed herewith).

          27      Financial Data Schedule (filed herewith).

          (b) The registrant did not file any reports on Form 8-K during the quarter ended March 28, 1997.




Schedule II: For the Fiscal Years Ended March 28, 1997, March 29, 1996, and March 31, 1995

          Valuation and Qualifying Accounts

 ...........................................................................................................
                                                                    1997            1996            1995
 ...........................................................................................................
          Allowance for doubtful accounts and sales returns:
          Balance, beginning of year                              $431,700        $474,000        $366,400
          Provisions                                               335,400         166,200         186,300
          Writeoffs                                               (241,800)       (208,500)       ( 78,700)
 ...........................................................................................................
          Balance, end of year                                    $525,300        $431,700        $474,000
 ...........................................................................................................

                                  Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TESSCO TECHNOLOGIES INCORPORATED

                                   By:  /s/ Robert B. Barnhill, Jr.
                                        --------------------------------------
                                         Robert B. Barnhill, Jr., President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.




By: /s/ Robert B. Barnhill, Jr.           June 26, 1997  By: /s/ Gerald T. Garland
    ------------------------------------                     ------------------------------------   June 26, 1997
    Robert B. Barnhill, Jr.                                  Gerald T. Garland
    Chairman of the Board, President and                     Treasurer and
    Chief Executive Officer                                  Chief Financial Officer
    (principal executive officer)                            (principal financial and accounting
                                                             officer)



 By: /s/ Jerome C. Eppler                  June 26, 1997  By: /s/ Dennis J. Shaughnessy
    ------------------------------------                     ------------------------------------   June 26, 1997
    Jerome C. Eppler                                         Dennis J. Shaughnessy
    Director                                                 Director



By: /s/ Martin L. Grass                   June 26, 1997  By: /s/ Morton F. Zifferer, Jr.
    ------------------------------------                     ------------------------------------   June 26, 1997
    Martin L. Grass                                          Morton F. Zifferer, Jr.
    Director                                                 Director



By: /s/ Benn R. Konsynski                 June 26, 1997
    ------------------------------------
    Benn R. Konsynski
    Director


                                 EXHIBIT INDEX

         The following Exhibits are filed herewith:

         3.1.4 Certificate of Amendment to Certificate of Incorporation of the Registrant filed September 6, 1996.

         10.7.2      First Amendment to Financing Agreement dated September 26,
                     1996.

         10.7.3      Second Amendment to Financing Agreement dated February 28,
                     1997.

         11.1        Statement re: Computation of Per Share Earnings.

         21.1        Subsidiaries of the Registrant.

         23.1        Consent of Arthur Andersen LLP.

         27          Financial Data Schedule.