Form 10-Q
period 1997-06-27
TESSCO TECHNOLOGIES INC
filed 1997-08-08
CIK 927355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 27, 1997
                                                         -------------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from

     ----------------------  to  -----------------------


                         Commission File Number 0-24746

                        TESSCO Technologies Incorporated
             (Exact name of registrant as specified in its charter)



                 Delaware                               52-0729657
    -----------------------------------         --------------------------
       (State or other jurisdiction                  (I.R.S. Employer
            of incorporation)                      Identification Number)

        34 Loveton Circle Sparks, Maryland                            21152
-----------------------------------------------------            --------------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code       (410) 472-7000
                                                     -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      X                                     No
            ------------                                  ------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 18, 1997:

Class:  Common Stock, $.01 par value      Number of Shares:          4,358,651
                                                                    ------------

                                     Part I

Item 1.  Financial Statements


                        TESSCO Technologies Incorporated
                                 Balance Sheets
                                  (unaudited)

                                                                    June 27,             March 28,
                                                                     1997                  1997
                                                               ------------------    ------------------
                                                                  (unaudited)            (audited)
                                     ASSETS
CURRENT ASSETS:
     Cash and marketable securities                                $   263,800          $        --
     Trade accounts receivable, net                                 16,771,600           16,907,100
     Product inventory                                              16,238,800           16,942,400
     Deferred tax asset                                                369,700              376,100
     Prepaid expenses and other current assets                         846,800              861,500
                                                                   -----------          -----------
          Total current assets                                      34,490,700           35,087,100

PROPERTY AND EQUIPMENT, net                                         12,054,900           11,363,100
DEFERRED TAX ASSET                                                     208,800              212,400
GOODWILL                                                             4,170,800            4,252,700
                                                                   -----------          -----------
          Total assets                                             $50,925,200          $50,915,300
                                                                   ===========         ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                             $   332,800         $   331,900
     Current portion of capital lease obligation                        54,700              85,000
     Trade accounts payable                                         10,134,600          10,771,700
     Accrued expenses and other current liabilities                  2,653,800           2,086,700
                                                                   -----------         -----------
          Total current liabilities                                 13,175,900          13,275,300


Borrowings under credit facility                                            --             630,500
Long-term debt                                                       7,611,500           7,637,900
                                                                   -----------         -----------
          Total liabilities                                         20,787,400          21,543,700

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock                                                        --                  --
     Common stock                                                       46,000              46,000
     Additional paid-in capital                                     19,399,700          19,346,200
     Treasury stock, at cost                                        (2,591,500)         (2,591,500)
     Retained earnings                                              13,283,600          12,570,900
                                                                   -----------         -----------
          Total shareholders' equity                                30,137,800          29,371,600
                                                                   -----------         -----------
          Total liabilities and shareholders' equity               $50,925,200         $50,915,300
                                                                   ===========         ===========

                        TESSCO Technologies Incorporated
                              Statements of Income
                                   (unaudited)


                                                       Fiscal Quarters Ended
                                                   -----------------------------
                                                     June 27,         June 28,
                                                       1997             1996
                                                       ----             ----


Revenues                                            $ 34,123,400   $ 36,667,900
Cost of goods sold                                    25,369,500     27,702,300
                                                    ------------    ------------
Gross profit                                           8,753,900      8,965,600

Selling, general and administrative expenses           7,396,500      6,656,200

Income from operations                                 1,357,400      2,309,400

Interest income (expense), net                          (201,200)      (136,300)
                                                    ------------   ------------

Income before provision for income taxes               1,156,200      2,173,100
Provision for income taxes                               443,500        839,000
                                                    ------------   ------------
Net income                                          $    712,700   $  1,334,100
                                                    ============   ============


Primary earnings per share                          $       0.16   $       0.28
                                                    ============   ============

Fully diluted earnings per share                    $       0.16   $       0.28
                                                    ============   ============

Primary weighted average shares outstanding            4,560,700      4,684,600
                                                    ============   ============

Fully diluted weighted average shares outstanding      4,595,000      4,708,100
                                                    ============   ============

                        TESSCO Technologies Incorporated
                            Statements of Cash Flows
                                   (unaudited)


                                                                                Fiscal Quarters Ending
                                                                         ----------------------------------
                                                                           June 27,             June 28,
                                                                             1997                 1996
                                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   712,700      $ 1,334,100
     Adjustments to reconcile net income to net cash
          provided by operating activities, net of effects
          of business acquired in fiscal 1997
               Depreciation and amortization                                   476,700          241,600
               Provision for bad debts                                          81,500          121,700
               Deferred income taxes                                            10,000          (52,900)
     Decrease (increase) in trade accounts receivable                           54,000       (5,002,700)
     Decrease (increase) in product inventory                                  703,600       (2,271,600)
     Decrease (increase) in prepaid expenses and other
          current assets                                                        14,700         (186,100)
     (Decrease) increase in trade accounts payable                            (637,100)       4,800,500
     Increase in accrued expenses and other
          current liabilities                                                  567,100          694,700
                                                                           -----------      -----------
               Net cash provided by (used in) operating activities           1,983,200         (320,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquired business                                                --       (5,740,000)
     Acquisition of property and equipment                                  (1,086,600)      (1,626,900)
                                                                           -----------      -----------
               Net cash used in investing activities                        (1,086,600)      (7,366,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in borrowings under credit facility              (630,500)       7,138,400
     Payments on long-term debt                                                (25,500)              --
     Proceeds from exercise of stock options                                    53,500          141,700
     Payment of capital lease obligations                                      (30,300)         (31,900)
                                                                           -----------      -----------
               Net cash (used in) provided by financing activities            (632,800)       7,248,200

               Net increase (decrease) in cash and marketable securities       263,800         (439,400)
CASH AND MARKETABLE SECURITIES, beginning of period                                 --          439,400
                                                                           -----------      -----------
CASH AND MARKETABLE SECURITIES, end of period                              $   263,800      $        --
                                                                           ===========      ===========

                        TESSCO Technologies Incorporated
                     Notes to Unaudited Financial Statements
                                  June 27, 1997


1.  Description of Business and Basis of Presentation

    TESSCO Technologies Incorporated is a leading distributor of products to the wireless communications industry. The Company serves over 6,500 customers per month in the cellular telephone, personal communications services (PCS), paging and mobile radio-dispatch markets, including a diversified mix of dealers, cellular and paging carriers and self-maintained users. The Company offers a wide selection of nearly 17,500 SKUs which are broadly classified as infrastructure, mobile and portable accessory and test and maintenance.

    In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position at June 27, 1997 and June 28, 1996 and the results of its operations and its cash flows for the periods then ended. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's annual financial statements and notes thereto as of March 28, 1997 and for the year then ended. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.

2.  Earnings per Share

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ended March 27, 1998, the Company will report basic EPS instead of primary EPS. Basic EPS for the quarters ending June 27, 1997 and June 28, 1996 is $0.16 and $0.32, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of Fiscal 1998 Compared to First Quarter of Fiscal 1997

         Revenues decreased by $2.5 million, or 6.9%, to $34.1 million for the first quarter of fiscal 1998 compared to $36.7 million for the first quarter of fiscal 1997. Although there was an increase in unit volume, an expanded product offering, and the inclusion of Cartwright Communications Company's revenues for the entire quarter of fiscal 1998 compared to one month in the first quarter of fiscal 1997, there was an overall decrease in revenues due to the renegotiation of, and accounting for, one of the Company's fulfillment services contracts. In February 1997, the Company successfully renegotiated an existing fulfillment services contract resulting in the elimination of any future accounts receivable exposure. Correspondingly, with this change, the Company now reports as revenues the net fees realized from the contract, instead of reporting the gross selling price of the products shipped as revenues and reporting the corresponding costs of goods sold. Revenues increased in two of the Company's three major product categories, with the larger percentage increase experienced in the sale of infrastructure products. Revenues decreased in the mobile and portable accessory product category primarily due to the renegotiation and accounting treatment for one of the Company's fulfillment services contracts. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 56%, 31%, and 13%, respectively, of product revenues during the first quarter of fiscal 1998. Revenues decreased in each of the three major customer classifications, with the largest decrease experienced in dealers. Cellular, paging and PCS carriers, dealers and self-maintained users accounted for approximately 47%, 36%, and 17%, respectively, of product revenues during the first quarter of fiscal 1998.

         Gross profit decreased by $212,000, or 2.4%, to $8.8 million for the first quarter of fiscal 1998 compared to $9.0 million for the first quarter of fiscal 1997, while the gross profit margin increased to 25.7% from 24.5%. The gross profit decrease resulted primarily from reduced fees associated with fulfillment services contracts. The increase in gross profit margin primarily resulted from product and service mix changes, as well as the effect of the renegotiation of one of the company's fulfillment services contracts and the accounting treatment of that contract.

         Selling, general and administrative expenses increased by $740,000, or 11.1%, to $7.4 million during the first quarter of fiscal 1998 compared to $6.7 million for the first quarter of fiscal 1997. The increase in these expenses was primarily attributable to the continued investment in personnel to build and support future revenue and gross profit growth, increased marketing costs associated with the transition of customers to competitive infrastructure products, and Cartwright Communications Company's expenses being included for the entire quarter of fiscal 1998 compared to one month in the first quarter of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 21.7% for the first quarter of fiscal 1998 compared to 18.2% for the first quarter of fiscal 1997.

         Income from operations decreased by $952,000, or 41.2%, to $1.4 million for the first quarter of fiscal 1998 compared to $2.3 million for the first quarter of fiscal 1997. The operating income margin was 4.0% compared to the corresponding prior year's 5.9% primarily as a result of the increased operating expenses as a percentage of revenues.

         Net interest expense for the first quarter of fiscal 1998 was $201,000 compared to $136,000 for the first quarter of fiscal 1997. This change is a direct result of increased borrowings incurred in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's global logistics center, and increased working capital requirements during the first quarter of fiscal 1998.

Liquidity and Capital Resources

         Net cash provided by operating activities was $2.0 million for the first quarter of fiscal 1998, compared to net cash used in operating activities of $321,000 for the first quarter of fiscal 1997. This change was primarily the result of a decrease in net income offset by changes in operating assets and liabilities, particularly changes in accounts receivable and inventory offset partially by changes in accounts payable. Net cash used in investing activities decreased to $1.1 million for the first quarter of fiscal 1998 compared to $7.4 million for the first quarter of fiscal 1997. This decrease was primarily due to the Company's acquisition of Cartwright Communications Company during the first quarter of fiscal 1997. Net cash used in financing activities was $633,000 in the first quarter of fiscal 1998 compared to net cash provided by financing activities of $7.2 million for the first quarter of fiscal 1997. This change is primarily a result of the Company's borrowing under its credit facilities and proceeds from long-term debt to finance the Cartwright acquisition and the global logistics center in the first quarter of fiscal 1997.

                           Part II - Other Information

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders at the Company's corporate headquarters on July 15, 1997. At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company's independent public accountants.

         Election of Directors. At the meeting, the shareholders reelected Martin L. Grass and Morton F. Zifferer, Jr. for three year terms expiring at the Company's 2000 Annual Meeting of Shareholders. The votes cast for Mr. Grass and Mr. Zifferer were as follows:

         Martin L. Grass             3,696,291      For
                                         2,390      Against or Withheld
                                             0      Abstentions
                                       653,561      Broker Non-Votes

         Morton F. Zifferer, Jr.     3,696,456      For
                                         2,225      Against or Withheld
                                             0      Abstentions
                                       653,561      Broker Non-Votes


         Independent Auditors. At the meeting, the shareholders ratified the appointment of Arthur Andersen LLP to serve as the independent public accountants of the Company for the fiscal year ending March 27, 1998. The number of votes for was 3,696,901, the number of votes against or withheld was 500, the number of abstentions was 1,280, and the number of broker non-votes was 653,561.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibit 10.7.4 - Third Amendment to Financing Agreement date June 1, 1997

             Exhibit 11 - Earnings per share computation

             Exhibit 27 - Financial Data Schedule

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



                                   TESSCO Technologies Incorporated
                                   --------------------------------
                                            (Registrant)



Date:  August 8, 1997
                                   By:   Gerald T. Garland
                                       ----------------------------
                                         Gerald T. Garland
                                         Treasurer and Chief Financial Officer
                                         (principal financial officer)

                                  EXHIBIT INDEX


The following Exhibits are filed herewith:

10.7.4   Third Amendment to Financing Agreement date June 1, 1997

11.      Earnings per share computation

27.      Financial Data Schedule