Form 10-Q
period 1997-09-26
TESSCO TECHNOLOGIES INC
filed 1997-11-05
CIK 927355

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended September 26, 1997

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

                Yes     X                       No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 5, 1997:

Class:  Common Stock, $.01 par value  Number of Shares:  4,384,431


================================================================================

                                     Part I

Item 1.  Financial Statements


                        TESSCO Technologies Incorporated
                                 Balance Sheets



                                        ASSETS
                                                                  September 26,                 March 28,
                                                                      1997                        1997
                                                                  -------------                ----------
                                                                   (unaudited)                 (audited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 3,646,400                $        --
     Trade accounts receivable, net                                 14,947,700                 16,907,100
     Product inventory                                              13,940,800                 16,942,400
     Deferred tax asset                                                369,700                    376,100
     Prepaid expenses and other current assets                       1,008,000                    861,500
                                                                    ----------                 ----------
          Total current assets                                      33,912,600                 35,087,100

PROPERTY AND EQUIPMENT, net                                         12,614,300                 11,363,100
DEFERRED TAX ASSET                                                     208,800                    212,400
GOODWILL                                                             4,114,000                  4,252,700
                                                                   -----------                -----------
          Total assets                                             $50,849,700                $50,915,300
                                                                   ===========                ===========



                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                        $ 9,508,200               $10,771,700
     Accrued expenses and other current liabilities                  2,247,900                 2,086,700
     Current portion of long-term debt                                 285,100                   331,900
     Current portion of capital lease obligation                        23,600                    85,000
                                                                    ----------                ----------
          Total current liabilities                                 12,064,800                13,275,300


Borrowings under credit facility                                            --                   630,500
Long-term debt                                                       7,590,700                 7,637,900
                                                                    ----------                ----------
          Total liabilities                                         19,655,500                21,543,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock                                                        --                        --
     Common stock                                                       46,200                    46,000
     Additional paid-in capital                                     19,825,200                19,346,200
     Treasury stock, at cost                                        (2,831,500)               (2,591,500)
     Retained earnings                                              14,154,300                12,570,900
                                                                   -----------               -----------
          Total stockholders' equity                                31,194,200                29,371,600
                                                                   -----------               -----------
          Total liabilities and stockholders' equity               $50,849,700               $50,915,300
                                                                   ===========               ===========


                        TESSCO Technologies Incorporated
                              Statements of Income
                                   (unaudited)



                                                           Fiscal Quarters Ended                        Six Months Ended
                                                   -----------------------------------         -----------------------------------
                                                   September 26,         September 27,         September 26,         September 27,
                                                      1997                   1996                  1997                 1996
                                                      ----                   ----                  ----                 ----

Revenues                                           $33,212,000           $38,158,000           $67,335,400           $74,825,900
Cost of goods sold                                  24,380,100            28,563,400            49,749,600            56,265,700
                                                   -----------           -----------           -----------           -----------
Gross profit                                         8,831,900             9,594,600            17,585,800            18,560,200

Selling, general and administrative expenses         7,224,400             7,093,000            14,620,900            13,749,200
                                                   -----------           -----------            ----------            ----------

Income from operations                               1,607,500             2,501,600             2,964,900             4,811,000

Interest income (expense), net                        (203,000)             (293,500)             (404,200)             (429,800)
                                                   -----------            ----------             ---------            ----------

Income before provision for income taxes             1,404,500             2,208,100             2,560,700             4,381,200
Provision for income taxes                             533,800               852,400               977,300             1,691,400
                                                    ----------           -----------           -----------           -----------
Net income                                          $  870,700           $ 1,355,700           $ 1,583,400           $ 2,689,800
                                                    ==========           ===========           ===========           ===========

Primary earnings per share                          $     0.19           $      0.29           $      0.34           $      0.57
                                                    ==========           ===========           ===========           ===========
Fully diluted earnings per share                    $     0.19           $      0.29           $      0.34           $      0.57
                                                    ==========           ===========           ===========           ===========

Primary weighted average shares outstanding          4,699,800             4,715,300             4,630,300             4,700,000
                                                    ==========           ===========           ===========           ===========
Fully diluted weighted average shares outstanding    4,699,800             4,753,400             4,647,400             4,730,800
                                                    ==========           ===========           ===========           ===========

                        TESSCO Technologies Incorporated
                            Statements of Cash Flows
                                   (unaudited)



                                                                                        Six Months Ended
                                                                              ------------------------------------
                                                                              September 26,          September 27,
                                                                                  1997                    1996
                                                                                  ----                   ----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $ 1,583,400            $ 2,689,800
     Adjustments to reconcile net income to net cash
          provided by operating activities, net of effects
          of business acquired in fiscal 1997
               Depreciation and amortization                                       960,200                593,800
               Provision for bad debts                                              83,600                249,400
               Deferred income taxes                                                10,000                (30,400)
     Decrease (increase) in trade accounts receivable                            1,875,800             (3,115,900)
     Decrease (increase) in product inventory                                    3,001,600             (6,255,500)
     (Increase) in prepaid expenses and other
          current assets                                                          (146,500)              (679,300)
     (Decrease) increase in trade accounts payable                              (1,263,500)             3,649,200
     Increase in accrued expenses and other
          current liabilities                                                      161,200                 97,100
                                                                               -----------           ------------
               Net cash provided by (used in) operating activities               6,265,800             (2,801,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquired business                                                    --             (6,688,600)
     Acquisition of property and equipment                                      (2,072,700)            (3,862,800)
                                                                               -----------           ------------
               Net cash used in investing activities                            (2,072,700)           (10,551,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in borrowings under credit facility                  (630,500)             6,632,300
     Payments on long-term debt                                                    (94,000)                    --
     Proceeds from long-term debt                                                       --              6,198,400
     Proceeds from exercise of stock options                                       239,200                147,700
     Payment of capital lease obligations                                          (61,400)               (64,600)
                                                                               -----------           ------------
               Net cash (used in) provided by financing activities                (546,700)            12,913,800

               Net (decrease) increase in cash and marketable securities         3,646,400               (439,400)
CASH AND CASH EQUIVALENTS, beginning of period                                          --                439,400
                                                                               -----------           ------------
CASH AND CASH EQUIVALENTS, end of period                                       $ 3,646,400           $         --
                                                                               ===========           ============

                        TESSCO Technologies Incorporated
                     Notes to Unaudited Financial Statements
                               September 26, 1997


1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated is a leading distributor of products to the wireless communications industry. The Company serves almost 7,000 customers per month in the cellular telephone, personal communications services (PCS), paging and mobile radio-dispatch markets, including a diversified mix of dealers, cellular and paging carriers and self-maintained users. The Company offers a wide selection of nearly 17,500 SKUs which are broadly classified as infrastructure, mobile and portable accessory and test and maintenance.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position at September 26, 1997 and September 27, 1996 and the results of its operations and its cash flows for the periods then ended. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's annual financial statements and notes thereto as of March 28, 1997 and for the year then ended. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.

2.  Earnings per Share

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15.

SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ended March 27, 1998, the Company will report basic EPS and diluted EPS instead of primary EPS and fully diluted EPS. Basic EPS for the quarters ended September 26, 1997 and September 27, 1996 is $0.20 and $0.32, respectively. Basic EPS for the six months ended September 26, 1997 and September 27, 1996 is $0.36 and $0.63, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of Fiscal 1998 Compared to Second Quarter of Fiscal 1997

          Revenues decreased by $4.9 million, or 13.0%, to $33.2 million for the second quarter of fiscal 1998 compared to $38.2 million for the second quarter of fiscal 1997. The overall decrease in revenues was primarily due to the renegotiation of, and accounting for, one of the Company's fulfillment services contracts. In February 1997, the Company successfully renegotiated an existing fulfillment services contract resulting in the elimination of any future accounts receivable exposure. Correspondingly, with this change, the Company now reports revenues coinciding with fees realized. Revenues increased in only one of the Company's three major product categories -- test and maintenance products. Revenues decreased in the mobile and portable accessory product category primarily due to the renegotiation and accounting treatment for one of the Company's fulfillment services contracts. Revenues also decreased in the infrastructure product category primarily from the slower than expected transition of cable sales and general industry softness. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 50%, 34%, and 16%, respectively, of product revenues during the second quarter of fiscal 1998. Revenues decreased in each of the three major customer classifications, with the largest decrease experienced in dealers. Cellular, paging and PCS carriers, dealers and self-maintained users accounted for approximately 43%, 38%, and 19%, respectively, of product revenues during the second quarter of fiscal 1998.

          Gross profit decreased by $763,000, or 7.9%, to $8.8 million for the second quarter of fiscal 1998 compared to $9.6 million for the second quarter of fiscal 1997, while the gross profit margin increased to 26.6% from 25.1%. The gross profit decrease resulted primarily from reduced gross profit dollars from the company's infrastructure products. The increase in gross profit margin primarily resulted from product and service mix changes, as well as the effect of the renegotiation of one of the company's fulfillment services contracts and the accounting treatment of that contract.

          Selling, general and administrative expenses increased by $131,000, or 1.9%, to $7.2 million during the second quarter of fiscal 1998 compared to $7.1 million for the second quarter of fiscal 1997. The increase in these expenses was primarily attributable to the continued investment in personnel to build and support future revenue and gross profit growth and increased marketing costs associated with the transition of customers to competitive infrastructure products. As a percentage of revenues, selling, general and administrative expenses increased to 21.8% for the second quarter of fiscal 1998 compared to 18.6% for the second quarter of fiscal 1997.

          Income from operations decreased by $894,000, or 35.7%, to $1.6 million for the second quarter of fiscal 1998 compared to $2.5 million for the second quarter of fiscal 1997. The operating income margin was 4.8% compared to the corresponding prior year's 6.6% as a result of increased operating expenses, but is primarily due to a lower revenue base.

          Net interest expense for the second quarter of fiscal 1998 was $203,000 compared to $294,000 for the second quarter of fiscal 1997. This change is a direct result of positive cash flow during the second quarter of fiscal 1998 when compared to the interest incurred on the borrowings in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's global logistics center, and increased working capital requirements during the second quarter of fiscal 1997.

First Six Months of Fiscal 1998 Compared to First Six Months of Fiscal 1997

          Revenues decreased by $7.5 million, or 10.0%, to $67.3 million for the first six months of fiscal 1998 compared to $74.8 million for the first six months of fiscal 1997. Although there was an increase in unit volume, an expanded product offering, and the inclusion of Cartwright Communications Company's revenues for the entire six month period of fiscal 1998 compared to four months in the first six months of fiscal 1997, there was an overall decrease in revenues primarily due to the renegotiation of, and accounting for, one of the Company's fulfillment services contracts. In February 1997, the Company successfully renegotiated an existing fulfillment services contract resulting in the elimination of any future accounts receivable exposure. Correspondingly, with this change, the Company now reports revenues coinciding with fees realized. Revenues increased in only one of the Company's three major product categories -- test and maintenance products. Revenues decreased in the mobile and portable accessory product category primarily due to the renegotiation and accounting treatment for one of the Company's fulfillment services contracts. Revenues also decreased in the infrastructure product category primarily from the slower than expected transition of cable sales and general industry softness. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 52%, 33%, and 15%, respectively, of product revenues during the first six months of fiscal 1998. Revenues decreased in each of the three major customer classifications, with the largest decrease experienced in paging and PCS carriers. Cellular, paging and PCS carriers, dealers and self-maintained users accounted for approximately 43%, 39%, and 18%, respectively, of product revenues during the first six months of fiscal 1998.

          Gross profit decreased by $974,000, or 5.2%, to $17.6 million for the first six months of fiscal 1998 compared to $18.6 million for the first six months of fiscal 1997, while the gross profit margin increased to 26.1% from 24.8%. The gross profit decrease resulted primarily from reduced fees associated with fulfillment services contracts and from reduced gross profit dollars from the company's cable conversion process and general industry softness. The increase in gross profit margin primarily resulted from product and service mix changes, as well as the effect of the renegotiation of one of the company's fulfillment services contracts and the accounting treatment of that contract.

          Selling, general and administrative expenses increased by $872,000, or 6.3%, to $14.6 million during the first six months of fiscal 1998 compared to $13.7 million for the first six months of fiscal 1997. The increase in these expenses was primarily attributable to the continued investment in personnel to build and support future revenue and gross profit growth, increased marketing costs associated with the transition of customers to competitive infrastructure products, and Cartwright Communications Company's expenses being included for the entire six months of fiscal 1998 compared to four months in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 21.7% for the first six months of fiscal 1998 compared to 18.4% for the first six months of fiscal 1997.

          Income from operations decreased by $1.8 million, or 38.4%, to $3.0 million for the first six months of fiscal 1998 compared to $4.8 million for the first six months of fiscal 1997. The operating income margin was 4.4% compared to the corresponding prior year's 6.4% as a result of increased operating expenses, but is primarily due to a lower revenue base.

          Net interest expense for the first six months of fiscal 1998 was $404,000 compared to $430,000 for the first six months of fiscal 1997. This change is a direct result of positive cash flow during the first six months of fiscal 1998 when compared to the interest incurred on the borrowings in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's global logistics center, and increased working capital requirements during the first six months of fiscal 1997.

 Liquidity and Capital Resources

          Net cash provided by operating activities was $6.3 million for the first six months of fiscal 1998, compared to net cash used in operating activities of $2.8 million for the first six months of fiscal 1997. This change was primarily the result of a decrease in net income offset by changes in operating assets and liabilities, particularly large changes in accounts receivable and inventory offset partially by changes in accounts payable. Net cash used in investing activities decreased to $2.1 million for the first six months of fiscal 1998 compared to $10.6 million for the first six months of fiscal 1997. This decrease was primarily due to the Company's acquisition of Cartwright Communications Company during the first six months of fiscal 1997 and decreasing expenditures related to the company's global logistics center in fiscal 1998 when compared to fiscal 1997. Net cash used in financing activities was $547,000 in the first six months of fiscal 1998 compared to net cash provided by financing activities of $12.9 million for the first six months of fiscal 1997. This change is primarily a result of the Company's borrowing under its credit facilities and proceeds from long-term debt to finance the Cartwright acquisition and the global logistics center in the first six months of fiscal 1997.

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



                                             TESSCO Technologies Incorporated
                                             --------------------------------
                                                       (Registrant)




Date:  November 5, 1997
                                    By:   Gerald T. Garland
                                          ------------------------------------
                                          Gerald T. Garland
                                          Treasurer and Chief Financial Officer
                                          (principal financial officer)

                                  EXHIBIT INDEX



The following Exhibits are filed herewith:

11.  Earnings per share computation

27.  Financial Data Schedule