Form 10-Q
period 1997-12-26
TESSCO TECHNOLOGIES INC
filed 1998-02-09
CIK 927355

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 26, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to ________________.


                         Commission File Number 0-24746

                        TESSCO Technologies Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         52-0729657
 -----------------------------                         ---------------------
 (State or other jurisdiction                            (I.R.S. Employer
        of incorporation)                              Identification Number)


     11126 McCormick Road Hunt Valley, Maryland                21031
-------------------------------------------------           ------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code         (410) 229-1000
                                                         -------------------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 6, 1997:

Class:  Common Stock, $.01 par value            Number of Shares:  4,393,431
                                                                   ---------

================================================================================

                                     Part I

Item 1.  Financial Statements


                        TESSCO Technologies Incorporated
                                 Balance Sheets

                                     ASSETS
                                                                           December 26,      March 28,
                                                                              1997              1997
                                                                         --------------   ---------------
                                                                           (unaudited)        (audited)
CURRENT ASSETS:
     Cash and cash equivelents                                             $ 5,374,900       $       -
     Trade accounts receivable, net                                         14,828,000        16,907,100
     Product inventory                                                      14,615,600        16,942,400
     Deferred tax asset                                                        370,200           376,100
     Prepaid expenses and other current assets                               1,193,300           861,500
                                                                           -----------       -----------
          Total current assets                                              36,382,000        35,087,100

PROPERTY AND EQUIPMENT, net                                                 14,115,400        11,363,100
DEFERRED TAX ASSET                                                             208,300           212,400
GOODWILL                                                                     4,032,000         4,252,700
                                                                           -----------       -----------
          Total assets                                                     $54,737,700       $50,915,300
                                                                           ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                $11,878,600       $10,771,700
     Accrued expenses and other current liabilities                          2,840,300         2,086,700
     Current portion of long-term debt                                         289,500           331,900
     Current portion of capital lease obligation                                 4,400            85,000
                                                                           -----------       -----------
          Total current liabilities                                         15,012,800        13,275,300

Borrowings under credit facility                                                   -             630,500
Long-term debt                                                               7,516,600         7,637,900
                                                                           -----------       -----------
          Total liabilities                                                 22,529,400        21,543,700

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock                                                               -                 -
     Common stock                                                               46,300            46,000
     Additional paid-in capital                                             19,933,200        19,346,200
     Treasury stock, at cost                                                (2,831,500)       (2,591,500)
     Retained earnings                                                      15,060,300        12,570,900
                                                                           -----------       -----------
          Total shareholders' equity                                        32,208,300        29,371,600
                                                                           -----------       -----------
          Total liabilities and shareholders' equity                       $54,737,700       $50,915,300
                                                                           ===========       ===========

                        TESSCO Technologies Incorporated
                              Statements of Income
                                  (unaudited)

                                                       Fiscal Quarters Ended                  Nine Months Ended
                                                 --------------------------------      -------------------------------
                                                   December 26,      December 27,        December 26,     December 27,
                                                       1997              1996                1997             1996
                                                       ----              ----                ----             ----
Revenues                                           $32,484,300       $38,901,700         $99,819,700     $113,727,600
Cost of goods sold                                  23,544,000        29,002,700          73,293,600       85,268,400
                                                   -----------       -----------         -----------     ------------
Gross profit                                         8,940,300         9,899,000          26,526,100       28,459,200

Selling, general and administrative expenses         7,314,000         7,690,200          21,934,900       21,439,400
                                                   -----------       -----------         -----------     ------------
Income from operations                               1,626,300         2,208,800           4,591,200        7,019,800

Interest income (expense), net                        (165,000)         (292,100)           (569,200)        (721,900)
                                                   -----------       -----------         -----------     ------------
Income before provision for income taxes             1,461,300         1,916,700           4,022,000        6,297,900
Provision for income taxes                             555,300           735,400           1,532,600        2,426,800
                                                   -----------       -----------         -----------     ------------
Net income                                         $   906,000       $ 1,181,300         $ 2,489,400     $  3,871,100
                                                   ===========       ===========         ===========     ============

Primary earnings per share                         $      0.20       $      0.25         $      0.54     $       0.82
                                                   ===========       ===========         ===========     ============

Fully diluted earnings per share                          0.20              0.25                0.54             0.82
                                                   ===========       ===========         ===========     ============

Primary weighted average shares outstanding          4,645,100         4,728,200           4,635,200        4,709,400
                                                   ===========       ===========         ===========     ============

Fully diluted weighted average shares outstanding    4,645,100         4,728,200           4,646,600        4,729,900
                                                   ===========       ===========         ===========     ============

                        TESSCO Technologies Incorporated
                            Statements of Cash Flows
                                   (unaudited)

                                                                            Nine Months Ended
                                                                   ---------------------------------
                                                                    December 26,      December 27,
                                                                        1997              1996
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $2,489,400        $3,871,100
     Adjustments to reconcile net income to net cash
          provided by operating activities, net of effects
          of business acquired in fiscal 1997
               Depreciation and amortization                          1,479,500           957,600
               Provision for bad debts                                   87,500           362,900
               Deferred income taxes                                     10,000           (30,400)
     Decrease (increase) in trade accounts receivable                 1,991,600        (3,612,000)
     Decrease (increase) in product inventory                         2,326,800        (6,672,900)
     Increase in prepaid expenses and other current assets             (331,800)         (499,400)
     Increase in trade accounts payable                               1,106,900         3,085,200
     Increase in accrued expenses and other current liabilities         753,600           236,100
                                                                    -----------       -----------
               Net cash provided by (used in) operating activities    9,913,500        (2,301,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquired business                                        -          (6,688,600)
     Acquisition of property and equipment                           (4,011,100)       (5,024,200)
                                                                    -----------       -----------
               Net cash used in investing activities                 (4,011,100)      (11,712,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in borrowings under credit facility       (630,500)        5,319,800
     Payments on long-term debt                                        (163,700)              -
     Proceeds from long-term debt                                           -           7,996,200
     Proceeds from exercise of stock options                            347,300           355,400
     Payment of capital lease obligations                               (80,600)          (96,200)
                                                                    -----------       -----------
               Net cash (used in) provided by financing activities     (527,500)       13,575,200

               Net increase (decrease) in cash and cash equivalents   5,374,900          (439,400)
CASH AND CASH EQUIVALENTS, beginning of period                              -             439,400
                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                            $ 5,374,900       $       -
                                                                    ===========       ===========

                        TESSCO Technologies Incorporated
                     Notes to Unaudited Financial Statements
                                December 26, 1997


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

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position at December 26, 1997 and December 27, 1996 and the results of its operations and its cash flows for the nine months ended December 26, 1997 and December 27, 1996. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's annual financial statements and notes thereto as of March 28, 1997 and for the year then ended. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.

2.  Earnings per Share

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share previously found in APB No. 15, "Earnings per Share." It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15.

SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. When adopted for the year ended March 27, 1998, the Company will report basic EPS and diluted EPS instead of primary EPS and fully diluted EPS. Basic EPS for the quarters ended December 26, 1997 and December 27, 1996 is $0.21 and $0.27, respectively. Basic EPS for the nine months ended December 26, 1997 and December 27, 1996 is $0.57 and $0.91, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter of Fiscal 1998 Compared to Third Quarter of Fiscal 1997

          Revenues decreased by $6.4 million, or 16.5%, to $32.5 million for the third quarter of fiscal 1998 compared to $38.9 million for the third quarter of fiscal 1997. The overall decrease in revenues was primarily due to the renegotiation of, and accounting for, one of the Company's fulfillment services contracts. In February 1997, the Company successfully renegotiated an existing fulfillment services contract resulting in the elimination of any future accounts receivable exposure. With this change, the Company now reports revenues representing only fees realized. Revenues increased in only one of the Company's three major product categories -- test and maintenance products. Revenues decreased in the mobile and portable accessory product category primarily due to the renegotiation and accounting treatment for one of the Company's fulfillment services contracts. Revenues also decreased in the infrastructure product category primarily from the slower than expected transition of cable sales and general industry softness. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 54%, 31%, and 15%, respectively, of product revenues during the third quarter of fiscal 1998. Revenues decreased in each of the three major customer classifications, with the largest decrease experienced in cellular, paging and PCS carriers. Cellular, paging and PCS carriers, dealers and self-maintained users accounted for approximately 39%, 41%, and 20%, respectively, of product revenues during the third quarter of fiscal 1998.

          Gross profit decreased by $959,000, or 9.7%, to $8.9 million for the third quarter of fiscal 1998 compared to $9.9 million for the third quarter of fiscal 1997, while the gross profit margin increased to 27.5% from 25.4%. The gross profit decrease resulted primarily from reduced gross profit dollars from the company's infrastructure products. The increase in gross profit margin primarily resulted from product and service mix changes, as well as the effect of the renegotiation of one of the company's fulfillment services contracts and the accounting treatment of that contract.

          Selling, general and administrative expenses decreased by $376,000, or 4.9%, to $7.3 million during the third quarter of fiscal 1998 compared to $7.7 million for the third quarter of fiscal 1997. The decrease in these expenses was primarily attributable to lower marketing costs due to a reduction of the company's concentrated marketing campaign to transition customers to competitive infrastructure products that began in the third quarter of fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 22.5% for the third quarter of fiscal 1998 compared to 19.8% for the third quarter of fiscal 1997.

          Income from operations decreased by $583,000, or 26.4%, to $1.6 million for the third quarter of fiscal 1998 compared to $2.2 million for the third quarter of fiscal 1997. The operating income margin was 5.0% compared to the corresponding prior year's 5.7% as a result of increased operating expenses, and a lower revenue base.

          Net interest expense for the third quarter of fiscal 1998 was $165,000 compared to $292,000 for the third quarter of fiscal 1997. This change is a direct result of positive cash flow and the attendant decrease in the amount outstanding under the company's revolving line of credit during the third quarter of fiscal 1998 when compared with the amount outstanding under the company's revolving line of credit in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's global logistics center, and increased working capital requirements during the third quarter of fiscal 1997.

First Nine Months of Fiscal 1998 Compared to First Nine Months of Fiscal 1997

          Revenues decreased by $13.9 million, or 12.2%, to $99.8 million for the first nine months of fiscal 1998 compared to $113.7 million for the first nine months of fiscal 1997. Although there was an increase in unit volume, an expanded product offering, and the inclusion of Cartwright Communications Company's revenues for the entire nine month period of fiscal 1998 compared to seven months in the first nine months of fiscal 1997, there was an overall decrease in revenues primarily due to the renegotiation of, and accounting for, one of the Company's fulfillment services contracts. In February 1997, the Company successfully renegotiated an existing fulfillment services contract resulting in the elimination of any future accounts receivable exposure. With this change, the Company now reports revenues representing only fees realized. Revenues increased in only one of the Company's three major product categories -- test and maintenance products. Revenues decreased in the mobile and portable accessory product category primarily due to the renegotiation and accounting treatment for one of the Company's fulfillment services contracts. Revenues also decreased in the infrastructure product category primarily from the slower than expected transition of cable sales and general industry softness. Infrastructure, mobile and portable accessory and test and maintenance products accounted for approximately 53%, 32%, and 15%, respectively, of product revenues during the first nine months of fiscal 1998. Revenues decreased in each of the three major customer classifications, with the largest decrease experienced in cellular, paging and PCS carriers. Cellular, paging and PCS carriers, dealers and self-maintained users accounted for approximately 42%, 39%, and 19%, respectively, of product revenues during the first nine months of fiscal 1998.

          Gross profit decreased by $1.9 million, or 6.8%, to $26.5 million for the first nine months of fiscal 1998 compared to $28.5 million for the first nine months of fiscal 1997, while the gross profit margin increased to 26.6% from 25.0%. The gross profit decrease resulted primarily from reduced fees associated with fulfillment services contracts and from reduced gross profit dollars from the company's cable conversion process and general industry softness. The increase in gross profit margin primarily resulted from product and service mix changes, as well as the effect of the renegotiation of one of the company's fulfillment services contracts and the accounting treatment of that contract.

          Selling, general and administrative expenses increased by $496,000, or 2.3%, to $21.9 million during the first nine months of fiscal 1998 compared to $21.4 million for the first nine months of fiscal 1997. The increase in these expenses was primarily attributable to the continued investment in personnel to build and support future revenue and gross profit growth, increased marketing costs associated with the transition of customers to competitive infrastructure products, and Cartwright Communications Company's expenses being included for the entire nine months of fiscal 1998 compared to seven months in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses increased to 22.0% for the first nine months of fiscal 1998 compared to 18.9% for the first nine months of fiscal 1997.

          Income from operations decreased by $2.4 million, or 34.6%, to $4.6 million for the first nine months of fiscal 1998 compared to $7.0 million for the first nine months of fiscal 1997. The operating income margin was 4.6% compared to the corresponding prior year's 6.2% as a result of increased operating expenses and a lower revenue base.

          Net interest expense for the first nine months of fiscal 1998 was $569,000 compared to $722,000 for the first nine months of fiscal 1997. This change is a direct result of positive cash flow during the first nine months of fiscal 1998 and attendant decrease in the amount outstanding under the company's revolving line of credit when compared with the amount outstanding under the company's revolving line of credit in connection with the Company's acquisition of Cartwright Communications Company, the funding of the Company's global logistics center, and increased working capital requirements during the first nine months of fiscal 1997.

 Liquidity and Capital Resources

          Net cash provided by operating activities was $9.9 million for the first nine months of fiscal 1998, compared to net cash used in operating activities of $2.3 million for the first nine months of fiscal 1997. This change was primarily the result of a decrease in net income offset by changes in operating assets and liabilities, particularly large changes in accounts receivable, inventory and accounts payable Net cash used in investing activities decreased to $4.0 million for the first nine months of fiscal 1998 compared to $11.7 million for the first nine months of fiscal 1997. This decrease was primarily due to the Company's acquisition of Cartwright Communications Company during the first nine months of fiscal 1997 and decreasing expenditures related to the company's global logistics center in fiscal 1998 when compared to fiscal 1997. Net cash used in financing activities was $528,000 in the first nine months of fiscal 1998 compared to net cash provided by financing activities of $13.6 million for the first nine months of fiscal 1997. This change is primarily a result of the Company's borrowing under its credit facilities and proceeds from long-term debt to finance the Cartwright acquisition and the global logistics center in the first nine months of fiscal 1997.

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



                                      TESSCO Technologies Incorporated
                                      --------------------------------
                                                (Registrant)




Date:  February 6, 1998
                                      By:  Gerald T. Garland
                                           --------------------------------
                                           Gerald T. Garland
                                           Treasurer and Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX



The following exhibits are filed herewith:

     11.  Earnings per share computation

     27.  Financial Data Schedule