Form 10-K
period 1998-03-29
TESSCO TECHNOLOGIES INC
filed 1998-06-26
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 29, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number 0-24746


                        TESSCO Technologies Incorporated
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   52-0729657
                        --------------------------------
                        (IRS Employer Identification No.)

             11126 McCormick Road, Hunt Valley, Maryland           21031
             -------------------------------------------         ----------
              (Address of principal executive offices)           (Zip Code)

                          Registrant's telephone number
                       -----------------------------------
                       including area code: (410) 229-1000

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                          Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

[X] Yes      [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

The aggregate market value of Common Stock, $ .01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the National Association of Securities Dealers, Inc. National Market System as of June 18,1998 was $20.50. The number of shares of the registrant's Common Stock, $ .01 par value, outstanding as of June 18,1998 was 4,417,214.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 1998 Annual Meeting of Shareholders to be held August 14, 1998, are incorporated by reference into Part III.

                                     Part I




ITEM 1: BUSINESS

        General
 ................................................................................
         TESSCO Technologies Incorporated ("TESSCO" or the "Company") is a leading provider of products and value-added services in the wireless communications industry. The Company currently serves more than 7,000 customers per month in the cellular telephone, Personal Communication System (PCS), paging and mobile radio-dispatch markets, including a diversified mix of cellular, PCS and paging carriers, dealers and self-maintained users. The Company offers a wide selection of over 18,000 stock keeping units (SKUs) which are broadly classified as base site infrastructure, subscriber accessory and test and maintenance products. The Company has developed a proprietary information technology system, which integrates all aspects of its operations and which TESSCO believes provides it with a competitive advantage.

         Products and Services
 ................................................................................
         TESSCO's strategy is to identify, select, catalog, promote and sell those products required by its existing and prospective customers. The Company principally offers competitively priced, manufacturer brand name products. Products offered by the Company range from simple hardware items to sophisticated spectrum analyzers, with prices ranging from less than $1.00 to over $30,000 and gross profit margins ranging from less than 5% to over 60%. During fiscal 1998, the Company offered over 18,000 SKUs. The Company's product and service offerings are broadly classified as base site infrastructure, subscriber accessory, and test and maintenance, which accounted for approximately 53%, 33% and 14% of product revenues during fiscal 1998, respectively.

         Base site infrastructure products are used to build, repair and upgrade wireless communications base sites and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission line, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. The Company's base site infrastructure service offerings include connector installation, custom jumper assembly, filter product tuning, site "kitting" and "logistics integration."

         Subscriber accessory products are those products used with mobile and portable devices, such as cellular telephones, pagers and two-way radios. Products include replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Customized order fulfillment services and affinity marketing programs round out the Company's service offering.

         Test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various voltage and power measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

         While TESSCO principally provides manufacturer brand name products, a variety of products, which are primarily subscriber accessory products, are developed and offered under its private labels, mainly "Wireless Solutions."

         As part of its commitment to customer service, the Company allows customers to return a product for any reason, for credit, within 30 days after the date of purchase. Total returns and credits have been less than 4% of revenues in each of the past three fiscal years.

         As of March 29, 1998, the Company was offering products purchased from over 275 manufacturers. Although a substantial portion of the Company's purchases are concentrated with a small number of vendors (approximately 49% of TESSCO's fiscal 1998 revenues were generated by the sale of products purchased from its top ten vendors, with products purchased from its largest vendor generating approximately 16%), the Company believes that alternative sources of supply are available for virtually every product type it carries.

         On January 1, 1997, the Company ceased purchasing Andrew-manufactured cable products. The Company has continued its progress in converting customers from Andrew-manufactured cable products to competitive alternatives. While this situation has been challenging and contributed to the Company's earnings shortfall in fiscal year 1998, the Company believes that it will be strategically stronger going forward as the Company diversifies vendor concentration and increases its marketing and sales effectiveness.

         Customers
 ................................................................................
         TESSCO's customer base consists of cellular, PCS and paging carriers, dealers and self-maintained users. All of these customers share the characteristic that they are service organizations designing, installing, operating or repairing some type of wireless communications system. Cellular, PCS and paging carriers, dealers and self-maintained users accounted for approximately 41%, 40% and 19% of fiscal 1998 product revenues, respectively.

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

         No one customer accounted for more than 6% of TESSCO's revenues during fiscal 1998. TESSCO's ten largest customers accounted for approximately 17% of its revenues during fiscal 1998.

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

         Information Technology System: Critical to the success of the Company's operations is its information technology system. TESSCO has made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal communications. The information technology system includes highly developed customer and product data bases and is integrated with the Company's centralized distribution center. The information contained in the system is available on a real-time basis to all TESSCO employees and is utilized in every area of the Company's operations.

         Sales and Customer Service: The primary focus of TESSCO's operations is its commitment to make it easier and more cost effective for customers to acquire products. The customer relationships team, consisting of 110 representatives as of March 29, 1998, is responsible for initiating and building long-term relationships with customers as well as for responding to incoming inquiries and orders. Scheduled calls are made to each regularly purchasing customer for the purpose of information dissemination, order generation, data base maintenance and the overall enhancement of the business supply relationship. TESSCO also continually monitors its customer service levels through report cards included with each product shipment, customer surveys and regular interaction with customers. By combining its broad product offerings with a commitment to superior customer service, TESSCO seeks to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products while also reducing the customer's need to maintain higher inventory levels.

         The Company's information technology system provides detailed account information on every customer, including recent inquiries, buying and credit histories, separate buying locations within a customer and contact diaries for key personnel, as well as access to technical, product availability and pricing information. The information technology system increases sales productivity by enabling any customer relationship representative to provide any customer with personalized service and allows non-technical personnel to provide a high level of technical product information and order assistance.

         TESSCO believes that its commitment to developing a strong customer relationship both at the time of sale as well as after the sale enables it to maximize customer satisfaction and retention. The percentage of customers purchasing products in two consecutive months was approximately 63% in fiscal 1998, compared to 61% in fiscal 1997. The average number of customers per month has increased from 6,181 in fiscal 1997 to 7,027 in fiscal 1998.

         Marketing: TESSCO's proprietary customer data base contains detailed information on over 40,000 existing and potential customers, including the names of key personnel, past contacts and inquiry, buying and credit histories. This extensive customer data base enables the Company to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their response to direct marketing materials, advertisements in trade journals and industry trade shows. Customer relationship representatives follow up on these customer inquiries through distribution of the Company's information materials, phone contact and field visits. The information technology system tracks a potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, the Company carefully analyzes purchasing patterns and identifies opportunities to encourage customers to make more frequent purchases of a broader array of products. TESSCO believes that it is able to develop efficient and effective marketing programs to expand its customer base and increase sales to its existing customers, while at the same time limiting increases in sales and marketing expenses.

         The Company utilizes its product data base to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to view TESSCO as an important source of their product requirements by providing useful and timely product and service information. These customer information services include Buyer's Guides distributed semiannually to over 50,000 current and prospective buyers in 121 countries, Your Total Source Bulletins, which are designed to supplement the overall marketing impact of the Buyer's Guides, and The Wireless Journal, which is designed to introduce the reader to TESSCO's capabilities and product offerings and contains information on significant industry trends and product reviews.

         TESSCO currently provides its complete Buyer's Guide on computer diskette and CD-ROM. In addition, the Company provides a continuing series of electronic interchange services designed to facilitate and encourage customer orders, including computerized order entry, fax on demand product specifications and price and delivery options, and Internet access.

         Product Business Units and Vendor Transactions: The Company focuses on offering a broad selection of products as well as alternative selections for each of its products. TESSCO actively monitors advances in technologies and industry trends, both through research and continual customer interaction, and continues to add to its product offerings as new wireless communications products and technologies are developed.

         The Company believes that effective purchasing and inventory control are key elements ensuring that a broad range of products will be readily available to fill customer orders. The Company uses its information technology system to monitor and manage its inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As a result of its emphasis on inventory control and the consolidation of its distribution functions, the Company has been able to maintain its order completion rate and support its increasing sales levels without corresponding increases in inventory levels. As of March 29, 1998 and March 28, 1997, the Company had an immaterial level of backlog orders, all of which are expected to be filled within 90 days of fiscal year-end. Generally, the Company has been able to return slow-moving inventory to its vendors.

         In addition to determining the fundamental product offering, the Company's product business unit teams provide the technical foundation for both customers and TESSCO personnel. The product data base is continually updated to add technical information in response to vendor specification changes and customer inquiries. The data base contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and shipping information, alternative and associated products, and purchase and sales histories. Most of the information is available on a real-time basis to all TESSCO personnel for product development, procurement, technical support, cataloging and marketing.

         Order Entry and Fulfillment: Orders are received at the Company's centralized customer care center. While entering orders, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials handling system, which is integrated with the information technology system, utilizes bar coded labels which are applied to every product, allowing distribution center personnel to utilize radio-frequency scanners to locate products, fill orders and update inventory. The centralized distribution center also allows the Company to improve inventory control, minimize multiple product shipments to complete an order, limit inventory duplication and reduce the overhead associated with its distribution functions. Orders are shipped by a variety of freight lines and carriers. Destination and handling charges are calculated on the basis of the weight of the products shipped and not on the distance to the customer. The Company believes that this pricing structure allows it to attract customers who might otherwise order from local suppliers.

         Employees
 ................................................................................
         As of March 29, 1998, the Company had 290 full-time equivalent employees. Of the Company's full-time equivalent employees, 161 were engaged in customer and vendor service, marketing and product management, 83 were engaged in warehouse and distribution operations, and 46 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

         Competition
 ................................................................................
         The emerging wireless communications distribution industry is fragmented and is comprised of several national distributors, such as Hutton Communications, Cellstar and Brightpoint, and numerous regional distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the subscriber accessory market, and the risk of new competitors entering the market is high. The Company believes, however, that its information technology system, large customer base and purchasing relationships with more than 275 manufacturers provide it with a significant competitive advantage over new entrants to the market. Certain of the Company's current competitors, particularly certain manufacturers, have substantially greater capital resources, sales and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

         The Company believes that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered and total procurement costs to the customer. The Company believes that it competes favorably with respect to each of these factors. In particular, the Company believes it differentiates itself from its competitors based on the breadth of its product offerings, its ability to quickly provide products in response to customer demand and technological advances, the level of its customer service and the reliability of its order fulfillment process.


         Trademarks and Trade Names
 ................................................................................
         The Company maintains a number of registered trademarks and trade names in connection with its business activities, including "TESSCO(R),"
         "Your Total Source(R)," "The Wireless Journal(R)," "Wireless Solutions(R)," "Cartwright Communications," and "TESSCO Service Solutions." The Company's general policy is to file for trademark and trade name protection for each of its trademarks and trade names and to enforce its rights against any infringement.

ITEM 2:  PROPERTIES

         The Company's corporate headquarters and centralized distribution center are located in a 184,000 square foot Global Logistics Center located north of Baltimore in Hunt Valley, Maryland. During fiscal year 1996, the Company purchased this property to consolidate its facilities. Certain long-term debt is secured by the property, as described in Note 4 to the Consolidated Financial Statements.

ITEM 3:  LEGAL PROCEEDINGS

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A: EXECUTIVE OFFICERS OF THE COMPANY

         Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company who are not directors is as follows:

--------------------------------------------------------------------------------------------------------------------------------
   Name                    Age      Position
--------------------------------------------------------------------------------------------------------------------------------
   Robert B. Barnhill, Jr. 54       Chairman,                 Robert B. Barnhill, Jr. is Chairman, President and Chief
                                    President and             Executive Officer and founded the business in 1982.
                                    Chief Executive
                                    Officer
--------------------------------------------------------------------------------------------------------------------------------

   Gerald T. Garland       47       Treasurer and Chief       Gerald T. Garland joined the Company in September 1993 and
                                    Financial Officer         currently serves as Treasurer and Chief Financial Officer.
                                                              Previously, he was a Senior Vice President in the Commercial
                                                              Finance Division of NationsBank and was a financial manager and plant controller for Black & Decker Corporation.
--------------------------------------------------------------------------------------------------------------------------------
   Richard A. Guipe        50       Director-Base Site        Richard A. Guipe joined the Company in June 1996 and currently
                                    Infrastructure Products   serves as Director of the Base Site Infrastructure Products
                                    Business Unit             Business Unit. Previously, he was Vice President and General
                                                              Manager for the Heliax Products Division of Andrew Corporation and
                                                              held various senior management positions with Belden Wire and
                                                              Cable.
--------------------------------------------------------------------------------------------------------------------------------
   Mary Lynn Schwartz      42       Director-Performance      Mary Lynn Schwartz rejoined the Company in November 1997
                                    Development               and currently serves as Director of Performance Development.
                                                              Between 1992 and 1997, she owned and managed a local public accounting and management consulting practice. She previously served as the Company's Chief Financial Officer from 1988 to 1992.
--------------------------------------------------------------------------------------------------------------------------------
   Randolph S. Wilgis      34       Director-Subscriber       Randolph S. Wilgis joined the Company in June 1991 and currently
                                    Accessory Products        serves as Director of the Subscriber Accessory Products Business
                                    Business Unit             Unit. Previously, he served as a project manager for the Whiting
                                                              Turner Company.
--------------------------------------------------------------------------------------------------------------------------------

                                    Part II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock has been publicly traded on the NASDAQ National Market since September 28, 1994 under the symbol "TESS." The quarterly range of prices per share during fiscal years 1997 and 1998 are as follows:


--------------------------------------------------------------------------------
                                        High                       Low
--------------------------------------------------------------------------------
     Fiscal 1997
       First Quarter                    38 3/4                     21 1/2
       Second Quarter                   42 1/4                     33 3/4
       Third Quarter                    43 1/4                     34 1/2
       Fourth Quarter                   37 1/2                     18 1/8
--------------------------------------------------------------------------------

     Fiscal 1998
       First Quarter                    23 1/4                     15
       Second Quarter                   32                         21 1/2
       Third Quarter                    28 3/8                     18
       Fourth Quarter                   19 3/4                     16 15/16
--------------------------------------------------------------------------------

         As of June 18, 1998, the approximate number of security holders of record of the Company was 64.

         The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

ITEM 6:  SELECTED FINANCIAL DATA


---------------------------------------------------------------------------------------------------------------------------

   Fiscal Years Ended                        March 29,        March 28,        March 29,         March 31,         April 1,
                                                  1998             1997             1996              1995             1994
---------------------------------------------------------------------------------------------------------------------------
   STATEMENT OF INCOME DATA

   Revenues                               $131,658,200     $147,086,000      $92,290,100       $74,517,600      $61,375,600
   Costs of goods sold                      95,858,800      109,817,800       68,974,400        57,828,800       47,317,100
---------------------------------------------------------------------------------------------------------------------------
   Gross profit                             35,799,400       37,268,200       23,315,700        16,688,800       14,058,500
---------------------------------------------------------------------------------------------------------------------------
   Selling, general and
      administrative expenses               29,662,200       29,183,200       17,126,700        12,500,200       11,099,400
   Restructuring charge                              -          310,200                -                 -                -
   Retroactive compensation adjustment               -                -                -                 -          746,600
---------------------------------------------------------------------------------------------------------------------------
   Income from operations                    6,137,200        7,774,800        6,189,000         4,188,600        2,212,500
   Interest income (expense), net            (712,600)        (982,100)          179,000         (157,100)        (511,300)
---------------------------------------------------------------------------------------------------------------------------
   Income before provision
      for income taxes                       5,424,600        6,792,700        6,368,000         4,031,500        1,701,200
   Provision for income taxes                2,049,000        2,614,800        2,327,000         1,558,600          673,400
---------------------------------------------------------------------------------------------------------------------------
   Net income                             $  3,375,600     $  4,177,900      $ 4,041,000       $ 2,472,900      $ 1,027,800
===========================================================================================================================

   Diluted earnings per share             $       0.73     $       0.89      $      0.89       $      0.64      $      0.34
   Diluted weighted average
      shares outstanding                     4,610,300        4,703,800        4,555,200         3,834,000        3,030,900
---------------------------------------------------------------------------------------------------------------------------
   SELECTED OPERATING DATA

   Average buyers per month                      7,027            6,181            4,569             3,898            3,621
   Orders shipped                              302,028          255,392          176,412           141,950          123,886
   Revenues per employee                  $    454,000     $    584,000      $   576,000       $   583,000      $   531,000
---------------------------------------------------------------------------------------------------------------------------
   BALANCE SHEET DATA

   Working capital                          22,170,100       21,181,300       17,389,800        18,055,400       10,295,500
   Total assets                             59,926,900       50,915,300       36,527,900        28,176,000       19,054,300
   Short-term debt                             294,000          416,900          126,400           120,600          169,500
   Long-term debt                            7,441,400        7,637,900           85,000           199,300        6,053,100
   Shareholders' equity                     33,391,500       29,371,600       24,544,100        20,168,400        6,363,400
---------------------------------------------------------------------------------------------------------------------------


                                 Fiscal 1998 Quarters Ended                           Fiscal 1997 Quarter Ended
---------------------------------------------------------------------------------------------------------------------------

                      March 29,     Dec. 28,     Sept. 28,     June 29,    March 28,     Dec. 27,    Sept. 27,     June 28,
                           1998         1997          1997         1997         1997         1996         1996         1996
---------------------------------------------------------------------------------------------------------------------------

   QUARTERLY RESULTS OF OPERATIONS

   Revenues         $31,838,600  $32,484,300   $33,212,000  $34,123,400  $33,358,400  $38,901,700  $38,158,000  $36,667,900
   Cost of goods
     sold            22,565,200   23,544,000    24,380,100   25,369,500   24,549,400   29,002,700   28,563,400   27,702,300
---------------------------------------------------------------------------------------------------------------------------
   Gross profit       9,273,400    8,940,300     8,831,900    8,753,900    8,809,000    9,899,000    9,594,600    8,965,600
---------------------------------------------------------------------------------------------------------------------------
   Selling,
      general and
      administrative
      expenses        7,727,300    7,314,100     7,224,400    7,396,500    7,743,800    7,690,200    7,093,000    6,656,200
   Restructuring
      charge                  -            -             -            -      310,200            -            -            -
---------------------------------------------------------------------------------------------------------------------------
   Total operating
      expenses        7,727,300    7,314,100     7,224,400    7,396,500    8,054,000    7,690,200    7,093,000    6,656,200
---------------------------------------------------------------------------------------------------------------------------
   Income from
      operations      1,546,100    1,626,200     1,607,500    1,357,400      755,000    2,208,800    2,501,600    2,309,400
   Interest income
      (expense), net   (143,900)    (164,900)     (202,700)    (201,200)    (260,200)    (292,100)    (293,500)    (136,300)
---------------------------------------------------------------------------------------------------------------------------
   Income before
      provision for
      income taxes    1,402,200    1,461,300     1,404,800    1,156,200      494,800    1,916,700    2,208,100    2,173,100
   Provision for
      income taxes      516,300      555,300       533,800      443,500      188,000      735,400      852,400      839,000
---------------------------------------------------------------------------------------------------------------------------
   Net income       $   885,900  $   906,000   $   871,000  $   712,700  $   306,800  $ 1,181,300  $ 1,355,700  $ 1,334,100
===========================================================================================================================
   Diluted earnings
      per share     $      0.20  $      0.20   $      0.19  $      0.16  $      0.07  $      0.25  $      0.29  $      0.28
---------------------------------------------------------------------------------------------------------------------------


   PERCENTAGE OF REVENUES

   Revenues               100.0        100.0         100.0        100.0        100.0        100.0        100.0        100.0
   Cost of goods sold      70.9         72.5          73.4         74.3         73.6         74.6         74.9         75.5
---------------------------------------------------------------------------------------------------------------------------
   Gross profit            29.1         27.5          26.6         25.7         26.4         25.4         25.1         24.5
---------------------------------------------------------------------------------------------------------------------------
   Selling, general and
      administrative
      expenses             24.3         22.5          21.8         21.7         23.2         19.8         18.6         18.2
   Restructuring charge       -            -             -            -          0.9            -            -            -
---------------------------------------------------------------------------------------------------------------------------
   Total operating
      expenses             24.3         22.5          21.8         21.7         24.1         19.8         18.6         18.2
---------------------------------------------------------------------------------------------------------------------------
   Income from
      operations            4.9          5.0           4.8          4.0          2.3          5.7          6.6          6.3
   Interest income
      (expense), net       (0.5)        (0.5)         (0.6)        (0.6)        (0.8)        (0.8)        (0.8)        (0.4)
---------------------------------------------------------------------------------------------------------------------------
   Income before
      provision for
      income taxes          4.4          4.5           4.2          3.4          1.5          4.9          5.8          5.9
   Provision for
      income taxes          1.6          1.7           1.6          1.3          0.6          1.9          2.2          2.3
---------------------------------------------------------------------------------------------------------------------------
   Net income               2.8          2.8           2.6          2.1          0.9          3.0          3.6          3.6
---------------------------------------------------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Fiscal 1998 Compared to Fiscal 1997
 ................................................................................
         Revenues decreased by $15.4 million, or 10.5%, to $131.7 million in fiscal 1998 compared to $147.1 million in fiscal 1997. Most of the overall decrease was a result of restructuring a fulfillment contract in February 1997 and the need to transition approximately 28% of business associated with a major cable vendor. Revenues from the Company's base site infrastructure and subscriber accessory products and services decreased, while sales of test and maintenance products and services remained flat. The largest percentage decrease was experienced in the sale of subscriber accessory products and services due to a contractual restructuring associated with one of the Company's phone fulfillment programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 53%, 33% and 14%, respectively, of fiscal 1998 revenues. Revenues decreased from both cellular, PCS and paging carriers and dealers. Self-maintained users maintained fiscal 1997 levels. Cellular, PCS and paging carriers, dealers and self-maintained users accounted for approximately 41%, 40% and 19%, respectively, of fiscal 1998 revenues.

         Gross profit decreased by $1.5 million, or 3.9%, to $35.8 million in fiscal 1998 compared to $37.3 million in fiscal 1997 due to the reduction in revenues between years. The gross profit margin improved to 27.2% in fiscal 1998 from 25.3% in fiscal 1997, primarily due to positive product mix changes principally in the base site infrastructure and subscriber accessory areas of the business.

         Total operating expenses remained relatively flat for the fiscal 1998, totaling $29.7 million in fiscal 1998 compared to $29.5 million in fiscal 1997. An increase in expenses attributable to the continued investment in compensation and marketing expenses and to increased facilities costs related to the new Global Logistics Center was offset to some extent by the restructuring charge taken in fiscal 1997. Total operating expenses increased as a percentage of revenues to 22.5% in fiscal 1998 from 20.1% in fiscal 1997, primarily as a result of the reduced revenue base.

         Income from operations decreased by $1.6 million, or 21.1%, to $6.1 million in fiscal 1998 compared to $7.8 million in fiscal 1997, and as a percentage of revenues decreased to 4.7% in fiscal 1998 from 5.3% in fiscal 1997.

         Net interest expense decreased by $269,500, or 27.4%, to $712,600 in fiscal 1998 compared to $982,100 in fiscal 1997. This decrease is due to reduced debt levels from positive cash flow and lower interest rates during fiscal 1998.

         The provision for income taxes decreased by $565,800, or 21.6%, to $2.0 million in fiscal 1998 compared to $2.6 million in fiscal 1997. The effective tax rate in fiscal 1998 was 37.8% compared to 38.5% in fiscal 1997.

         Fiscal 1997 Compared to Fiscal 1996
 ................................................................................
         Revenues increased by $54.8 million, or 59.4%, to $147.1 million in fiscal 1997 compared to $92.3 million in fiscal 1996. The overall increase was primarily a result of increased unit volume and an expanded product offering, including fulfillment contracts and the inclusion of the newly acquired Cartwright Communications' (Cartwright) revenues for the last ten months of fiscal 1997. Revenues increased in each of the Company's major categories, with the largest percentage increase experienced in the sale of subscriber accessory products and services. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 49%, 38% and 13%, respectively, of fiscal 1997 revenues. Revenues also increased in each of the major customer classifications, with the largest growth experienced in self-maintained users. Cellular, PCS and paging carriers, dealers and self-maintained users accounted for approximately 46%, 37% and 17%, respectively, of fiscal 1997 revenues.

         Gross profit increased by $14.0 million, or 59.8%, to $37.3 million in fiscal 1997 compared to $23.3 million in fiscal 1996 due to the increase in revenues between years. The gross profit margin remained constant at 25.3%, as increased margins from product and service mix changes were offset by the effect of more competitive pricing in fee-based fulfillment services.

         Total operating expenses increased by $12.4 million, or 72.2%, to $29.5 million in fiscal 1997 compared to $17.1 million in fiscal 1996. The increase in these expenses was primarily attributable to the continued investment in personnel and marketing expenses, facilities and relocation costs to build and support future revenue and gross profit growth, freight charges associated with increased sales activity and the inclusion of Cartwright expenses in the last ten months of fiscal 1997. Total operating expenses increased as a percentage of revenues to 20.1% in fiscal 1997 from 18.6% in fiscal 1996.

         Income from operations increased by $1.6 million, or 25.6%, to $7.8 million in fiscal 1997 compared to $6.2 million in fiscal 1996, and as a percentage of revenues decreased to 5.3% from 6.7% in fiscal 1996.

         Net interest expense in fiscal 1997 was $982,100 compared to net interest income of $179,000 in fiscal 1996. This change is a direct result of interest on borrowings incurred in connection with the Company's acquisition of Cartwright, the funding of the Company's newly opened Global Logistics Center and increased working capital requirements in fiscal 1997.

         The provision for income taxes increased by $288,000 to $2.6 million in fiscal 1997 compared to $2.3 million in fiscal 1996. The effective tax rate in fiscal 1997 was 38.5% compared to 36.5% in fiscal 1996. The increase in the effective tax rate is primarily due to the Company's borrowing position in fiscal 1997 compared to its investment in tax-exempt securities during fiscal 1996.

         Liquidity and Capital Resources
 ................................................................................
         The Company's balance sheet position remains very strong. As of March 29, 1998, cash and marketable securities totaled $4.5 million, representing the Company's positive net cash flow during fiscal 1998. Working capital increased to $22.2 million as of March 29, 1998, from $21.2 million as of March 28, 1997. Shareholders' equity increased to $33.4 million as of March 29, 1998, from $29.4 million as of March 28, 1997.

         The Company generated approximately $9.9 million of net cash from operating activities in fiscal 1998 compared with $3.2 million in fiscal 1997 and $(2.7) million in fiscal 1996. The significant increase in operating cash flow was primarily a result of an increase in trade accounts payable and a decrease in trade accounts receivable, offset by the reduction in net income during fiscal 1998.

         Capital expenditures totaled $5.0 million in fiscal 1998, compared to $5.7 million in fiscal 1997 and $5.5 million in fiscal 1996, as the Company continued to invest in its consolidated Global Logistics Center. In fiscal 1997, the Company used $6.7 million to acquire the Cartwright Communications Company.

         The Company used $421,100 of net cash for financing activities in fiscal 1998, generating $8.8 million in fiscal 1997 and $196,200 in fiscal 1996. In fiscal 1997, the Company took on additional borrowings to fund the acquisition of Cartwright Communications Company and the Global Logistics Center.

         The Company has a revolving credit facility with a bank which provides for a maximum borrowing capacity of $15.0 million through September 30, 1999. This agreement contains certain conditions, covenants and representations with which the Company was in compliance as of March 29, 1998. As of March 29, 1998, the Company had no outstanding borrowings under these facilities.

         Market Risk
 ................................................................................
         The Company does not use derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

         Outlook
 ................................................................................
         The Company expects revenue growth to be slow during the first half of fiscal 1999 due to a soft market climate associated with anticipated delays in PCS cell site construction. The Company has made necessary investments in staffing and marketing initiatives focused on enhancing long-term growth, which investments will continue in fiscal 1999. The Company expects these investments to build a strong foundation to support the Company's planned growth initiatives. The Company recognizes that, in order to strategically position itself for future growth, reduced operating margins may be expected in the short-term.
         The Company continues to aggressively expand its product and service offerings, as well as marketing and sales initiatives, in an attempt to accelerate its revenue growth.

         Year 2000 Issue
 ................................................................................
         The Year 2000 issue is the result of computer programs using only two digits to identify a year within date fields. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications to existing software and conversions to new software, the effects of the Year 2000 issue can be mitigated. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased will be capitalized; all other costs will be expensed as incurred. Overall, these costs are not expected to have a material effect on the results of operations.

         In addition, the Company is assessing the readiness of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 costs include the estimated costs associated with the impact on the Company of the Year 2000 issue and on the Company's suppliers and customers, and are based on currently available information. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

         Forward-Looking Statements
 ................................................................................
         This report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. The Company's future results of operations and other forward-looking statements contained in this report, particularly those contained in "Outlook," involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include, but are not limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; the possibility that unforeseen events could impair the Company's ability to provide prompt and efficient service to its customers; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technology and inventory obsolescence. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

ITEM 8:  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 29,        March 28,
                                                                                                      1998             1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS

   CURRENT ASSETS:
       Cash and marketable securities                                                          $ 4,459,200     $          -
       Trade accounts receivable, net of allowances for doubtful accounts
          and sales returns of $438,100 and $525,300, respectively                              15,757,100       16,907,100
       Product inventory                                                                        18,872,100       16,942,400
       Deferred tax asset                                                                          523,900          376,100
       Prepaid expenses and other current assets                                                 1,609,400          861,500
---------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                  41,221,700       35,087,100
---------------------------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT:
       Land                                                                                      2,185,500        2,185,500
       Building and improvements                                                                 8,577,200        5,236,600
       Leasehold improvements                                                                            -          338,800
       Information technology equipment and software                                             3,714,400        2,755,100
       Equipment and furniture                                                                   4,821,100        3,658,100
       Equipment held under capital lease                                                                -          600,000
       Tooling                                                                                     340,100          295,100
---------------------------------------------------------------------------------------------------------------------------
                                                                                                19,638,300       15,069,200
       Less-accumulated depreciation and amortization                                            4,883,100        3,706,100
---------------------------------------------------------------------------------------------------------------------------
          Property and equipment, net                                                           14,755,200       11,363,100
---------------------------------------------------------------------------------------------------------------------------
   DEFERRED TAX ASSET                                                                                    -          212,400
   GOODWILL                                                                                       3,950,00        4,252,700
---------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                         $59,926,900     $ 50,915,300
===========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
       Trade accounts payable                                                                  $16,394,200     $ 10,771,700
       Accrued expenses and other current liabilities                                            2,363,400        2,717,200
       Current portion of long-term debt                                                           294,000          331,900
       Capital lease obligation                                                                          -           85,000
---------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                             19,051,600       13,905,800

   DEFERRED TAX LIABILITY                                                                           42,400                -
   LONG-TERM DEBT, net of current portion                                                        7,441,400        7,637,900
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                     26,535,400       21,543,700
---------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
       Preferred stock, $0.01 par value, 500,000 shares authorized
          and no shares issued and outstanding                                                           -                -
       Common stock, $0.01 par value, 15,000,000 shares authorized;
          4,669,920 shares issued and 4,408,348 shares outstanding
          as of March 29, 1998, and 4,597,130 shares issued and
          4,343,608 shares outstanding as of March 28, 1997                                         46,700           46,000
       Additional paid-in capital                                                               20,241,800       19,346,200
       Treasury stock, at cost, 261,572 shares and 253,522 shares, respectively                 (2,843,500)      (2,591,500)
       Retained earnings                                                                        15,946,500       12,570,900
---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                             33,391,500       29,371,600
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                            $59,926,900     $ 50,915,300
===========================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.
---------------------------------------------------------------------------------------------------------------------------


Consolidated Statements of Income
---------------------------------------------------------------------------------------------------------------------------
   Fiscal Years Ended                                                           March 29,        March 28,        March 29,
                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
   Revenues                                                                 $131,658,200      $147,086,000      $92,290,100
   Cost of goods sold                                                         95,858,800       109,817,800       68,974,400
---------------------------------------------------------------------------------------------------------------------------
       Gross profit                                                           35,799,400        37,268,200       23,315,700
---------------------------------------------------------------------------------------------------------------------------
   Selling, general and administrative expenses                               29,662,200        29,183,200       17,126,700
   Restructuring charge                                                                -           310,200                -
---------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                               29,662,200        29,493,400       17,126,700
---------------------------------------------------------------------------------------------------------------------------
       Income from operations                                                  6,137,200         7,774,800        6,189,000
   Interest income (expense), net                                              (712,600)         (982,100)          179,000
---------------------------------------------------------------------------------------------------------------------------
       Income before provision for income taxes                                5,424,600         6,792,700        6,368,000
   Provision for income taxes                                                  2,049,000         2,614,800        2,327,000
---------------------------------------------------------------------------------------------------------------------------
       Net income                                                           $  3,375,600      $  4,177,900      $ 4,041,000
===========================================================================================================================

   Basic earnings per share                                                 $       0.77      $       0.97      $      0.97
===========================================================================================================================
   Diluted earnings per share                                               $       0.73      $       0.89      $      0.89
===========================================================================================================================
   Basic weighted average shares outstanding                                   4,377,600         4,287,000        4,159,300
===========================================================================================================================
   Diluted weighted average shares outstanding                                 4,610,300         4,703,800        4,555,200
===========================================================================================================================

The accompanying notes are an integral part of these consolidated statements.



Consolidated Statements of Changes in Shareholders' Equity
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                             Common Stock          Additional       Treasury        Retained  Shareholders'
                                         Shares         AmountPaid-in Capital          Stock        Earnings         Equity
---------------------------------------------------------------------------------------------------------------------------
   Balance at March 31,1995           4,091,785       $ 43,300   $ 17,739,000   $ (1,965,900)   $  4,352,000   $ 20,168,400
   Net proceeds from exercise of
       options in exchange for
       cash and treasury stock          127,029          1,300        463,900       (160,500)              -        304,700
   Tax benefit of option exercises            -              -         30,000               -              -         30,000
   Net income                                 -              -              -               -      4,041,000      4,041,000
---------------------------------------------------------------------------------------------------------------------------
   Balance at March 29,1996           4,218,814         44,600     18,232,900     (2,126,400)      8,393,000     24,544,100
   Net proceeds from exercise of
       options in exchange for
       cash and treasury stock          124,794          1,400        822,600       (465,100)              -        358,900
   Tax benefit of options exercises           -              -        290,700               -              -        290,700
   Net income                                 -              -              -               -      4,177,900      4,177,900
---------------------------------------------------------------------------------------------------------------------------
   Balance at March 28, 1997          4,343,608         46,000     19,346,200     (2,591,500)     12,570,900     29,371,600
   Net proceeds from exercise of
       options in exchange for
       cash and treasury stock           64,740            700        780,100       (252,000)              -        528,800
   Tax benefit of options exercises           -              -        115,500               -              -        115,500
   Net income                                 -              -              -               -      3,375,600      3,375,600
---------------------------------------------------------------------------------------------------------------------------
   Balance at March 29, 1998          4,408,348       $ 46,700   $ 20,241,800   $ (2,843,500)   $ 15,946,500   $ 33,391,500
===========================================================================================================================


The accompanying notes are an integral part of these consolidated statements.


Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------------------------------
   Fiscal Years Ended                                                          March 29,         March 28,        March 29,
                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $  3,375,600      $  4,177,900     $  4,041,000
       Adjustments to reconcile net income to net cash
           provided by (used in) operating activities,
           net of effects of business acquired in fiscal 1997:
           Depreciation and amortization                                       1,928,100         1,433,200          629,300
           Provision for bad debts                                               158,900           335,400          166,200
           Deferred income taxes                                                 107,000          (220,000)         (58,900)
       Decrease (increase) in trade accounts receivable                          991,100        (1,351,700)      (6,421,400)
       Increase in product inventory                                          (1,929,700)       (1,335,900)      (5,115,500)
       Increase in prepaid expenses and other current assets                    (747,900)         (294,800)         (92,200)
       Increase in trade accounts payable                                      5,622,500           174,000        3,035,000
       Increase in accrued expenses and other current liabilities                392,200           247,700        1,107,500
       Decrease in other long-term liabilities                                         -                 -          (27,800)
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                 9,897,800         3,165,800       (2,736,800)
---------------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquired business                                                 -        (6,726,800)               -
       Acquisition of property and equipment                                  (5,017,500)       (5,711,200)      (5,473,100)
---------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                              (5,017,500)      (12,438,000)      (5,473,100)
---------------------------------------------------------------------------------------------------------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (decrease) increase in bank overdraft                                (630,500)          630,500                -
       Payments on long-term debt                                               (234,400)                -                -
       Proceeds from long-term debt                                                    -         7,969,800                -
       Proceeds from exercise of stock options                                   528,800           358,900          304,700
       Payment of capital lease obligation                                       (85,000)         (126,400)        (108,500)
---------------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by financing activities                  (421,100)        8,832,800          196,200
---------------------------------------------------------------------------------------------------------------------------

           Net increase (decrease) in cash
               and marketable securities                                       4,459,200          (439,400)      (8,013,700)

   CASH AND MARKETABLE SECURITIES, beginning of period                                 -           439,400        8,453,100
---------------------------------------------------------------------------------------------------------------------------
   CASH AND MARKETABLE SECURITIES, end of period                            $  4,459,200      $          -     $    439,400
===========================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

         NOTE 1: ORGANIZATION
 ................................................................................
         TESSCO Technologies Incorporated (the Company) is a leading provider of products and value-added services in the wireless communications industry. The Company serves customers in the cellular telephone, Personal Communication Systems (PCS), paging and mobile radio-dispatch markets, including a diversified mix of cellular, PCS and paging carriers, dealers and self-maintained users. The Company offers a wide selection of over 18,000 stock keeping units, which are broadly classified as base site infrastructure, subscriber accessory and test and maintenance products.

         During fiscal year 1997, the Company increased its number of authorized shares of common stock to 15,000,000.

         NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 ................................................................................
         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Fiscal year
         For fiscal years 1997 and 1996, the Company maintained its accounts on a 52/53-week fiscal year ending on the Friday falling on or between March 26 and April 1. The fiscal years ending March 28, 1997 and March 29, 1996 each contained 52 weeks. During fiscal year 1998, the Company changed its fiscal year to the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. Accordingly, fiscal year 1998 includes the 52-week period beginning March 31, 1997 and ending March 29, 1998. The results of operations and cash flows for the two-day period ended March 30, 1997 (the transition period) are immaterial for reporting purposes.

         Cash and Marketable Securities
         Cash and marketable securities include highly liquid investments with a maturity of 90 days or less.

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

         Property and Equipment
         Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:


-------------------------------------------------------------------------------
                                  Useful lives
-------------------------------------------------------------------------------
   Information technology equipment and software                 5 years
   Furniture, equipment and tooling                              5-10 years
   Building and improvements                                     30 years
-------------------------------------------------------------------------------

         Amortization is provided on leasehold improvements and equipment held under capital lease using the straight-line method over the terms of the leases ranging from three to ten years. Depreciation and amortization of property and equipment was $1,600,200, $1,149,600 and $567,300 for fiscal years 1998, 1997 and 1996, respectively.

         Goodwill
         Goodwill is being amortized using the straight-line method over 15 years. Amortization expense was $327,900, $283,600 and $62,000 for fiscal years 1998, 1997 and 1996, respectively. Accumulated amortization as of March 29, 1998 and March 28, 1997 was approximately $861,100 and $533,200, respectively.

         Revenue Recognition
         The Company records sales when product is shipped to the customers or when services are provided.

         Advertising Costs
         The Company capitalizes certain costs related to the printing and production of its product catalogs. These costs are amortized over the useful life commencing with the distribution of the catalogs.

         Supplemental Cash Flow Information
         Cash paid for interest during fiscal years 1998, 1997 and 1996 totaled $516,200, $661,400 and $0, respectively. Cash paid for income taxes for fiscal years 1998, 1997 and 1996 totaled $1,599,600, $3,530,100 and
         $1,547,000, respectively.

         The Company had noncash transactions during fiscal years 1998, 1997 and 1996 as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                   1998                      1997                      1996
---------------------------------------------------------------------------------------------------------------------------
   Exercise of options in exchange for treasury stock          $252,000                  $465,100                  $160,500
   Tax benefit from exercise of stock options                   115,500                   290,700                    30,000
---------------------------------------------------------------------------------------------------------------------------

         Fair Value of Financial Instruments
         The carrying amounts of cash and marketable securities, trade accounts receivable, product inventory, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other current liabilities and borrowings under credit facility approximate their fair value as of March 29, 1998 and March 28, 1997.

         Fair value of long-term debt as of March 29, 1998 and March 28, 1997 is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                             1998                      1997
---------------------------------------------------------------------------------------------------------------------------
   Note payable to a bank                                                              $5,871,500                $6,000,000
   Note payable to Baltimore County, Maryland                                             165,100                   170,900
   Note payable to the Maryland Economic Development Corporation                        1,329,800                 1,375,300
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $7,366,400                $7,546,200
---------------------------------------------------------------------------------------------------------------------------

         Concentration of Risk
         The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 1998, 1997 and 1996, sales of products purchased from the Company's top ten vendors accounted for 49%, 57%, and 54% of total revenues, respectively, with sales of products purchased from the Company's largest vendor generating approximately 16%, 14%, and 28% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for virtually every product type it carries, the loss of certain principal suppliers could have a material adverse effect on the Company.

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

         New Pronouncements
         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will affect the disclosure requirements for annual and interim financial statements beginning in fiscal year 1999. The Company expects that the new reporting requirements will have no material effect on its financial position or results of operations.

         Reclassifications
         Certain reclassifications have been made to prior year consolidated financial statements to conform with the current year presentation.

         NOTE 3: BORROWINGS UNDER CREDIT FACILITY
 ...............................................................................

         Effective June 13, 1997, the Company amended its Financing Agreement (the Agreement) with a bank for a $15,000,000 revolving credit facility available through September 30, 1999. The amended Agreement provides for two revolving notes, a line of credit in the amount of $5,000,000 and a revolving credit loan in the amount of $10,000,000. The line of credit is unsecured and bears interest at a variable rate of the London Interbank Offered Rate (LIBOR) plus 1.25% per annum. The revolving credit loan is unsecured and bears interest at a variable rate of either the prime rate plus an applicable margin of up to 0.25% per annum, or LIBOR plus an applicable margin of 1.25% to 1.75% per annum, based upon maintenance of certain financial ratios.

         The weighted average interest rate on borrowings under the credit facility was 8.22%, 7.30%, and 0.00% for fiscal years 1998, 1997 and 1996, respectively. Interest expense on the credit facility for fiscal years 1998, 1997 and 1996, totaled $400, $210,200 and $0, respectively.
         Average borrowings under the credit facility totaled $4,700, $2,503,900 and $0, and maximum borrowings totaled $323,200, $6,609,000 and $0, for fiscal years 1998, 1997 and 1996, respectively. The Company did not borrow under the Agreement during fiscal year 1996. There was no balance outstanding under the Agreement as of March 29, 1998 or March 28, 1997.

         The provisions of the Agreement require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments.

         NOTE 4: LONG-TERM DEBT
 ................................................................................
         Effective July 16, 1996, the Company issued a revolving note payable to a bank in the face amount of $6,000,000. Interest on the outstanding principal balance was payable monthly, with the balance of unpaid principal and interest due at maturity, April 30, 1997. Effective April 30, 1997, the Company converted the revolving note payable to a term note payable. The converted term note is payable in monthly installments of principal and interest beginning on July 1, 1997, with the balance due at maturity, June 30, 2003. The note bears interest at a floating rate of LIBOR plus 1.50% per annum. The weighted average interest rate in fiscal years 1998 and 1997 was 7.27% and 7.07%, respectively. Interest expense under this note was $439,700 and $304,000 for fiscal years 1998 and 1997, respectively. As of March 29, 1998 and March 28, 1997, principal outstanding under this note was $5,871,500 and $6,000,000, respectively. The note is secured by the real property of the Company. The note contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios.

         Effective July 16, 1996, the Company issued a note payable to Baltimore County, Maryland, in the face amount of $200,000. The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $9,000 and $5,500 for fiscal years 1998 and 1997, respectively. As of March 29, 1998 and March 28, 1997, principal outstanding under this note was $185,000 and $193,700, respectively. The note is secured by the real property of the Company.

         Effective October 10, 1996, the Company issued a note payable to the Maryland Economic Development Corporation in the face amount of $1,800,000. The note is payable in equal quarterly installments of principal and interest of $37,400 beginning on January 10, 1997, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $51,500 and $26,800 for fiscal years 1998 and 1997, respectively. As of March 29, 1998 and March 27, 1997, principal outstanding under this note was $1,678,900 and $1,776,100, respectively. The note is secured by the real property of the Company.

         As of March 29, 1998, scheduled annual maturities of long-term debt are as follows:




------------------------------------------------------------------------------
   Fiscal year:
------------------------------------------------------------------------------
   1999                                         $  294,000
   2000                                            312,700
   2001                                            332,900
   2002                                            354,600
   2003                                            377,800
   Thereafter                                    6,063,400
------------------------------------------------------------------------------
                                                $7,735,400
------------------------------------------------------------------------------

         NOTE 5: LEASES
 ................................................................................
         The Company entered into a lease for various property and equipment which expired in fiscal year 1998 and had been capitalized using an interest rate of 10.2%. The Company also has a noncancelable operating lease for office facilities that expires on December 31, 2000. Rent expense for fiscal years 1998, 1997 and 1996 totaled $305,000, $469,000 and $520,200, respectively.

         As of March 29, 1998, future minimum lease payments, net of sublease revenues, are as follows (Note 11):


---------------------------------------------------------------------------------------------------------------------------
   Fiscal year                                         Lease obligation                  Sublease            Net obligation
---------------------------------------------------------------------------------------------------------------------------
   1999                                                        $267,700                  $173,100                 $  94,600
   2000                                                         267,700                   215,000                    52,700
   2001                                                         200,700                   167,100                    33,600
---------------------------------------------------------------------------------------------------------------------------
                                                               $736,100                  $555,200                  $180,900
---------------------------------------------------------------------------------------------------------------------------


         NOTE 6: INCOME TAXES
 ................................................................................
         A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on the income is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                   1998                      1997                      1996
---------------------------------------------------------------------------------------------------------------------------
   Statutory federal rate                                         34.0%                     34.0%                     34.0%
   State taxes, net of federal benefit                             2.6%                      2.3%                      2.3%
   Non-deductible expenses                                         1.0%                      1.8%                      0.5%
   Other                                                           0.2%                      0.4%                     (0.3%)
---------------------------------------------------------------------------------------------------------------------------
   Effective rate                                                 37.8%                     38.5%                     36.5%
---------------------------------------------------------------------------------------------------------------------------

The provision for income taxes was comprised of the following:

---------------------------------------------------------------------------------------------------------------------------
                                                                   1998                      1997                      1996
---------------------------------------------------------------------------------------------------------------------------
   Federal: Current                                          $1,730,000                $2,517,200                $2,128,000
            Deferred                                             95,300                  (191,900)                  (51,700)
---------------------------------------------------------------------------------------------------------------------------
   State:  Current                                              212,000                   317,700                   257,900
           Deferred                                              11,700                   (28,200)                   (7,200)
---------------------------------------------------------------------------------------------------------------------------
   Provision for income taxes                                $2,049,000                $2,614,800                $2,327,000
---------------------------------------------------------------------------------------------------------------------------



Total deferred tax assets and deferred tax liabilities as of March 29, 1998 and March 28, 1997, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:



---------------------------------------------------------------------------------------------------------------------------
                                                                   1998                      1997
---------------------------------------------------------------------------------------------------------------------------
   Deferred tax assets:
     Property, equipment and capital leases                    $191,400                  $212,000
     Accrued expenses and reserves                              523,900                   376,100
     Other assets                                                     -                     8,600
---------------------------------------------------------------------------------------------------------------------------
                                                               $715,300                  $596,700
---------------------------------------------------------------------------------------------------------------------------
   Deferred tax liabilities:
     Deferred revenue                                          $219,800                         -
     Other assets                                                14,000                     8,200
---------------------------------------------------------------------------------------------------------------------------
                                                               $233,800                  $  8,200
---------------------------------------------------------------------------------------------------------------------------

         NOTE 7: PROFIT-SHARING PLAN
 ................................................................................
         The Company has implemented a 401(k) profit-sharing plan that covers all eligible employees. Contributions to the plan are made at the discretion of the Company's Board of Directors. The Company's contribution to the plan during fiscal years 1998, 1997 and 1996 totaled $66,700, $87,000 and $47,200, respectively. As of March 29, 1998, plan assets include 16,098 shares of common stock of the Company and options to acquire an additional 19,902 shares at $3.67 per share.

         NOTE 8: ASSET PURCHASE
 ................................................................................
         During fiscal year 1997, the Company acquired certain assets and assumed certain liabilities of Cincinnati, Ohio-based Cartwright Communications. The transaction was valued at $3,988,000 plus the net value of inventory, receivables and payables. The purchase was for cash and the assumption of certain liabilities. The acquisition has been accounted for as a purchase, and the goodwill associated with this transaction is being amortized over 15 years.

         NOTE 9: EARNINGS PER SHARE
 ................................................................................
         In February 1997, the FASB issued SFAS No. 128 "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15 "Earnings per Share" by replacing the presentation of primary earnings per share (EPS) with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares and the dilutive common equivalent shares outstanding for the period.

         The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                                   1998                      1997                      1996
---------------------------------------------------------------------------------------------------------------------------
   Basic weighted average shares outstanding                  4,377,600                 4,287,000                 4,159,300
     Effect of dilutive common equivalent shares                232,700                   416,800                   395,900
---------------------------------------------------------------------------------------------------------------------------
   Diluted weighted average shares outstanding                4,610,300                 4,703,800                 4,555,200
---------------------------------------------------------------------------------------------------------------------------

         Options to purchase 268,300 shares of common stock at a weighted average exercise price of $25.32 per share were outstanding as of March 29, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Subsequent to March 29, 1998, the Company granted additional options to purchase 17,500 shares of common stock. In connection with the Company's contribution to its 401(k) profit sharing plan, the plan exercised options to acquire 8,232 shares of common stock of the Company.

         NOTE 10: STOCK-BASED COMPENSATION
 ................................................................................
         The Company has two stock option plans-the 1984 Employee Incentive
         Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994 Plan). Under the 1984 Plan and the 1994 Plan, options for a maximum of 401,250 and 572,500 shares, respectively, may be granted at prices not less than 100% of the fair market value at the date of option grant and for a term of not greater than ten years. The 1994
         Plan also allows for the granting of non-qualified options, stock appreciation rights, restricted stock and restricted stock units, and other performance awards, none of which have been granted as of March 29, 1998.

In addition, non-plan options have been granted at the discretion of the Board of Directors. Transactions involving options are summarized as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                     1998                         1997                       1996
------------------------------------------------------------------------------------------------------------------------------
                                                             Weighted                     Weighted                    Weighted
                                                              Average                      Average                     Average
                                               Shares  Exercise Price      Shares   Exercise Price      Shares  Exercise Price
------------------------------------------------------------------------------------------------------------------------------
   Outstanding, beginning of year             686,000         $15.91      714,000          $11.17      699,600        $  8.72
   Granted                                    185,800          20.77      126,500           33.69      148,600          17.07
   Exercised                                  (72,800)         10.73     (134,500)           6.13     (134,200)          3.47
   Cancelled                                 (104,400)         19.83      (20,000)          34.00            -              -
-----------------------------------------------------------------------------------------------------------------------------
   Outstanding, end of year                   694,600         $17.20      686,000          $15.91      714,000         $11.17
   Exercisable at end of year                 383,000                     438,900                      565,500
   Weighted average fair value of options
     granted during the year                   $12.57                      $22.40                      $  9.93
------------------------------------------------------------------------------------------------------------------------------

Information about fixed stock options outstanding and exercisable as of March 29, 1998 is as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                           OUTSTANDING                               EXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
                                          Weighted Average
    Range of                                     Remaining        Weighted Average                         Weighted Average
    Exercise Price            Shares      Contractual Life          Exercise Price            Shares         Exercise Price
---------------------------------------------------------------------------------------------------------------------------
    $0.00-15.00              366,100                   5.7                  $11.35           366,100                 $11.35
    15.00-25.00              208,500                   7.9                   18.85            16,900                  17.58
    25.00-36.50              120,000                   8.1                   32.17                 -                      -
---------------------------------------------------------------------------------------------------------------------------
    $0.00-36.50              694,600                   7.0                  $17.20           383,000                 $11.62
---------------------------------------------------------------------------------------------------------------------------

The Company applies APB Opinion No. 25 and the related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for grants under the plans consistent with the methodology of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per share for fiscal years 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated as follows:



---------------------------------------------------------------------------------------------------------------------------
                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
   Net earnings (in thousands)              As reported                          $ 3,376           $ 4,178          $ 4,041
                                            Pro forma                              2,538             3,786            3,888
---------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share               As reported                          $  0.73           $  0.89          $  0.89
                                            Pro forma                            $  0.55           $  0.80          $  0.85
---------------------------------------------------------------------------------------------------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1998, 1997 and 1996:


---------------------------------------------------------------------------------------------------------------------------
                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
   Dividend yield                                                                   0.0%              0.0%             0.0%
   Expected volatility                                                             55.0%             53.6%            44.5%
   Risk-free interest rate                                                      5.5-6.9%              6.5%             6.0%
---------------------------------------------------------------------------------------------------------------------------
   Expected lives                                                                7 years           8 years          8 years
---------------------------------------------------------------------------------------------------------------------------

         Pro forma net income reflects only options granted in fiscal years 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for options under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to March 31, 1995 is not considered.

         NOTE 11: RESTRUCTURING CHARGE
 ................................................................................
         During the fourth quarter of fiscal year 1997, the Company determined that it would consolidate its Maryland facilities. The Company has a lease for its former corporate headquarters that expires on December
         31, 2000. Based on the current monthly payments and the expected sublease rate the Company would receive after vacating its former corporate headquarters, the Company recorded a $310,200 restructuring charge in its fiscal year 1997 consolidated Statement of Income. As of March 29, 1998 and March 28, 1997, the restructuring accrual was $271,000 and $310,200, respectively.

         NOTE 12: CONTINGENCY
 ................................................................................
         In connection with the relocation of its corporate headquarters, the Company received $1,000,000 from the Maryland Department of Business and Economic Development which the Company may be required to repay subject to the achievement of defined employment levels. Management of the Company believes that it has satisfied the requirements of the agreement and that it will not be required to repay the funds.

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

         The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended March 29, 1998, March 28, 1997 and March 29, 1996.

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



          /s/ Robert B. Barnhill, Jr.                                   /s/ Gerald T. Garland
          -----------------------------------------------               ------------------------------------
          Robert B. Barnhill, Jr.                                       Gerald T. Garland
          Chairman, President and Chief Executive Officer               Treasurer and Chief Financial Officer



Report of Independent Public Accountants

         To the Board of Directors and Stockholders of TESSCO Technologies Incorporated:

         We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated as of March 29, 1998 and March 28, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended March 29, 1998, March 28, 1997 and March 29, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conduct our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TESSCO Technologies Incorporated as of March 29, 1998 and March 28, 1997, and the results of its operations and its cash flows for the years ended March 29, 1998, March 28, 1997 and March 29, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


         /s/ Arthur Andersen LLP
         Baltimore, Maryland
         April 24, 1998

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    Part III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to executive officers of the Company who are not directors, see "Item 4A: Executive Officers of the Company." Information with respect to directors, contained under the caption "Proposal 1. Election of Directors" in the Company's Proxy Statement prepared in connection with the Company's 1998 Annual Meeting of Shareholders, is incorporated by reference herein.

ITEM 11: EXECUTIVE COMPENSATION

         Information with respect to this item, contained under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement prepared in connection with the Company's 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item, contained under the caption "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement prepared in connection with the Company's 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                    Part IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this report:

         1. The following consolidated financial statements are included in Item 8 of this report:

              Consolidated Balance Sheets as of March 29, 1998 and March 28,
              1997

              Consolidated Statements of Income for the fiscal years ended March 29, 1998, March 28, 1997 and March 29, 1996

              Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 29, 1998, March 28, 1997 and March 29, 1996

              Consolidated Statements of Cash Flows for the fiscal years ended March 29, 1998, March 28, 1997 and March 29, 1996

              Notes to Consolidated Financial Statements

              Report of Independent Public Accountants.

         2. The following financial statement schedules are included herewith:

                     Schedule                    Description
         ------------------------------------------------------------------
                    Schedule II       Valuation and Qualifying Accounts

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

         3.1.3 First Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.3 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         3.1.4 Certificate of Amendment to Certificate of Incorporation of the Registrant filed September 6, 1996 (incorporated by reference to
                Exhibit 3.1.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997).

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

         10.2 Stock Option by and between the Registrant and Robert B. Barnhill, Jr. dated September 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         10.3 1993 Non-Statutory Stock Option Agreement with the Trustees of the TESSCO Technologies Incorporated Retirement Savings Plan (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         10.4 Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         10.5 1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         10.6.1 Financing Agreement dated March 31, 1995 by and between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

         10.6.2 First Amendment to Financing Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.7.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28,
                1997).

         10.6.3 Second Amendment to Financing Agreement dated February 28, 1997 (incorporated by reference to Exhibit 10.7.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28,
                1997).

         10.6.4 Third Amendment to Financing Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.7.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1997).

         10.7 Lease Agreement dated April 13, 1992 by and between the Registrant and Loveton Center Limited Partnership, as amended (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         10.8 Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996).

         11.1 Statement re: Computation of Per Share Earnings (filed herewith).

         21.1   Subsidiaries of the Registrant (filed herewith).

         23.1   Consent of Arthur Andersen LLP (filed herewith).

         27     Financial Data Schedule (filed herewith).

(b) During the quarter ended March 29, 1998, the registrant filed a report on Form 8-K dated March 26, 1998.

SCHEDULE II: FOR THE FISCAL YEARS ENDED MARCH 29, 1998, MARCH 28, 1997 AND MARCH 29, 1996

Valuation and Qualifying Accounts


---------------------------------------------------------------------------------------------------------------------------
                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
   Allowance for doubtful accounts and sales returns:
   Balance, beginning of year                                                   $525,300          $431,700         $474,000
   Provisions                                                                    158,900           335,400          166,200
   Write-offs                                                                   (246,100)         (241,800)        (208,500)
---------------------------------------------------------------------------------------------------------------------------
   Balance, end of year                                                         $438,100          $525,300         $431,700
---------------------------------------------------------------------------------------------------------------------------



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TESSCO Technologies Incorporated


                                          By: /s/ Robert B. Barnhill, Jr.,
                                              ---------------------------------
                                              Robert B. Barnhill, Jr.,
                                              President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:  /s/ Robert B. Barnhill, Jr.            June 24, 1998       By:  /s/ Gerald T. Garland                            June 24, 1998
     ------------------------------------                            -----------------------------------------
     Robert B. Barnhill, Jr.                                         Gerald T. Garland
     Chairman of the Board,                                          Treasurer and Chief Financial Officer
     President and Chief Executive Officer                           (principal financial and accounting officer)
     (principal executive officer)



By:  /s/ Jerome C. Eppler                   June 24, 1998       By:  /s/ Dennis J. Shaughnessy                         June 24, 1998
     ------------------------------------                            -----------------------------------------
     Jerome C. Eppler                                                Dennis J. Shaughnessy
     Director                                                        Director



By:  /s/ Martin L. Grass                    June 24, 1998       By:  /s/ Morton F. Zifferer, Jr.                      June 24, 1998
     ------------------------------------                            -----------------------------------------
     Martin L. Grass                                                 Morton F. Zifferer, Jr.
     Director                                                        Director



By:  /s/ Benn R. Konsynski                  June 24, 1998
     -------------------------------------
     Benn R. Konsynski
     Director


                                  EXHIBIT INDEX



The following Exhibits are filed herewith:

         11.1     Statement re: Computation of Per Share Earnings

         21.1     Subsidiaries of the Registrant

         23.1     Consent of Arthur Andersen LLP

         27       Financial Data Schedule