Form 10-Q
period 1998-06-28
TESSCO TECHNOLOGIES INC
filed 1998-08-05
CIK 927355

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission file number 0-24746

                        TESSCO TECHNOLOGIES INCORPORATED
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                 Delaware                                52-0729657
      -------------------------------               -------------------
      (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)


    11126 McCormick Road, Hunt Valley, Maryland            21031
    -------------------------------------------         ----------
     (Address of principal executive offices)           (Zip Code)


       Registrant's telephone number including area code: (410) 229-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of July 30, 1998 was 4,417,214.


================================================================================

                          Part I. Financial Information

Item 1. Financial Statements

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------
                                                                          June 28, 1998      March 29, 1998
-------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)          (audited)
ASSETS

CURRENT ASSETS:
      Cash and marketable securities                                       $        -        $ 4,459,200
      Trade accounts receivable, net                                        17,382,200        15,757,100
      Product inventory                                                     19,512,200        18,872,100
      Deferred tax asset                                                       523,900           523,900
      Prepaid expenses and other current assets                              1,586,700         1,609,400
-------------------------------------------------------------------------------------------------------------
           Total current assets                                             39,005,000        41,221,700
-------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                                 15,166,000        14,755,200
GOODWILL                                                                     3,868,100         3,950,000
-------------------------------------------------------------------------------------------------------------
           Total assets                                                    $58,039,100       $59,926,900
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                               $10,356,300       $16,394,200
      Accrued expenses and other current liabilities                         2,368,800         2,363,400
      Current portion of long-term debt                                        298,500           294,000
-------------------------------------------------------------------------------------------------------------
           Total current liabilities                                        13,023,600        19,051,600
-------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                                          42,400            42,400
REVOLVING LINE OF CREDIT                                                     3,862,900                -
LONG-TERM DEBT, net of current portion                                       7,365,000         7,441,400
-------------------------------------------------------------------------------------------------------------
           Total liabilities                                                24,293,900        26,535,400
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock                                                               -                 -
      Common stock                                                              46,800            46,700
      Additional paid-in capital                                            20,283,900        20,241,800
      Treasury stock, at cost                                               (2,843,500)       (2,843,500)
      Retained earnings                                                     16,258,000        15,946,500
-------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                       33,745,200        33,391,500
-------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                      $58,039,100       $59,926,900
-------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Income

-------------------------------------------------------------------------------------------------------------
                                                                                Fiscal Quarters Ended
                                                                         June 28, 1998       June 27, 1997
-------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)        (unaudited)
Revenues                                                                   $36,299,800       $34,123,400
Cost of goods sold                                                          27,043,900        25,369,500
-------------------------------------------------------------------------------------------------------------

      Gross profit                                                           9,255,900         8,753,900
-------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                                 8,522,600         7,396,500
-------------------------------------------------------------------------------------------------------------

      Income from operations                                                   733,300         1,357,400

Interest income (expense), net                                                (230,700)         (201,200)
-------------------------------------------------------------------------------------------------------------

      Income before provision for income taxes                                 502,600         1,156,200

Provision for income taxes                                                     191,100           443,500
-------------------------------------------------------------------------------------------------------------

      Net income                                                           $   311,500       $   712,700
-------------------------------------------------------------------------------------------------------------


Basic earnings per share                                                   $      0.07       $      0.16
-------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                                 $      0.07       $      0.16
-------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                                    4,411,500         4,349,600
-------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding                                  4,580,100         4,559,900
-------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------
                                                                                 Fiscal Quarters Ended
                                                                           June 28, 1998     June 27, 1997
-------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $   311,500       $   712,700
      Adjustments to reconcile net income to net cash
           (used in) provided by operating activities, net of
           effects of business acquired in fiscal 1997:
           Depreciation and amortization                                       545,900           476,700
           Provision for bad debts                                             124,900            81,500
           Deferred income taxes                                                    -             10,000
      (Increase) decrease in trade accounts receivable                      (1,750,000)           54,000
      (Increase) decrease in product inventory                                (640,100)          703,600
      Decrease in prepaid expenses and other current assets                     22,700            14,700
      Decrease in trade accounts payable                                    (6,037,900)         (637,100)
      Increase in accrued expenses and other current liabilities                 5,400           567,100
-------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by operating activities              (7,417,600)        1,983,200
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                   (874,800)       (1,086,600)
-------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                              (874,800)       (1,086,600)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit                                 3,862,900                -
      Repayments of revolving line of credit                                        -           (630,500)
      Payments on long-term debt                                               (71,900)          (25,500)
      Proceeds from exercise of stock options                                   42,200            53,500
      Payment of capital lease obligations                                          -            (30,300)
-------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities               3,833,200          (632,800)
-------------------------------------------------------------------------------------------------------------

           Net (decrease) increase in cash and marketable securities        (4,459,200)          263,800

CASH AND MARKETABLE SECURITIES, beginning of period                          4,459,200                -
-------------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                              $        -        $   263,800
-------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Notes to Consolidated Financial Statements
June 28, 1998
(Unaudited)

Note 1.  Description of Business and Basis of Presentation
--------------------------------------------------------------------------------

TESSCO Technologies Incorporated (the Company) is a leading provider of products and value-added services in the wireless communications industry. The Company serves customers in the cellular telephone, personal communications services
(PCS), paging and mobile radio-dispatch markets, including a diversified mix of cellular, PCS and paging carriers, dealers and self-maintained users. The Company offers a wide selection of over 18,000 stock keeping units, which are broadly classified as base site infrastructure, subscriber accessory and test and maintenance.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 29, 1998.

Note 2.  Earnings Per Share
--------------------------------------------------------------------------------

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                      Fiscal Quarters Ended
                                                                              June 28, 1998         June 27, 1997
-------------------------------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding                                4,411,500             4,349,600
Effect of dilutive common equivalent shares                                       168,600               210,300
-----------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                                     4,580,100             4,559,900
-----------------------------------------------------------------------------------------------------------------

Options to purchase 181,500 shares of common stock at a weighted average exercise price of $28.46 per share were outstanding as of June 28, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 3.  Contingency
--------------------------------------------------------------------------------

In connection with the relocation of its corporate headquarters, the Company received a $1,000,000 grant from the Maryland Department of Business and Economic Development which the Company may be required to repay subject to the achievement of defined employment levels. Management of the Company believes that it has satisfied the requirements of the agreement and that it will not be required to repay the funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 29, 1998.

First Quarter of Fiscal 1999 Compared to First Quarter of Fiscal 1998
--------------------------------------------------------------------------------

Revenues increased by $2.2 million, or 6.4%, to $36.3 million for the first quarter of fiscal 1999 compared to $34.1 million for the first quarter of fiscal 1998. The overall increase was primarily a result of increased unit volume. Revenues from the Company's subscriber accessory and test and maintenance products and services increased, while sales of base site infrastructure products remained relatively flat. The largest percentage increase was experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 54%, 33% and 13%, respectively, of product revenues during the first quarter of fiscal 1999. Revenues from both dealers and self-maintained users increased, while revenues from cellular, PCS and paging carriers decreased, from first quarter of fiscal 1998 levels. Dealers, cellular, PCS and paging carriers and self-maintained users accounted for approximately 40%, 38% and 22%, respectively, of revenues during the first quarter of fiscal 1999.

Gross profit increased by $502,000, or 5.7%, to $9.3 million for the first quarter of fiscal 1999 compared to $8.8 million for the first quarter of fiscal 1998 due to the increase in revenues between quarters. The gross profit margin decreased slightly to 25.5% for the first quarter of fiscal 1999 compared to 25.7% for the first quarter of fiscal 1998. Increased margins generated from positive product mix were offset by the effect of competitive pricing in the subscriber accessory products.

Total operating expenses increased by $1.1 million, or 15.2%, to $8.5 million for the first quarter of fiscal 1999 compared to $7.4 million for the first quarter of fiscal 1998. Total operating expenses increased as a percentage of revenues to 23.5% for the first quarter of fiscal 1999 from 21.7% for the first quarter of fiscal 1998. The increase in these expenses is primarily attributable to increased freight charges incurred to fulfill sales commitments as well as a continued investment in personnel and marketing expenses needed to support future revenue and gross profit growth.

Income from operations decreased by $624,100, or 46.0%, to $733,300 for the first quarter of fiscal 1999 compared to $1.4 million for the first quarter of fiscal 1998. The operating income margin decreased to 2.0% for the first quarter of fiscal 1999 compared to 4.0% for the first quarter of fiscal 1998.

Net interest expense increased by $29,500, or 14.7%, to $230,700 for the first quarter of fiscal 1999 compared to $201,200 for the first quarter of fiscal 1998. This increase is due to increased levels of borrowing under the Company's revolving line of credit to finance working capital requirements.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash used in operating activities was $7.4 million for the first quarter of fiscal 1999, compared to net cash provided by operating activities of $2.0 million for the first quarter of fiscal 1998. This change was primarily a result of significant changes to accounts payable and accounts receivable. Net cash used in investing activities decreased to $874,800 for the first quarter of fiscal 1999 compared to $1.1 million for the first quarter of fiscal 1998, primarily due to decreasing capital expenditures related to the newly opened Global Logistics Center. Net cash provided by financing activities was $3.8 million for the first quarter of fiscal 1999 compared to net cash used in financing activities of $632,800 for the first quarter of fiscal 1998, primarily a result of the Company's borrowings under its revolving credit facility.

Year 2000 Issue
--------------------------------------------------------------------------------

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

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications to existing software and conversions to new software, the effects of the Year 2000 issue can be mitigated. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased will be capitalized; all other costs will be expensed as incurred. The cost of the project is not expected to have a material effect on the results of operations.

In addition, the Company is assessing the readiness of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 costs include the estimated costs associated with the impact on the Company of the Year 2000 issue and on the Company's suppliers and customers and are based on currently available information. However, there can be no guarantee that the systems of other companies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

Forward-Looking Statements
--------------------------------------------------------------------------------

This report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. The Company's future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include, but are not limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; the possibility that unforeseen events could impair the Company's ability to provide prompt and efficient service to its customers; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technology and inventory obsolescence. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has not used derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

                           Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     11. Statement re: Computation of Per Share Earnings
     27. Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter covered by this report.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                TESSCO TECHNOLOGIES INCORPORATED




Date:  August 5, 1998           By: /s/ Gerald T. Garland
                                    --------------------------------------------
                                    Gerald T. Garland
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith:


11.  Statement re: Computation of Per Share Earnings

27.  Financial Data Schedule