Form 10-Q
period 1998-11-09
TESSCO TECHNOLOGIES INC
filed 1998-11-12
CIK 927355

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

                For the quarterly period ended September 27, 1998

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

     The number of shares of the registrant's Common Stock, $ .01 par value, outstanding as of November 10, 1998 was 4,417,580.

================================================================================

                         Part I - Financial Information

Item 1 - Financial Statements

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Balance Sheets

 ...................................................................................................................
                                                                              September 27,           March 29,
                                                                                  1998                  1998
 ...................................................................................................................
                                                                               (unaudited)            (audited)
ASSETS

CURRENT ASSETS:
     Cash and marketable securities                                            $        -            $ 4,459,200
     Trade accounts receivable, net                                             19,942,700            15,757,100
     Product inventory                                                          20,960,300            18,872,100
     Deferred tax asset                                                            523,900               523,900
     Prepaid expenses and other current assets                                   1,437,500             1,609,400
 ...................................................................................................................
         Total current assets                                                   42,864,400            41,221,700
 ...................................................................................................................

PROPERTY AND EQUIPMENT, net                                                     15,558,100            14,755,200
GOODWILL                                                                         3,786,100             3,950,000
 ...................................................................................................................
         Total assets                                                          $62,208,600           $59,926,900
 ...................................................................................................................

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                    $13,551,200           $16,394,200
     Accrued expenses and other current liabilities                              2,387,200             2,363,400
     Current portion of long-term debt                                             303,200               294,000
 ...................................................................................................................
         Total current liabilities                                              16,241,600            19,051,600
 ...................................................................................................................

DEFERRED TAX LIABILITY                                                              42,400                42,400
REVOLVING LINE OF CREDIT                                                         4,381,400                    -
LONG-TERM DEBT, net of current portion                                           7,262,300             7,441,400
 ...................................................................................................................
         Total liabilities                                                      27,927,700            26,535,400
 ...................................................................................................................

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock                                                                    -                     -
     Common stock                                                                   46,800                46,700
     Additional paid-in capital                                                 20,283,900            20,241,800
     Treasury stock, at cost                                                    (2,843,500)           (2,843,500)
     Retained earnings                                                          16,793,700            15,946,500
 ...................................................................................................................
         Total shareholders' equity                                             34,280,900            33,391,500
 ...................................................................................................................
         Total liabilities and shareholders' equity                            $62,208,600           $59,926,900
 ...................................................................................................................

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Income

 ...................................................................................................................
                                          Fiscal Quarters Ended                         Six Months Ended
                                   September 27,         September 28,         September 27,         September 28,
                                       1998                  1997                  1998                  1997
 ...................................................................................................................
                                   (unaudited)           (unaudited)           (unaudited)           (unaudited)
Revenues                           $43,317,800           $33,212,000           $79,617,600           $67,335,400
Cost of goods sold                  32,767,200            24,380,100            59,811,100            49,749,600
 ...................................................................................................................

     Gross profit                   10,550,600             8,831,900            19,806,500            17,585,800
 ...................................................................................................................

Selling, general and
       administrative expenses
                                     9,364,000             7,224,400            17,886,700            14,620,900
 ...................................................................................................................

     Income from operations          1,186,600             1,607,500             1,919,800             2,964,900

Interest expense, net                 (322,400)             (203,000)             (553,100)             (404,200)
 ...................................................................................................................

     Income before provision
           for income taxes            864,200             1,404,500             1,366,700             2,560,700

Provision for income taxes             328,400               533,800               519,500               977,300
 ...................................................................................................................

     Net income                    $   535,800           $   870,700           $   847,200           $ 1,583,400
 ...................................................................................................................


Basic earnings per share           $      0.12           $      0.20           $      0.19           $      0.36
 ...................................................................................................................

Diluted earnings per share         $      0.12           $      0.19           $      0.18           $      0.34
 ...................................................................................................................

Basic weighted average shares
       outstanding                   4,417,600             4,370,700             4,414,500             4,360,200
 ...................................................................................................................

Diluted weighted average
       shares outstanding            4,580,800             4,700,500             4,580,500             4,630,200
 ...................................................................................................................

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Cash Flows

 ...................................................................................................................
                                                                                        Six Months Ended
                                                                              September 28,          September 28,
                                                                                  1998                  1997
 ...................................................................................................................
                                                                                (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $   847,200           $ 1,583,400
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                             940,400               960,200
         Provision for bad debts                                                   210,900                83,600
         Deferred income taxes                                                          -                 10,000
     (Increase) decrease in trade accounts receivable                           (4,396,500)            1,875,800
     (Increase) decrease in product inventory                                   (2,088,200)            3,001,600
     Decrease (increase) in prepaid expenses and other current assets              171,900              (146,500)
     Decrease in trade accounts payable                                         (2,843,000)           (1,263,500)
     Increase in accrued expenses and other current liabilities                     23,800               161,200
 ...................................................................................................................
         Net cash (used in) provided by operating activities                    (7,133,500)            6,265,800
 ...................................................................................................................

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                      (1,579,400)           (2,072,700)
 ...................................................................................................................
         Net cash used in investing activities                                  (1,579,400)           (2,072,700)
 ...................................................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit                                      4,381,400                    -
     Repayments of revolving line of credit                                             -               (630,500)
     Payments on long-term debt                                                   (169,900)              (94,000)
     Proceeds from exercise of stock options                                        42,200               239,200
     Payment of capital lease obligations                                               -                (61,400)
 ...................................................................................................................
         Net cash provided by (used in) financing activities                     4,253,700              (546,700)
 ...................................................................................................................

         Net (decrease) increase in cash and marketable securities              (4,459,200)            3,646,400

CASH AND MARKETABLE SECURITIES, beginning of period                              4,459,200                    -
 ...................................................................................................................

CASH AND MARKETABLE SECURITIES, end of period                                  $        -            $ 3,646,400
 ...................................................................................................................

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Notes to Consolidated Financial Statements
September 27, 1998
(Unaudited)

Note 1.  Description of Business and Basis of Presentation
 ................................................................................

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

Note 2.  Earnings Per Share
 ................................................................................

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15 "Earnings per Share" by replacing the presentation of primary earnings per share (EPS) with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares and the dilutive common equivalent shares outstanding for the period.

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

 ...................................................................................................................
                                            Fiscal Quarters Ended                          Six Months Ended
                                     September 27,         September 28,         September 27,         September 28,
                                         1998                  1997                  1998                  1997
 ...................................................................................................................
Basic weighted average common
     shares outstanding               4,417,600             4,370,700             4,414,500             4,360,200
Effect of dilutive common
     equivalent shares                  163,200               329,800               166,000               270,000
 ...................................................................................................................
Diluted weighted average
     shares outstanding               4,580,800             4,700,500             4,580,500             4,630,200
 ...................................................................................................................

Options to purchase 224,300 shares of common stock at a weighted average exercise price of $26.73 per share were outstanding as of September 27, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 3.  Contingency
 ................................................................................

In connection with the relocation of its corporate headquarters, the Company received a $1,000,000 grant from the Maryland Department of Business and Economic Development. At the time this grant was made, it was subject to repayment if the Company failed to achieve defined employment levels. The Company has since been notified that the required employment levels have been achieved and that the grant is no longer subject to any contingent repayment obligation.


Note 4. New Accounting Pronouncements
 ................................................................................

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted as a cumulative catch-up. The Company has not used derivative financial instruments, and management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

During March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides that computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devoted time to the internal-use computer software project (to the extent of the time spent directly on the project); and the interest costs incurred when developing computer software for internal use should be capitalized.

Under SOP 98-1, training costs, data conversion costs and internal costs incurred for upgrades, enhancements and maintenance should be expensed as incurred. Impairment of capitalized software should be recognized in accordance with the provision of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The SOP is effective for fiscal years beginning after December 15, 1998 and is to be adopted prospectively. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 29, 1998.

Second Quarter of Fiscal 1999 Compared to Second Quarter of Fiscal 1998
 ................................................................................

Revenues increased by $10.1 million, or 30.4%, to $43.3 million for the second quarter of fiscal 1999 compared to $33.2 million for the second quarter of fiscal 1998. The overall increase was primarily a result of increased unit volume. Revenues from the Company's base site infrastructure and subscriber accessory products and services increased, while sales of test and maintenance products remained relatively flat. The largest percentage increase was experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 54%, 35% and 11%, respectively, of revenues during the second quarter of fiscal 1999. Revenues also increased in each of the major customer classifications, with the largest growth experienced in cellular, PCS and paging carriers. Dealers, cellular, PCS and paging carriers and self-maintained users accounted for approximately 39%, 41% and 20%, respectively, of revenues during the second quarter of fiscal 1999.

Gross profit increased by $1.7 million, or 19.5%, to $10.6 million for the second quarter of fiscal 1999 compared to $8.8 million for the second quarter of fiscal 1998 due to the increase in revenues between quarters. The gross profit margin declined to 24.4% for the second quarter of fiscal 1999 compared to 26.6% for the second quarter of fiscal 1998. The reduction in gross profit margin was principally attributable to the effect of product mix changes, more competitive pricing on base site infrastructure and subscriber accessory products as well as a reduction in the volume associated with our fulfillment services contracts.

Total operating expenses increased by $2.1 million, or 29.6%, to $9.4 million for the second quarter of fiscal 1999 compared to $7.2 million for the second quarter of fiscal 1998. Total operating expenses decreased slightly as a percentage of revenues to 21.6% for the second quarter of fiscal 1999 from 21.8% for the second quarter of fiscal 1998.

Income from operations decreased by $420,900, or 26.2%, to $1.2 million for the second quarter of fiscal 1999 compared to $1.6 million for the second quarter of fiscal 1998. The operating income margin decreased to 2.7% for the second quarter of fiscal 1999 compared to 4.8% for the second quarter of fiscal 1998.

Net interest expense increased by $119,400, or 58.8%, to $322,400 for the second quarter of fiscal 1999 compared to $203,000 for the second quarter of fiscal 1998. This increase is due to increased levels of borrowing under the Company's revolving line of credit to finance working capital requirements.

First Six Months of Fiscal 1999 Compared to First Six Months of Fiscal 1998
 ................................................................................

Revenues increased by $12.3 million, or 18.2%, to $79.6 million for the first six months of fiscal 1999 compared to $67.3 million for the first six months of fiscal 1998. The overall increase was primarily a result of increased unit volume. Revenues increased in each of the Company's major categories, with the largest percentage increase experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 54%, 34% and 12%, respectively, of revenues during the first six months of fiscal 1999. Revenues also increased in each of the major customer classifications, with the largest growth experienced in self-maintained users. Dealers, cellular, PCS and paging carriers and self-maintained users accounted for approximately 39%, 40% and 21%, respectively, of revenues during the first six months of fiscal 1999.

Gross profit increased by $2.2 million, or 12.6%, to $19.8 million for the first six months of fiscal 1999 compared to $17.6 million for the first six of fiscal 1998 due to the increase in revenues. The gross profit margin declined to 24.9% for the first six months of fiscal 1999 compared to 26.1% for the first six months of fiscal 1998. The reduction in gross profit margin was principally attributable to the effect of product mix changes, more competitive pricing on our base site infrastructure and subscriber accessory products, as well as a reduction in the volume associated with our fulfillment services contracts.

Total operating expenses increased by $3.3 million, or 22.3%, to $17.9 million for the first six months of fiscal 1999 compared to $14.6 million for the first six months of fiscal 1998. Total operating expenses increased as a percentage of revenues to 22.5% for the first six months of fiscal 1999 from 21.7% for the first six months of fiscal 1998. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support future revenue and gross profit growth.

Income from operations decreased by $1.1 million, or 35.2%, to $1.9 million for the first six months of fiscal 1999 compared to $3.0 million for the first six months of fiscal 1998. The operating income margin decreased to 2.4% for the first six months of fiscal 1999 compared to 4.4% for the first six months of fiscal 1998.

Net interest expense increased by $148,900, or 36.8%, to $553,100 for the first six months of fiscal 1999 compared to $404,200 for the first six months of fiscal 1998. This increase is due to increased levels of borrowing under the Company's revolving line of credit to finance working capital requirements.

Liquidity and Capital Resources
 ................................................................................

Net cash used in operating activities was $7.1 million for the first six months of fiscal 1999, compared to net cash provided by operating activities of $6.3 million for the first six months of fiscal 1998. This change was primarily the result of significant increases in trade accounts receivable and product inventory, as well as a significant decrease in trade accounts payable. Net cash used in investing activities decreased to $1.6 million for the first six months of fiscal 1999 compared to $2.1 million for the first six months of fiscal 1998, primarily due to decreasing capital expenditures related to the newly opened Global Logistics Center. Net cash provided by financing activities was $4.3 million for the first six months of fiscal 1999 compared to net cash used in financing activities of $546,700 for the first six months of fiscal 1998, primarily a result of the Company's borrowings under its revolving credit facility.

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

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications to existing software and conversions to new software the effects of the Year 2000 issue can be mitigated. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased will be capitalized; all other costs will be expensed as incurred. The cost of the project is not expected to have a material effect on the results of operations.

In addition, the Company is assessing the readiness of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 costs include the estimated costs associated with the impact on the Company of the Year 2000 issue and on the Company's suppliers and customers and are based on currently available information. However, there can be no guarantee that the systems of other companies will be timely converted or that a failure to convert by another company would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company has not used derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

                           Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders at the Company's corporate headquarters on August 14, 1998. At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company's independent public accountants.

         Election of Directors. At the meeting, the shareholders reelected Jerome C. Eppler and Dennis J. Shaughnessy, for three year terms expiring at the Company's 2001 Annual Meeting of Shareholders. The votes cast for Mr. Eppler and Mr. Shaughnessy were as follows:

         Jerome C. Eppler          3,502,144           For
                                      13,145           Against or Withheld
                                           0           Abstentions
                                     901,925           Broker Non-Votes

         Dennis J. Shaughnessy     3,477,365           For
                                      37,924           Against or Withheld
                                           0           Abstentions
                                     901,925           Broker Non-Votes

         Independent Auditors. At the meeting, the shareholders ratified the appointment of Arthur Andersen LLP to serve as the independent public accountants of the Company for the fiscal year ending March 28, 1999. The number of votes for was 3,513,784, the number of votes against or withheld was 705, the number of abstentions was 800, and the number of broker non-votes was 901,925.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

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




                               TESSCO TECHNOLOGIES INCORPORATED




Date:  November 10, 1998        By: /s/Gerald T. Garland
                                    --------------------------------------------
                                    Gerald T. Garland
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)

                                  Exhibit Index

The following exhibits are filed herewith:

11. Statement re: Computation of Per Shares Earnings

27. Financial Data Schedule