Form 10-Q
period 1998-12-27
TESSCO TECHNOLOGIES INC
filed 1999-02-10
CIK 927355

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 27, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the registrant's Common Stock, $ .01 par value, outstanding as of February 8, 1999 was 4,433,577.

================================================================================

                          Part I. Financial Information

Item 1. Financial Statements


TESSCO TECHNOLOGIES INCORPORATED
Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------
                                                                            December 27,       March 29,
                                                                                1998             1998
---------------------------------------------------------------------------------------------------------
                                                                            (unaudited)        (audited)
ASSETS

CURRENT ASSETS:
      Cash and marketable securities                                        $        -        $ 4,459,200
      Trade accounts receivable, net                                         19,067,700        15,757,100
      Product inventory                                                      20,713,600        18,872,100
      Deferred tax asset                                                        523,900           523,900
      Prepaid expenses and other current assets                               1,981,800         1,609,400
---------------------------------------------------------------------------------------------------------
          Total current assets                                               42,287,000        41,221,700

PROPERTY AND EQUIPMENT, net                                                  15,714,900        14,755,200
GOODWILL                                                                      3,704,100         3,950,000
---------------------------------------------------------------------------------------------------------
          Total assets                                                      $61,706,000       $59,926,900
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                                $14,576,900       $16,394,200
      Accrued expenses and other current liabilities                          2,427,300         2,363,400
      Current portion of long-term debt                                         308,700           294,000
---------------------------------------------------------------------------------------------------------
          Total current liabilities                                          17,312,900        19,051,600

DEFERRED TAX LIABILITY                                                           42,400            42,400
REVOLVING LINE OF CREDIT                                                      2,230,200                -
LONG-TERM DEBT, net of current portion                                        7,182,600         7,441,400
---------------------------------------------------------------------------------------------------------
          Total liabilities                                                  26,768,100        26,535,400
---------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock                                                                -                 -
      Common stock                                                               46,900            46,700
      Additional paid-in capital                                             20,439,800        20,241,800
      Treasury stock, at cost                                                (2,999,500)       (2,843,500)
      Retained earnings                                                      17,450,700        15,946,500
---------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                         34,937,900        33,391,500
---------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                        $61,706,000       $59,926,900
---------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Income

------------------------------------------------------------------------------------------------------------------
                                         Fiscal Quarters Ended                         Nine Months Ended
                                    December 27,          December 26,         December 27,           December 26,
                                        1998                  1997                 1998                  1997
------------------------------------------------------------------------------------------------------------------
                                    (unaudited)           (unaudited)          (unaudited)            (unaudited)
Revenues                            $40,661,200           $32,484,300         $120,278,800            $99,819,700
Cost of goods sold                   29,621,500            23,544,000            89,432,600            73,293,600
------------------------------------------------------------------------------------------------------------------

      Gross profit                   11,039,700             8,940,300            30,846,200            26,526,100

Selling, general and
       administrative expenses
                                      9,658,100             7,314,000            27,544,700            21,934,900
------------------------------------------------------------------------------------------------------------------

      Income from operations          1,381,600             1,626,300             3,301,500             4,591,200

Interest expense, net                  (322,100)             (165,000)             (875,200)             (569,200)
------------------------------------------------------------------------------------------------------------------

      Income before provision
            for income taxes          1,059,500             1,461,300             2,426,300             4,022,000


Provision for income taxes              402,600               555,300               922,100             1,532,600
------------------------------------------------------------------------------------------------------------------

      Net income                    $   656,900           $   906,000         $   1,504,200           $ 2,489,400
------------------------------------------------------------------------------------------------------------------


Basic earnings per share            $      0.15           $      0.21         $        0.34           $      0.57
------------------------------------------------------------------------------------------------------------------

Diluted earnings per share          $      0.14           $      0.20         $        0.33           $      0.54
------------------------------------------------------------------------------------------------------------------

Basic weighted average shares
       outstanding                    4,420,100             4,392,800             4,416,400             4,371,000
------------------------------------------------------------------------------------------------------------------

Diluted weighted average
       shares outstanding             4,627,500             4,640,200             4,596,000             4,633,500
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended
                                                                            December 27,      December 26,
                                                                                1998              1997
----------------------------------------------------------------------------------------------------------
                                                                            (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $ 1,504,200       $ 2,489,400
      Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                       1,497,600         1,479,500
          Provision for bad debts                                               283,100            87,500
          Deferred income taxes                                                      -             10,000
      (Increase) decrease in trade accounts receivable                       (3,593,700)        1,991,600
      (Increase) decrease in product inventory                               (1,841,500)        2,326,800
      Increase in prepaid expenses and other current assets                    (372,400)         (331,800)
      (Decrease) increase in trade accounts payable                          (1,817,300)        1,106,900
      Increase in accrued expenses & other current liabilities                   63,900           753,600
----------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                (4,276,100)        9,913,500
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                  (2,211,400)       (4,011,100)
----------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                              (2,211,400)       (4,011,100)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit                                  2,230,200                -
      Repayments of revolving line of credit                                         -           (630,500)
      Payments on long-term debt                                               (244,100)         (163,700)
      Proceeds from exercise of stock options                                    42,200           347,300
      Payment of capital lease obligations                                           -            (80,600)
----------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                 2,028,300          (527,500)
----------------------------------------------------------------------------------------------------------

          Net (decrease) increase in cash and marketable securities          (4,459,200)        5,374,900

CASH AND MARKETABLE SECURITIES, beginning of period                           4,459,200                -
----------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                               $        -        $ 5,374,900
----------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Notes to Consolidated Financial Statements

December 27, 1998
(Unaudited)

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

--------------------------------------------------------------------------------------------------------------------
                                            Fiscal Quarters Ended                         Nine Months Ended
                                      December 27,          December 26,          December 27,          December 26,
                                          1998                  1997                  1998                  1997
--------------------------------------------------------------------------------------------------------------------
Basic weighted average common
     shares outstanding               4,420,100             4,392,800             4,416,400             4,371,000
Effect of dilutive common
     equivalent shares                  207,400               247,400               179,600               262,500
--------------------------------------------------------------------------------------------------------------------
Diluted weighted average
     shares outstanding               4,627,500             4,640,200             4,596,000             4,633,500
--------------------------------------------------------------------------------------------------------------------

Options to purchase 139,500 shares of common stock at a weighted average exercise price of $30.74 per share were outstanding as of December 27, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Note 4.  New Accounting Pronouncements
--------------------------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted as a cumulative catch-up. The Company has not used derivative financial instruments, and management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

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

Under SOP 98-1, training costs, data conversion costs and internal costs incurred for upgrades, enhancements and maintenance should be expensed as incurred. Impairment of capitalized software should be recognized in accordance with the provision of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The SOP is effective for fiscal years beginning after December 15, 1998 and is to be adopted prospectively. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 29, 1998.

Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998
--------------------------------------------------------------------------------

Revenues increased by $8.2 million, or 25.2%, to $40.7 million for the third quarter of fiscal 1999 compared to $32.5 million for the third quarter of fiscal 1998. The overall increase was primarily a result of increased unit volume. Revenues from the Company's base site infrastructure and subscriber accessory products and services increased, while sales of test and maintenance products declined slightly. The largest percentage increase was experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 52%, 37% and 11%, respectively, of revenues during the third quarter of fiscal 1999. Revenues increased from cellular, PCS and paging carriers and self-maintained users. Revenues from dealers decreased from prior year levels. Dealers, cellular, PCS and paging carriers and self-maintained users accounted for approximately 28%, 45% and 27%, respectively, of revenues during the third quarter of fiscal 1999.

Gross profit increased by $2.1 million, or 23.5%, to $11.0 million for the third quarter of fiscal 1999 compared to $8.9 million for the third quarter of fiscal 1998 due to the increase in revenues between quarters. The gross profit margin remained approximately the same at 27.2% for the third quarter of fiscal 1999 compared to 27.5% for the third quarter of fiscal 1998.

Total operating expenses increased by $2.3 million, or 32.0%, to $9.7 million for the third quarter of fiscal 1999 compared to $7.3 million for the third quarter of fiscal 1998. Total operating expenses increased as a percentage of revenues to 23.8% for the third quarter of fiscal 1999 from 22.5% for the third quarter of fiscal 1998. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support future revenue and gross profit growth.

Income from operations decreased by $244,700, or 15.0%, to $1.4 million for the third quarter of fiscal 1999 compared to $1.6 million for the third quarter of fiscal 1998. The operating income margin decreased to 3.4% for the third quarter of fiscal 1999 compared to 5.0% for the third quarter of fiscal 1998.

Net interest expense increased by $157,100, or 95.2%, to $322,100 for the third quarter of fiscal 1999 compared to $165,000 for the third quarter of fiscal 1998. This increase is due to increased levels of borrowing under the Company's revolving line of credit to finance working capital requirements.

First Nine Months of Fiscal 1999 Compared to First Nine Months of Fiscal 1998
--------------------------------------------------------------------------------

Revenues increased by $20.5 million, or 20.5%, to $120.3 million for the first nine months of fiscal 1999 compared to $99.8 million for the first nine months of fiscal 1998. The overall increase was primarily a result of increased unit volume. Revenues increased in each of the Company's major categories, with the largest percentage increase experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 54%, 34% and 12%, respectively, of revenues during the first nine months of fiscal 1999. Revenues also increased in each of the major customer classifications, with the largest percentage growth experienced in self-maintained users. Dealers, cellular, PCS and paging carriers and self-maintained users accounted for approximately 38%, 41% and 21%, respectively, of revenues during the first nine months of fiscal 1999.

Gross profit increased by $4.3 million, or 16.3%, to $30.8 million for the first nine months of fiscal 1999 compared to $26.5 million for the first nine months of fiscal 1998 due to the increase in revenues. The gross profit margin declined to 25.6% for the first nine months of fiscal 1999 compared to 26.6% for the first nine months of fiscal 1998. The reduction in gross profit margin was principally attributable to the effect of more competitive pricing on base site infrastructure and subscriber accessory products and product mix changes.

Total operating expenses increased by $5.6 million, or 25.6%, to $27.5 million for the first nine months of fiscal 1999 compared to $21.9 million for the first nine months of fiscal 1998. Total operating expenses increased as a percentage of revenues to 22.9% for the first nine months of fiscal 1999 from 22.0% for the first nine months of fiscal 1998. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support future revenue and gross profit growth.

Income from operations decreased by $1.3 million, or 28.1%, to $3.3 million for the first nine months of fiscal 1999 compared to $4.6 million for the first nine months of fiscal 1998. The operating income margin decreased to 2.7% for the first nine months of fiscal 1999 compared to 4.6% for the first nine months of fiscal 1998.

Net interest expense increased by $306,000, or 53.8%, to $875,200 for the first nine months of fiscal 1999 compared to $569,200 for the first nine months of fiscal 1998. This increase is due to increased levels of borrowing under the Company's revolving line of credit to finance working capital requirements.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash used in operating activities was $4.3 million for the first nine months of fiscal 1999, compared to net cash provided by operating activities of $9.9 million for the first nine months of fiscal 1998. This change was primarily the result of significant increases in trade accounts receivable and product inventory to support increased sales activity, as well as a significant decrease in trade accounts payable. Net cash used in investing activities decreased to $2.2 million for the first nine months of fiscal 1999 compared to $4.0 million for the first nine months of fiscal 1998, primarily due to a reduction in capital expenditures attributable to the newly opened Global Logistics Center. Net cash provided by financing activities was $2.0 million for the first nine months of fiscal 1999 compared to net cash used in financing activities of $527,500 for the first nine months of fiscal 1998, primarily a result of the Company's borrowings under its revolving credit facility.

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

Based on its assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with modifications to existing software and conversions to new software, the effects of the Year 2000 issue will be mitigated and that such efforts are well underway. The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased will be capitalized; all other costs will be expensed as incurred. The cost of the project is not expected to have a material effect on the results of operations.

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

Forward-Looking Statements
--------------------------------------------------------------------------------

This report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. The Company's future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include, but are not limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; the possibility that unforeseen events could impair the Company's ability to provide prompt and efficient service to its customers; the possibility of unforeseen delays in entering into or performing under anticipated contracts or in otherwise realizing anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technology and inventory obsolescence. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

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




                                TESSCO TECHNOLOGIES INCORPORATED





Date:  February 8, 1999         By:  /s/ Gerald T. Garland
                                    -------------------------------------------
                                    Gerald T. Garland
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith:

11.  Statement re: Computation of Per Share Earnings

27.  Financial Data Schedule -- FDS