Form 10-K405
period 1999-03-28
TESSCO TECHNOLOGIES INC
filed 1999-06-25
CIK 927355

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 28, 1999

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

                                    Delaware
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   52-0729657
                        ---------------------------------
                        (IRS Employer Identification No.)

   11126 McCormick Road, Hunt Valley, Maryland                 21031
   -------------------------------------------                --------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code:         (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the Nasdaq Stock Market as of June 18, 1999 was $74,336,315. The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of June 18, 1999 was 4,436,211.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders to be held August 13, 1999, are incorporated by reference into Part III.
===============================================================================

CONTENTS

Part I
-------------------------------------------------------------------------------------------------------------------

Item 1          Business
                General
                Products and Services
                Customers
                Method of Operation
                Employees
                Competition
                Trademarks and Trade Names
Item 2          Properties
Item 3          Legal Proceedings
Item 4          Submission of Matters to a Vote of Security Holders
Item 4A         Executive Officers of the Company

Part II
-------------------------------------------------------------------------------------------------------------------

Item 5          Market for Registrant's Common Equity and Related Shareholder Matters
Item 6          Selected Financial Data
                Quarterly Results of Operations
Item 7          Management's Discussion and Analysis of Financial Condition
                and Results of Operations
Item 7A         Quantitative and Qualitative Disclosures about Market Risk
Item 8          Consolidated Financial Statements and Supplementary Data
                Consolidated Balance Sheets
                Consolidated Statements of Income
                Consolidated Statements of Changes in Shareholders' Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
                Management's Responsibility for Financial Statements
                Report of Independent Public Accountants
Item 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
-------------------------------------------------------------------------------------------------------------------

Item 10         Directors and Executive Officers of the Registrant
Item 11         Executive Compensation
Item 12         Security Ownership of Certain Beneficial Owners and Management
Item 13         Certain Relationships and Related Transactions

Part IV
-------------------------------------------------------------------------------------------------------------------

Item 14         Exhibits, Financial Statement Schedules and Reports on Form 8-K
                Schedule II:  Valuation and Qualifying Accounts
                Signatures

Part I

Item 1:  Business

General
--------------------------------------------------------------------------------
TESSCO Technologies Incorporated ("TESSCO" or the "Company") is a leading provider of products and value-added services to the wireless communications industry. The Company currently serves more than 7,000 business customers and 12,000 consumers per month in the cellular telephone, Personal Communications Services (PCS), paging and mobile radio-dispatch markets, including a diversified mix of cellular, PCS and paging carriers, dealers, self-maintained users and consumers. Its product selection, which consists of over 18,000 items from 275 manufacturers, is used to build, operate or maintain wireless systems. These products are presented through the TESSCO Buyer's Guide, a one-of-a-kind industry resource, and TESSCO.com, the internet-based product knowledge and transaction system, and made available for express delivery throughout the world.

TESSCO's operations are centralized in the Global Logistics Center, the Company's ISO 9002 registered headquarters in Hunt Valley, Maryland. The customer relations and product support center provides sales, account management and technical support services 24 hours a day, seven days a week. The high-capacity fulfillment center is designed to configure orders for complete, on-time delivery. TESSCO's distribution node in Reno, Nevada facilitates the prompt delivery of freight-intensive products to the western part of the United States. All customer, product and fulfillment activities are directed by an integrated enterprise technology platform providing timely knowledge and product delivery and efficient and effective sales, service and transactions.

Products and Services
--------------------------------------------------------------------------------
TESSCO identifies, selects, catalogs, markets and sells products and services required to build, operate or maintain a wireless system. The Company principally offers competitively priced, manufacturer brand name products, ranging from simple hardware items to sophisticated spectrum analyzers, with prices ranging from less than $1 to over $80,000 and gross profit margins ranging from less than 5% to over 60%. During fiscal 1999, the Company offered over 18,000 stock keeping units (SKUs), broadly classified as base site infrastructure, subscriber accessory, and test and maintenance, which accounted for approximately 52%, 36% and 12% of revenues during fiscal 1999, respectively.

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

Subscriber accessory products are those products used with mobile and portable devices, such as cellular telephones, pagers and two-way radios. Products include replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Customized order fulfillment services and affinity marketing programs complement the Company's primary product offering.

Test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency, voltage and power measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

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

As of March 28, 1999, the Company was offering products purchased from over 275 manufacturers. Although a substantial portion of the Company's purchases are concentrated with a small number of vendors (approximately 46% of TESSCO's fiscal 1999 revenues were generated by the sale of products purchased from its top ten vendors, with products purchased from its largest vendor generating approximately 14%), the Company believes that alternative sources of supply are available for virtually every product type it carries.

Customers
--------------------------------------------------------------------------------
TESSCO's customer base consists of cellular, PCS and paging carriers, dealers, self-maintained users, and consumers, which accounted for approximately 36%, 36%, 20% and 8% of fiscal 1999 revenues, respectively. All of these customers, excluding consumers, share the characteristic that they are service organizations that design, install, operate, repair or sell some type of wireless communications system.

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

Consumers having cellular or PCS phones place orders for accessories via telephone and the internet through TESSCO's affinity marketing programs. Under these programs, the Company collaborates with its affinity marketing clients, who include OEMs, wireless carriers and dealers, to market to their customers under their brands. TESSCO acts as the merchant on behalf of the affinity marketing client, interfacing with the customer, accepting the order, shipping from TESSCO's inventory and collecting payment. TESSCO's affinity marketing programs create a high level of customer service and supplementary income for the client through revenue share payments.

No one customer accounted for more than 6% of TESSCO's revenues during fiscal 1999. TESSCO's ten largest customers accounted for approximately 18% of its revenues during fiscal 1999.

Method of Operation
--------------------------------------------------------------------------------
TESSCO's mission is to be the industry's Vital Link delivery system for a Total Source of product intelligence, the broadest and deepest choice of products, and world-class service. TESSCO strives to optimize the service, logistics and fulfillment operations, and lower the total procurement costs of its customers, while increasing sales and lowering the product and brand development, sales and distribution costs of its manufacturers.

TESSCO believes that it has developed a highly integrated, technologically advanced and efficient method of operation based on these key tenets:

o understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;
o allowing customers to make the best decisions by delivering product intelligence, not just information, through TESSCO's knowledge tools;
o responding to what TESSCO refers to as "the moments of truth" by providing sales, service and technical support 24 hours a day, seven days a week, 365 days a year;
o providing customers what they need, when and where they need it by delivering Total Source product and service solutions;
o helping customers enhance their operations by providing real-time status tracking and performance measurement.

The TESSCO organization is a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consists of these integrated units:

Market Units: To meet the needs of a dynamic marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are decentralized into four primary units: system operators (i.e., carrier, tower and build-to-suit contractors), self-maintained users, resellers (i.e., dealers, value-added resellers, and retail and mass merchants), and consumer and fulfillment services (e.g., affinity programs). This organization allows customized product offerings and selling-value propositions to be developed for particular markets and the building of closer, long-term customer relationships.

TESSCO attempts to understand and anticipate customers' needs and build solutions by cultivating lasting relationships. The Company's proprietary customer data base contains detailed information on over 40,000 existing and potential customers, including the names of key personnel, past contacts, and inquiry, buying and credit histories. This extensive customer data base enables the Company to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to direct-marketing materials, advertisements in trade journals and industry trade shows. Customer relationship representatives follow up on these customer inquiries through distribution of the Company's information materials, phone contact and field visits. The information technology system tracks a potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, the Company carefully analyzes purchasing patterns and identifies opportunities to encourage customers to make more frequent purchases of a broader array of products. TESSCO believes that it is able to develop efficient and effective marketing programs to expand its customer base and increase sales to its existing customers, while at the same time limiting increases in sales and marketing expenses. Scheduled calls are made to each regularly purchasing customer for the purpose of information dissemination, order generation, data base maintenance and the overall enhancement of the business supply relationship.

Brand and Product Development: TESSCO actively monitors advances in technologies and industry trends, both through market research and continual customer interaction, and continues to add to its product offerings as new wireless communications products and technologies are developed.

In addition to determining the fundamental product offering, the Company's product development teams provide the technical foundation for both customers and TESSCO personnel. The product data base is continually updated to add technical information in response to vendor specification changes and customer inquiries. The data base contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products, and purchase and sales histories. Most of the information is available on a real-time basis to all TESSCO personnel for product development, procurement, technical support, cataloging and marketing.

The Company utilizes its product data base to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to view TESSCO as an important source of their product requirements by providing useful and timely product and service information. These knowledge tools include Buyer's Guides distributed semiannually to over 50,000 current and prospective buyers in 125 different countries, Your Total Source Bulletins, which are designed to supplement the overall marketing impact of the Buyer's Guides, The Wireless Journal, which is designed to introduce the reader to TESSCO's capabilities and product offerings and contains information on significant industry trends and product reviews, and TESSCO.com.

TESSCO.com, the Company's web site, features a dynamic internet version of the Company's printed Buyer's Guide and a unique business-to-business transaction system, enabling customers to conduct product searches and to place customized orders for complete, on-time delivery. Its features include:

o    an electronic version of the Company's printed Buyer's Guide;
o in-depth product knowledge, including illustrations, detailed specifications and application information;
o real-time product availability for 18,000 SKUs from 275 manufacturers of base site infrastructure products, wireless handset and two-way radio accessories as well as test equipment and maintenance supplies;
o customer-specific pricing, based on TESSCO's tiered pricing structure which is tied to a customer's purchases;
o    easy ordering capabilities;
o order confirmation specifying the contents, delivery date, tracking number and total cost of an order.

While allowing customers to make the best decisions by delivering product intelligence, not just information, through its knowledge tools, TESSCO provides its manufacturers the opportunity to develop their brands and to promote their products to a broad and diverse customer base.

Product and Inventory Management: TESSCO's product management and purchasing system aims to provide customers with a Total Source of broad and deep product availability, while maximizing TESSCO's return on its inventory investment.

The Company uses its information technology system to monitor and manage its inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As of March 28, 1999 and March 29, 1998, the Company had an immaterial level of backlog orders, all of which are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 28, 1999 and March 29, 1998, inventory write-offs were 0.5% and 0.3% of total purchases, respectively. Generally, the Company has been able to return slow-moving inventory to its vendors.

Customer Support and Order Entry: The customer support teams are responsible for responding to what TESSCO refers to as "the moments of truth" by providing sales and customer support services by means of an effective and efficient transaction system. TESSCO also continually monitors its customer service levels through report cards included with each product shipment, customer surveys and regular interaction with customers. By combining its broad product offerings with a commitment to superior customer service, TESSCO seeks to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products while also reducing the customer's need to maintain higher inventory levels.

The Company's information technology system provides detailed account information on every customer, including recent inquiries, buying and credit histories, separate buying locations within a customer and contact diaries for key personnel, as well as access to technical, product availability and pricing information. The information technology system increases sales productivity by enabling any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

TESSCO believes that its commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables it to maximize sales, customer satisfaction and retention. The average number of business customers per month has increased from 7,027 in fiscal 1998 to 7,489 in fiscal 1999. Over 12,200 end consumers are being served per month in fiscal 1999 as compared to 3,700 in fiscal 1998, as the Company has continued to expand its affinity marketing programs.

Fulfillment and Distribution: Orders are received at the Company's centralized customer support center. While entering orders, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials handling system, which is integrated with the information technology system, utilizes bar coded labels which are applied to every product, allowing distribution center personnel to utilize radio-frequency scanners to locate products, fill orders and update inventory. The centralized distribution center also allows the Company to improve inventory control, minimize multiple product shipments to complete an order, limit inventory duplication and reduce the overhead associated with its distribution functions. Orders can be delivered by a variety of freight lines and carriers as specified by the customer. Delivery charges are calculated on the basis of the weight of the products delivered, not distance to the customer. TESSCO believes that this approach - combined with its Performance and Delivery Guarantee, which emphasizes not merely prompt shipment but on-time delivery - enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make TESSCO their Total Source supplier.

Information Technology: Critical to the success of the Company's operations is its information technology system. TESSCO has made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal communications. The information technology system includes highly developed customer and product data bases and is integrated with the Company's centralized distribution center. The information contained in the system is available on a real-time basis to all TESSCO employees and is utilized in every area of the Company's operations.

TESSCO is migrating its system to Oracle data base information technology, thereby augmenting its proprietary enterprise system. In so doing, TESSCO hopes to achieve system scalability while providing its customers and manufacturers with enhanced knowledge delivery.

The Company has developed TESSCO.com, an advanced internet-based product knowledge and transaction system that enables customers to find and compare products; build and view worksheets; confirm the price and availability of their product choices; and execute orders for complete, on-time delivery. The web site is integrated into the Company's order entry and fulfillment system.

Employees
--------------------------------------------------------------------------------
As of March 28, 1999, the Company had 349 full-time equivalent employees. Of the Company's full-time equivalent employees, 189 were engaged in customer and vendor service, marketing and product management, 119 were engaged in fulfillment and distribution operations, and 41 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

Competition
--------------------------------------------------------------------------------
The emerging wireless communications distribution industry is fragmented and is comprised of several national distributors, such as Hutton Communications, Cellstar and Brightpoint, and numerous regional distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the subscriber accessory market, and the risk of new competitors entering the market is high. The Company believes, however, that its strength in service, the breadth and depth of its product offering, its information technology system, and its large customer base and purchasing relationships with more than 275 manufacturers provide it with a significant competitive advantage over new entrants to the market. Certain of the Company's current competitors, particularly certain manufacturers, have substantially greater capital resources, sales and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

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

Trademarks and Trade Names
--------------------------------------------------------------------------------
The Company maintains a number of registered trademarks and trade names in connection with its business activities, including "TESSCO(R)," "Your Total Source(R)," "The Wireless Journal(R)," "Wireless Solutions(R)," "Cartwright Communications," "TESSCO Service Solutions," "National Airtime," "The Vital Link for the Wireless Communications Industry," "TESSCO Magic," "Your Procurement Wizard," "Wireless Rent," "Tech Net," and "Power Tower." The Company's general policy is to file for trademark and service mark protection for each of its trademarks and trade names and to enforce its rights against any infringement.

Item 2:  Properties

The Company's corporate headquarters and centralized distribution center, its Global Logistics Center, are located in a Company owned 184,000-square-foot facility located north of Baltimore in Hunt Valley, Maryland. Certain long-term debt is secured by the property, as described in Note 4 to the Consolidated Financial Statements. West coast sales and fulfillment is facilitated by its leased distribution center in Reno, Nevada.

Item 3:  Legal Proceedings

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 4A: Executive Officers of the Company

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company is as follows:


-------------------------------------------------------------------------------------------------------------------
Name                        Age     Position
-------------------------------------------------------------------------------------------------------------------

Robert B. Barnhill, Jr.     55      Chairman, President    Robert B. Barnhill, Jr. is Chairman, President and
                                    and Chief Executive    Chief Executive Officer and founded the business in
                                    Officer                1982.
-------------------------------------------------------------------------------------------------------------------
Gerald T. Garland           48      Treasurer, Vice        Gerald T. Garland joined the Company in September 1993
                                    President and Chief    and currently serves as Treasurer, Vice President and
                                    Financial Officer      Chief Financial Officer.  Previously, he was a Senior
                                                           Vice President and Division Head in the Commercial
-------------------------------------------------------------------------------------------------------------------
Richard A. Guipe            49      Vice President and     Finance Division of NationsBank Richard A. Guipe joined
                                    Unit Director          the Company in June 1996 and currently serves as Vice
                                                           President and Director of the Wireless Network Provider
                                                           and Self-Maintained User Market Units. Previously, he was
                                                           Vice President and General Manager for the Heliax
                                                           Products Division of Andrew Corporation and held various
                                                           senior management positions with Belden Wire and Cable.
-------------------------------------------------------------------------------------------------------------------
Brian K. Hedlund            34      Vice President and     Brian K. Hedlund joined the Company in July 1997 and
                                    Unit Director          currently serves as Vice President and Director of the
                                                           TESSCO Service Solutions Unit. Previously, he was
                                                           Director of Materials Management for APC Sprint Spectrum.
-------------------------------------------------------------------------------------------------------------------
Elias J. Kabeche            36      Vice President and     Elias J. Kabeche joined the Company in June 1997 and Uni
                                    Unit Director          Director currently serves as Vice President and Director
                                                           of the International Market Unit. Previously, he was
                                                           Director of Sales and Markets at Larsen Electronics and
                                                           Director of Accessories for Andrew Wireless.
-------------------------------------------------------------------------------------------------------------------
Steven E. Lehukey           41      Vice President and     Steven E. Lehukey joined the Company in March 1994 and
                                    Unit Director          currently serves as Vice President and Director of the
                                                           Sales Support Unit. Previously, he was a Vice President
                                                           in the Commercial Finance Division of Maryland National
                                                           Bank.
-------------------------------------------------------------------------------------------------------------------
Sara C. Noon                37      Vice President and     Sara C. Noon joined the Company in April 1997 and
                                    Unit Director          currently serves as Vice President and Director of the
                                                           Retail and Mass Market Unit. Previously, she was in Brand
                                                           Management for Consumer Packaged Goods at Proctor and
                                                           Gamble.
-------------------------------------------------------------------------------------------------------------------
Mary Lynn Schwartz          43      Vice President and     Mary Lynn Schwartz rejoined the Company in November 1997
                                    Chief Administrative   and currently serves as Vice President and Chief
                                    Officer                Administrative Officer. Between 1992 and 1997, she owned
                                                           and managed a local public accounting and management
                                                           consulting practice. She previously served as the
                                                           Company's Chief Financial Officer from 1988 to 1992.
-------------------------------------------------------------------------------------------------------------------
Jeffrey Shockey             38      Vice President and     Jeffrey Shockey joined the Company in April 1998 and
                                    Unit Director          currently serves as Vice President and Director of the
                                                           Product and Inventory Management Unit. Previously, he was
                                                           Purchasing Manager for APC Sprint Spectrum and Director
                                                           of Operations for Mobile Telesystems, a subsidiary of
                                                           Comstat.
-------------------------------------------------------------------------------------------------------------------
Randolph S. Wilgis          35      Vice President and     Randolph S. Wilgis joined the Company in June 1991 and
                                    Unit Director          currently serves as Vice President and Director of the
                                                           Dealer and Value-Added Reseller Market Unit. Previously,
                                                           he served as a project manager for the Whiting Turner
                                                           Company.
-------------------------------------------------------------------------------------------------------------------

Part II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock has been publicly traded on the Nasdaq Stock Market since September 28, 1994 under the symbol "TESS." The quarterly range of prices per share during fiscal years 1998 and 1999 are as follows:

--------------------------------------------------------------------------------
                             High                      Low
--------------------------------------------------------------------------------
Fiscal 1998
First Quarter                23 1/4                   15
Second Quarter               32                       21 1/2
Third Quarter                28 3/8                   18
Fourth Quarter               19 3/4                   16 15/16
--------------------------------------------------------------------------------
Fiscal 1999
First Quarter                21 1/4                   17 3/8
Second Quarter               21 1/8                   18 1/4
Third Quarter                24 3/4                   20
Fourth Quarter               22 3/4                   21 1/8
--------------------------------------------------------------------------------

As of June 18, 1999, the number of shareholders of record of the Company was 51. The Company estimates that the number of beneficial owners as of that date was 2,600.

The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.


Item 6:  Selected Financial Data

-----------------------------------------------------------------------------------------------------------------------------------
Fiscal Years Ended                             March 28, 1999   March 29, 1998   March 28, 1997    March 29, 1996   March 31, 1995
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
Revenues                                      $   160,582,200   $   131,658,200  $   147,086,000   $    92,290,100  $    74,517,600
Cost of goods sold                                118,535,300        95,858,800      109,817,800        68,974,400       57,828,800
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                       42,046,900        35,799,400       37,268,200        23,315,700       16,688,800
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses       36,793,500        29,662,200       29,183,200        17,126,700       12,500,200
Asset impairment and restructuring charge             831,000                -           310,200                -                -
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                              4,422,400         6,137,200        7,774,800         6,189,000        4,188,600
Interest income (expense), net                     (1,240,800)         (712,600)        (982,100)          179,000         (157,100)
-----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes            3,181,600         5,424,600        6,792,700         6,368,000        4,031,500
Provision for income taxes                          1,209,200         2,049,000        2,614,800         2,327,000        1,558,600
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                    $     1,972,400   $     3,375,600  $     4,177,900   $     4,041,000  $     2,472,900
-----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                    $          0.43   $          0.73  $          0.89   $          0.89  $          0.64
Diluted weighted average shares outstanding         4,600,100         4,610,300        4,703,800         4,555,200        3,834,000
-----------------------------------------------------------------------------------------------------------------------------------

PERCENTAGE OF REVENUES
Revenues                                                100.0             100.0            100.0             100.0            100.0
Cost of goods sold                                       73.8              72.8             74.7              74.7             77.6
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                             26.2              27.2             25.3              25.3             22.4
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses             22.9              22.5             19.8              18.6             16.8
Asset impairment and restructuring charge                 0.5               -                0.2               -                -
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                    2.8               4.7              5.3               6.7              5.6
Interest income (expense), net                           (0.8)             (0.5)            (0.7)              0.2             (0.2)
-----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                  2.0               4.1              4.6               6.9              5.4
Provision for income taxes                                0.8               1.6              1.8               2.5              2.1
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                1.2               2.5              2.8               4.4              3.3
-----------------------------------------------------------------------------------------------------------------------------------

SELECTED OPERATING DATA
Average commercial buyers per month                     7,489             7,027            6,181             4,569            3,898
Average consumer buyers per month                      12,201             3,700            1,679                -                -
Total orders shipped                                  426,494           302,028          255,392           176,412          141,950
Revenues per employee                         $       462,100   $       454,000  $       584,000   $       576,000  $       583,000
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Working capital                                    23,050,700        22,270,100       21,331,300        17,389,800       18,055,400
Total assets                                       63,062,400        59,926,900       50,915,300        36,527,900       28,176,000
Short-term debt                                     4,690,200           294,000          416,900           126,400          120,600
Long-term debt                                      7,128,700         7,441,400        7,637,900            85,000          199,300
Shareholders' equity                               35,456,700        33,391,500       29,371,600        24,544,100       20,168,400
-----------------------------------------------------------------------------------------------------------------------------------


Quarterly Results of Operations

                                    Fiscal 1999 Quarters Ended                                   Fiscal 1998 Quarters Ended
----------------------------------------------------------------------------------------------------------------------------------
                     March 28,     Dec. 27,     Sept. 27,      June 28,      March 29,      Dec. 28,      Sept. 28,       June 29,
                       1999          1998         1998           1998          1998           1997          1997           1997
----------------------------------------------------------------------------------------------------------------------------------
Revenues             $ 40,303,400 $ 40,661,200 $ 43,317,800  $  36,299,800 $  31,838,600 $  32,484,300 $  33,212,000 $  34,123,400
Cost of goods sold     29,102,700   29,621,500   32,767,200     27,043,900    22,565,200    23,544,000    24,380,100    25,369,500
----------------------------------------------------------------------------------------------------------------------------------
Gross profit           11,200,700   11,039,700   10,550,600      9,255,900     9,273,400     8,940,300     8,831,900     8,753,900
----------------------------------------------------------------------------------------------------------------------------------
Selling, general
 and administrative
 expenses               9,248,800    9,658,100    9,364,000      8,522,600     7,727,300     7,314,100     7,224,400     7,396,500
Asset impairment
 and restructuring
 charge                   831,000           -            -              -             -             -             -             -
----------------------------------------------------------------------------------------------------------------------------------
Total operating
 expenses              10,079,800    9,658,100    9,364,000      8,522,600     7,727,300     7,314,100     7,224,400     7,396,500
----------------------------------------------------------------------------------------------------------------------------------
Income from
 operations             1,120,900    1,381,600    1,186,600        733,300     1,546,100     1,626,200     1,607,500     1,357,400
Interest expense,
 net                     (365,600)    (322,100)    (322,400)      (230,700)     (143,900)     (164,900)     (202,700)     (201,200)
----------------------------------------------------------------------------------------------------------------------------------
Income before
 provision for
 income taxes             755,300    1,059,500      864,200        502,600     1,402,200     1,461,300     1,404,800     1,156,200
Provision for
 income taxes             287,100      402,600      328,400        191,100       516,300       555,300       533,800       443,500
----------------------------------------------------------------------------------------------------------------------------------
Net income           $    468,200 $    656,900 $    535,800  $     311,500 $     885,900 $     906,000 $     871,000 $     712,700
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings
 per share           $       0.10 $       0.14 $       0.12  $        0.07 $        0.20 $        0.20 $        0.19 $        0.16
----------------------------------------------------------------------------------------------------------------------------------


Percentage of Revenues


Revenues                    100.0        100.0        100.0          100.0         100.0         100.0         100.0         100.0
Cost of goods sold           72.2         72.8         75.6           74.5          70.9          72.5          73.4          74.3
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                 27.8         27.2         24.4           25.5          29.1          27.5          26.6          25.7
----------------------------------------------------------------------------------------------------------------------------------
Selling, general
 and administrative
 expenses                    22.9         23.8         21.6           23.5          24.3          22.5          21.8          21.7
Asset impairment
 and restructuring
 charge                       2.1           -            -              -             -             -             -             -
----------------------------------------------------------------------------------------------------------------------------------
Total operating
 expenses                    25.0         23.8         21.6           23.5          24.3          22.5          21.8          21.7
----------------------------------------------------------------------------------------------------------------------------------
Income from
 operations                   2.8          3.4          2.7            2.0           4.9           5.0           4.8           4.0
Interest expense,
 net                         (0.9)        (0.8)        (0.7)          (0.6)         (0.5)         (0.5)         (0.6)         (0.6)
----------------------------------------------------------------------------------------------------------------------------------
Income before
 provision for
 income taxes                 1.9          2.6          2.0            1.4           4.4           4.5           4.2           3.4
Provision for
 income taxes                 0.7          1.0          0.8            0.5           1.6           1.7           1.6           1.3
----------------------------------------------------------------------------------------------------------------------------------
Net income                    1.2          1.6          1.2            0.9           2.8           2.8           2.6           2.1
----------------------------------------------------------------------------------------------------------------------------------


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 1999 Compared to Fiscal 1998
-------------------------------------------------------------------------------

Revenues increased by $28.9 million, or 22%, to $160.6 million in fiscal 1999 compared to $131.7 million in fiscal 1998. The overall increase was primarily a result of increased unit volume. Revenues from the Company's base site infrastructure and subscriber accessory products and services increased, while sales of test and maintenance products and services remained relatively flat. The largest percentage increase was experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 52%, 36% and 12%, respectively, of fiscal 1999 revenues. Revenues increased in each of the major customer classifications, with the largest percentage growth experienced in consumers. Cellular, PCS and paging carriers, dealers, self-maintained users, and consumers accounted for approximately 36%, 36%, 20% and 8%, respectively, of fiscal 1999 revenues.

Gross profit increased by $6.2 million, or 18%, to $42.0 million in fiscal 1999 compared to $35.8 million in fiscal 1998. The gross profit margin declined to 26.2% in fiscal 1999 from 27.2% in fiscal 1998. The reduction in gross profit margin was principally attributable to the effect of more competitive pricing on base site infrastructure and subscriber accessory products and product mix changes.

Total operating expenses increased to $37.6 million for fiscal 1999, compared to $29.7 million in fiscal 1998. Fiscal 1999 operating expenses include a nonrecurring asset impairment and restructuring charge of $831,000 taken as a result of the Company's decision to reorganize its sales and marketing activities including the closure of two sales offices. Total operating expenses excluding the effects of the nonrecurring asset impairment and restructuring charge increased as a percentage of revenues to 22.9% from 22.5% in fiscal 1998. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support future revenue and gross profit growth.

Income from operations decreased by $1.7 million, or 28%, to $4.4 million in fiscal 1999 compared to $6.1 million in fiscal 1998, and as a percentage of revenues decreased to 2.8% in fiscal 1999 from 4.7% in fiscal 1998.

Net interest expense increased by $528,200, or 74%, to $1.2 million in fiscal 1999 compared to $712,600 in fiscal 1998. This increase is due to increased levels of borrowing under the Company's revolving credit facility to finance working capital requirements.

The provision for income taxes decreased by $839,800, or 41%, to $1.2 million in fiscal 1999 compared to $2.0 million in fiscal 1998. The effective tax rate in fiscal 1999 was 38.0% compared to 37.8% in fiscal 1998.

Diluted earnings per share was $0.43 for fiscal 1999, compared to $0.73 for fiscal 1998. Excluding the effects of the non-recurring asset impairment and restructuring charge, diluted earnings per share was $0.54 for fiscal 1999.

Fiscal 1998 Compared to Fiscal 1997
-------------------------------------------------------------------------------

Revenues decreased by $15.4 million, or 11%, to $131.7 million in fiscal 1998 compared to $147.1 million in fiscal 1997. Most of the overall decrease was a result of restructuring a fulfillment contract in February 1997 and the need to transition approximately 28% of business associated with a major cable vendor. Revenues from the Company's base site infrastructure and subscriber accessory products and services decreased, while sales of test and maintenance products and services remained flat. The largest percentage decrease was experienced in the sale of subscriber accessory products and services due to a contractual restructuring associated with one of the Company's phone fulfillment programs. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 53%, 33% and 14%, respectively, of fiscal 1998 revenues. Revenues decreased from both cellular, PCS and paging carriers and dealers. Self-maintained users maintained fiscal 1997 levels. Cellular, PCS and paging carriers, dealers, self-maintained users, and consumers accounted for approximately 32%, 43%, 20% and 5%, respectively, of fiscal 1998 revenues.

Gross profit decreased by $1.5 million, or 4%, to $35.8 million in fiscal 1998 compared to $37.3 million in fiscal 1997 due to a reduction in revenues between years. The gross profit margin improved to 27.2% in fiscal 1998 from 25.3% in fiscal 1997, primarily due to positive product mix changes principally in the base site infrastructure and subscriber accessory areas of the business.

Total operating expenses remained relatively flat for fiscal 1998 at $29.7 million, compared to $29.5 million in fiscal 1997. An increase in expenses attributable to the continued investment in compensation and marketing expenses and to increased facilities costs related to the new Global Logistics Center was offset to some extent by the restructuring charge taken in fiscal 1997. Total operating expenses increased as a percentage of revenues to 22.5% in fiscal 1998 from 20.1% in fiscal 1997, primarily as a result of the reduced revenue base.

Income from operations decreased by $1.6 million, or 21%, to $6.1 million in fiscal 1998 compared to $7.8 million in fiscal 1997, and as a percentage of revenues decreased to 4.7% in fiscal 1998 from 5.3% in fiscal 1997.

Net interest expense decreased by $269,500, or 27%, to $712,600 in fiscal 1998 compared to $982,100 in fiscal 1997. This decrease was due to reduced debt levels from positive cash flow and lower interest rates during fiscal 1998.

The provision for income taxes decreased by $565,800, or 22%, to $2.0 million in fiscal 1998 compared to $2.6 million in fiscal 1997. The effective tax rate in fiscal 1998 was 37.8% compared to 38.5% in fiscal 1997.

Liquidity and Capital Resources
-------------------------------------------------------------------------------

As of March 28, 1999, cash and marketable securities totaled $97,700. Working capital increased to $23.1 million as of March 28, 1999, from $22.3 million as of March 29, 1998. Shareholders' equity increased to $35.5 million as of March 28, 1999, from $33.4 million as of March 29, 1998.

The Company used approximately $5.5 million of net cash for operating activities in fiscal 1999, and generated $9.9 million in fiscal 1998 and $3.0 million in fiscal 1997. The significant decrease in operating cash flow was primarily a result of an increase in trade accounts receivable and product inventory to support increased sales activity, as well as a considerable decrease in trade accounts payable.

Capital expenditures totaled $3.0 million in fiscal 1999, primarily related to investments in information technology, compared to $5.0 million in fiscal 1998 and $5.7 million in fiscal 1997, as the Company completed construction on the Global Logistics Center. In fiscal 1997, the Company used $6.7 million to acquire the Cartwright Communications Company.

The Company generated $4.1 million of net cash from financing activities in fiscal 1999, used $471,100 in fiscal 1998 and generated $9.0 million in fiscal 1997. In fiscal 1999, the Company increased borrowings under its revolving credit facility to support increased inventory levels. In fiscal 1997, the Company took on additional borrowings to fund the acquisition of Cartwright Communications Company and the Global Logistics Center.

The Company has a revolving credit facility with a bank which provides for a maximum borrowing capacity of $15.0 million through September 30, 1999. This agreement contains certain conditions, covenants and representations with which the Company was in compliance as of March 28, 1999. As of March 28, 1999, the Company had $4.4 million in outstanding borrowings under this facility.

Outlook
-------------------------------------------------------------------------------

During fiscal 1999, the Company made necessary investments in information technology, staffing and marketing initiatives focused on enhancing long-term growth. The Company expects these investments to continue to build a strong foundation to support the Company's planned growth initiatives. The Company expects the fiscal 1999 reorganization of its sales and marketing activities will result in enhanced operating leverage while continuing to support future revenue growth. The Company continues to aggressively expand its product and service offerings, as well as marketing and sales initiatives, in an attempt to accelerate its revenue growth.

Year 2000 Issue
-------------------------------------------------------------------------------

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

Based on its assessment, the Company is in the process of modifying or replacing significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company currently believes that with these modifications to existing software and conversions to new software, the effects of the Year 2000 issue will be mitigated. The Company is utilizing both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software and hardware purchased will be capitalized; all other costs will be expensed as incurred. The cost of the project is not expected to have a material effect on the results of operations.

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

Forward-Looking Statements
-------------------------------------------------------------------------------

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

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

The Company does not use derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 8:  Consolidated Financial Statements and Supplementary Data

Consolidated Balance Sheets


----------------------------------------------------------------------------------------------------------------------------------
                                                                                             March 28, 1999       March 29, 1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and marketable securities                                                        $        97,700      $     4,459,200
      Trade accounts receivable, net of allowance for doubtful accounts
           and sales returns of $551,900 and $438,100, respectively                              19,621,000           15,757,100
      Product inventory                                                                          21,149,000           18,872,100
      Deferred tax asset                                                                            626,600              523,900
      Prepaid expenses and other current assets                                                   1,968,900            1,609,400
----------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                  43,463,200           41,221,700
----------------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:
      Land                                                                                        2,185,500            2,185,500
      Building and improvements                                                                   9,114,200            8,577,200
      Leasehold improvements                                                                        104,100                   -
      Information technology equipment and software                                               4,955,200            3,714,400
      Equipment and furniture                                                                     5,567,000            4,821,100
      Tooling                                                                                       363,700              340,100
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 22,289,700           19,638,300
      Less - accumulated depreciation and amortization                                            6,563,800            4,883,100
----------------------------------------------------------------------------------------------------------------------------------
           Property and equipment, net                                                           15,725,900           14,755,200
----------------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX ASSET, net of current portion                                                          255,100                   -
GOODWILL                                                                                          3,618,200            3,950,000
----------------------------------------------------------------------------------------------------------------------------------
           Total assets                                                                     $    63,062,400      $    59,926,900
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                                                $    12,938,500      $    16,294,200
      Accrued expenses and other current liabilities                                              2,783,800            2,363,400
      Revolving credit facility                                                                   4,403,000                   -
      Current portion of long-term debt                                                             287,200              294,000
----------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                             20,412,500           18,951,600

DEFERRED TAX LIABILITY                                                                               14,500               42,400
OTHER LIABILITY                                                                                      50,000              100,000
LONG-TERM DEBT, net of current portion                                                            7,128,700            7,441,400
----------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                     27,605,700           26,535,400
----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock, $0.01 par value, 500,000 shares authorized
           and no shares issued and outstanding                                                          -                    -
      Common stock, $0.01 par value, 15,000,000 shares authorized; 4,714,162 shares issued and 4,438,121 shares outstanding as of March 28, 1999, and 4,669,920 shares
           issued and 4,408,348 shares outstanding as of March 29, 1998                              47,000               46,700
      Additional paid-in capital                                                                 20,598,400           20,241,800
      Treasury stock, at cost, 276,041 shares and 261,572 shares, respectively                   (3,107,600)          (2,843,500)
      Retained earnings                                                                          17,918,900           15,946,500
----------------------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                                            35,456,700           33,391,500
----------------------------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                                       $    63,062,400      $    59,926,900
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated balance sheets.




Consolidated Statements of Income

----------------------------------------------------------------------------------------------------------------------------------
Fiscal Years Ended                                                   March 28, 1999       March 29, 1998       March 28, 1997
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                                            $   160,582,200      $   131,658,200      $   147,086,000
Cost of goods sold                                                      118,535,300           95,858,800          109,817,800
----------------------------------------------------------------------------------------------------------------------------------
      Gross profit                                                       42,046,900           35,799,400           37,268,200
----------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                             36,793,500           29,662,200           29,183,200
Asset impairment and restructuring charge                                   831,000                   -               310,200
----------------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                           37,624,500           29,662,200           29,493,400
----------------------------------------------------------------------------------------------------------------------------------

      Income from operations                                              4,422,400            6,137,200            7,774,800

Interest expense, net                                                    (1,240,800)            (712,600)            (982,100)
----------------------------------------------------------------------------------------------------------------------------------

      Income before provision for income taxes                            3,181,600            5,424,600            6,792,700

Provision for income taxes                                                1,209,200            2,049,000            2,614,800
----------------------------------------------------------------------------------------------------------------------------------

      Net income                                                    $     1,972,400      $     3,375,600      $     4,177,900
----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                            $          0.45      $          0.77      $          0.97
----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                                          $          0.43      $          0.73      $          0.89
----------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                                 4,420,200            4,377,600            4,287,000
----------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding                               4,600,100            4,610,300            4,703,800
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.




Consolidated Statements of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Total
                                        Common Stock             Additional       Treasury           Retained        Shareholders'
                                    Shares        Amount      Paid-In Capital       Stock            Earnings            Equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance at March 29, 1996           4,218,814   $   44,600    $    18,232,900  $    (2,126,400)   $     8,393,000   $    24,544,100
Net proceeds from exercise of
     options in exchange for
     cash and treasury stock          124,794        1,400            822,600         (465,100)                -            358,900
Tax benefit of option exercises            -            -             290,700               -                  -            290,700
Net income                                 -            -                  -                -           4,177,900         4,177,900
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 28, 1997           4,343,608       46,000         19,346,200       (2,591,500)        12,570,900        29,371,600
Net proceeds from exercise of
     options in exchange for
     cash and treasury stock           64,740          700            780,100         (252,000)                -            528,800
Tax benefit of option exercises            -            -             115,500               -                  -            115,500
Net income                                 -            -                  -                -           3,375,600         3,375,600
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 29, 1998           4,408,348       46,700         20,241,800       (2,843,500)        15,946,500        33,391,500
Net proceeds from exercise of
     options in exchange for
     cash and treasury stock           29,773          300            353,600         (264,100)                -             89,800
Tax benefit of option exercises            -            -               3,000               -                  -              3,000
Net income                                 -            -                  -                -           1,972,400         1,972,400
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 28, 1999           4,438,121   $   47,000    $    20,598,400  $    (3,107,600)   $    17,918,900   $    35,456,700
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.




Consolidated Statements of Cash Flows


----------------------------------------------------------------------------------------------------------------------------------
Fiscal Years Ended                                                       March 28, 1999      March 29, 1998      March 28, 1997
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $     1,972,400     $     3,375,600     $     4,177,900
      Adjustments to reconcile net income to net cash (used in)
           provided by operating activities, net of effects of
           business acquired in fiscal 1997:
           Depreciation and amortization                                      2,138,100           1,928,100           1,433,200
           Loss on disposal of property and equipment                           191,900                  -                   -
           Provision for bad debts                                              290,200             158,900             335,400
           Deferred income taxes                                               (385,700)            107,000            (220,000)
      (Increase) decrease in trade accounts receivable                       (4,154,100)            991,100          (1,351,700)
      Increase in product inventory                                          (2,276,900)         (1,929,700)         (1,335,900)
      Increase in prepaid expenses and other current assets                    (359,500)           (747,900)        (74(294,800)
      (Decrease) increase in trade accounts payable                          (3,355,700)          5,672,500              24,000
      Increase in accrued expenses and other current liabilities                423,400             392,200          392247,700
----------------------------------------------------------------------------------------------------------------------------------
           Net cash (used in) provided by operating activities               (5,515,900)          9,947,800        3,13,015,800
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash paid for acquired business                                                -                   -           (6,726,800)
      Proceeds from disposal of property and equipment                            3,100                  -                   -
      Acquisition of property and equipment                                  (2,972,000)         (5,017,500)         (5,711,200)
----------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                             (2,968,900)         (5,017,500)        (12,438,000)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit facility                          4,403,000            (630,500)            630,500
      (Decrease) increase in other liabilities                                  (50,000)            (50,000)            150,000
      Payments on long-term debt                                               (319,500)           (234,400)                 -
      Proceeds from long-term debt                                                   -                   -            7,969,800
      Proceeds from exercise of stock options                                    89,800             528,800             358,900
      Payment of capital lease obligation                                            -              (85,000)           (126,400)
----------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                4,123,300            (471,100)          8,982,800
----------------------------------------------------------------------------------------------------------------------------------

           Net (decrease) increase in cash and marketable securities         (4,361,500)          4,459,200            (439,400)

CASH AND MARKETABLE SECURITIES, beginning of period                           4,459,200                  -              439,400
----------------------------------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                           $        97,700     $     4,459,200     $            -
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.


Notes to Consolidated Financial Statements

Note 1.  Organization
-------------------------------------------------------------------------------

TESSCO Technologies Incorporated (the Company) is a leading provider of products and value-added services in the wireless communications industry. The Company serves customers in the cellular telephone, Personal Communications Services (PCS), paging and mobile radio-dispatch markets, including a diversified mix of cellular, PCS and paging carriers, dealers, self-maintained users, and consumers. The Company offers a wide selection of over 18,000 stock keeping units, which are broadly classified as base site infrastructure, subscriber accessory, and test and maintenance products. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry, therefore, the Company reports operating results as one reportable segment.

During fiscal year 1997, the Company increased its number of authorized shares of common stock to 15,000,000.

Note 2.  Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year
For fiscal year 1997 the Company maintained its accounts on a 52/53-week fiscal year ending on the Friday falling on or between March 26 and April 1. The fiscal year ending March 28, 1997 contained 52 weeks. During fiscal year 1998, the Company changed its fiscal year to the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. Accordingly, fiscal year 1998 includes the 52-week period beginning March 31, 1997 and ending March 29, 1998. The fiscal year ending March 28, 1999 contained 52 weeks. The results of operations and cash flows for the two-day period ended March 30, 1997 (the transition period) are immaterial for reporting purposes.

Cash and Marketable Securities
Cash and marketable securities include cash and highly liquid investments with an original maturity of 90 days or less.

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

-------------------------------------------------------------------------------
                                                              Useful lives
-------------------------------------------------------------------------------
Information technology equipment and software                 3-5 years
Furniture, equipment and tooling                              5-10 years
Building and improvements                                     10-30 years
-------------------------------------------------------------------------------

Amortization is provided on leasehold improvements using the straight-line method over the terms of the leases ranging from three to ten years. Depreciation and amortization of property and equipment was $1,806,300, $1,600,200 and $1,149,600 for fiscal years 1999, 1998 and 1997, respectively.


Goodwill
Goodwill is being amortized using the straight-line method over 15 years. Amortization expense was $331,800, $327,900 and $283,600 for fiscal years 1999, 1998 and 1997, respectively. Accumulated amortization as of March 28, 1999 and March 29, 1998 was approximately $1,192,900 and $861,100, respectively.

Revenue Recognition
The Company records sales when product is shipped to the customers or when services are provided.

Advertising Costs
The Company capitalizes certain costs related to the printing and production of its product catalogs. These costs are amortized over the useful life commencing with the distribution of the catalogs.

Supplemental Cash Flow Information
Cash paid for interest during fiscal years 1999, 1998, and 1997 totaled $584,100, $516,200 and $661,400, respectively. Cash paid for income taxes for fiscal years 1999, 1998 and 1997 totaled $1,124,600, $1,599,600 and $3,530,100, respectively.

The Company had noncash transactions during fiscal years 1999, 1998 and 1997 as follows:


---------------------------------------------------------------------------------------------------------------
                                                                      1999            1998            1997
---------------------------------------------------------------------------------------------------------------

Exercise of options in exchange for treasury stock                $264,100        $252,000        $465,100
Tax benefit from exercise of stock options                           3,000         115,500         290,700
---------------------------------------------------------------------------------------------------------------


Fair Value of Financial Instruments
The carrying amounts of cash and marketable securities, trade accounts receivable, product inventory, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other current liabilities and borrowings under revolving credit facility approximate their fair value as of March 28, 1999 and March 29, 1998.

Fair value of long-term debt as of March 28, 1999 and March 29, 1998 is as follows:


---------------------------------------------------------------------------------------------------------------
                                                                                      1999            1998
---------------------------------------------------------------------------------------------------------------

Note payable to a bank                                                          $5,687,900      $5,871,500
Note payable to Baltimore County, Maryland                                         163,200         165,100
Note payable to the Maryland Economic Development Corporation                    1,284,500       1,329,800
---------------------------------------------------------------------------------------------------------------
                                                                                $7,135,600      $7,366,400
---------------------------------------------------------------------------------------------------------------


Concentration of risk
The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 1999, 1998 and 1997 sales of products purchased from the Company's top ten vendors accounted for 46%, 49% and 57% of total revenues, respectively, with sales of products purchased from the Company's largest vendor generating approximately 14%, 16% and 14% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for virtually every product type it carries, the loss of certain principal suppliers could have a material adverse effect on the Company.

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

New Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and will be adopted as a cumulative catch-up. The Company has not used derivative financial instruments, and management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

Reclassifications
Certain reclassifications have been made to prior year consolidated financial statements to conform with the current year presentation.

Note 3.  Borrowings Under Credit Facility
-------------------------------------------------------------------------------

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

The weighted average interest rate on borrowings under the credit facility was 6.53%, 8.22%, and 7.30%, for fiscal years 1999, 1998 and 1997, respectively.
Interest expense on the credit facility for fiscal years 1999, 1998 and 1997, totaled $128,300, $400, and $210,200, respectively. Average borrowings under the credit facility totaled $2,254,500, $4,700, and $2,503,900, and maximum borrowings totaled $5,000,000, $323,200, and $6,609,000 for fiscal years 1999,
1998 and 1997, respectively. The outstanding balance under the Agreement as of March 28, 1999 was $4,403,000. There was no balance outstanding under the Agreement as of March 29, 1998 and March 28, 1997.

The provisions of the Agreement require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The Company was in compliance with the provisions of the Agreement during fiscal years 1999 and 1998.

Note 4.  Long-Term Debt
-------------------------------------------------------------------------------

Effective July 16, 1996, the Company issued a revolving note payable to a bank in the face amount of $6,000,000. Interest on the outstanding principal balance was payable monthly, with the balance of unpaid principal and interest due at maturity, April 30, 1997. Effective April 30, 1997, the Company converted the revolving note payable to a term note payable. The converted term note is payable in monthly installments of principal and interest beginning on July 1, 1997, with the balance due at maturity, June 30, 2003. The note bears interest at a floating rate of LIBOR plus 1.50% per annum. The weighted average interest rate in fiscal years 1999, 1998 and 1997 was 6.35%, 7.27% and 7.07%, respectively. Interest expense under this note was $404,000, $439,700 and $304,000 for fiscal years 1999, 1998 and 1997, respectively. As of March 28, 1999 and March 29, 1998, principal outstanding under this note was $5,687,900 and $5,871,500, respectively. The note is secured by the real property of the Company. The note contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios.

Effective July 16, 1996, the Company issued a note payable to Baltimore County, Maryland, in the face amount of $200,000. The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $8,600, $9,000, and $5,500 for fiscal years 1999, 1998 and 1997, respectively. As of March 28, 1999 and March 29, 1998, principal outstanding under this note was $174,900 and $185,000, respectively. The note is secured by the real property of the Company.

Effective October 10, 1996, the Company issued a note payable to the Maryland Economic Development Corporation in the face amount of $1,800,000. The note is payable in equal quarterly installments of principal and interest of $37,400 beginning on January 10, 1997, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $48,500, $51,500 and $26,800 for fiscal years 1999, 1998 and 1997, respectively. As of March 28, 1999 and March 29, 1998, principal outstanding under this note was $1,553,100 and $1,678,900, respectively. The note is secured by the real property of the Company.

As of March 28, 1999, scheduled annual maturities of long-term debt are as follows:

-------------------------------------------------------------------------------
Fiscal year:
-------------------------------------------------------------------------------
2000                                                            $  287,200
2001                                                               332,900
2002                                                               354,600
2003                                                               377,800
2004                                                             4,916,800
Thereafter                                                       1,146,600
-------------------------------------------------------------------------------
                                                                $7,415,900
-------------------------------------------------------------------------------

Note 5.  Leases
-------------------------------------------------------------------------------

The Company leases office facilities under operating leases expiring in various years through fiscal 2003. Rent expense for fiscal years 1999, 1998 and 1997 totaled $230,700, $305,000 and $469,000, respectively.

As of March 28, 1999, future minimum lease payments, net of sublease revenues, are as follows (Note 11):


------------------------------------------------------------------------------------------------------------
                                                                  Lease                             Net
Fiscal year:                                                    obligation       Sublease        obligation
------------------------------------------------------------------------------------------------------------

2000                                                              $404,000        $215,100        $188,900
2001                                                               338,700         167,100         171,600
2002                                                                34,600          -               34,600
------------------------------------------------------------------------------------------------------------
                                                                  $777,300        $382,200        $395,100
------------------------------------------------------------------------------------------------------------


Note 6.  Income Taxes
-------------------------------------------------------------------------------

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on the income is as follows:


------------------------------------------------------------------------------------------------------------
                                                                      1999            1998            1997
------------------------------------------------------------------------------------------------------------

Statutory federal rate                                               34.0%           34.0%           34.0%
State taxes, net of federal benefit                                   2.6%            2.6%            2.3%
Non-deductible expenses                                               3.7%            1.0%            1.8%
Other                                                                (2.3%)           0.2%            0.4%
------------------------------------------------------------------------------------------------------------
     Effective rate                                                  38.0%           37.8%           38.5%
------------------------------------------------------------------------------------------------------------


The provision for income taxes was comprised of the following:


------------------------------------------------------------------------------------------------------------
                                                                      1999            1998            1997
------------------------------------------------------------------------------------------------------------

Federal:   Current                                              $1,427,000      $1,730,000      $2,517,200
           Deferred                                               (345,100)         95,300        (191,900)
State:     Current                                                 167,900         212,000         317,700
           Deferred                                                (40,600)         11,700         (28,200)
------------------------------------------------------------------------------------------------------------
Provision for income taxes                                      $1,209,200      $2,049,000      $2,614,800
------------------------------------------------------------------------------------------------------------


Total deferred tax assets and deferred tax liabilities as of March 28, 1999 and March 29, 1998, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:


------------------------------------------------------------------------------------------------------------
                                                                      1999            1998
------------------------------------------------------------------------------------------------------------

Deferred tax assets:
    Property and equipment                                        $198,500        $191,400
    Accrued expenses and reserves                                  683,200         523,900
------------------------------------------------------------------------------------------------------------
                                                                  $881,700        $715,300
------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Deferred revenue                                             $    -           $219,800
    Other assets                                                    14,500          14,000
------------------------------------------------------------------------------------------------------------
                                                                  $ 14,500        $233,800
------------------------------------------------------------------------------------------------------------

Note 7.  Profit-Sharing Plan
-------------------------------------------------------------------------------

The Company has implemented a 401(k) profit-sharing plan that covers all eligible employees. Contributions to the plan are made at the discretion of the Company's Board of Directors. The Company's contribution to the plan during fiscal years 1999, 1998 and 1997 totaled $44,900, $66,700 and $87,000, respectively. As of March 28, 1999, plan assets include 36,000 shares of common stock of the Company.

Note 8.  Asset Purchase
-------------------------------------------------------------------------------

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

Note 9.  Earnings Per Share
-------------------------------------------------------------------------------

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:


-------------------------------------------------------------------------------------------------------------
                                                                      1999            1998            1997
-------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                        4,420,200       4,377,600       4,287,000
    Effect of dilutive common equivalent shares                    179,900         232,700         416,800
-------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                      4,600,100       4,610,300       4,703,800
-------------------------------------------------------------------------------------------------------------

Options to purchase 136,800 shares of common stock at a weighted average exercise price of $30.71 per share were outstanding as of March 28, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


Note 10.  Stock-Based Compensation
-------------------------------------------------------------------------------

The Company has two stock option plans - the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994
Plan). Under the 1984 Plan and the 1994 Plan, options for a maximum of 401,250 and 572,500 shares, respectively, may be granted at prices not less than 100% of the fair market value at the date of option grant and for a term of not greater than ten years. The 1994 Plan also allows for the granting of non-qualified options, stock appreciation rights, restricted stock and restricted stock units, and other performance awards, none of which have been granted as of March 28, 1999. All of the options granted to executive and other key contributors during fiscal 1999 contain performance-based provisions including vesting based on the achievement of certain predetermined cumulative increases in the market value of the common stock.

In addition, non-plan options have been granted at the discretion of the Board of Directors. Transactions involving options are summarized as follows:


------------------------------------------------------------------------------------------------------------
                                      1999                       1998                        1997
------------------------------------------------------------------------------------------------------------
                                           Weighted                    Weighted                    Weighted
                                           Average                     Average                     Average
                                           Exercise                    Exercise                    Exercise
                              Shares        Price         Shares        Price         Shares        Price
------------------------------------------------------------------------------------------------------------

Outstanding, beginning
   of year                      694,600       $17.20        686,000       $15.91        714,000       $11.17
Granted                         116,100        19.89        185,800        20.77        126,500        33.69
Exercised                       (55,900)        7.10        (72,800)       10.73       (134,500)        6.13
Cancelled                       (52,600)       20.09       (104,400)       19.83        (20,000)       34.00
------------------------------------------------------------------------------------------------------------
Outstanding,
   end of year                  702,200       $18.23        694,600       $17.20        686,000       $15.91
Exercisable at
   end of year                  323,300                     383,000                     438,900
Weighted average fair
   value of options
   granted during the
   year                           $7.13                      $12.57                      $22.40
------------------------------------------------------------------------------------------------------------


Information about fixed stock options outstanding and exercisable as of March 28, 1999 is as follows:

------------------------------------------------------------------------------------------------------------
                                                      OUTSTANDING                      EXERCISABLE
------------------------------------------------------------------------------------------------------------
                                              Weighted
                                               Average
                                              Remaining        Weighted                          Weighted
                                             Contractual        Average                           Average
 Range of Exercise Price       Shares          Life         Exercise Price        Shares      Exercise Price
------------------------------------------------------------------------------------------------------------

      $0.00 - 15.00             310,200            5.0           $12.12           310,200          $12.12
      15.00 - 25.00             278,000            6.9            19.35            13,100           18.77
      25.00 - 36.50             114,000            7.0            32.14            -                 -
------------------------------------------------------------------------------------------------------------
      $0.00 - 36.50             702,200            6.1           $18.23           323,300          $12.39
------------------------------------------------------------------------------------------------------------


The Company applies APB Opinion No. 25 and the related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for grants under the plans consistent with the methodology of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per share for fiscal years 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated as follows:


------------------------------------------------------------------------------------------------------------
                                                                         1999           1998           1997
------------------------------------------------------------------------------------------------------------

Net earnings (in thousands)             As reported                   $ 1,972        $ 3,376        $ 4,178
                                        Pro forma                         830          2,538          3,786

Diluted earnings per share              As reported                   $  0.43        $  0.73        $  0.89
                                        Pro forma                        0.18           0.55           0.80
------------------------------------------------------------------------------------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 1999, 1998 and 1997:


------------------------------------------------------------------------------------------------------------
                                                                         1999           1998           1997
------------------------------------------------------------------------------------------------------------

Dividend yield                                                           0.0%           0.0%           0.0%
Expected volatility                                                     21.0%          55.0%          53.6%
Risk-free interest rate                                              4.4-5.7%       5.5-6.9%           6.5%

Expected lives                                                    6-10 years        8 years        8 years
------------------------------------------------------------------------------------------------------------


Pro forma net income reflects only options granted in fiscal years 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to March 31, 1995 is not considered.

Note 11.  Asset Impairment and Restructuring Charge
-------------------------------------------------------------------------------

During the fourth quarter of fiscal year 1997, the Company determined that it would consolidate its Maryland facilities. The Company has a lease for its former corporate headquarters that expires on December 31, 2000. Based on the current monthly payments and the sublease rate the Company negotiated after vacating its former corporate headquarters, the Company recorded a $310,200 restructuring charge in its fiscal year 1997 Consolidated Statement of Income. As of March 28, 1999 and March 29, 1998, the liability recorded in connection with this restructuring was $168,700 and $271,000, respectively.

During the fourth quarter of fiscal year 1999, the Company reorganized its sales and marketing activities, resulting in the closure of its Miami and Cincinnati sales offices and the termination of 22 employees involved in such operations. In connection with this restructuring, the Company recorded a $831,000 asset impairment and restructuring charge in its fiscal year 1999 Consolidated Statement of Income, consisting of $295,700 in asset impairment charges, $230,600 in employee termination benefits, $211,100 in lease termination costs, and $93,600 in other related costs. As of March 28, 1999, the liability recorded in connection with this restructuring was $237,900.

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

The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended March 28, 1999, March 29, 1998 and March 28, 1997.

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




/s/Robert B. Barnhill, Jr.                                    /s/Gerald T. Garland
----------------------------------------------                -----------------------------------
Robert B. Barnhill, Jr.                                       Gerald T. Garland
Chairman, President and Chief Executive Officer               Treasurer and Chief Financial Officer


Report of Independent Public Accountants

To the Board of Directors and Stockholders of TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated as of March 28, 1999 and March 29, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 28, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TESSCO Technologies Incorporated as of March 28, 1999 and March 29, 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 1999, in conformity with generally accepted accounting principles.

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

Baltimore, Maryland
April 21, 1999

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Part III

Item 10:  Directors and Executive Officers of the Registrant

For information with respect to executive officers of the Company who are not directors, see "Item 4A: Executive Officers of the Company." Information with respect to directors, contained under the caption "Proposal 1 Election of Directors" in the Company's Proxy Statement prepared in connection with the Company's 1999 Annual Meeting of Shareholders, is incorporated by reference herein.

Item 11:  Executive Compensation

Information with respect to this item, contained under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement prepared in connection with the Company's 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item, contained under the caption "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement prepared in connection with the Company's 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

None

Part IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1. The following consolidated financial statements are included in Item 8 of this report:

        Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998 Consolidated Statements of Income for the fiscal years ended March 28, 1999, March 29, 1998 and March 28, 1997
        Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 28, 1999, March 29, 1998 and March 28, 1997 Consolidated Statements of Cash Flows for the fiscal years ended
        March 28, 1999, March 29, 1998 and March 28, 1997
        Notes to Consolidated Financial Statements
        Report of Independent Public Accountants

     2. The following financial statement schedules are included herewith:

        ..................... ..............................................
        Schedule              Description
        ..................... ..............................................
        Schedule II           Valuation and Qualifying Accounts
        ..................... ..............................................

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

3.       Exhibits

         2.1.1 Cartwright Communications Acquisition Agreement (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated June 3, 1996)

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

         10.3 Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         10.4 1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

         10.5.1 Financing Agreement dated March 31, 1995 by and between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

         10.5.2 First Amendment to Financing Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.7.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997).

         10.5.3 Second Amendment to Financing Agreement dated February 28, 1997 (incorporated by reference to Exhibit 10.7.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997).

         10.5.4 Third Amendment to Financing Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.7.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1997).

         10.6 Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996).

         11.1 Statement re: Computation of Per Share Earnings (filed herewith).

         21.1     Subsidiaries of the Registrant (filed herewith).

         23.1     Consent of Arthur Andersen LLP (filed herewith).

         27       Financial Data Schedule (filed herewith).

(b) The registrant did not file any reports on Form 8-K during the quarter ended March 28, 1999.

Schedule II: For the Fiscal Years Ended March 28, 1999, March 29, 1998, and March 28, 1997

Valuation and Qualifying Accounts

 ................................................................................ ................ .................
                                                                         1999              1998             1997
 ................................................................................ ................ .................
Allowance for doubtful accounts and sales returns:
Balance, beginning of year                                             $438,100          $525,300         $431,700
Provisions                                                              290,200           158,900          335,400
Writeoffs                                                              (176,400)         (246,100)        (241,800)
 ............................................................................... ................ .................
Balance, end of year                                                   $551,900          $438,100         $525,300
 ............................................................................... ................ .................

Asset impairment and restructuring reserve:
Balance, beginning of year                                             $271,000          $310,200         $    -
New restructuring charge                                                831,000                 -          310,200
Amounts charged against accrual                                        (695,400)          (39,200)             -
 ............................................................... ................. ................ ...............
Balance, end of year                                                   $406,600          $271,000         $310,200
 ............................................................... ................. ................ ...............

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          TESSCO TECHNOLOGIES INCORPORATED



                                                          By:  /s/Robert B. Barnhill, Jr.
                                                               ----------------------------------
                                                               Robert B. Barnhill, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



By:  /s/Robert B. Barnhill, Jr.   June 24, 1999           By:  /s/Gerald T. Garland        June 24, 1999
     ---------------------------                               --------------------------
     Robert B. Barnhill, Jr.                                   Gerald T. Garland
     Chairman of the Board, President and                      Treasurer and
     Chief Executive Officer                                   Chief Financial Officer
     (principal executive officer)                             (principal financial and accounting officer)



By:  /s/Jerome C. Eppler          June 24, 1999           By:  /s/Dennis J. Shaughnessy    June 24, 1999
     ---------------------------                               --------------------------
     Jerome C. Eppler                                          Dennis J. Shaughnessy
     Director                                                  Director



By:  /s/Benn R. Konsynski         June 24, 1999           By:  /s/Morton F. Zifferer, Jr.  June 24, 1999
     ---------------------------                               --------------------------
     Benn R. Konsynski                                         Morton F. Zifferer, Jr.
     Director                                                  Director

Exhibit 11.1

Statement re:  Computation of Per Share Earnings

The information required by this Exhibit is set forth in Note 9 to the Financial Statements of the Company contained in Item 8 of this Report.

Exhibit 21.1

Subsidiaries of the Registrant

 ....................................................... .......................
Subsidiary                                              State of Incorporation
 ....................................................... .......................

TESSCO Incorporated                                     Delaware
Cartwright Communications Company                       Delaware
National Airtime Corporation                            Delaware
Wireless Solutions Incorporated                         Maryland
TESSCO Service Solutions, Inc.                          Delaware
TESSCO de Mexico S.A. de C.V.                           Mexico

Exhibit 23.1

Consent of Arthur Andersen LLP

                               ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K into TESSCO Technologies Incorporated's previously filed Registration Statement on Form S-8 No. 33-87178.

                                                       /s/Arthur Andersen LLP

Baltimore, Maryland
June 24, 1999