Form 10-Q
period 1999-06-27
TESSCO TECHNOLOGIES INC
filed 1999-08-11
CIK 927355

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 27, 1999

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                         Commission file number 0-24746


                        TESSCO TECHNOLOGIES INCORPORATED
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                              52-0729657
------------------------------                               -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


11126 McCormick Road, Hunt Valley, Maryland                        21031
-------------------------------------------                      ----------
 (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number including area code:             (410) 229-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|



The number of shares of the registrant's Common Stock, $ .01 par value, outstanding as of July 30, 1999 was 4,447,881.

================================================================================

TESSCO TECHNOLOGIES INCORPORATED
Index to Form 10-Q


Part I        Financial Information
--------------------------------------------------------------------------------

              Item 1          Financial Statements

                              Consolidated Balance Sheets as of June 27, 1999 and March 28, 1999

                              Consolidated Statements of Income for the periods ended June 27, 1999 and June 28, 1998

                              Consolidated Statements of Cash Flows for the periods ended June 27, 1999 and June 28, 1998

                              Notes to Consolidated Financial Statements

              Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

              Item 3          Quantitative and Qualitative Disclosures about
                              Market Risk

Part II       Other Information
--------------------------------------------------------------------------------

              Item 1          Legal Proceedings

              Item 2          Changes in Securities

              Item 3          Defaults upon Senior Securities

              Item 4          Submission of Matters to a Vote of Security
                              Holders

              Item 5          Other Information

              Item 6          Exhibits and Reports on Form 8-K


--------------------------------------------------------------------------------

              Signature

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------
                                                                               June 27,              March 28,
                                                                                 1999                  1999
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)            (audited)
ASSETS

CURRENT ASSETS:
     Cash and marketable securities                                        $        61,800       $        97,700
     Trade accounts receivable, net                                             20,634,200            19,621,000
     Product inventory                                                          21,083,700            21,149,000
     Deferred tax asset                                                            626,600               626,600
     Prepaid expenses and other current assets                                   1,541,400             1,968,900
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                                   43,947,700            43,463,200

PROPERTY AND EQUIPMENT, net                                                     15,752,300            15,725,900
DEFERRED TAX ASSET                                                                 255,100               255,100
GOODWILL, net                                                                    3,535,900             3,618,200
-------------------------------------------------------------------------------------------------------------------
         Total assets                                                      $    63,491,000       $    63,062,400
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                $    15,186,400       $    12,938,500
     Accrued expenses and other current liabilities                              3,525,000             2,783,800
     Revolving line of credit                                                      754,000             4,403,000
     Current portion of long-term debt                                             292,900               287,200
-------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              19,758,300            20,412,500

DEFERRED TAX LIABILITY                                                              14,500                14,500
OTHER LIABILITY                                                                         -                 50,000
LONG-TERM DEBT, net of current portion                                           7,047,300             7,128,700
-------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                      26,820,100            27,605,700
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock                                                                    -                     -
     Common stock                                                                   47,000                47,000
     Additional paid-in capital                                                 20,598,400            20,598,400
     Treasury stock, at cost                                                    (3,107,600)           (3,107,600)
     Retained earnings                                                          19,133,100            17,918,900
-------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             36,670,900            35,456,700
-------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                        $    63,491,000       $    63,062,400
-------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Income

-----------------------------------------------------------------------
                                        Fiscal Quarters Ended
                                   June 27,              June 28,
                                     1999                  1998
-----------------------------------------------------------------------
                                  (unaudited)           (unaudited)

Revenues                       $    43,527,800       $    36,299,800
Cost of goods sold                  31,902,400            27,043,900
-----------------------------------------------------------------------

     Gross profit                   11,625,400             9,255,900

Selling, general and
       administrative expenses
                                     9,341,200             8,522,600
-----------------------------------------------------------------------

     Income from operations          2,284,200               733,300

Interest expense, net                 (325,800)             (230,700)
-----------------------------------------------------------------------

     Income before provision
           for income taxes
                                     1,958,400               502,600

Provision for income taxes             744,200               191,100
-----------------------------------------------------------------------

     Net income                $     1,214,200       $       311,500
-----------------------------------------------------------------------

Basic earnings per share       $          0.27       $          0.07
-----------------------------------------------------------------------

Diluted earnings per share     $          0.26       $          0.07
-----------------------------------------------------------------------

Basic weighted average shares
       outstanding                   4,449,800             4,411,500
-----------------------------------------------------------------------

Diluted weighted average
       shares outstanding            4,619,000             4,580,100
-----------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended
                                                                               June 27,              June 28,
                                                                                 1999                  1998
-------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $     1,214,200       $       311,500
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                             641,200               545,900
         Provision for bad debts                                                    56,600               124,900
         Deferred income taxes                                                           -                     -
     Increase in trade accounts receivable                                      (1,069,800)           (1,750,000)
     Decrease (increase) in product inventory                                       65,300              (640,100)
     Decrease in prepaid expenses and other current assets                         427,500                22,700
     Increase (decrease) in trade accounts payable                               2,247,900            (6,037,900)
     Increase in accrued expenses & other current liabilities                      741,200                 5,400
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                     4,324,100            (7,417,600)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                        (585,300)             (874,800)
-------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                    (585,300)             (847,800)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from revolving line of credit                                          -             3,862,900
     Net repayments of revolving line of credit                                 (3,649,000)                    -
     Payments on long-term debt                                                    (75,700)              (71,900)
     Proceeds from exercise of stock options                                             -                42,200
     Decrease in other liabilities                                                 (50,000)                    -
-------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities                    (3,774,700)            3,833,200
-------------------------------------------------------------------------------------------------------------------

         Net decrease in cash and marketable securities                            (35,900)           (4,459,200)

CASH AND MARKETABLE SECURITIES, beginning of period                                 97,700             4,459,200
-------------------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                              $        61,800       $            -
-------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
Notes to Consolidated Financial Statements

June 27, 1999
(Unaudited)

Note 1.  Description of Business and Basis of Presentation
--------------------------------------------------------------------------------

TESSCO Technologies Incorporated (the "Company") is a leading provider of products and value-added services to the wireless communications industry. The Company serves customers in the cellular telephone, Personal Communications Services (PCS), paging and mobile radio-dispatch markets, including a diversified mix of cellular, PCS and paging carriers, dealers, self-maintained users and consumers. The Company offers a wide selection of over 18,000 stock keeping units, which are broadly classified as base site infrastructure, subscriber accessory, and test and maintenance products. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the wireless telecommunications industry; therefore, the Company reports operating results as one reportable segment.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 28, 1999.

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

-----------------------------------------------------------------------
                                        Fiscal Quarters Ended
                                    June 27,              June 28,
                                      1999                  1998
-----------------------------------------------------------------------
Basic weighted average common
     shares outstanding               4,449,800             4,411,500
Effect of dilutive common
     equivalent shares                  169,200               168,600
-----------------------------------------------------------------------
Diluted weighted average
     shares outstanding               4,619,000             4,580,100
-----------------------------------------------------------------------

Options to purchase 166,800 shares of common stock at a weighted average exercise price of $29.23 per share were outstanding as of June 27, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 3.  New Accounting Pronouncements
--------------------------------------------------------------------------------

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

Under SOP 98-1, training costs, data conversion costs and internal costs incurred for upgrades, enhancements and maintenance should be expensed as incurred. Impairment of capitalized software should be recognized in accordance with the provision of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The SOP is effective for fiscal years beginning after December 15, 1998 and is to be adopted prospectively. The adoption of SOP 98-1 has not had a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 28, 1999.

First Quarter of Fiscal 2000 Compared to First Quarter of Fiscal 1999
--------------------------------------------------------------------------------

Revenues increased by $7.2 million, or 19.9%, to $43.5 million for the first quarter of fiscal 2000 compared to $36.3 million for the first quarter of fiscal 1999. The overall increase was primarily a result of increased unit volume. The Company experienced revenue growth across all of its product categories. The largest increase was experienced in the sale of mobile and portable accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, mobile and portable accessory and test and maintenance products and services accounted for approximately 51%, 38% and 11%, respectively, of revenues during the first quarter of fiscal 2000. The Company experienced revenue growth from its reseller, system operator and consumer services categories, partially offset by a decrease in its international category. Resellers, system operators, consumer services and international users accounted for approximately 28%, 56%, 10% and 6%, respectively, of revenues during the first quarter of fiscal 2000.

Gross profit increased by $2.4 million, or 25.6%, to $11.6 million for the first quarter of fiscal 2000 compared to $9.3 million for the first quarter of fiscal 1999 due to the increase in revenues between quarters. The gross profit margin increased to 26.7% for the first quarter of fiscal 2000 compared to 25.5% for the first quarter of fiscal 1999. The increase in gross profit margin percentage principally resulted from favorable product mix.

Total operating expenses increased by $818,600, or 9.6%, to $9.3 million for the first quarter of fiscal 2000 compared to $8.5 million for the first quarter of fiscal 1999. Total operating expenses decreased as a percentage of revenues to 21.5% for the first quarter of fiscal 2000 from 23.5% for the first quarter of fiscal 1999. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support revenue and gross profit growth, while the decrease as a percentage of revenue is attributable to a disproportionately greater increase in revenue growth.

Income from operations increased by $1.6 million, or 212%, to $2.3 million for the first quarter of fiscal 2000 compared to $733,300 for the first quarter of fiscal 1999. The operating income margin increased to 5.2% for the first quarter of fiscal 2000 compared to 2.0% for the first quarter of fiscal 1999.

Net interest expense increased by $95,100, or 41%, to $325,800 for the first quarter of fiscal 2000 compared to $230,700 for the first quarter of fiscal 1999. This increase is due to increased levels of borrowing under the Company's revolving line of credit to finance working capital requirements.

Income before provision for income taxes increased $1.5 million or 290% to $2.0 million for the first quarter of fiscal 2000 compared to $502,600 for the first quarter of fiscal 1999. The effective tax rate for both quarters was approximately 38%. Net income and earnings per share (diluted) for the first quarter of fiscal 2000 increased 290% and 271%, respectively, compared to the first quarter of fiscal 1999.


Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash provided by operating activities was $4.3 million for the first quarter of fiscal 2000, compared to net cash used by operating activities of $7.4 million for the first quarter of fiscal 1999. This change was primarily the result of significant increases in net income and trade accounts payable and a decrease in product inventory. Net cash used in investing activities decreased to $585,300 for the first quarter of fiscal 2000 compared to $847,800 for the first quarter of fiscal 1999, primarily due to a reduction in capital expenditures. Net cash used by financing activities was $3.8 million for the first quarter of fiscal 2000 compared to net cash provided by financing activities of $3.8 million for the first quarter of fiscal 1999. This change was primarily a result of the Company's repayments under its revolving credit facility in the first quarter of fiscal 2000 in contrast to borrowings under its revolving credit facility during the first quarter of fiscal 1999.

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

Based on its assessment, the Company determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company has utilized both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The cost of new software purchased is being capitalized; all other costs are being expensed as incurred. The cost of the project is not expected to have a material effect on the results of operations. The remediation and testing of all of the Company's "mission critical" systems has been completed and such systems are currently Year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not used derivative financial instruments. Management of the Company believes the Company's exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

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




                                TESSCO TECHNOLOGIES INCORPORATED




Date:  August 10, 1999          By: /s/ Gerald T. Garland
                                    --------------------------------------------
                                    Gerald T. Garland
                                    Treasurer and Chief Financial Officer
                                    (principal financial and accounting officer)

Exhibit Index


The following exhibits are filed herewith:

11.   Statement re: Computation of Per Share Earnings

27.  Financial Data Schedule

Exhibit 11


TESSCO TECHNOLOGIES INCORPORATED
Statement re: Computation of Per Share Earnings
(Unaudited)

The information required by this Exhibit is set forth in Note 2 to the Consolidated Financial Statements of the Company contained in Part I of this Report.