Form 10-Q
period 1999-09-26
TESSCO TECHNOLOGIES INC
filed 1999-11-10
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-24746

                        TESSCO TECHNOLOGIES INCORPORATED
               (Exact name of registrant as specified in charter)

         Delaware                                             52-0729657

    (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                         Identification No.)
11126 McCormick Road, Hunt Valley, Maryland                     21031

 (Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number including area code:         (410) 229-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
 Yes /X/ No / /

The number of shares of the registrant's Common Stock, $ .01 par value, outstanding as of October 29, 1999 was 4,466,232.

-------------------------------------------------------------------------------

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q

PART I          FINANCIAL INFORMATION
-------------------------------------------------------------------------------



                Item 1         Financial Statements

                               Consolidated Balance Sheets as of September 26, 1999 and March                     3
                               28, 1999

                               Consolidated Statements of Income for the periods ended                            4
                               September 26, 1999 and September 27, 1998

                               Consolidated Statements of Cash Flows for the periods ended                        5
                               September 26, 1999 and September 27, 1998

                               Notes to Consolidated Financial Statements                                         6

                Item 2         Management's Discussion and Analysis of Financial Condition and                    8
                               Results of Operations

                Item 3         Quantitative and Qualitative Disclosures about Market Risk                        11



PART II         OTHER INFORMATION
-------------------------------------------------------------------------------
                Item 1         Legal Proceedings                                                                 12

                Item 2         Changes in Securities                                                             12

                Item 3         Defaults upon Senior Securities                                                   12

                Item 4         Submission of Matters to a Vote of Security Holders                               12

                Item 5         Other Information                                                                 13

                Item 6         Exhibits and Reports on Form 8-K                                                  13

-------------------------------------------------------------------------------
                Signature                                                                                        14


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------
                                                                       September 26,       March 28,
                                                                           1999              1999
-----------------------------------------------------------------------------------------------------
                                                                        (unaudited)       (audited)

ASSETS

CURRENT ASSETS:

      Cash and marketable securities                                   $    409,200     $     97,700
      Trade accounts receivable, net                                     22,677,400       19,621,000
      Product inventory                                                  21,521,200       21,149,000
      Deferred tax asset                                                    626,600          626,600
      Prepaid expenses and other current assets                           1,703,600        1,968,900
-----------------------------------------------------------------------------------------------------
          Total current assets                                           46,938,000       43,463,200
-----------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                              16,107,700       15,725,900
DEFERRED TAX ASSET                                                          255,100          255,100
GOODWILL                                                                  3,453,700        3,618,200
-----------------------------------------------------------------------------------------------------
          Total assets                                                 $ 66,754,500     $ 63,062,400
-----------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

      Trade accounts payable                                           $ 18,058,400     $ 12,938,500
      Accrued expenses and other current liabilities                      2,709,800        2,783,800
      Revolving line of credit                                              531,000        4,403,000
      Current portion of long-term debt                                     297,000          287,200
-----------------------------------------------------------------------------------------------------
          Total current liabilities                                      21,596,200       20,412,500
-----------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                                       14,500           14,500
OTHER LIABILITY                                                                --             50,000
LONG-TERM DEBT, net of current portion                                    6,964,500        7,128,700
-----------------------------------------------------------------------------------------------------
          Total liabilities                                              28,575,200       27,605,700
-----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

      Preferred stock                                                          --               --
      Common stock                                                           53,000           47,000
      Additional paid-in capital                                         21,195,400       20,598,400
      Treasury stock, at cost                                            (3,710,600)      (3,107,600)
      Retained earnings                                                  20,641,500       17,918,900
-----------------------------------------------------------------------------------------------------
          Total shareholders' equity                                     38,179,300       35,456,700
-----------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                   $ 66,754,500     $ 63,062,400
-----------------------------------------------------------------------------------------------------



See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME


------------------------------------------------------------------------------------------------------------------
                                         Fiscal Quarters Ended                         Six Months Ended
                                  September 26,         September 27,         September 26,         September 27,
                                      1999                  1998                  1999                  1998
------------------------------------------------------------------------------------------------------------------
                                   (unaudited)           (unaudited)           (unaudited)           (unaudited)

Revenues                            $44,612,900       $    43,317,800           $88,140,700       $    79,617,600
Cost of goods sold                   31,932,300            32,767,200            63,834,700            59,811,100
------------------------------------------------------------------------------------------------------------------

      Gross profit                   12,680,600            10,550,600            24,306,000            19,806,500

------------------------------------------------------------------------------------------------------------------

Selling, general and
       administrative
       expenses                       9,988,200             9,364,000            19,329,400            17,886,700

------------------------------------------------------------------------------------------------------------------
      Income from operations          2,692,400             1,181,600             4,976,600             1,919,800


Interest expense, net                  (259,600)             (322,400)             (585,400)             (553,100)
------------------------------------------------------------------------------------------------------------------

      Income before provision
            for income taxes          2,432,800               864,200             4,391,200             1,366,700



Provision for income taxes              924,400               328,400             1,668,600               519,500
------------------------------------------------------------------------------------------------------------------
      Net income                    $ 1,508,400       $       535,800           $ 2,722,600       $       847,200

------------------------------------------------------------------------------------------------------------------
Basic earnings per share            $      0.34       $          0.12           $      0.61       $          0.19

------------------------------------------------------------------------------------------------------------------

Diluted earnings per share          $      0.33       $          0.12           $      0.59       $          0.18
------------------------------------------------------------------------------------------------------------------

Basic weighted average shares

       outstanding                    4,460,900             4,417,600             4,455,300             4,414,500
------------------------------------------------------------------------------------------------------------------

Diluted weighted average

       shares outstanding             4,576,500             4,580,800             4,597,400             4,580,500
------------------------------------------------------------------------------------------------------------------



See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                              September 26,         September 27,
                                                                                  1999                  1998
------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                                $ 2,722,600           $   847,200
      Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
          Depreciation and amortization                                           1,299,300               940,400
          Provision for bad debts                                                   127,200               210,900
      Increase in trade accounts receivable                                      (3,183,600)           (4,396,500)
      Increase in product inventory                                                (372,200)           (2,088,200)
      Decrease in prepaid expenses and other current assets                         265,300               171,900
      Increase (decrease) in trade accounts payable                               5,119,900            (2,843,000)
      (Decrease)increase in accrued expenses and other current liabilities          (74,000)               23,800
------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                     5,904,500            (7,133,500)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                      (1,516,600)           (1,579,400)
------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (1,516,600)           (1,579,400)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit                                        -                   4,381,400
      Repayments of revolving line of credit                                     (3,872,000)                   -
      Payments on long-term debt                                                   (154,400)             (169,900)
      Proceeds from exercise of stock options                                       -                      42,200
      Decrease in other liabilities                                                 (50,000)                   -
------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                    (4,076,400)            4,253,700
------------------------------------------------------------------------------------------------------------------

          Net increase (decrease) in cash and marketable securities                 311,500            (4,459,200)

CASH AND MARKETABLE SECURITIES, beginning of period                                  97,700             4,459,200
------------------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                                   $   409,200           $        -
------------------------------------------------------------------------------------------------------------------



See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 1998
(Unaudited)

Note 1.  Description of Business and Basis of Presentation
-------------------------------------------------------------------------------

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

Note 2.  Earnings Per Share
-------------------------------------------------------------------------------

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:


-----------------------------------------------------------------------------------------------
                                    Fiscal Quarters Ended                  Six Months Ended
                                September 26,  September 27,     September 26,    September 27,
                                      1999          1998             1999            1998
-----------------------------------------------------------------------------------------------
Basic weighted average common
     shares
   outstanding                   4,460,900       4,417,600        4,455,300       4,414,500
Effect of dilutive common
   equivalent shares               115,600         163,200          142,100         166,000
-----------------------------------------------------------------------------------------------
Diluted weighted average
     shares outstanding          4,576,500       4,580,800        4,597,400       4,580,500
-----------------------------------------------------------------------------------------------



Options to purchase 456,000 shares of common stock at a weighted average exercise price of $23.96 per share were outstanding as of September 26, 1999, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 3.  New Accounting Pronouncements
-------------------------------------------------------------------------------


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

Note 4.  New Revolving Credit Agreement
-------------------------------------------------------------------------------


On September 30, 1999, the Company and its affiliates amended the terms of the Company's bank financing agreement. Pursuant to the amended terms, the two facilities previously existing under the agreement - a $5,000,000 line of credit facility and a $10,000,000 revolving credit loan - were consolidated into one $15,000,000 revolving credit facility, and the expiration date of the consolidated facility was extended until September 2002. In addition, the bank agreed to reduce the percentage amount which determines the monthly maintenance fee required to be paid by the Company on the undisbursed balance of the revolving credit facility. Otherwise, the terms of the bank financing agreement remain substantially identical to those set forth in the financing agreement as existing prior to the amendment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 28, 1999.

Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999
-------------------------------------------------------------------------------


Revenues increased by $1.3 million, or 3.0%, to $44.6 million for the second quarter of fiscal 2000 compared to $43.3 million for the second quarter of fiscal 1999. Revenues from sales of the Company's base site infrastructure products decreased while sales of subscriber accessory products and services and test and maintenance products increased. The largest percentage increase was experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 50%, 38% and 12%, respectively, of revenues during the second quarter of fiscal 2000. The Company experienced revenue growth from its reseller, system operator and consumer services categories, partially offset by a decrease in its international category. Resellers, system operators, consumer services and international users accounted for approximately 30%, 55%,

8% and 7%, respectively, of revenues during the second quarter of fiscal 2000.

Gross profit increased by $2.1 million, or 20.2%, to $12.7 million for the second quarter of fiscal 2000 compared to $10.6 million for the second quarter of fiscal 1999 due to improved gross profit margins. The gross profit margin increased to 28.4% for the second quarter of fiscal 2000 compared to 24.4% for the second quarter of fiscal 1999. The increase in gross profit margin was principally attributable to the effect of product mix changes, more competitive pricing on base site infrastructure inventory purchases and a move to more value-added, solution based pricing strategies.

Total operating expenses increased by $624,200, or 6.7%, to $10.0 million for the second quarter of fiscal 2000 compared to $9.4 million for the second quarter of fiscal 1999. Total operating expenses increased as a percentage of revenues to 22.4% for the second quarter of fiscal 2000 from 21.6% for the second quarter of fiscal 1999. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements.

Income from operations increased by $1.5 million, or 127%, to $2.7 million for the second quarter of fiscal 2000 compared to $1.2 million for the second quarter of fiscal 1999. The operating income margin increased to 6.0% for the second quarter of fiscal 2000 compared to 2.7% for the second quarter of fiscal 1999.

Net interest expense decreased by $62,800, or 19.5%, to $259,600 for the second quarter of fiscal 2000 compared to $322,400 for the second quarter of fiscal 1999. This decrease is due to decreased levels of borrowing under the Company's revolving line of credit, partially offset by higher interest rates.

Income before provision for income taxes increased $1.6 million or 182% to $2.4 million for the second quarter of fiscal 2000 compared to $864,200 for the second quarter of fiscal 1999. The effective tax rate for both quarters was 38%. Net income and earnings per share (diluted) for the second quarter of fiscal 2000 increased 182% and 175%, respectively, compared to the second quarter of fiscal 1999.

First Six Months of Fiscal 2000 Compared to First Six Months of Fiscal 1999
-------------------------------------------------------------------------------

Revenues increased by $8.5 million, or 10.7%, to $88.1 million for the first six months of fiscal 2000 compared to $79.6 million for the first six months of fiscal 1999. Revenues increased in each of the Company's major product categories, with the largest percentage increase experienced in the sale of subscriber accessory products and services, primarily attributable to growth in affinity marketing programs. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 50%, 38% and 12%, respectively, of revenues during the first six months of fiscal 2000. The Company experienced revenue growth from its reseller, system operator and consumer services categories, partially offset by a decrease in its international category. Resellers, system operators, consumer services and international users accounted for approximately 29%, 55%, 9% and 7%, respectively, of revenues during the first six months of fiscal 2000.

Gross profit increased by $4.5 million, or 22.7%, to $24.3 million for the first six months of fiscal 2000 compared to $19.8 million for the first six months of fiscal 1999. The gross profit margin increased to

27.6% for the first six months of fiscal 2000 compared to 24.9% for the first six months of fiscal 1999. The increase in gross profit margin was principally attributable to the effect of product mix changes, more competitive pricing on base site infrastructure inventory purchases and a move to more value-added, solution based pricing strategy.

Total operating expenses increased by $1.4 million, or 8.1%, to $19.3 million for the first six months of fiscal 2000 compared to $17.9 million for the first six months of fiscal 1999. Total operating expenses decreased as a percentage of revenues to 21.9% for the first six months of fiscal 2000 from 22.5% for the first six months of fiscal 1999. The increase in these expenses is primarily attributable to continued investment in personnel and marketing expenses to support future revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements. The decrease as a percentage of revenue is attributable to a disproportionately greater increase in revenue.

Income from operations increased by $3.1 million, or 159%, to $5.0 million for the first six months of fiscal 2000 compared to $1.9 million for the first six months of fiscal 1999. The operating income margin increased to 5.6% for the first six months of fiscal 2000 compared to 2.4% for the first six months of fiscal 1999.

Net interest expense increased by $32,300, or 5.8%, to $585,400 for the first six months of fiscal 2000 compared to $553,100 for the first six months of fiscal 1999. This increase is due to higher interest rates partially offset by decreased levels of borrowing under the Company's revolving credit facility.

Income before provision for income taxes increased $3.0 million or 221% to $4.4 million for the first six months of fiscal 2000 compared to $1.4 for the first six months of fiscal 1999. The effective tax rate for both periods was 38%. Net income and earnings per share (diluted) for the first six months of fiscal 2000 increased 221% and 228%, respectively, compared to the first six months of fiscal 1999.


Liquidity and Capital Resources
-------------------------------------------------------------------------------


Net cash provided by operating activities was $5.9 million for the first six months of fiscal 2000, compared to net cash used by operating activities of $7.1 million for the first six months of fiscal 1999. This increase was primarily the result of significant increases in net income and trade accounts payable, partially offset by increases in accounts receivable and product inventory. Net cash used in investing activities decreased to $1.5 million for the first six months of fiscal 2000 compared to $1.6 million for the first six months of fiscal 1999. Net cash used by financing activities was $4.1 million for the first six months of fiscal 2000 compared to net cash provided by financing activities of $4.3 million for the first six months of fiscal 1999. This change is primarily the result of repayments of the Company's revolving line of credit during the first six months of fiscal 2000.

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

Based on its assessment, the Company determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company has utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased is being capitalized; all other costs are being expensed as incurred. The cost of the project is not expected to have a material effect on the results of operations. The remediation and testing of all of the Company's "mission critical" systems has been completed and such systems are currently Year 2000 compliant.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders at the Company's corporate headquarters on August 13, 1999. At the meeting, the shareholders were asked to vote on the election of directors, the approval of an amendment to the 1994 Stock and Incentive Plan increasing the number of shares available for issuance, the approval of an amendment to the 1994 Stock and Incentive Plan permitting the issuance of shares to non-employee directors, the approval of the Team Member Stock purchase plan and the ratification of the appointment of the Company's independent public accountants. Each of these proposals was described in the Company's Definitive Proxy Statement filed with the Commission on July 15,
1999.

Election of Directors. At the meeting, the shareholders reelected Robert B. Barnhill and Benn R. Konsynski, for three year terms expiring at the Company's 2002 Annual Meeting of Shareholders. The votes cast for Mr. Barnhill and Mr. Konsynski were as follows:


         Robert B. Barnhill                3,093,861                  For
                                             147,346                  Against or Withheld
                                                   0                  Abstentions
                                           1,195,004                  Broker Non-Votes

         Benn R. Konsynski                 3,093,861                  For
                                             147,346                  Against or Withheld
                                                   0                  Abstentions
                                           1,195,004                  Broker Non-Votes



1994 Stock and Incentive Plan. At the meeting, the shareholders approved as proposed Amendment No. 2 to the 1994 Stock and Incentive Plan increasing the number of shares available for issuance under the plan by 300,000. The number of votes for was 1,426,129, the number of votes against was 322,660, the number of abstentions was 9,368 and the number of broker non-votes was 2,678,054.

1994 Stock and Incentive Plan. At the meeting, the shareholders approved as proposed Amendment No. 3 to the 1994 Stock and Incentive Plan permitting the issuance of up to 50,000 shares to non-employee directors. The number of votes for was 3,042,534, the number of votes against was 189,955, the number of abstentions was 8,718 and the number of broker non-votes was 1,195,004.

Team Member Stock Purchase Plan. At the meeting, the shareholders approved as proposed the Team Member Stock Purchase Plan which enables eligible employees of the Company to purchase shares of the Company's common stock through payroll deduction. The maximum number of shares authorized for purchase under the plan is 200,000.

The number of votes for was 1,735,328, the number of votes against was 27,726, the number of abstentions was 13,718 and the number of broker non-votes was 2,659,439.

Independent Auditors. At the meeting, the shareholders ratified the appointment of Arthur Andersen LLP to serve as the independent public accountants of the Company for the fiscal year ending March 26, 2000. The number of votes for was 3,239,675, the number of votes against or withheld was 300, the number of abstentions was 1,232, and the number of broker non-votes was 1,195,004.

ITEM 5 - OTHER INFORMATION

In September 1999, John D. Beletic, 47, joined the Company's Board of Directors. Mr. Beletic is Chairman and Chief Executive Officer of PageMart Wireless, Inc., a leader in the wireless messaging industry. Prior to joining PageMart in 1992, Mr. Beletic served as venture partner with Morgan Stanley Venture Capital. Mr. Beletic has replaced Martin L. Grass, who resigned from the Board of Directors in May, 1999, and will serve in the class of directors whose term expires at the annual meeting of stockholders to be held in the calendar year 2000.

Effective July 16, 1999, Douglas Rein joined the Company as Senior Vice President of Fulfillment and Operations. Mr. Rein, age 39, is responsible for distribution, logistics and fulfillment activities. Prior to joining the Company, Mr. Rein served as the Director of Operations for Compaq Computer Corporation since 1997, and Vice President, Distribution and Logistics Operations for Intelligent Electronics, from 1994 to 1997.

Effective October 4, 1999, Robert C. Singer joined the Company as Senior
Vice President and Chief Financial Officer. Mr. Singer, age 44, is a certified public accountant, who will be responsible for all financial aspects of the Company's business. He has over 20 years of financial experience, having most recently served as Vice President and Chief Financial Officer of the Global Industrial Group of McCormick & Company, Inc. Gerald T. Garland, who served as the Company's Chief Financial Officer since September, 1993 is pursuing personal entrepreneurial interests, but remains as a consultant to the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     10.1  Fourth Amendment to Financing Agreement dated September 30, 1999
     10.2  Amended and Restated Revolving Credit Note dated September 30, 1999
     10.3 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Appendix No. 1 the Company's Definitive Proxy Statement filed with the Commission on July 15,
           1999)
     10.4 Amendment No. 1 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999)
     10.5 Amendment No. 2 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999)
     10.6 Amendment No. 3 to 1994 Stock and Incentive Plan (incorporated by reference to Proposal No. 3 as included in the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999)
     10.7 Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999)
     10.8 Employment Letter Agreement between TESSCO Technologies Incorporated and Robert C. Singer
     10.9  Termination of Employment Agreement between TESSCO
           Technologies Incorporated and Robert C. Singer
     10.10 Employment Letter Agreement between TESSCO Technologies Incorporated and Douglas A. Rein
     10.11 Termination of Employment Agreement between TESSCO Technologies Incorporated and Douglas A. Rein
     11.   Statement re: computation of per share earnings
     27.   Financial Data Schedule

(b)      REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TESSCO TECHNOLOGIES INCORPORATED

Date:  November 10, 1999        By: /s/Robert C. Singer
                                    -------------------------------
                                    Robert C. Singer
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)