Form 10-Q/A
period 1999-09-26
TESSCO TECHNOLOGIES INC
filed 1999-12-03
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

The following is an amendment to Part II - Item 4 of Tessco Technologies Incorporated's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999. This amendment is made to correctly state the number of votes cast in favor of the matters submitted to a vote of security holders, none of which amendments change in any respect the outcome of the votes.

PART II - OTHER INFORMATION

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

Election of Directors. At the meeting, the shareholders reelected Robert B. Barnhill and Benn R. Konsynski, for three year terms expiring at the Company's 2002 Annual Meeting of Shareholders. The votes cast for Mr. Barnhill and Mr. Konsynski were as follows:


         Robert B. Barnhill                3,958,820                  For
                                             147,346                  Against or Withheld
                                                   0                  Abstentions
                                             330,045                  Broker Non-Votes

         Benn R. Konsynski                 3,958,820                  For
                                             147,346                  Against or Withheld
                                                   0                  Abstentions
                                             330,045                  Broker Non-Votes



1994 Stock and Incentive Plan. At the meeting, the shareholders approved as proposed Amendment No. 2 to the 1994 Stock and Incentive Plan increasing the number of shares available for issuance under the plan by 300,000. The number of votes for was 2,291,088, the number of votes against was 322,660, the number of abstentions was 9,368 and the number of broker non-votes was 1,813,095.

1994 Stock and Incentive Plan. At the meeting, the shareholders approved as proposed Amendment No. 3 to the 1994 Stock and Incentive Plan permitting the issuance of up to 50,000 shares to non-employee directors. The number of votes for was 3,907,493, the number of votes against was 189,955, the number of abstentions was 8,718 and the number of broker non-votes was 330,045.

Team Member Stock Purchase Plan. At the meeting, the shareholders approved as proposed the Team Member Stock Purchase Plan which enables eligible employees of the Company to purchase shares of the Company's common stock through payroll deduction. The maximum number of shares authorized for purchase under the plan is 200,000.

The number of votes for was 2,600,287, the number of votes against was 27,726, the number of abstentions was 13,718 and the number of broker non-votes was 1,794,480.

Independent Auditors. At the meeting, the shareholders ratified the appointment of Arthur Andersen LLP to serve as the independent public accountants of the Company for the fiscal year ending March 26, 2000. The number of votes for was 4,104,634, the number of votes against or withheld was 300, the number of abstentions was 1,232, and the number of broker non-votes was 330,045.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TESSCO TECHNOLOGIES INCORPORATED

Date:  December 2, 1999         By: /s/Robert C. Singer
                                    -------------------------------
                                    Robert C. Singer
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)