Form 10-Q
period 1999-12-26
TESSCO TECHNOLOGIES INC
filed 2000-02-09
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

           \X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999

                                       OR

           \ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


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

Yes  \X\     No  \ \

     The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of January 31, 2000 was 4,469,882.

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q

PART I          FINANCIAL INFORMATION

------------------------------------------------------------------------------------------------------------------------

                Item 1         Financial Statements

                               Consolidated Balance Sheets as of December 26, 1999 and March 28, 1999             3

                               Consolidated Statements of Income for the periods ended                            4
                               December 26, 1999 and December 27, 1998

                               Consolidated Statements of Cash Flows for the periods ended                        5
                               December 26, 1999 and December 27, 1998

                               Notes to Consolidated Financial Statements                                         6

                Item 2         Management's Discussion and Analysis of Financial Condition and                    8
                               Results of Operations

                Item 3         Quantitative and Qualitative Disclosures about Market Risk                        11

PART II         OTHER INFORMATION

------------------------------------------------------------------------------------------------------------------------

                Item 1         Legal Proceedings                                                                 12

                Item 2         Changes in Securities                                                             12

                Item 3         Defaults upon Senior Securities                                                   12

                Item 4         Submission of Matters to a Vote of Security Holders                               12

                Item 5         Other Information                                                                 12

                Item 6         Exhibits and Reports on Form 8-K                                                  12


------------------------------------------------------------------------------------------------------------------------


                Signature                                                                                        13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                         December 26,            March 28,
                                                             1999                  1999
---------------------------------------------------------------------------------------------------
                                                          (unaudited)            (audited)

ASSETS

CURRENT ASSETS:
      Cash and marketable securities                   $     --        $     97,700
      Trade accounts receivable, net                     27,426,000      19,621,000
      Product inventory                                  27,783,500      21,149,000
      Deferred tax asset                                    626,600         626,600
      Prepaid expenses and other current assets           1,527,100       1,968,900
-----------------------------------------------------------------------------------
          Total current assets                           57,363,200      43,463,200
-----------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                              16,359,800      15,725,900
DEFERRED TAX ASSET                                          255,100         255,100
GOODWILL                                                  3,373,400       3,618,200
-----------------------------------------------------------------------------------
          Total assets                                 $ 77,351,500    $ 63,062,400
-----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                           $ 22,642,900    $ 12,938,500
      Accrued expenses and other current liabilities      3,736,200       2,783,800
      Revolving line of credit                            4,195,000       4,403,000
      Current portion of long-term debt                     294,900         287,200
-----------------------------------------------------------------------------------
          Total current liabilities                      30,869,000      20,412,500
-----------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                       14,500          14,500
OTHER LIABILITY                                               --             50,000

LONG-TERM DEBT, net of current portion                    6,887,600       7,128,700
-----------------------------------------------------------------------------------

          Total liabilities                              37,771,100      27,605,700
-----------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

      Preferred stock                                         --              --
      Common stock                                           53,000          47,000
      Additional paid-in capital                         21,220,900      20,598,400
      Treasury stock, at cost                            (3,710,600)     (3,107,600)
      Retained earnings                                  22,017,100      17,918,900
-----------------------------------------------------------------------------------
          Total shareholders' equity                     39,580,400      35,456,700
-----------------------------------------------------------------------------------
          Total liabilities and shareholders' equity   $ 77,351,500    $ 63,062,400
-----------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------
                                       Fiscal Quarters Ended                 Nine Months Ended
                                December 26,      December 27,       December 26,    December 27,
                                    1999              1998               1999            1998
---------------------------------------------------------------------------------------------------
                                 (unaudited)       (unaudited)        (unaudited)     (unaudited)

Revenues                       $   52,436,300   $   40,661,200   $  140,577,000   $  120,278,800
Cost of goods sold                 37,920,700       29,621,500      101,755,400       89,432,600
------------------------------------------------------------------------------------------------

      Gross profit                 14,515,600       11,039,700       38,821,600       30,846,200
------------------------------------------------------------------------------------------------

Selling, general and
       administrative
       expenses                    11,986,700        9,658,100       31,316,200       27,544,700
------------------------------------------------------------------------------------------------

      Income from operations        2,528,900        1,381,600        7,505,400        3,301,500

Interest expense, net                 310,100          322,100          895,400          875,200
------------------------------------------------------------------------------------------------

      Income before
            provision for
            income taxes            2,218,800        1,059,500        6,610,000        2,426,300

Provision for income taxes            843,200          402,600        2,511,800          922,100
------------------------------------------------------------------------------------------------

      Net income               $    1,375,600   $      656,900   $    4,098,200   $    1,504,200
------------------------------------------------------------------------------------------------

Basic earnings per share       $         0.31   $         0.15   $         0.92   $         0.34
------------------------------------------------------------------------------------------------

Diluted earnings per share     $         0.30   $         0.14   $         0.89   $         0.33
------------------------------------------------------------------------------------------------

Basic weighted average
       shares outstanding           4,488,100        4,420,100        4,466,300        4,416,400
------------------------------------------------------------------------------------------------

Diluted weighted average
       shares outstanding           4,563,000        4,627,500        4,586,000        4,596,000
------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                          December 26,       December 27,
                                                                              1999               1998
-------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $ 4,098,200      $ 1,504,200
      Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                      1,983,600        1,497,600
          Provision for bad debts                                              204,900          283,100
      Increase in trade accounts receivable                                 (8,009,900)      (3,593,700)
      Increase in product inventory                                         (6,634,500)      (1,841,500)
      Decrease (increase) in prepaid expenses and other current assets         441,800         (372,400)
      Increase (decrease) in trade accounts payable                          9,704,400       (1,817,300)
      Increase in accrued expenses and other current liabilities               977,900           63,900
---------------------------------------------------------------------------------------------------------
          Net cash provided by (used in)operating activities                 2,766,400       (4,276,100)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                 (2,372,700)      (2,211,400)
---------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                             (2,372,700)      (2,211,400)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from revolving line of credit                                      --          2,230,200
      Repayments of revolving line of credit                                  (208,000)            --
      Payments on long-term debt                                              (233,400)        (244,100)
      Proceeds from exercise of stock options                                     --             42,200
      Decrease in other liabilities                                            (50,000)            --
---------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                 (491,400)       2,028,300
---------------------------------------------------------------------------------------------------------

          Net decrease in cash and marketable securities                       (97,700)      (4,459,200)

CASH AND MARKETABLE SECURITIES, beginning of period                             97,700        4,459,200
---------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                              $      --        $      --
---------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1999
(Unaudited)

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

-------------------------------------------------------------------------------------------
                                Fiscal Quarters Ended           Nine Months Ended
                             December 26,   December 27,   December 26,  December 27,
                                 1999          1998           1999          1998
-------------------------------------------------------------------------------------------
Basic weighted average
     common shares
     outstanding              4,488,100     4,420,100     4,466,300     4,416,400
Effect of dilutive common
     equivalent shares           74,900       207,400       119,700       179,600
-------------------------------------------------------------------------------------------
Diluted weighted average
     shares outstanding       4,563,000     4,627,500     4,586,000     4,596,000
-------------------------------------------------------------------------------------------

Options to purchase 647,400 shares of common stock at a weighted average exercise price of $22.01 per share were outstanding as of December 26, 1999, but the common equivalent shares were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

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

Under SOP 98-1, training costs, data conversion costs and internal costs incurred for upgrades, enhancements and maintenance should be expensed as incurred. Impairment of capitalized software should be recognized in accordance with the provision of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The SOP is effective for fiscal years beginning after December 15, 1998 and is to be adopted prospectively. The adoption of SOP 98-1 has not had a material effect on the Company's financial condition or results of operations.

Note 4.  New Revolving Credit Agreement
--------------------------------------------------------------------------------

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

Third Quarter of Fiscal 2000 Compared to Third Quarter of Fiscal 1999
--------------------------------------------------------------------------------

Revenues increased by $11.8 million, or 29.0%, to $52.4 million for the third quarter of fiscal 2000 compared to $40.6 million for the third quarter of fiscal 1999. Revenues from each of the Company's product categories increased. The largest percentage increase was experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 47%, 38% and 15%, respectively, of revenues during the third quarter of fiscal 2000. The Company experienced revenue growth from its market categories as well. Resellers, system operators, consumer services and international users accounted for approximately 30%, 55%, 8% and 7%, respectively, of revenues during the third quarter of fiscal 2000.

Gross profit increased by $3.5 million, or 31.5%, to $14.5 million for the third quarter of fiscal 2000 compared to $11.0 million for the third quarter of fiscal 1999 due to increased revenues and improved gross profit margins. The gross profit margin increased to 27.7% for the third quarter of fiscal 2000 compared to 27.2% for the third quarter of fiscal 1999. The increase in gross profit margin was principally attributable to the effect of product mix changes, more competitive pricing on base site infrastructure inventory purchases and a move to more value-added, solution-based pricing strategies.

Total operating expenses increased by $2.3 million, or 24.1%, to $12.0 million for the third quarter of fiscal 2000 compared to $9.7 million for the third quarter of fiscal 1999. Total operating expenses decreased as a percentage of revenues to 22.9% for the third quarter of fiscal 2000 from 23.8% for the third quarter of fiscal 1999. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements, while the decrease as a percentage of revenue is attributable to a disproportionately greater increase in revenues.

Income from operations increased by $1.1 million, or 83%, to $2.5 million for the third quarter of fiscal 2000 compared to $1.4 million for the third quarter of fiscal 1999. The operating income margin increased to 4.8% for the third quarter of fiscal 2000 compared to 3.4% for the third quarter of fiscal 1999.

Net interest expense decreased by $12,000, or 3.7%, to $310,100 for the third quarter of fiscal 2000 compared to $322,100 for the third quarter of fiscal 1999. This decrease is due to decreased levels of borrowing under the Company's revolving line of credit, partially offset by higher interest rates.

Income before provision for income taxes increased $1.2 million or 109% to $2.2 million for the third quarter of fiscal 2000 compared to $1.1 million for the third quarter of fiscal 1999. The effective tax rate for both quarters was 38%. Net income and earnings per share (diluted) for the second quarter of fiscal 2000 increased 109% and 114%, respectively, compared to the third quarter of fiscal 1999.

First Nine Months of Fiscal 2000 Compared to First Nine Months of Fiscal 1999
--------------------------------------------------------------------------------

Revenues increased by $20.3 million, or 16.9%, to $140.6 million for the first nine months of fiscal 2000 compared to $120.3 million for the first nine months of fiscal 1999. Revenues increased in each of the Company's major product categories, with the largest percentage increase experienced in the sale of test and maintenance products, followed closely by subscriber accessory products and services. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 49%, 38% and 13%, respectively, of revenues during the first nine months of fiscal 2000. The Company experienced revenue growth from its reseller, system operator and consumer services categories, partially offset by a decrease in its international category. Resellers, system operators, consumer services and international users accounted for approximately 30%, 55%, 8% and 7%, respectively, of revenues during the first nine months of fiscal 2000.

Gross profit increased by $8.0 million, or 25.9%, to $38.8 million for the first nine months of fiscal 2000 compared to $30.8 million for the first nine months of fiscal 1999. The gross profit margin increased to 27.6% for the first nine months of fiscal 2000 compared to 25.6% for the first nine months of fiscal 1999. The increase in gross profit margin was principally attributable to the effect of product mix changes, more competitive pricing on base site infrastructure inventory purchases and a move to more value-added, solution-based pricing strategies.

Total operating expenses increased by $3.8 million, or 13.7%, to $31.3 million for the first nine months of fiscal 2000 compared to $27.5 million for the first nine months of fiscal 1999. Total operating expenses decreased as a percentage of revenues to 22.3% for the first nine months of fiscal 2000 from 22.9% for the first nine months of fiscal 1999. The increase in these expenses is primarily attributable to continued investment in personnel and marketing expenses to support future revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements. The decrease as a percentage of revenue is attributable to a disproportionately greater increase in revenue.

Income from operations increased by $4.2 million, or 127%, to $7.5 million for the first nine months of fiscal 2000 compared to $3.3 million for the first nine months of fiscal 1999. The operating income margin increased to 5.3% for the first nine months of fiscal 2000 compared to 2.7% for the first nine months of fiscal 1999.

Net interest expense increased by $20,200, or 2.3%, to $895,400 for the first nine months of fiscal 2000 compared to $875,200 for the first nine months of fiscal 1999. This increase is due to higher interest rates partially offset by decreased levels of borrowing under the Company's revolving credit facility.

Income before provision for income taxes increased $4.2 million or 172% to $6.6 million for the first nine months of fiscal 2000 compared to $2.4 for the first nine months of fiscal 1999. The effective tax rate for both periods was 38%. Net income and earnings per share (diluted) for the first nine months of fiscal 2000 increased 172% and 170%, respectively, compared to the first nine months of fiscal 1999.


-------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------------------------------------------------------

Net cash provided by operating activities was $2.8 million for the first nine months of fiscal 2000, compared to net cash used by operating activities of $4.3 million for the first nine months of fiscal 1999. This increase was primarily the result of significant increases in net income and trade accounts payable, partially offset by increases in accounts receivable and product inventory. Net cash used in investing activities increased to $2.4 million for the first nine months of fiscal 2000 compared to $2.2 million for the first nine months of fiscal 1999. Net cash used by financing activities was $491,400 for the first nine months of fiscal 2000 compared to net cash provided by financing activities of $2.0 million for the first nine months of fiscal 1999. This change is primarily the result of net repayments of the Company's revolving line of credit during the first nine months of fiscal 2000 compared to net borrowings during the first nine months of fiscal 1999.

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

Based on its assessment, the Company determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company has utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased was capitalized; all other costs were expensed as incurred. The cost of the project did not have a material effect on the results of operations. The Company experienced no computer failures due to the Year 2000 issue on any of the Company's "mission critical" systems to date.

In addition, the Company has experienced no material adverse effects related to the failure of third parties to remediate their own Year 2000 issues. However, there can be no guarantee that the Company or other third parties will not experience Year 2000 related computer system malfunctions during calendar 2000 or beyond.

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

                               TESSCO TECHNOLOGIES INCORPORATED



Date:  February __, 2000       By: /S/ROBERT C. SINGER
                                   -------------------------------
                                   Robert C. Singer
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (principal financial and accounting officer)