Form 10-K
period 2000-03-26
TESSCO TECHNOLOGIES INC
filed 2000-06-14
CIK 927355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 26, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24746
                            ------------------------

                        TESSCO TECHNOLOGIES INCORPORATED

               (Exact name of registrant as specified in charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   52-0729657
                       (IRS Employer Identification No.)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / /

    The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the Nasdaq Stock Market as of May 5, 2000 was $89,582,560. The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 5, 2000 was 4,479,128.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held July 20, 2000, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

PART I
Item 1        Business....................................................      3
              General.....................................................      3
              Products and Services.......................................      3
              Customers...................................................      4
              Method of Operation.........................................      5
              Employees...................................................      8
              Competition.................................................      8
              Intellectual Property.......................................      9
Item 2        Properties..................................................      9
Item 3        Legal Proceedings...........................................      9
Item 4        Submission of Matters to a Vote of Security Holders.........      9
Item 4A       Executive Officers of the Company...........................     10

PART II
Item 5        Market for Registrant's Common Equity and Related
              Shareholder Matters.........................................     12
Item 6        Selected Financial Data.....................................     13
              Quarterly Results of Operations.............................     14
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     15
Item 7A       Quantitative and Qualitative Disclosures about Market
              Risk........................................................     17
Item 8        Consolidated Financial Statements and Supplementary Data....     18
              Consolidated Balance Sheets.................................     18
              Consolidated Statements of Income...........................     19
              Consolidated Statements of Changes in Shareholders'
              Equity......................................................     20
              Consolidated Statements of Cash Flows.......................     21
              Notes to Consolidated Financial Statements..................     22
              Management's Responsibility for Financial Statements........     30
              Report of Independent Public Accountants....................     30
Item 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     31

PART III
Item 10       Directors and Executive Officers of the Registrant..........     31
Item 11       Executive Compensation......................................     31
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................     31
Item 13       Certain Relationships and Related Transactions..............     31

PART IV
Item 14       Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................     31
Schedule II: Valuation and Qualifying Accounts............................     34
Signatures................................................................     35

                                     PART I

ITEM 1: BUSINESS

GENERAL

    TESSCO Technologies Incorporated (TESSCO or the Company) is a leading provider of the services, products and solutions required to build, operate, maintain and use wireless voice, data, messaging, location tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology.

    TESSCO's guiding vision is to be The Vital Link between buyers and manufacturers. For its customers, TESSCO provides a total source of product knowledge and solutions. For its manufacturers, TESSCO presents, markets and sells their products as a part of a customer solution, thus providing a cost-effective channel to a broad and diverse customer base. The TESSCO mission is to virtually link the knowledge to make decisions and the delivery of configured product solutions to the point of use, while providing control of the supply chain process.

    All customer, manufacturer, product, configuration, sales and delivery activities are directed by an integrated enterprise information technology platform. TESSCO's Product Knowledge System (PK), an integrated database containing specifications and configuration information for over 20,000 wireless communications products, is presented on TESSCO.com-TM-, in the Buyer's Guide-TM- and in The Wireless Journal-Registered Trademark-. TESSCO's PK allows presentation and comparison of product and solution choices and alternatives. Product presentations include all specifications, features, benefits, photographs, and usage instructions. PK information is processed into knowledge for decision making and can be presented in print, electronically or on the Internet.

    TESSCO.com-TM-, the Internet-based Knowledge-Configuration-Delivery-Control
(KCDC) Solution and Transaction System, gives engineers, system designers, technicians and buyers tools to help them make better decisions; configure complete solutions; eliminate inventory; and achieve on-time, low-cost system operation. Buyers can quickly and easily (1) select and evaluate possible choices; (2) configure solutions and orders with worksheets; (3) confirm pricing and availability; (4) reserve and order products for delivery; and (5) control, support and track purchases by accessing TESSCO.com-TM- or the sales and technical support center 24 hours a day, 7 days a week.

    TESSCO's support operations are centralized in the Global Logistics Center, the Company's ISO 9002 registered headquarters in Hunt Valley, Maryland. Fulfillment centers in Hunt Valley, Maryland and Reno, Nevada, configure orders for complete, on-time delivery throughout the world. The Company currently serves more than 8,000 business customers and 14,000 consumers per month, including a diversified mix of cellular, PCS and paging carriers, Wireless ISP, fixed broadband and mobile dispatch operators, infrastructure site owners, contractors and integrators, wireless value-added resellers, retailers, plus consumers and subscribers.

PRODUCTS AND SERVICES

    TESSCO identifies, selects, catalogs, markets and sells products and services required to build, operate, maintain and use a wireless system, as well as accessory products for wireless system subscribers. The Company principally offers competitively priced, manufacturer brand name products, ranging from simple hardware items to sophisticated spectrum analyzers, with prices ranging from less than $1 to over $80,000 and gross profit margins ranging from less than 5% to over 60%. During fiscal 2000, the Company offered over 20,000 stock keeping units (SKUs), broadly classified as base site infrastructure, subscriber accessory, and test and maintenance supplies, which accounted for approximately 49%, 36% and 15% of revenues, respectively, during fiscal 2000.

    BASE SITE INFRASTRUCTURE PRODUCTS are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. The Company's base site infrastructure service offerings include connector installation, custom jumper assembly, filter product tuning, site "kitting" and "logistics integration."

    SUBSCRIBER ACCESSORY PRODUCTS are those products used with mobile and portable devices, such as cellular telephones, pagers and two-way radios. Products include replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Customized order fulfillment services and affinity marketing programs, such as providing outsourced call centers and private label Internet sites, complement the Company's primary subscriber accessory product offering.

    TEST AND MAINTENANCE PRODUCTS are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency, voltage and power measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians.

    While TESSCO principally provides manufacturer brand name products, a variety of products, which are primarily subscriber accessory products, are developed and offered under its private labels, mainly "Wireless
Solutions-Registered Trademark-."

    As part of its commitment to customer service, the Company typically allows customers to return a product for any reason, for credit, within 30 days after the date of purchase. Total returns and credits have been less than 4% of revenues in each of the past three fiscal years.

    As of March 26, 2000, the Company was offering products purchased from over 350 manufacturers. Although a substantial portion of the Company's purchases are concentrated with a small number of vendors (approximately 38% of TESSCO's fiscal 2000 revenues were generated by the sale of products purchased from its top ten vendors, with products purchased from its largest vendor generating approximately 8%), the Company believes that alternative sources of supply are available for many of the product types it carries.

CUSTOMERS

    TESSCO's customer base consists of systems operators, resellers, consumers, and international users which accounted for approximately 56%, 30%, 8%, and 6%, respectively, of fiscal 2000 revenues. All of these customers, excluding consumers, share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system.

    SYSTEMS OPERATORS are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers. Also categorized as systems operators are self-maintained users who have significant internal communications requirements and, as a result, own and operate their own two-way radio networks and service their own equipment. Self-maintained users include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations.

    RESELLERS sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. TESSCO's customers in this classification include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

    CONSUMERS having cellular or PCS phones place orders for accessories via telephone and the Internet through TESSCO's affinity marketing programs. Under these programs, the Company collaborates with its affinity marketing clients, including OEMs, wireless carriers and dealers, to market to their customers under their brands. TESSCO acts as the merchant on behalf of the affinity marketing client, interfacing with the customer, accepting the order, shipping from TESSCO's inventory and collecting payment. TESSCO's affinity marketing programs create a high level of customer service and supplementary income for the client through revenue share payments.

    INTERNATIONAL USERS are generally systems operators that conduct business outside of the United States. TESSCO currently services customers in over 90 countries.

    No one customer accounted for more than 3% of TESSCO's revenues during fiscal 2000. TESSCO's ten largest customers accounted for approximately 14% of its revenues during fiscal 2000.

METHOD OF OPERATION

    TESSCO believes that it has developed a highly integrated, technologically advanced and efficient method of operation based on these key tenets:

    - understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;

    - allowing customers to make the best decisions by delivering product knowledge, not just information, through TESSCO's knowledge tools, including the Buyer's Guide-TM-, a one-of-a-kind industry resource, and TESSCO.com-TM-, the Company's Internet-based solution and transaction system;

    - responding to what TESSCO refers to as "the moments of truth" by providing sales, service and technical support 24 hours a day, seven days a week, 365 days a year;

    - providing customers what they need, when and where they need it, by delivering total source product and service solutions; and

    - helping customers enhance their operations by providing real-time status tracking and performance measurement.

    The TESSCO organization is a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consists of these integrated units:

    MARKETS: To meet the needs of a dynamic marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on three primary markets: system operators (i.e., carrier, tower, build-to-suit contractors, Internet service providers, self-maintained users and international users); resellers (i.e., dealers, value-added resellers, and retail and mass merchants); and consumer and fulfillment services (i.e., affinity programs). This organization allows customized product offerings and value propositions to be developed for particular markets and the building of closer, long-term customer relationships.

    TESSCO attempts to understand and anticipate customers' needs and build solutions by cultivating lasting relationships. The Company's customer database contains detailed information on over 75,000 existing and potential customers, including the names of key personnel, past contacts and inquiry, buying and credit histories. This extensive customer database enables the Company to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers. Customer relationship representatives follow up on these customer inquiries through distribution of the Company's information materials, phone contact and field visits. The information technology system tracks a potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, the Company carefully analyzes purchasing patterns and identifies opportunities to encourage customers to make more frequent purchases of a broader array of products. TESSCO believes that it is able to develop efficient and effective marketing programs to expand its customer base and increase sales to its existing customers, while at the same time managing sales and marketing expenses. Scheduled calls are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business supply relationship.

    MARKETING AND SOLUTION DEVELOPMENT: TESSCO actively monitors advances in technologies and industry trends, both through market research and continual customer interaction, and continues to add to its product offerings as new wireless communications products and technologies are developed.

    In addition to determining the product offering, the Company's product development teams provide the technical foundation for both customers and TESSCO personnel. The Product Knowledge System (PK) is continually updated to add technical information in response to vendor specification changes and customer inquiries. PK contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products and purchase and sales histories. This information is available on a real-time basis to all TESSCO personnel for product development, procurement, technical support, cataloging and marketing.

    The Company utilizes its Product Knowledge System to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to view TESSCO as an important source of their product requirements by providing useful and timely product and service information. These knowledge tools include Buyer's Guides-TM-distributed semi-annually to over 75,000 current and prospective buyers in over 120 countries; The Wireless Journal-Registered Trademark-, which is designed to introduce the reader to TESSCO's capabilities and product offerings and contains information on significant industry trends and product reviews; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; TESSCO T-Flash-TM-, which features new products and monthly specials; Tech Tips, which offer suggestions and ideas from other TESSCO vendor partners; and TESSCO.com-TM-.

    TESSCO.com-TM-, the Company's Internet-based
Knowledge-Configuration-Delivery-Control (KCDC) Solution and Transaction System, features an on-line version of the Company's printed Buyer's Guide-TM- and a unique business-to-business transaction system, enabling customers to conduct product searches and to place customized orders for complete, on-time delivery. Its features include:

    - an electronic version of the Company's printed Buyer's Guide-TM-;

    - in-depth product knowledge, including illustrations, detailed specifications and application information;

    - real-time product availability for over 20,000 SKUs from more than 350 manufacturers of base site infrastructure products, subscriber accessory products, as well as test equipment and maintenance products;

    - customer-specific pricing, based on TESSCO's tiered pricing structure which is tied to a customer's purchases;

    - easy ordering capabilities; and

    - order confirmation, specifying the contents, delivery date, tracking number and total cost of an order.

    TESSCO not only empowers its customers to make better decisions by delivering product knowledge, rather than just information, but through its knowledge tools, it also provides its manufacturers the opportunity to develop their brands and to promote their products to a broad and diverse customer base.

    PROCUREMENT AND INVENTORY MANAGEMENT: TESSCO's product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing TESSCO's return on its inventory investment.

    The Company uses its information technology system to monitor and manage its inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As of March 26, 2000 and March 28, 1999, the Company had an immaterial level of backlog orders, all of which are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 26, 2000 and March 28, 1999, inventory write-offs were 0.3% and 0.5% of total purchases, respectively. Generally, the Company has been able to return slow-moving inventory to its vendors pursuant to stock rotation agreements.

    CUSTOMER SUPPORT AND ORDER ENTRY: The customer support teams are responsible for responding to what TESSCO refers to as "the moments of truth" by providing sales and customer support services by means of an effective and efficient transaction system. TESSCO also continually monitors its customer service levels through report cards included with each product shipment, customer surveys and regular interaction with customers. By combining its broad product offerings with a commitment to superior customer service, TESSCO seeks to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer's need to maintain higher inventory levels.

    The Company's information technology system provides detailed information on every customer account, including recent inquiries, buying and credit histories, separate buying locations within a customer and contact diaries for key personnel, as well as detailed product information, including technical, product availability and pricing information. The information technology system increases sales productivity by enabling any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

    TESSCO believes that its commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables it to maximize sales, customer satisfaction and retention. The average number of business customers per month has increased from 7,500 in fiscal 1999 to 8,000 in fiscal 2000. An average of 14,000 consumer end-users were served per month in fiscal 2000 as compared to 12,200 in fiscal 1999, as the Company has continued to expand its affinity marketing programs.

    FULFILLMENT AND DISTRIBUTION: Orders are received at the Company's centralized customer support center. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials handling system, which is integrated with the information technology system, utilizes bar coded labels which are applied to every product, allowing distribution center personnel to utilize radio-frequency scanners to locate products, fill orders and update inventory. The centralized distribution center also allows the Company to improve inventory control, minimize multiple product shipments to complete an order, limit inventory duplication and reduce the overhead associated with its distribution functions. Orders can be delivered by a variety of freight lines and carriers as specified by the customer. Delivery charges are calculated on the basis of the weight of the products delivered, not distance to the customer. TESSCO believes that this approach--combined with its Performance and Delivery Guarantee, which emphasizes not merely prompt shipment, but on-time delivery--enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make TESSCO their total source supplier.

    INFORMATION TECHNOLOGY: Critical to the success of the Company's operations is its information technology system. TESSCO has made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal communications. The information technology system includes highly developed customer and product databases and is integrated with the Company's centralized distribution center. The information contained in the system is available on a real-time basis to TESSCO employees and is utilized in every area of the Company's operations.

    During fiscal 1999, TESSCO began migrating its system to Oracle database information technology, thereby augmenting its existing system. During fiscal 2000, TESSCO continued this migration. To date, the Company has completed implementation of several Oracle applications and continues its strategy to migrate completely to Oracle database technology. In so doing, TESSCO believes it has achieved and will continue to achieve system scalability while providing its customers and manufacturers with enhanced knowledge delivery.

    The Company has developed TESSCO.com-TM-, an Internet-based Knowledge-Configuration-Delivery-Control (KCDC) Solution and Transaction System that enables customers to find and compare products; build and view worksheets; confirm the price and availability of their product choices; and execute orders for complete, on-time delivery. The web site is integrated into the Company's order entry and fulfillment system.

    In addition, TESSCO hosts several websites for certain affinity partners. By hosting these websites, TESSCO is able to seamlessly interact with the customer and fulfill on-line orders for these affinity partners.

EMPLOYEES

    As of March 26, 2000, the Company had 388 full-time equivalent employees. Of the Company's full-time equivalent employees, 210 were engaged in customer and vendor service, marketing and product management, 130 were engaged in fulfillment and distribution operations, and 48 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

COMPETITION

    The emerging wireless communications distribution industry is fragmented and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Sprint North Supply and Anicom, and numerous regional distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the subscriber accessory market, and the risk of new competitors entering the market is high. The Company believes, however, that its strength in service, the breadth and depth of its product offering, its information technology system, and its large customer base and purchasing relationships with more than 350 manufacturers provide it with a significant competitive advantage over new entrants to the market. Certain of the Company's current competitors, particularly certain manufacturers, have substantially greater capital resources, sales and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

    Continuing changes in the wireless communications industry, including risks associated with conflicting technology, changes in technology and inventory obsolescence, could adversely affect future operating results. In addition, the Company views the rapid expansion of Internet technology as a positive business opportunity; however, this technology and evolving Internet business models could also present additional competitive pressures and challenges to the Company.

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

INTELLECTUAL PROPERTY

    TESSCO seeks to protect its intellectual property through a combination of trademarks, service marks, confidentiality agreements, trade secret protection and, if and when appropriate, patent protection. Thus far, TESSCO has generally sought to protect its intellectual property, including its product data and information, customer information and information technology systems, through trademark filings and non-disclosure, confidentiality and trade secret agreements. The Company typically requires its employees, consultants and others having access to its technology to sign confidentiality and non-disclosure agreements. There can be no assurance that these confidentiality and non-disclosure agreements will be honored, or whether they can be fully enforced, or that other entities may not independently develop systems, technologies or information similar to that on which the Company relies.

    The Company maintains a number of trade names and registered trademarks in connection with its business activities, including
"TESSCO-Registered Trademark-," "Your Total Source-Registered Trademark-," "The Wireless Journal-Registered Trademark-," "Wireless
Solutions-Registered Trademark-," "TESSCO Technologies-Registered Trademark-," "TESSCO Service Solutions-TM-," "National Airtime-Registered Trademark-," "The Vital Link for the Wireless Communications Industry-Registered Trademark-," "TESSCO Magic-Registered Trademark-," "Your Procurement
Wizard-Registered Trademark-," "Wireless Rent-TM-,"
"TechNet-Registered Trademark-," "Striving to be the Best-Registered Trademark-" and "Power Tower-Registered Trademark-." The Company's general policy is to file for trademark and service mark protection for each of its trademarks and trade names and to enforce its rights against any infringement.

    Although TESSCO currently holds no patents, TESSCO intends, if and when appropriate, to seek patent protection for patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies which are important to TESSCO's business, and as a result, the Company's business may be adversely affected. In response to patents of others, the Company may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design its systems around the patents of others.

ITEM 2: PROPERTIES

    The Company's corporate headquarters and centralized distribution center, its Global Logistics Center, are located in a company-owned 184,000 square-foot facility located north of Baltimore in Hunt Valley, Maryland. Certain long-term debt is secured by the property, as described in Note 5 to the Consolidated Financial Statements. West coast sales and fulfillment is facilitated by a 15,000 square-foot distribution center in Reno, Nevada which is leased by the Company pursuant to a non-cancellable lease expiring June 2001.

ITEM 3: LEGAL PROCEEDINGS

    The Company is not party to any material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 4A: EXECUTIVE OFFICERS OF THE COMPANY

    Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company is as follows:

NAME                                  AGE                POSITION
----                                --------   ----------------------------
Robert B. Barnhill, Jr............     56      Chairman, President and       Robert B. Barnhill, Jr. is
                                               Chief Executive Officer       Chairman, President and Chief
                                                                             Executive Officer and founded the
                                                                             business in 1982.

Robert C. Singer..................     44      Senior Vice President and     Robert C. Singer joined the
                                               Chief Financial Officer       Company in October 1999 as Senior
                                                                             Vice President and Chief Financial
                                                                             Officer. Previously, he was Vice
                                                                             President and Chief Financial
                                                                             Officer of the Global Industrial
                                                                             Group of McCormick & Company, Inc.

Richard A. Guipe..................     50      Senior Vice President of      Richard A. Guipe joined the
                                               Sales and Market Development  Company in June 1996 and has
                                                                             served as Senior Vice President of
                                                                             Sales and Market Development since
                                                                             January 2000. Prior to that date,
                                                                             Mr. Guipe served in several
                                                                             executive positions with the
                                                                             Company. Prior to joining the
                                                                             Company, he served as a vice
                                                                             president for the Heliax Products
                                                                             Division of Andrew Corporation.

Douglas A. Rein...................     40      Senior Vice President of      Douglas A. Rein joined the Company
                                               Fulfillment and Operations    in July 1999 as Senior Vice
                                                                             President of Fulfillment and
                                                                             Operations. Previously, he was
                                                                             Director of Operations for Compaq
                                                                             Computer Corporation and Vice
                                                                             President, Distribution and
                                                                             Logistics Operations for
                                                                             Intelligent Electronics.

NAME                                  AGE                POSITION
----                                --------   ----------------------------
Mary Lynn Schwartz................     44      Senior Vice President, Chief  Mary Lynn Schwartz rejoined the
                                               Administrative Officer and    Company in November 1997 and has
                                               Corporate Secretary           served as Senior Vice President,
                                                                             Chief Administrative Officer and
                                                                             Corporate Secretary since January
                                                                             2000. Prior to that date,
                                                                             Ms. Schwartz served in several
                                                                             executive positions with the
                                                                             Company. Between 1992 and 1997,
                                                                             she owned and managed a local
                                                                             public accounting and management
                                                                             consulting practice. She served as
                                                                             the Company's Chief Financial
                                                                             Officer from 1988 to 1992.

Randolph S. Wilgis................     36      Senior Vice President of New  Randolph S. Wilgis joined the
                                               Business Development          Company in June 1991 and has
                                                                             served as Senior Vice President of
                                                                             New Business Development since
                                                                             January 2000. Prior to that date,
                                                                             Mr. Wilgis served in several
                                                                             executive positions with the
                                                                             Company. Prior to joining the
                                                                             Company, he served as a project
                                                                             manager for the Whiting Turner
                                                                             Company.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock has been publicly traded on the Nasdaq Stock Market since September 28, 1994 under the symbol "TESS." The quarterly range of prices per share during fiscal years 1999 and 2000 are as follows:

                                                                HIGH               LOW
                                                             ----------         ----------
FISCAL 1999
First Quarter..............................................  21 1/4             17 3/8
Second Quarter.............................................  21 1/8             18 1/4
Third Quarter..............................................  24 3/4             20
Fourth Quarter.............................................  22 3/4             21 1/8

FISCAL 2000
First Quarter..............................................  24 3/8             21
Second Quarter.............................................  22                 15 1/2
Third Quarter..............................................  20 1/2             14 1/4
Fourth Quarter.............................................  24                 15

    As of May 5, 2000, the number of shareholders of record of the Company was
61. The Company estimates that the number of beneficial owners as of that date was 2,600.

    The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

ITEM 6: SELECTED FINANCIAL DATA

FISCAL YEARS ENDED                        MARCH 26, 2000   MARCH 28, 1999   MARCH 29, 1998   MARCH 28, 1997   MARCH 29, 1996
------------------                        --------------   --------------   --------------   --------------   --------------
STATEMENT OF INCOME DATA
Revenues................................   $196,830,300     $160,582,200     $131,658,200     $147,086,000      $92,290,100
Cost of goods sold......................    142,523,000      118,535,300       95,858,800      109,817,800       68,974,400
                                           ------------     ------------     ------------     ------------      -----------
Gross profit............................     54,307,300       42,046,900       35,799,400       37,268,200       23,315,700
Selling, general and administrative
  expenses..............................     44,027,400       36,793,500       29,662,200       29,183,200       17,126,700
Asset impairment and restructuring
  charge................................             --          831,000               --          310,200               --
                                           ------------     ------------     ------------     ------------      -----------
Income from operations..................     10,279,900        4,422,400        6,137,200        7,774,800        6,189,000
Interest expense (income), net..........      1,340,300        1,240,800          712,600          982,100         (179,000)
                                           ------------     ------------     ------------     ------------      -----------
Income before provision for income
  taxes.................................      8,939,600        3,181,600        5,424,600        6,792,700        6,368,000
Provision for income taxes..............      3,397,000        1,209,200        2,049,000        2,614,800        2,327,000
                                           ------------     ------------     ------------     ------------      -----------
Net income..............................   $  5,542,600     $  1,972,400     $  3,375,600     $  4,177,900      $ 4,041,000
                                           ============     ============     ============     ============      ===========
Diluted earnings per share..............   $       1.20     $       0.43     $       0.73     $       0.89      $      0.89
Diluted weighted average shares
  outstanding...........................      4,599,500        4,600,100        4,610,300        4,703,800        4,555,200
                                           ============     ============     ============     ============      ===========
PERCENTAGE OF REVENUES
Revenues................................          100.0%           100.0%           100.0%           100.0%           100.0%
Cost of goods sold......................           72.4             73.8             72.8             74.7             74.7
                                           ------------     ------------     ------------     ------------      -----------
Gross profit............................           27.6             26.2             27.2             25.3             25.3
Selling, general and administrative
  expenses..............................           22.4             22.9             22.5             19.8             18.6
Asset impairment and restructuring
  charge................................             --              0.5               --              0.2               --
                                           ------------     ------------     ------------     ------------      -----------
Income from operations..................            5.2              2.8              4.7              5.3              6.7
Interest expense (income), net..........            0.7              0.8              0.5              0.7             (0.2)
                                           ------------     ------------     ------------     ------------      -----------
Income before provision for income
  taxes.................................            4.5              2.0              4.1              4.6              6.9
Provision for income taxes..............            1.7              0.8              1.6              1.8              2.5
                                           ------------     ------------     ------------     ------------      -----------
Net income..............................            2.8%             1.2%             2.5%             2.8%             4.4%
                                           ============     ============     ============     ============      ===========
SELECTED OPERATING DATA
Average commercial buyers per month.....          8,000            7,500            7,000            6,200            4,600
Average consumer buyers per month.......         14,100           12,200            3,700            1,700               --
Total orders shipped....................        645,000          426,500          302,000          255,400          176,400
Revenues per employee...................   $    507,300     $    462,100     $    454,000     $    584,000      $   576,000
BALANCE SHEET DATA
Working capital.........................   $ 28,232,100     $ 23,050,700     $ 22,270,100     $ 21,331,300      $17,389,800
Total assets............................     84,214,200       63,062,400       59,926,900       50,915,300       36,527,900
Short-term debt.........................      6,194,900        4,690,200          294,000          416,900          126,400
Long-term debt..........................      6,795,800        7,128,700        7,441,400        7,637,900           85,000
Shareholders' equity....................     41,082,200       35,456,700       33,391,500       29,371,600       24,544,100

QUARTERLY RESULTS OF OPERATIONS

                                           FISCAL 2000 QUARTERS ENDED                        FISCAL 1999 QUARTERS ENDED
                         ---------------------------------------------------------------   ------------------------------
                         MARCH 26, 2000   DEC. 26, 1999   SEPT. 26, 1999   JUNE 27, 1999   MARCH 28, 1999   DEC. 27, 1998
                         --------------   -------------   --------------   -------------   --------------   -------------
Revenues...............    $56,253,300     $52,436,300     $44,612,900      $43,527,800      $40,303,400     $40,661,200
Cost of goods sold.....     40,767,600      37,920,700      31,932,300       31,902,400       29,102,700      29,621,500
                           -----------     -----------     -----------      -----------      -----------     -----------
Gross profit...........     15,485,700      14,515,600      12,680,600       11,625,400       11,200,700      11,039,700
Selling, general and
  administrative
  expenses.............     12,711,300      11,986,700       9,988,200        9,341,200        9,248,800       9,658,100
Asset impairment and
  restructuring
  charge...............             --              --              --               --          831,000              --
                           -----------     -----------     -----------      -----------      -----------     -----------
Total operating
  expenses.............     12,711,300      11,986,700       9,988,200        9,341,200       10,079,800       9,658,100
                           -----------     -----------     -----------      -----------      -----------     -----------
Income from
  operations...........      2,774,400       2,528,900       2,692,400        2,284,200        1,120,900       1,381,600
Interest expense,
  net..................        444,800         310,100         259,600          325,800          365,600         322,100
                           -----------     -----------     -----------      -----------      -----------     -----------
Income before provision
  for income taxes.....      2,329,600       2,218,800       2,432,800        1,958,400          755,300       1,059,500
Provision for income
  taxes................        885,200         843,200         924,400          744,200          287,100         402,600
                           -----------     -----------     -----------      -----------      -----------     -----------
Net income.............    $ 1,444,400     $ 1,375,600     $ 1,508,400      $ 1,214,200      $   468,200     $   656,900
                           ===========     ===========     ===========      ===========      ===========     ===========
Diluted earnings per
  share................    $      0.31     $      0.30     $      0.33      $      0.26      $      0.10     $      0.14
                           ===========     ===========     ===========      ===========      ===========     ===========

PERCENTAGE OF REVENUES

Revenues...............          100.0%          100.0%          100.0%           100.0%           100.0%          100.0%
Cost of goods sold.....           72.5            72.3            71.6             73.3             72.2            72.8
                           -----------     -----------     -----------      -----------      -----------     -----------
Gross profit...........           27.5            27.7            28.4             26.7             27.8            27.2
Selling, general and
  administrative
  expenses.............           22.6            22.9            22.4             21.5             22.9            23.8
Asset impairment and
  restructuring
  charge...............             --              --              --               --              2.1              --
                           -----------     -----------     -----------      -----------      -----------     -----------
Total operating
  expenses.............           22.6            22.9            22.4             21.5             25.0            23.8
                           -----------     -----------     -----------      -----------      -----------     -----------
Income from
  operations...........            4.9             4.8             6.0              5.2              2.8             3.4
Interest expense,
  net..................            0.8             0.6             0.6              0.7              0.9             0.8
                           -----------     -----------     -----------      -----------      -----------     -----------
Income before provision
  for income taxes.....            4.1             4.2             5.5              4.5              1.9             2.6
Provision for income
  taxes................            1.5             1.6             2.1              1.7              0.7             1.0
                           -----------     -----------     -----------      -----------      -----------     -----------
Net income.............            2.6%            2.6%            3.4%             2.8%             1.2%            1.6%
                           ===========     ===========     ===========      ===========      ===========     ===========

                           FISCAL 1999 QUARTERS ENDED
                         ------------------------------
                         SEPT. 27, 1998   JUNE 28, 1998
                         --------------   -------------
Revenues...............   $43,317,800      $36,299,800
Cost of goods sold.....    32,767,200       27,043,900
                          -----------      -----------
Gross profit...........    10,550,600        9,255,900
Selling, general and
  administrative
  expenses.............     9,364,000        8,522,600
Asset impairment and
  restructuring
  charge...............            --               --
                          -----------      -----------
Total operating
  expenses.............     9,364,000        8,522,600
                          -----------      -----------
Income from
  operations...........     1,186,600          733,300
Interest expense,
  net..................       322,400          230,700
                          -----------      -----------
Income before provision
  for income taxes.....       864,200          502,600
Provision for income
  taxes................       328,400          191,100
                          -----------      -----------
Net income.............   $   535,800      $   311,500
                          ===========      ===========
Diluted earnings per
  share................   $      0.12      $      0.07
                          ===========      ===========
PERCENTAGE OF REVENUES
Revenues...............         100.0%           100.0%
Cost of goods sold.....          75.6             74.5
                          -----------      -----------
Gross profit...........          24.4             25.5
Selling, general and
  administrative
  expenses.............          21.6             23.5
Asset impairment and
  restructuring
  charge...............            --               --
                          -----------      -----------
Total operating
  expenses.............          21.6             23.5
                          -----------      -----------
Income from
  operations...........           2.7              2.0
Interest expense,
  net..................           0.7              0.6
                          -----------      -----------
Income before provision
  for income taxes.....           2.0              1.4
Provision for income
  taxes................           0.8              0.5
                          -----------      -----------
Net income.............           1.2%             0.9%
                          ===========      ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

    Revenues increased by $36.2 million, or 23%, to $196.8 million in fiscal 2000 compared to $160.6 million in fiscal 1999. The overall increase was primarily a result of increased unit volume due to strong market demand. Revenues from all of the Company's product lines increased. The largest percentage increase was experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 49%, 36% and 15%, respectively, of fiscal 2000 revenue, as compared to 52%, 36% and 12%, respectively, of fiscal 1999 revenues. Revenue increases in the systems operators, resellers and consumer categories were partially offset by a decrease in the international category. The largest increase was experienced in the systems operator category. Systems operators, resellers, international users and consumers accounted for approximately 56%, 30%, 6% and 8%, respectively, of fiscal 2000 revenues, as compared to 53%, 29%, 9% and 9%, respectively, of fiscal 1999 revenues.

    Gross profit increased by $12.3 million, or 29%, to $54.3 million in fiscal 2000 compared to $42.0 million in fiscal 1999. The gross profit margin increased to 27.6% in fiscal 2000 from 26.2% in fiscal 1999. The increase in gross profit margin was attributable to continued margin improvement in all market categories as well as changes in product mix.

    Total operating expenses increased by $6.4 million, or 17%, to $44.0 million in fiscal 2000 compared to $37.6 million in fiscal 1999. Fiscal 1999 operating expenses included a non-recurring asset impairment and restructuring charge of $831,000 taken as a result of the Company's decision to reorganize its sales and marketing activities, including the closure of two sales offices. Total operating expenses decreased as a percentage of revenues to 22.4% in fiscal 2000, from 23.4%, or 22.9% excluding the above-mentioned non-recurring charge, in fiscal 1999. The increase in operating expenses is primarily attributable to an increased investment in personnel and marketing expenses to support revenue and gross profit growth, as well as increases in depreciation and amortization related to information systems enhancements. The decrease in operating expenses as a percentage of revenue is attributable to a disproportionately greater increase in revenues.

    Income from operations increased by $5.9 million, or 132%, to $10.3 million in fiscal 2000 compared to $4.4 million in fiscal 1999. Excluding the non-recurring charge in fiscal 1999, income from operations increased 96%. The operating income margin increased to 5.2% in fiscal 2000 from 2.8%, or 3.3% excluding the non-recurring charge, in fiscal 1999.

    Net interest expense increased by $99,500, or 8%, to $1.3 million in fiscal 2000 compared to $1.2 million in fiscal 1999. This increase is due to increased levels of borrowing under the Company's revolving credit facility to finance capital expenditures, as well as higher interest rates.

    Income before the provision for income taxes increased $5.8 million or 181% to $8.9 million in fiscal 2000 compared to $3.2 million in fiscal 1999. The effective tax rate in fiscal 2000 and 1999 was 38.0%. Net income and diluted earnings per share for fiscal 2000 increased 181% and 179%, respectively, compared to fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

    Revenues increased by $28.9 million, or 22%, to $160.6 million in fiscal 1999 compared to $131.7 million in fiscal 1998. The overall increase was primarily a result of increased unit volume due to strong market demand. Revenues in fiscal 1999 from the Company's base site infrastructure and subscriber accessory products and services increased as compared to fiscal 1998, while sales of test and maintenance products and services remained relatively flat. The largest percentage increase in fiscal 1999 as compared to fiscal 1998 was experienced in the sale of subscriber accessory products and services. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 52%, 36% and 12%, respectively, of fiscal 1999 revenues, as compared to

54%, 32% and 14%, respectively, of fiscal 1998 revenues. In fiscal 1999, revenues increased in each of the major customer categories, with the largest percentage growth experienced in the consumer category. Systems operators, resellers, international users and consumers accounted for approximately 53%, 29%, 9% and 9%, respectively, of fiscal 1999 revenues, as compared to 47%, 40%, 8% and 5%, respectively, of fiscal 1998 revenues.

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

    Total operating expenses increased by $8.0 million, or 27%, to $37.6 million in fiscal 1999 compared to $29.7 million in fiscal 1998. Fiscal 1999 operating expenses included the above-mentioned non-recurring charge of $831,000. Total operating expenses increased as a percentage of revenue from 22.5% in fiscal 1998 to 23.4%, or 22.9% excluding the non-recurring change, in fiscal 1999. The increase in these expenses was primarily attributable to an increased investment in personnel and marketing expenses to support future revenue and gross profit growth.

    Income from operations decreased by $1.7 million, or 28%, to $4.4 million in fiscal 1999 compared to $6.1 million in fiscal 1998. Excluding the non-recurring charge in fiscal 1999, income from operations decreased 14%. The operating income margin decreased to 2.8% in fiscal 1999 from 4.7% in fiscal 1998. Excluding the non-recurring charge, the operating income margin was 3.3% in fiscal 1999.

    Net interest expense increased by $528,200, or 74%, to $1.2 million in fiscal 1999 compared to $712,600 in fiscal 1998. This increase is due to increased levels of borrowing under the Company's revolving credit facility to finance working capital requirements.

    Income before the provision for income taxes decreased $2.2 million, or 41%, to $3.2 million for fiscal 1999 compared to $5.4 million for fiscal 1998. The effective tax rate in fiscal 1999 was 38.0% compared to 37.8% in fiscal 1998. Net income and diluted earnings per share for fiscal 1999 decreased 42% and 41%, respectively, compared to fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 26, 2000, cash and marketable securities totaled $818,100. Working capital increased to $28.2 million as of March 26, 2000, from $23.1 million as of March 28, 1999. Shareholders' equity increased to $41.1 million as of March 26, 2000, from $35.5 million as of March 28, 1999.

    The Company generated $3.4 million of net cash from operating activities in fiscal 2000 compared to net cash used in operating activities of $5.5 million in fiscal 1999. The significant increase in operating cash flow was primarily the result of increased income from operations and an increase in trade accounts payable and accrued expenses, partially offset by increases in trade accounts receivable and inventory.

    Capital expenditures totaled $3.9 million in fiscal 2000, primarily related to investments in information technology, compared to $3.0 million in fiscal 1999.

    The Company generated $1.2 million of net cash from financing activities in fiscal 2000 compared to $4.1 million in fiscal 1999. In fiscal 2000 and 1999, the Company increased borrowings under its revolving credit facility to support increased capital expenditures.

    The Company has a revolving credit facility with a bank which provides for a maximum borrowing capacity of $15.0 million through September 30, 2002. This agreement contains certain conditions, covenants and representations with which the Company was in compliance as of March 26, 2000. As of March 26, 2000, the Company had $5.9 million in outstanding borrowings under this facility.

OUTLOOK

    During fiscal 2000, the Company achieved record growth in revenues, gross profits, net income and earnings per share. In fiscal 1999 and 2000, the Company made necessary investments in information technology, staffing and marketing initiatives focused on enhancing long-term growth. The Company expects to continue to build a strong technical foundation in support of the Company's planned growth initiatives. The Company continues to aggressively expand its product and service offerings, as well as marketing, sales and operational initiatives, in furtherance of its continued efforts to accelerate its revenue and earnings growth.

YEAR 2000 ISSUE

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

    Based on its assessment, the Company determined that it was required to modify or replace significant portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The cost of new software purchased was capitalized; all other costs were expensed as incurred. The cost of the project did not have a material effect on the results of operations for fiscal 2000. The Company experienced no computer failures due to the Year 2000 issue on any of the Company's "mission critical" systems.

    In addition, the Company has experienced no material adverse effects related to the failure of third parties to remediate their own Year 2000 issues. However, there can be no guarantee that the Company or other third parties will not experience Year 2000 related computer system malfunctions during calendar 2000 or beyond.

FORWARD-LOOKING STATEMENTS

    This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words "may," "will," "expects," "anticipates," "estimates," and similar expressions. The Company's future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include, but are not limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; the possibility that unforeseen events could impair the Company's ability to service its customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, the Company may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not use derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 26, 2000   MARCH 28, 1999
                                                              --------------   --------------
                                           ASSETS
CURRENT ASSETS:
  Cash and marketable securities............................   $   818,100      $    97,700
  Trade accounts receivable, net of allowance for doubtful
    accounts of $739,300 and $551,900, respectively.........    28,177,400       19,621,000
  Product inventory.........................................    31,723,800       21,149,000
  Deferred tax asset........................................     1,199,700          626,600
  Prepaid expenses and other current assets.................     1,843,100        1,968,900
                                                               -----------      -----------
    Total current assets....................................    63,762,100       43,463,200
                                                               -----------      -----------
PROPERTY AND EQUIPMENT, NET.................................    17,160,900       15,725,900
DEFERRED TAX ASSET, net of current portion..................            --          255,100
GOODWILL....................................................     3,291,200        3,618,200
                                                               -----------      -----------
    Total assets............................................   $84,214,200      $63,062,400
                                                               ===========      ===========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................   $25,353,800      $12,938,500
  Accrued expenses and other current liabilities............     3,981,300        2,783,800
  Revolving credit facility.................................     5,862,000        4,403,000
  Current portion of long-term debt.........................       332,900          287,200
                                                               -----------      -----------
    Total current liabilities...............................    35,530,000       20,412,500
                                                               -----------      -----------

DEFERRED TAX LIABILITY......................................       806,200           14,500
OTHER LIABILITY.............................................            --           50,000
LONG-TERM DEBT, net of current portion......................     6,795,800        7,128,700
                                                               -----------      -----------
    Total liabilities.......................................    43,132,000       27,605,700
                                                               -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 500,000 shares
    authorized and no shares issued and outstanding.........            --               --
  Common stock, $0.01 par value, 15,000,000 shares
    authorized; 4,769,020 shares issued and 4,464,085 shares
    outstanding as of March 26, 2000, and 4,714,162 shares
    issued and 4,438,121 shares outstanding as of March 28,
    1999....................................................        47,700           47,000
  Additional paid-in capital................................    21,283,600       20,598,400
  Treasury stock, at cost, 304,935 shares and 276,041
    shares, respectively....................................    (3,710,600)      (3,107,600)
  Retained earnings.........................................    23,461,500       17,918,900
                                                               -----------      -----------
    Total shareholders' equity..............................    41,082,200       35,456,700
                                                               -----------      -----------
    Total liabilities and shareholders' equity..............   $84,214,200      $63,062,400
                                                               ===========      ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    FISCAL YEARS ENDED
                                                     ------------------------------------------------
                                                     MARCH 26, 2000   MARCH 28, 1999   MARCH 29, 1998
                                                     --------------   --------------   --------------
Revenues...........................................   $196,830,300     $160,582,200     $131,658,200
Cost of goods sold.................................    142,523,000      118,535,300       95,858,800
                                                      ------------     ------------     ------------
    Gross profit...................................     54,307,300       42,046,900       35,799,400
                                                      ------------     ------------     ------------

Selling, general and administrative expenses.......     44,027,400       36,793,500       29,662,200
Asset impairment and restructuring charge..........             --          831,000               --
                                                      ------------     ------------     ------------
    Total operating expenses.......................     44,027,400       37,624,500       29,662,200
                                                      ------------     ------------     ------------
    Income from operations.........................     10,279,900        4,422,400        6,137,200

Interest expense, net..............................      1,340,300        1,240,800          712,600
                                                      ------------     ------------     ------------
    Income before provision for income taxes.......      8,939,600        3,181,600        5,424,600

Provision for income taxes.........................      3,397,000        1,209,200        2,049,000
                                                      ------------     ------------     ------------

    Net income.....................................   $  5,542,600     $  1,972,400     $  3,375,600
                                                      ============     ============     ============

Basic earnings per share...........................   $       1.24     $       0.45     $       0.77

Diluted earnings per share.........................   $       1.20     $       0.43     $       0.73
                                                      ============     ============     ============

Basic weighted average shares outstanding..........      4,472,500        4,420,200        4,377,600

Diluted weighted average shares outstanding........      4,599,500        4,600,100        4,610,300
                                                      ============     ============     ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   COMMON STOCK                                                         TOTAL
                               --------------------     ADDITIONAL       TREASURY      RETAINED     SHAREHOLDERS'
                                SHARES      AMOUNT    PAID-IN CAPITAL      STOCK       EARNINGS        EQUITY
                               ---------   --------   ---------------   -----------   -----------   -------------
Balance at March 28, 1997....  4,343,608   $46,000      $19,346,200     $(2,591,500)  $12,570,900    $29,371,600
Net proceeds from exercise of
  options in exchange for
  cash and treasury stock....     64,740       700          780,100        (252,000)           --        528,800
Tax benefit of option
  exercises..................         --        --          115,500              --            --        115,500
Net income...................         --        --               --              --     3,375,600      3,375,600
                               ---------   -------      -----------     -----------   -----------    -----------
Balance at March 29, 1998....  4,408,348    46,700       20,241,800      (2,843,500)   15,946,500     33,391,500
Net proceeds from exercise of
  options in exchange for
  cash and treasury stock....     29,773       300          353,600        (264,100)           --         89,800
Tax benefit of option
  exercises..................         --        --            3,000              --            --          3,000
Net income...................         --        --               --              --     1,972,400      1,972,400
                               ---------   -------      -----------     -----------   -----------    -----------

Balance at March 28, 1999....  4,438,121    47,000       20,598,400      (3,107,600)   17,918,900     35,456,700
Net proceeds from exercise of
  options in exchange for
  cash and treasury stock....     25,964       700          677,600        (603,000)           --         75,300
Tax benefit of option
  exercises..................         --        --            7,600              --            --          7,600
Net income...................         --        --               --              --     5,542,600      5,542,600
                               ---------   -------      -----------     -----------   -----------    -----------

Balance at March 26, 2000....  4,464,085   $47,700      $21,283,600     $(3,710,600)  $23,461,500    $41,082,200
                               =========   =======      ===========     ===========   ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEARS ENDED
                                                      ------------------------------------------------
                                                      MARCH 26, 2000   MARCH 28, 1999   MARCH 29, 1998
                                                      --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................   $ 5,542,600       $1,972,400       $3,375,600
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    Depreciation and amortization...................     2,746,400        2,138,100        1,928,100
    Loss on disposal of property and equipment......            --          191,900               --
    Provision for bad debts.........................       328,100          290,200          158,900
    Deferred income taxes...........................       473,700         (385,700)         107,000
  (Increase) decrease in trade accounts
    receivable......................................    (8,884,500)      (4,154,100)         991,100
  Increase in product inventory.....................   (10,574,800)      (2,276,900)      (1,929,700)
  Decrease (increase) in prepaid expenses and other
    current assets..................................       125,800         (359,500)        (747,900)
  Increase (decrease) in trade accounts payable.....    12,415,300       (3,355,700)       5,672,500
  Increase in accrued expenses and other current
    liabilities.....................................     1,205,100          423,400          392,200
                                                       -----------       ----------       ----------
    Net cash provided by (used in) operating
      activities....................................     3,377,700       (5,515,900)       9,947,800
                                                       -----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of property and
    equipment.......................................            --            3,100               --
  Acquisition of property and equipment.............    (3,854,400)      (2,972,000)      (5,017,500)
                                                       -----------       ----------       ----------
    Net cash used in investing activities...........    (3,854,400)      (2,968,900)      (5,017,500)
                                                       -----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility....     1,459,000        4,403,000         (630,500)
  Decrease in other liabilities.....................       (50,000)         (50,000)         (50,000)
  Payments on long-term debt........................      (287,200)        (319,500)        (234,400)
  Proceeds from exercise of stock options...........        75,300           89,800          528,800
  Payment of capital lease obligation...............            --               --          (85,000)
                                                       -----------       ----------       ----------
    Net cash provided by (used in) financing
      activities....................................     1,197,100        4,123,300         (471,100)
                                                       -----------       ----------       ----------

Net increase (decrease) in cash and marketable
  securities........................................       720,400       (4,361,500)       4,459,200

CASH AND MARKETABLE SECURITIES, beginning of
  period............................................        97,700        4,459,200               --
                                                       -----------       ----------       ----------

CASH AND MARKETABLE SECURITIES, end of period.......   $   818,100       $   97,700       $4,459,200
                                                       ===========       ==========       ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

    TESSCO Technologies Incorporated (the Company) is a leading provider of the services, products and solutions required to build, operate, maintain and use wireless voice, data, messaging, tracking and Internet systems. The company provides marketing and sales services, knowledge and supply chain management, product-solution delivery, and control systems utilizing extensive Internet and information technology. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

    Effective for fiscal year 1998, the Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. The fiscal years ended March 29, 1998, March 28, 1999 and
March 26, 2000 contained 52 weeks.

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

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                                              USEFUL LIVES
                                                              ------------
Information technology equipment and software...............  3-5 years
Furniture, equipment and tooling............................  5-10 years
Building and improvements...................................  10-30 years

    Depreciation and amortization of property and equipment was $2,419,400, $1,806,300 and $1,600,200 for fiscal years 2000, 1999 and 1998, respectively
(see Note 3).

GOODWILL

    Goodwill is being amortized using the straight-line method over 15 years. Amortization expense was $327,000, $331,800 and $327,900 for fiscal years 2000, 1999 and 1998, respectively. Accumulated amortization as of March 26, 2000 and March 28, 1999 was $1,519,900 and $1,192,900, respectively.

REVENUE RECOGNITION

    The Company records sales when product is shipped to the customers or when services are provided.

SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest during fiscal years 2000, 1999 and 1998 totaled $604,200, $584,100 and $516,200, respectively. Cash paid for income taxes for fiscal years 2000, 1999 and 1998 totaled $3,566,940, $1,124,600, and $1,599,600, respectively.

    The Company had noncash transactions during fiscal years 2000, 1999 and 1998 as follows:

                                                  2000       1999       1998
                                                --------   --------   --------
Exercise of options in exchange for treasury
  stock.......................................  $603,000   $264,100   $252,000
Tax benefit from exercise of stock options....     7,600      3,000    115,500

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and marketable securities, trade accounts receivable, product inventory, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other current liabilities, borrowings under revolving credit facility and the note payable to a bank approximate their fair value as of March 26, 2000 and March 28, 1999.

    Fair value of long-term debt, excluding the note payable to a bank, as of March 26, 2000 and March 28, 1999 is as follows:

                                                          2000         1999
                                                       ----------   ----------
Note payable to Baltimore County, Maryland...........  $  148,300   $  163,200
Note payable to the Maryland Economic Development
  Corporation........................................   1,192,200    1,284,500
                                                       ----------   ----------
                                                       $1,340,500   $1,447,700
                                                       ==========   ==========

CONCENTRATION OF RISK

    The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2000, 1999 and 1998 sales of products purchased from the Company's top ten vendors accounted for 38%, 46% and 49% of total revenues, respectively, with sales of products purchased from the Company's largest vendor generating approximately 8%, 14% and 16% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the

Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers could have a material adverse effect on the Company.

    The Company's future results could also be negatively impacted by the potential loss of certain customers. For fiscal year 2000, 1999 and 1998, sales of products to the Company's top ten customers accounted for 14%, 18%, and 17% of total revenues, respectively, with sales to the Company's largest customer generating approximately 3%, 6% and 6% of total revenues, respectively.

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

NEW PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and will be adopted as a cumulative catch-up. The Company has not used derivative financial instruments, and management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

NOTE 3. PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows:

                                                   MARCH 26, 2000   MARCH 28, 1999
                                                   --------------   --------------
Land.............................................   $ 2,185,500      $ 2,185,500
Building and improvements........................     9,316,400        9,218,300
Information technology equipment and software....     7,980,500        4,955,200
Equipment, furniture and tooling.................     6,360,200        5,930,700
                                                    -----------      -----------
                                                     25,842,600       22,289,700
Less--accumulated depreciation and
  amortization...................................    (8,681,700)      (6,563,800)
                                                    -----------      -----------
  Property and equipment, net....................   $17,160,900      $15,725,900
                                                    ===========      ===========

NOTE 4. BORROWINGS UNDER CREDIT FACILITY

    On September 30, 1999, the Company amended the terms of the Company's bank financing agreement. Pursuant to the amended terms, the two facilities previously existing under the agreement, a $5,000,000 line of credit facility and a $10,000,000 revolving credit loan, were consolidated into one $15,000,000 revolving credit facility, and the expiration date of the consolidated facility was extended until September 2002. The consolidated facility is unsecured and bears interest at a variable rate of the London Interbank Offered Rate (LIBOR) plus 1.25% per annum on the first $5,000,000 and a variable rate of either the prime rate plus an applicable margin of up to 0.25% per annum, or LIBOR plus an applicable margin of 1.25% to 1.75% per annum, based upon maintenance of certain financial ratios on the remaining balance of the facility.

    The weighted average interest rate on borrowings under the credit facility was 6.94%, 6.53% and 8.22%, for fiscal years 2000, 1999 and 1998, respectively. Interest expense on the credit facility for fiscal years 2000, 1999 and 1998, totaled $156,400, $128,300 and $400, respectively. Average borrowings under the credit facility totaled $2,228,600, $2,254,500 and $4,700, maximum borrowings totaled $5,862,000, $5,000,000 and $323,200 for fiscal years 2000, 1999 and
1998, respectively. The outstanding balance under the agreement as of March 26, 2000 and March 28, 1999 was $5,862,000 and $4,403,000, respectively.

    The provisions of the agreement require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The Company was in compliance with the provisions of the agreement during fiscal years 2000, 1999 and 1998.

NOTE 5. LONG-TERM DEBT

    Effective July 16, 1996, the Company issued a revolving note payable to a bank in the face amount of $6,000,000. Interest on the outstanding principal balance was payable monthly, with the balance of unpaid principal and interest due at maturity, April 30, 1997. Effective April 30, 1997, the Company converted the revolving note payable to a term note payable. The converted term note is payable in monthly installments of principal and interest beginning on July 1, 1997, with the balance due at maturity, June 30, 2003. The note bears interest at a floating rate of LIBOR plus 1.50% per annum. The weighted average interest rate in fiscal years 2000, 1999 and 1998 was 7.21%, 6.35% and 7.27%, respectively. Interest expense under this note was $402,800, $404,000 and $439,700 for fiscal years 2000, 1999 and 1998, respectively. As of March 26, 2000 and March 28, 1999, principal outstanding under this note was $5,489,000 and $5,687,900, respectively. The note is secured by the real property of the Company. The note contains certain restrictive covenants which, among other things, require the maintenance of certain financial ratios.

    Effective July 16, 1996, the Company issued a note payable to Baltimore County, Maryland, in the face amount of $200,000. The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $8,100, $8,600 and $9,000 for fiscal years 2000, 1999 and 1998, respectively. As of March 26, 2000 and March 28, 1999, principal outstanding under this note was $164,300 and $174,900, respectively. The note is secured by the real property of the Company.

    Effective October 10, 1996, the Company issued a note payable to the Maryland Economic Development Corporation in the face amount of $1,800,000. The note is payable in equal quarterly installments of principal and interest of $37,400 beginning on January 10, 1997, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $45,400, $48,500 and $51,500 for fiscal years 2000 and 1999, and 1998, respectively. As of March 26, 2000 and March 28, 1999, principal outstanding under this note was $1,475,400 and $1,553,100, respectively. The note is secured by the real property of the Company.

    As of March 26, 2000, scheduled annual maturities of long-term debt are as follows:

FISCAL YEAR:
------------
2001........................................................  $  332,900
2002........................................................     354,600
2003........................................................     377,800
2004........................................................   4,916,800
2005........................................................     133,300
Thereafter..................................................   1,013,300
                                                              ----------
                                                              $7,128,700
                                                              ==========

NOTE 6. LEASES

    The Company leases distribution and office facilities under operating leases expiring in various years through fiscal 2002. Rent expense for fiscal years 2000, 1999 and 1998 totaled $113,100, $230,700 and $305,000, respectively.

    During fiscal 1999, the Company recorded a restructuring charge relating to the closure of its Miami and Cincinnati sales offices. Included in the restructuring charge were certain lease termination costs (see Note 11).

    As of March 26, 2000, future minimum lease payments are as follows:

FISCAL YEAR:
------------
2001........................................................  $ 94,000
2002........................................................    23,500
                                                              --------
                                                              $117,500
                                                              ========

NOTE 7. INCOME TAXES

    A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on the income is as follows:

                                                                2000           1999           1998
                                                              --------       --------       --------
Statutory federal rate......................................    34.0%          34.0%          34.0%
State taxes, net of federal benefit.........................     3.0            2.6            2.6
Non-deductible expenses.....................................     2.0            3.7            1.0
Other.......................................................    (1.0)          (2.3)           0.2
                                                                ----           ----           ----
  Effective rate............................................    38.0%          38.0%          37.8%
                                                                ====           ====           ====

    The provision for income taxes was comprised of the following:

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Federal:  Current........................................  $2,576,700   $1,427,000   $1,730,000
         Deferred........................................     421,100     (345,100)      95,300

State:    Current........................................     346,600      167,900      212,000
         Deferred........................................      52,600      (40,600)      11,700
                                                           ----------   ----------   ----------
Provision for income taxes...............................  $3,397,000   $1,209,200   $2,049,000
                                                           ==========   ==========   ==========

    Total deferred tax assets and deferred tax liabilities as of March 26, 2000 and March 28, 1999, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

                                                                 2000        1999
                                                              ----------   --------
Deferred tax assets:
  Property and equipment....................................  $       --   $198,500
  Accrued expenses and reserves.............................   1,199,700    683,200
                                                              ----------   --------
                                                              $1,199,700   $881,700
                                                              ==========   ========

Deferred tax liabilities:
  Property and equipment....................................  $  714,500   $     --
  Other assets..............................................      91,700     14,500
                                                              ----------   --------
                                                              $  806,200   $ 14,500
                                                              ==========   ========

NOTE 8. PROFIT-SHARING PLAN

    The Company has a 401(k) profit-sharing plan that covers all eligible employees. Contributions to the plan are made at the discretion of the Company's Board of Directors. 401(k) profit-sharing plan expense was $76,800, $53,200 and $96,900 during fiscal years 2000, 1999 and 1998, respectively. As of March 26, 2000, plan assets included 19,773 shares of Common Stock of the Company.

NOTE 9. EARNINGS PER SHARE

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

    The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Basic weighted average shares outstanding...................  4,472,500   4,420,200   4,377,600
  Effect of dilutive common equivalent shares...............    127,000     179,900     232,700
                                                              ---------   ---------   ---------
Diluted weighted average shares outstanding.................  4,599,500   4,600,100   4,610,300
                                                              =========   =========   =========

    Options to purchase 418,600 shares of common stock at a weighted average exercise price of $24.12 per share were outstanding as of March 26, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 10. STOCK-BASED COMPENSATION

    The Company has two stock incentive plans--the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994
Plan). The 1984 Plan and the 1994 Plan allow for the grant of awards in respect of an aggregate of 401,250 and 872,500 shares of the Company's Common Stock, respectively. As of March 26, 2000, no shares were available for issue in respect of additional awards under the 1984 Plan and 29,700 shares were available for issue in respect of additional awards under the 1994 Plan. The 1994 Plan, which has a term of 10 years and expires in 2004, allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units, and other performance awards. To date, only options have been granted as awards under the 1994 Plan.

    In addition to options outstanding under the 1984 Plan and the 1994 Plan, non-plan options to purchase an aggregate of 281,888 shares of the Company's common stock have been granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Transactions involving options are summarized as follows:

                                               2000                  1999                  1998
                                        -------------------   -------------------   -------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                        --------   --------   --------   --------   --------   --------
Outstanding, beginning of year........  702,200    $ 18.23    694,600    $ 17.20     686,000    $15.91
Granted...............................  396,300      20.14    116,100      19.89     185,800     20.77
Exercised.............................  (50,900)     12.83    (55,900)      7.10     (72,800)    10.73
Cancelled.............................  (56,900)     22.19    (52,600)     20.09    (104,400)    19.83
                                        -------    -------    -------    -------    --------    ------

Outstanding, end of year..............  990,700    $ 19.04    702,200    $ 18.23     694,600    $17.20
Exercisable at end of year............  272,400               323,300                383,000
Weighted average fair value of options
  granted during the year.............  $  7.14               $  7.13               $  12.57

    Information about fixed stock options outstanding and exercisable as of March 26, 2000 is as follows:

                                                     OUTSTANDING                             EXERCISABLE
                                    ----------------------------------------------   ---------------------------
                                               WEIGHTED AVERAGE
                                                  REMAINING       WEIGHTED AVERAGE              WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE              SHARES    CONTRACTUAL LIFE    EXERCISE PRICE     SHARES     EXERCISE PRICE
-----------------------             --------   ----------------   ----------------   --------   ----------------
$ 0.00-15.00......................  260,800           4.5              $12.00         260,800        $12.00
 15.00-25.00......................  633,900           7.0               19.74          11,600         19.13
 25.00-36.50......................   96,000           6.3               32.55              --            --
                                    -------         -----              ------        --------        ------
  0.00-36.50......................  990,700           6.3               19.04         272,400         12.30
                                    =======         =====              ======        ========        ======

    The Company applies APB Opinion No. 25 and the related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for grants under the plans consistent with the methodology of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per share for fiscal years 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated as follows:

                                                                        2000       1999       1998
                                                                      --------   --------   --------
Net earnings (in thousands)        As reported......................   $5,543     $1,972     $3,376
                                   Pro forma........................    4,047        830      2,538

Diluted earnings per share         As reported......................   $ 1.20     $ 0.43     $ 0.73
                                   Pro forma........................     0.88       0.18       0.55

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2000, 1999 and 1998:

                                                          2000             1999             1998
                                                       ----------       ----------       ----------
Dividend yield.......................................        0.0%             0.0%             0.0%
Expected volatility..................................       24.0%            21.0%            55.0%
Risk-free interest rate..............................    5.2-6.7%         4.4-5.7%         5.5-6.9%

Expected lives.......................................     6 years       6-10 years          8 years

    During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to 200,000 shares of the Company's Common Stock at 85% of market price. The Company's only expense relating to this plan is for its administration. During fiscal 2000, 1,695 shares were sold to employees under this plan. The weighted average fair value of the shares sold in fiscal 2000 was $14.77.

NOTE 11. ASSET IMPAIRMENT AND RESTRUCTURING CHARGE

    During the fourth quarter of fiscal year 1999, the Company reorganized its sales and marketing activities, resulting in the closure of its Miami and Cincinnati sales offices and the termination of 22 employees involved in such operations. In connection with this restructuring, the Company recorded an $831,000 asset impairment and restructuring charge in its fiscal year 1999 Consolidated Statement of Income, consisting of $295,700 in asset impairment charges, $230,600 in employee termination benefits, $211,100 in lease termination costs, and $93,600 in other related costs.

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

    The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998.

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

/s/ ROBERT B. BARNHILL, JR.                    /s/ ROBERT C. SINGER
--------------------------------------         --------------------------------------
Robert B. Barnhill, Jr.                        Robert C. Singer
Chairman, President and Chief Executive        Senior Vice President and Chief Financial
Officer                                        Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of TESSCO Technologies Incorporated:

    We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated as of March 26, 2000 and March 28, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 26, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TESSCO Technologies Incorporated as of March 26, 2000 and March 28, 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
April 21, 2000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Commission pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon. Information regarding executive officers of the Company is included in Part I hereof under a separate caption, "Item 4A:
Executive Officers of the Company." Information regarding compliance with
Section 16(a) of the Exchange Act is set forth herein below:

    SECTION 16(A). BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and to provide the Company with copies of such reports. The Company has reviewed such reports received by it and written representations from directors and executive officers. Based solely on that review, the Company believes that during fiscal year 2000, all filing requirements were complied with, except that Messrs. Rein and McArthur each inadvertently failed to timely file a Form 3 upon joining the Company, and that Mr. Wilgis inadvertently failed to timely file a Form 4 during fiscal 1999. These filing requirements have since been satisfied.

ITEM 11: EXECUTIVE COMPENSATION

    Information required by this item, is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement which is to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item, is incorporated by reference to the information set forth under the caption "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement which is to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. The following consolidated financial statements are included in Item 8 of this report:

       Consolidated Balance Sheets as of March 26, 2000 and March 28, 1999 Consolidated Statements of Income for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998
       Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended

       March 26, 1999, March 28, 1999 and March 29, 1998
       Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2000, March 28, 1999 and March 29, 1998
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

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

    10.2.1                  Employment Letter Agreement between TESSCO Technologies
                            Incorporated and Robert C. Singer (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended September 26, 1999).

    10.2.2                  Termination of Employment Agreement between TESSCO
                            Technologies Incorporated and Robert C. Singer (incorporated by reference to Exhibit 10.9 to the Company's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended September
                            26, 1999).

    10.3.1                  Employment Letter Agreement between TESSCO Technologies
                            Incorporated and Douglas A. Rein (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form
                            10-Q for the fiscal quarter ended September 26, 1999).

    10.3.2                  Termination of Employment Agreement between TESSCO
                            Technologies Incorporated and Douglas A. Rein (incorporated by reference to Exhibit 10.10 to the Company's Quarterly
                            Report on Form 10-Q for the fiscal quarter ended September
                            26, 1999).

    10.4                    Stock Option by and between the Registrant and Robert B.
                            Barnhill, Jr. dated September 28, 1994 (incorporated by
                            reference to Exhibit 10.3 to the Company's Registration
                            Statement on Form S-1 (No. 33-81834)).

    10.5                    Employee Incentive Stock Option Plan, as amended
                            (incorporated by reference to Exhibit 10.21 to the Company's
                            Registration Statement on Form S-1 (No. 33-81834)).

    10.6.1                  1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration
                            Statement on Form S-1 (No. 33-81834)).

    10.6.2                  Amendment No. 1 to 1994 Stock and Incentive Plan
                            (incorporated by reference to Appendix No. 1 to the Company's Definitive Proxy Statement filed with the
                            Commission on July 15, 1999).

    10.6.3                  Amendment No. 2 to 1994 Stock and Incentive Plan
                            (incorporated by reference to Appendix No. 1 to the Company's Definitive Proxy Statement filed with the
                            Commission on July 15, 1999).

    10.6.4                  Amendment No. 3 to 1994 Stock and Incentive Plan
                            (incorporated by reference to Proposal No. 3 as included in the Company's Definitive Proxy Statement filed with the
                            Commission on July 15, 1999).

    10.7                    Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy
                            Statement filed with the Commission on July 15, 1999).

    10.8.1                  Financing Agreement dated March 31, 1995 by and between the
                            Company and NationsBank, N.A. (incorporated by reference to
                            Exhibit 10.7 to the Company's Annual Report on Form 10-K for
                            the fiscal year ended March 31, 1995).

    10.8.2                  First Amendment to Financing Agreement dated September 26,
                            1996 (incorporated by reference to Exhibit 10.7.2 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 28, 1997).

    10.8.3                  Second Amendment to Financing Agreement dated February 28,
                            1997 (incorporated by reference to Exhibit 10.7.3 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended March 28, 1997).

    10.8.4                  Third Amendment to Financing Agreement dated June 1, 1997
                            (incorporated by reference to Exhibit 10.7.4 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended June 27, 1997).

    10.8.5                  Fourth Amendment to Financing Agreement dated September 30,
                            1999 (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the fiscal
                            quarter ended September 26, 1999).

    10.9                    Stock Compensation Plan for Chief Executive Officer dated
                            January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996).

    11.1 Statement re: Computation of Per Share Earnings (filed herewith).

    21.1                    Subsidiaries of the Registrant (filed herewith).

    23.1                    Consent of Independent Public Accountants (filed herewith).

    27                      Financial Data Schedule (filed herewith).

    (b) The registrant did not file any reports on Form 8-K during the quarter ended March 26, 2000.

   SCHEDULE II: FOR THE FISCAL YEARS ENDED MARCH 26, 2000, MARCH 28, 1999 AND
                                 MARCH 29, 1998

VALUATION AND QUALIFYING ACCOUNTS

                                                                2000       1999       1998
                                                              --------   --------   --------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, beginning of year..................................  $551,900   $438,100   $525,300
Provisions..................................................   328,100    290,200    158,900
Writeoffs...................................................  (140,700)  (176,400)  (246,100)
                                                              --------   --------   --------
Balance, end of year........................................  $739,300   $551,900   $438,100
                                                              --------   --------   --------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TESSCO TECHNOLOGIES INCORPORATED

                                                       By:         /s/ ROBERT B. BARNHILL, JR.
                                                            -----------------------------------------
                                                                Robert B. Barnhill, Jr., President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      /s/ ROBERT B. BARNHILL, JR.        Chairman of the Board, President and
    -------------------------------        Chief Executive Officer (principal        June 1, 2000
        Robert B. Barnhill, Jr.            executive officer)

                                         Senior Vice President and Chief
         /s/ ROBERT C. SINGER              Financial Officer
    -------------------------------        (principal financial and accounting       June 1, 2000
           Robert C. Singer                officer)

          /s/ JOHN D. BELETIC
    -------------------------------      Director                                    June 1, 2000
            John D. Beletic

         /s/ JEROME C. EPPLER
    -------------------------------      Director                                    June 1, 2000
           Jerome C. Eppler

         /s/ BENN R. KONSYNSKI
    -------------------------------      Director                                    June 1, 2000
           Benn R. Konsynski

       /s/ DENNIS J. SHAUGHNESSY
    -------------------------------      Director                                    June 1, 2000
         Dennis J. Shaughnessy

      /s/ MORTON F. ZIFFERER, JR.
    -------------------------------      Director                                    June 1, 2000
        Morton F. Zifferer, Jr.