Form 10-Q
period 2000-06-25
TESSCO TECHNOLOGIES INC
filed 2000-08-08
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|


     The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of July 17, 2000 was 4,479,878.

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q


PART I          FINANCIAL INFORMATION

--------------------------------------------------------------------------------------------------------------------

                Item 1         Financial Statements

                               Consolidated Balance Sheets as of June 25, 2000 and March 26,                      3
                               2000

                               Consolidated Statements of Income for the periods ended June                       4
                               25, 2000 and June 27, 1999

                               Consolidated Statements of Cash Flows for the periods ended                        5
                               June 25, 2000 and June 27, 1999

                               Notes to Consolidated Financial Statements                                         6

                Item 2         Management's Discussion and Analysis of Financial Condition and                    8
                               Results of Operations

                Item 3         Quantitative and Qualitative Disclosures about Market Risk                         9

PART II         OTHER INFORMATION

--------------------------------------------------------------------------------------------------------------------

                Item 1         Legal Proceedings                                                                 10

                Item 2         Changes in Securities                                                             10

                Item 3         Defaults upon Senior Securities                                                   10

                Item 4         Submission of Matters to a Vote of Security Holders                               10

                Item 5         Other Information                                                                 10

                Item 6         Exhibits and Reports on Form 8-K                                                  10


--------------------------------------------------------------------------------------------------------------------

                Signature                                                                                        11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------------
                                                                                June 25,              March 26,
                                                                                  2000                  2000
--------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)            (audited)
ASSETS

CURRENT ASSETS:

      Cash and marketable securities                                        $             -       $       818,100
      Trade accounts receivable, net                                             31,377,300            28,177,400
      Product inventory                                                          31,629,500            31,723,800
      Deferred tax asset                                                          1,199,700             1,199,700
      Prepaid expenses and other current assets                                   1,541,700             1,843,100
--------------------------------------------------------------------------------------------------------------------
          Total current assets                                                   65,748,200            63,762,100
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                                      17,683,400            17,160,900
GOODWILL                                                                          3,214,900             3,291,200
--------------------------------------------------------------------------------------------------------------------
          Total assets                                                      $    86,646,500       $    84,214,200
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                                $    25,786,000       $    25,353,800
      Accrued expenses and other current liabilities                              4,852,200             3,981,300
      Revolving line of credit                                                    5,405,000             5,862,000
      Current portion of long-term debt                                             339,000               332,900
--------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                              36,382,200            35,530,000
--------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                                              806,200               806,200
LONG-TERM DEBT, net of current portion                                            6,682,800             6,795,800
--------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                      43,871,200            43,132,000
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock                                                                    -                     -
      Common stock                                                                   47,800                47,700
      Additional paid-in capital                                                 21,382,500            21,283,600
      Treasury stock, at cost                                                    (3,710,600)           (3,710,600)
      Retained earnings                                                          25,055,600            23,461,500
--------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                             42,775,300            41,082,200
--------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                        $    86,646,500       $    84,214,200
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME


----------------------------------------------------------------------------------------
                                                       Fiscal Quarters Ended
                                                  June 25,                June 27,
                                                    2000                    1999
----------------------------------------------------------------------------------------
                                                 (unaudited)             (unaudited)

Revenues                                     $    62,522,500          $    43,527,800
Cost of goods sold                                45,699,100               31,902,400
----------------------------------------------------------------------------------------

      Gross profit                                16,823,400               11,625,400

Selling, general and administrative
       expenses                                   13,770,200                9,341,200
----------------------------------------------------------------------------------------

      Income from operations                       3,053,200                2,284,200

Interest expense, net                                482,000                  325,800
----------------------------------------------------------------------------------------

      Income before provision for income
            taxes                                  2,571,200                1,958,400

Provision for income taxes                           977,100                  744,200
----------------------------------------------------------------------------------------

      Net income                             $     1,594,100          $     1,214,200
----------------------------------------------------------------------------------------

Basic earnings per share                     $          0.36          $          0.27
----------------------------------------------------------------------------------------

Diluted earnings per share                   $          0.34          $          0.26
----------------------------------------------------------------------------------------

Basic weighted average shares
       outstanding                                 4,488,600                4,449,800
----------------------------------------------------------------------------------------

Diluted weighted average shares
       outstanding                                 4,637,200                4,619,000
----------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                June 25,              June 27,
                                                                                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $     1,594,100       $     1,214,200
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                             822,600               641,200
          Provision for bad debts                                                   158,100                56,600
      Increase in trade accounts receivable                                      (3,358,000)           (1,069,800)
      Decrease in product inventory                                                  94,300                65,300
      Decrease in prepaid expenses and other current assets                         301,400               427,500
      Increase in trade accounts payable                                            432,200             2,247,900
      Increase in accrued expenses and other current liabilities                    870,900               741,200
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                 915,600             4,324,100
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                      (1,268,800)             (585,300)
-------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (1,268,800)             (585,300)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit facility                               (457,000)           (3,649,000)
      Payments on long-term debt                                                   (106,900)              (75,700)
      Proceeds from exercise of stock options                                        99,000                -
      Decrease in other liabilities                                                   -                   (50,000)
-------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                    (464,900)           (3,774,700)
-------------------------------------------------------------------------------------------------------------------

          Net decrease in cash and marketable securities                           (818,100)              (35,900)

CASH AND MARKETABLE SECURITIES, beginning of period                                 818,100                97,700
-------------------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                               $         -           $        61,800
-------------------------------------------------------------------------------------------------------------------


See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 25, 2000
(Unaudited)

Note 1.  Description of Business and Basis of Presentation
--------------------------------------------------------------------------------
TESSCO Technologies Incorporated (the "Company") is a leading provider of the services, products and solutions required to build, operate, maintain and use wireless voice, data, messaging, tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery, and control systems utilizing extensive Internet and information technology. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 26, 2000.

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:


------------------------------------------------------------------------
                                         Fiscal Quarters Ended
                                    June 25,              June 27,
                                      2000                  1999
------------------------------------------------------------------------
Basic weighted average
     common shares
     outstanding                      4,488,600             4,449,800
Effect of dilutive common
     equivalent shares                  148,600               169,200
------------------------------------------------------------------------
Diluted weighted average
     shares outstanding               4,637,200             4,619,000
------------------------------------------------------------------------

Options to purchase 379,550 shares of common stock at a weighted average exercise price of $24.47 per share were outstanding as of June 25, 2000, but the common equivalent shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 26, 2000.

First Quarter of Fiscal 2001 Compared to First Quarter of Fiscal 2000
--------------------------------------------------------------------------------

Revenues increased by $19.0 million, or 43.6%, to $62.5 million for the first quarter of fiscal 2001 compared to $43.5 million for the first quarter of fiscal 2000. Revenues from each of the Company's product categories increased. The largest percentage increase was experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 54%, 30% and 16%, respectively, of revenues during the first quarter of fiscal 2001. The Company experienced revenue growth in its system operators and reseller market categories, partially offset by decreases in its consumer and international market categories. Resellers, system operators, consumer services and international users accounted for approximately 29%, 61%, 4% and 6%, respectively, of revenues during the first quarter of fiscal 2001.

Gross profit increased by $5.2 million, or 44.7%, to $16.8 million for the first quarter of fiscal 2001 compared to $11.6 million for the first quarter of fiscal 2000 due to increased revenues and improved gross profit margins. The gross profit margin increased to 26.9% for the first quarter of fiscal 2001 compared to 26.7% for the first quarter of fiscal 2000. The increase in gross profit margin was principally attributable to the effect of product mix changes and a move to more value-added, solution-based pricing strategies.

Total selling, general and administrative expenses increased by $4.4 million, or 47.4%, to $13.7 million for the first quarter of fiscal 2001 compared to $9.3 million for the first quarter of fiscal 2000. Total selling, general and administrative expenses increased as a percentage of revenues to 22.0% for the first quarter of fiscal 2001 from 21.5% for the first quarter of fiscal 2000. The increase in these expenses is primarily attributable to a continued investment in personnel and marketing expenses to support revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements.

Income from operations increased by $769,000, or 33.7%, to $3.1 million for the first quarter of fiscal 2001 compared to $2.3 million for the first quarter of fiscal 2000. The operating income margin decreased to 4.9% for the first quarter of fiscal 2001 compared to 5.2% for the first quarter of fiscal 2000.

Net interest expense increased by $156,200, or 47.9%, to $482,000 for the first quarter of fiscal 2001 compared to $325,800 for the first quarter of fiscal 2000. This increase is due to increased levels of borrowing under the Company's revolving credit facility as well as higher interest rates.

Income before provision for income taxes increased $612,800 or 31.3%, to $2.6 million for the first quarter of fiscal 2001 compared to $2.0 million for the first quarter of fiscal 2000. The effective tax rate for both quarters was 38%. Net income and earnings per share (diluted) for the first quarter of fiscal 2001 increased 31.3% and 30.8%, respectively, compared to the first quarter of fiscal 2000.


Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash provided by operating activities was $915,600 for the first three months of fiscal 2001, compared $4.3 million for the first three months of fiscal 2000. This decrease was primarily the result of an increase in trade accounts receivable and a smaller increase in accounts payable in the first three months of fiscal 2001 as compared to the first three months of fiscal 2000, partially offset by an increase in net income and depreciation and amortization. Net cash used in investing activities increased to $1.3 million for the first three months of fiscal 2001 compared to $585,300 for the first three months of fiscal 2000. Net cash used by financing activities was $464,900 for the first three months of fiscal 2001 compared to $3.8 million for the first three months of fiscal 2000. This change is primarily the result of decreased repayments of the Company's revolving line of credit during the first three months of fiscal 2001 compared to the first three months of fiscal 2000.

Forward-Looking Statements
--------------------------------------------------------------------------------

This report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words "may," "will," "expects," "anticipates," "estimates," and similar expressions. The Company's future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include but are no limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; the possibility that unforeseen events could impair the Company's ability to service its customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, the Company may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risk to which they are subject.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not used derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No material legal proceedings.

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


                                TESSCO TECHNOLOGIES INCORPORATED



Date:  August 8, 2000           By: /S/ROBERT C. SINGER
                                    -------------------------------
                                    Robert C. Singer
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)

EXHIBIT 11

TESSCO TECHNOLOGIES INCORPORATED
STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(Unaudited)

The information required by this Exhibit is set forth in Note 2 to the Consolidated Financial Statements of the Company contained in Part I of this Report.