Form 10-Q
period 2000-09-24
TESSCO TECHNOLOGIES INC
filed 2000-11-06
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

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

The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of October 25, 2000 was 4,494,400.

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q


PART I          FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------------

                Item 1  Financial Statements

                        Consolidated Balance Sheets as of September 24, 2000 and March                            3
                        26, 2000

                        Consolidated Statements of Income for the periods ended                                   4
                        September 24, 2000 and September 26, 1999

                        Consolidated Statements of Cash Flows for the periods ended                               5
                        September 24, 2000 and September 26, 1999

                        Notes to Consolidated Financial Statements                                                6

                Item 2  Management's Discussion and Analysis of Financial Condition and                           8
                        Results of Operations

                Item 3  Quantitative and Qualitative Disclosures about Market Risk                               10

PART II         OTHER INFORMATION
--------------------------------------------------------------------------------------------------------------------

                Item 1  Legal Proceedings                                                                        11

                Item 2  Changes in Securities                                                                    11

                Item 3  Defaults upon Senior Securities                                                          11

                Item 4  Submission of Matters to a Vote of Security Holders                                      11

                Item 5  Other Information                                                                        11

                Item 6  Exhibits and Reports on Form 8-K                                                         12

--------------------------------------------------------------------------------------------------------------------

                Signature                                                                                        13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                        September 24,        March 26,
                                                            2000                2000
------------------------------------------------------------------------------------------
                                                         (unaudited)          (audited)
ASSETS

CURRENT ASSETS:
      Cash and marketable securities                      $       --         $    818,100
      Trade accounts receivable, net                        30,634,400         28,177,400
      Product inventory                                     37,770,200         31,723,800
      Deferred tax asset                                     1,199,700          1,199,700
      Prepaid expenses and other current assets              1,474,300          1,843,100
--------------------------------------------------------------------------------------------------------------------
          Total current assets                              71,078,600         63,762,100
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                 18,476,100         17,160,900
GOODWILL                                                     3,148,900          3,291,200
--------------------------------------------------------------------------------------------------------------------
          Total assets                                    $ 92,703,600       $ 84,214,200
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                              $ 30,739,200       $ 25,353,800
      Accrued expenses and other current liabilities         4,377,400          3,981,300
      Revolving line of credit                               5,128,000          5,862,000
      Current portion of long-term debt                        344,300            332,900
--------------------------------------------------------------------------------------------------------------------
          Total current liabilities                         40,588,900         35,530,000
--------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                         806,200            806,200
LONG-TERM DEBT, net of current portion                       6,593,800          6,795,800
--------------------------------------------------------------------------------------------------------------------
          Total liabilities                                 47,988,900         43,132,000
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock                                             --                 --
      Common stock                                              48,300             47,700
      Additional paid-in capital                            21,624,300         21,283,600
      Treasury stock, at cost                               (3,792,600)        (3,710,600)
      Retained earnings                                     26,834,700         23,461,500
--------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                        44,714,700         41,082,200
--------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity      $ 92,703,600       $ 84,214,200
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------
                                                       Fiscal Quarters Ended                         Six Months Ended
                                                September 24,       September 26,    September 24,     September 26,
                                                    2000                 1999             2000             1999
---------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)         (unaudited)      (unaudited)        (unaudited)
Revenues                                          $ 66,602,100      $ 44,612,900      $129,124,600      $ 88,140,700
Cost of goods sold                                  48,622,000        31,932,300        94,321,100        63,834,700
---------------------------------------------------------------------------------------------------------------------

      Gross profit                                  17,980,100        12,680,600        34,803,500        24,306,000

Selling, general and administrative expenses        14,629,700         9,988,200        28,399,900        19,329,400
---------------------------------------------------------------------------------------------------------------------

      Income from operations                         3,350,400         2,692,400         6,403,600         4,976,600

Interest expense, net                                  480,900           259,600           962,900           585,400
---------------------------------------------------------------------------------------------------------------------

      Income before provision for income
            taxes                                    2,869,500         2,432,800         5,440,700         4,391,200

Provision for income taxes                           1,090,400           924,400         2,067,500         1,668,600
---------------------------------------------------------------------------------------------------------------------

      Net income                                  $  1,779,100      $  1,508,400      $  3,373,200      $  2,722,600
---------------------------------------------------------------------------------------------------------------------

Basic earnings per share                          $       0.40      $       0.34      $       0.75      $       0.61
---------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                        $       0.37      $       0.33      $       0.71      $       0.59
---------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding            4,492,600         4,460,900         4,490,600         4,455,300
---------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding          4,828,400         4,576,500         4,732,800         4,597,400
---------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                              September 24,         September 26,
                                                                                  2000                  1999
------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $ 3,373,200       $ 2,722,600
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                            1,706,100         1,299,300
          Provision for bad debts                                                    273,200           127,200
      Increase in trade accounts receivable                                       (2,730,200)       (3,183,600)
      Increase in product inventory                                               (6,046,400)         (372,200)
      Decrease in prepaid expenses and other current assets                          368,800           265,300
      Increase in trade accounts payable                                           5,385,400         5,119,900
      Increase (decrease) in accrued expenses and other current liabilities          396,100           (74,000)
------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                2,726,200         5,904,500
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                       (2,879,000)       (1,516,600)
------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                   (2,879,000)       (1,516,600)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit facility                                (734,000)       (3,872,000)
      Payments on long-term debt                                                    (190,600)         (154,400)
      Proceeds from exercise of stock options                                        259,300              --
      Decrease in other liabilities                                                     --             (50,000)
------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                     (665,300)       (4,076,400)
------------------------------------------------------------------------------------------------------------------

          Net (decrease) increase in cash and marketable securities                 (818,100)          311,500

CASH AND MARKETABLE SECURITIES, beginning of period                                  818,100            97,700
------------------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                                    $      --         $   409,200
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 24, 2000
(Unaudited)

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

---------------------------------------------------------------------------------------
                                Fiscal Quarters Ended             Six Months Ended
                             September 24,    September 26,  September 24,  September 26,
                                 2000            1999           2000           1999
---------------------------------------------------------------------------------------
Basic weighted average
     common shares
     outstanding               4,492,600      4,460,900      4,490,600      4,455,300
Effect of dilutive common
     equivalent shares           335,800        115,600        242,200        142,100
---------------------------------------------------------------------------------------
Diluted weighted average
     shares outstanding        4,828,400      4,576,500      4,732,800      4,597,400
---------------------------------------------------------------------------------------

Options to purchase 95,000 shares of common stock at a weighted average exercise price of $33.36 per share were outstanding as of September 24, 2000, but the common equivalent shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

Note 3.  Revolving Credit Agreement
--------------------------------------------------------------------------------

On September 28, 2000, the Company and its affiliates amended the terms of the Company's bank financing agreement. Pursuant to the amended terms, the $15,000,000 credit facility has been increased to $30,000,000, the expiration date of the facility was extended from September 2002 until September 2003, and the net worth covenant was adjusted in a manner generally consistent with the increased amount of available credit. Otherwise, the terms of the bank financing agreement remain, in all material respects, the same as those set forth in the financing agreement as existing prior to the amendment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 26, 2000.

Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000
--------------------------------------------------------------------------------

Revenues increased by $22.0 million, or 49.3%, to $66.6 million for the second quarter of fiscal 2001 compared to $44.6 million for the second quarter of fiscal 2000. Revenues from each of the Company's product categories increased. The largest percentage increase was experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 50%, 30% and 20%, respectively, of revenues during the second quarter of fiscal 2001. The Company experienced revenue growth in its system operators, reseller and consumer market categories, partially offset by a decrease in its international market category. Resellers, system operators, consumer services and international users accounted for approximately 31%, 58%, 7% and 4%, respectively, of revenues during the first quarter of fiscal 2001.

Gross profit increased by $5.3 million, or 41.8%, to $18.0 million for the second quarter of fiscal 2001 compared to $12.7 million for the second quarter of fiscal 2000 due to increased revenues. The gross profit margin decreased to 27.0% for the second quarter of fiscal 2001 compared to 28.4% for the second quarter of fiscal 2000. The decrease in gross profit margin was principally attributable to a change in product mix.

Total selling, general and administrative expenses increased by $4.6 million, or 46.5%, to $14.6 million for the second quarter of fiscal 2001 compared to $10.0 million for the second quarter of fiscal 2000. The increase in these expenses is primarily attributable to continued investment in personnel and marketing expenses to support future revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements. Total selling, general and administrative expenses decreased as a percentage of revenues to 22.0% for the second quarter of fiscal 2001 from 22.4% for the second quarter of fiscal 2000.

Income from operations increased by $658,000, or 24.4%, to $3.4 million for the second quarter of fiscal 2001 compared to $2.7 million for the second quarter of fiscal 2000. The operating income margin decreased to 5.0% for the second quarter of fiscal 2001 compared to 6.0% for the second quarter of fiscal 2000.

Net interest expense increased by $221,300, or 85.2%, to $480,900 for the second quarter of fiscal 2001 compared to $259,600 for the second quarter of fiscal 2000. This increase is due to increased levels of borrowing under the Company's revolving credit facility as well as higher interest rates.

Income before provision for income taxes increased $436,700 or 18.0%, to $2.9 million for the second quarter of fiscal 2001 compared to $2.4 million for the second quarter of fiscal 2000. The effective tax rate for both quarters was 38%. Net income and earnings per share (diluted) for the second quarter of fiscal 2001 increased 17.9% and 12.1%, respectively, compared to the second quarter of fiscal 2000.

First Six Months of Fiscal 2001 Compared to First Six Months of Fiscal 2000
--------------------------------------------------------------------------------

Revenues increased by $41.0 million, or 46.5%, to $129.1 million for the first six months of fiscal 2001 compared to $88.1 million for the first six months of fiscal 2000. Revenues increased in each of the Company's major product categories, with the largest percentage increase experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 52%, 30% and 18%, respectively, of revenues during the first six months of fiscal 2001. The Company experienced revenue growth from its reseller, system operator and consumer services categories, partially offset by a decrease in its international category. Resellers, system operators, consumer services and international users accounted for approximately 30%, 60%, 6% and 4%, respectively, of revenues during the first six months of fiscal 2001.

Gross profit increased by $10.5 million, or 43.2%, to $34.8 million for the first six months of fiscal 2001 compared to $24.3 million for the first six months of fiscal 2000. The gross profit margin decreased to 27.0% for the first six months of fiscal 2001 compared to 27.6% for the first six months of fiscal 2000. The decrease in gross profit margin was principally attributable to a change in product mix.

Total operating expenses increased by $9.1 million, or 46.9%, to $28.4 million for the first six months of fiscal 2001 compared to $19.3 million for the first six months of fiscal 2000. The increase in these expenses is primarily attributable to continued investment in personnel and marketing expenses to support future revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements. Total operating expenses increased as a percentage of revenues to 22.0% for the first six months of fiscal 2001 from 21.9% for the first six months of fiscal 2000.

Income from operations increased by $1.4 million, or 28.7%, to $6.4 million for the first six months of fiscal 2001 compared to $5.0 million for the first six months of fiscal 2000. The operating income margin decreased to 5.0% for the first six months of fiscal 2001 compared to 5.7% for the first six months of fiscal 2000.

Net interest expense increased by $377,500, or 64.5%, to $962,900 for the first six months of fiscal 2001 compared to $585,400 for the first six months of fiscal 2000. This increase is due to increased levels of borrowing under the Company's revolving credit facility and higher interest rates.

Income before provision for income taxes increased $1.0 million or 23.9% to $5.4 million for the first six months of fiscal 2001 compared to $4.4 for the first six months of fiscal 2000. The effective tax rate for both periods was 38%. Net income and earnings per share (diluted) for the first six months of fiscal 2001 increased 23.9% and 20.3%, respectively, compared to the first six months of fiscal 2000.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash provided by operating activities was $2.7 million for the first six months of fiscal 2001, compared to $5.9 million for the first six months of fiscal 2000. This decrease was primarily the result of an increase in product inventory in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 partially offset by an increase in net income and depreciation and amortization. Net cash used in investing activities increased to $2.9 million for the first six months of fiscal 2001 compared to $1.5 million for the first six months of fiscal 2000. Net cash used by financing activities was $665,300 for the first six months of fiscal 2001 compared to $4.1 million for the first six months of fiscal 2000. This decrease is primarily the result of decreased repayments of the Company's revolving line of credit during the first six months of fiscal 2001 compared to the first six months of fiscal 2000. On September 28, 2000, the Company and its affiliates amended the terms of the Company's bank financing agreement. Pursuant to the amended terms, the $15,000,000 credit facility has been increased to $30,000,000, the expiration date of the facility was extended from September 2002 until September 2003, and the net worth covenant was adjusted in a manner generally consistent with the increased amount of available credit (see Note 3 of the Notes to the Consolidated Financial Statements).

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders at the Company's corporate headquarters on July 20, 2000. At the meeting, the shareholders were asked to vote on the election of directors, the approval of an amendment to the 1994 Stock and Incentive Plan increasing the number of shares available for issuance and the ratification of the appointment of the Company's independent public accountants. Each of these proposals was described in the Company's Definitive Proxy Statement filed with the Commission on June 15, 2000.

ELECTION OF DIRECTORS. At the meeting, the shareholders reelected John D. Beletic and Morton F. Zifferer, Jr., for three year terms expiring at the Company's 2003 Annual Meeting of Shareholders. The votes cast for Mr. Beletic and Mr. Zifferer were as follows:

        John D. Beletic           3,884,911          For
                                      5,130          Against or Withheld

        Morton F. Zifferer, Jr.   3,885,311          For
                                      4,730          Against or Withheld



1994 STOCK AND INCENTIVE PLAN. At the meeting, the shareholders approved as proposed Amendment No. 4 to the 1994 Stock and Incentive Plan increasing the number of shares available for issuance under the plan by 300,000. The number of votes for was 2,417,729, the number of votes against was 173,786, the number of abstentions was 9,216 and the number of broker non-votes was 1,289,310.

INDEPENDENT AUDITORS. At the meeting, the shareholders ratified the appointment of Arthur Andersen LLP to serve as the independent public accountants of the Company for the fiscal year ending April 1, 2001. The number of votes for was 3,885,960, the number of votes against or withheld was 1,580, and the number of abstentions was 2,501.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     10.1 Fifth Amendment to Financing Agreement dated September 28, 2000

     10.2 Second Amended and Restated Revolving Credit Note dated
          September 28, 2000

     10.3 Amendment No. 4 to 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated

     11.  Statement re: computation of per share earnings

     27.  Financial Data Schedule

(b)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TESSCO TECHNOLOGIES INCORPORATED

Date:  November 2, 2000             By: /S/ROBERT C. SINGER
                                       -------------------------------
                                    Robert C. Singer
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)