Form 10-Q
period 2000-12-24
TESSCO TECHNOLOGIES INC
filed 2001-02-07
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 24, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/ No / /



The number of shares of the registrant's Common Stock, $.01 par value per share, outstanding as of January 26 , 2001 was 4,494,432.

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q

PART I          FINANCIAL INFORMATION
---------------------------------------------------------------------------------------------------------------------

                Item 1         Financial Statements

                               Consolidated Balance Sheets as of December 24, 2000 and March                      3
                               26, 2000

                               Consolidated Statements of Income for the periods ended                            4
                               December 24, 2000 and December 26, 1999

                               Consolidated Statements of Cash Flows for the periods ended                        5
                               December 24, 2000 and December 26, 1999

                               Notes to Consolidated Financial Statements                                         6

                Item 2         Management's Discussion and Analysis of Financial Condition and                    8
                               Results of Operations

                Item 3         Quantitative and Qualitative Disclosures about Market Risk                        10

PART II         OTHER INFORMATION
---------------------------------------------------------------------------------------------------------------------

                Item 1         Legal Proceedings                                                                 11

                Item 2         Changes in Securities                                                             11

                Item 3         Defaults upon Senior Securities                                                   11

                Item 4         Submission of Matters to a Vote of Security Holders                               11

                Item 5         Other Information                                                                 11

                Item 6         Exhibits and Reports on Form 8-K                                                  11


---------------------------------------------------------------------------------------------------------------------

                Signature                                                                                        12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                                             December 24,            March 26,
                                                                                 2000                  2000
------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)            (audited)
ASSETS

CURRENT ASSETS:
     Cash and marketable securities                                        $             -       $       818,100
     Trade accounts receivable, net                                             31,683,000            28,177,400
     Product inventory                                                          40,044,300            31,723,800
     Deferred tax asset                                                          1,199,700             1,199,700
     Prepaid expenses and other current assets                                   2,095,200             1,843,100
------------------------------------------------------------------------------------------------------------------
         Total current assets                                                   75,022,200            63,762,100
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                                     18,869,800            17,160,900
GOODWILL, net                                                                    3,073,400             3,291,200
OTHER LONG-TERM ASSETS                                                             339,100               228,900
------------------------------------------------------------------------------------------------------------------
         Total assets                                                      $    97,304,500       $    84,443,100
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                $    31,832,700       $    25,353,800
     Accrued expenses and other current liabilities                              5,456,200             3,981,300
     Revolving line of credit                                                    5,608,000             5,862,000
     Current portion of long-term debt                                             350,000               332,900
------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              43,246,900            35,530,000
------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                                             806,200               806,200
LONG-TERM DEBT, net of current portion                                           6,504,300             6,795,800
OTHER LONG-TERM LIABILITIES                                                        347,500               228,900
------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                      50,904,900            43,360,900
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
     Preferred stock                                                                    -                     -
     Common stock                                                                   48,000                47,700
     Additional paid-in capital                                                 21,629,000            21,283,600
     Treasury stock, at cost                                                    (3,792,600)           (3,710,600)
     Retained earnings                                                          28,515,200            23,461,500
------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             46,399,600            41,082,200
------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                        $    97,304,500       $    84,443,100
------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------------------------
                                                       Fiscal Quarters Ended                         Nine Months Ended
                                                December 24,            December 26,         December 24,         December 26,
                                                    2000                    1999                 2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)             (unaudited)          (unaudited)          (unaudited)
Revenues                                     $    69,657,200          $   52,436,300       $  198,781,800       $   140,577,000
Cost of goods sold                                50,321,500              37,920,700          144,642,600           101,755,400
-------------------------------------------------------------------------------------------------------------------------------

      Gross profit                                19,335,700              14,515,600           54,139,200            38,821,600

Selling, general and administrative expenses      16,105,800              11,986,700           44,505,800            31,316,200
-------------------------------------------------------------------------------------------------------------------------------

      Income from operations                       3,229,900                2,528,900            9,633,400            7,505,400

Interest expense, net                                519,400                  310,100            1,482,200              895,400
-------------------------------------------------------------------------------------------------------------------------------

      Income before provision for income
            taxes                                  2,710,500                2,218,800            8,151,200            6,610,000

Provision for income taxes                         1,030,000                  843,200            3,097,500            2,511,800
-------------------------------------------------------------------------------------------------------------------------------

      Net income                             $     1,680,500          $     1,375,600      $     5,053,700      $     4,098,200
-------------------------------------------------------------------------------------------------------------------------------


Basic earnings per share                     $          0.37          $          0.31      $          1.12      $          0.92
-------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                   $          0.36          $          0.30      $          1.07      $          0.89
-------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding          4,499,100                4,488,100            4,493,400            4,466,300
-------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding        4,685,700                4,563,000            4,717,100            4,586,000
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                              December 24,          December 26,
                                                                                  2000                  1999
--------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $     5,053,700       $     4,098,200
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                           2,646,100             1,983,600
          Provision for bad debts                                                   407,700               204,900
          Deferred income taxes and other                                             8,400                     -
      Increase in trade accounts receivable                                      (3,913,300)           (8,009,900)
      Increase in product inventory                                              (8,320,500)           (6,634,500)
      (Increase) decrease in prepaid expenses and other current assets             (252,100)              441,800
      Increase in trade accounts payable                                          6,478,900             9,704,400
      Increase in accrued expenses and other current liabilities                  1,477,000               977,900
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               3,585,900             2,766,400
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                      (4,137,200)           (2,372,700)
--------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (4,137,200)           (2,372,700)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit facility                               (254,000)             (208,000)
      Payments on long-term debt                                                   (274,400)             (233,400)
      Proceeds from exercise of stock options                                       261,600                -
      Decrease in other liabilities                                                   -                   (50,000)
--------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                    (266,800)             (491,400)
--------------------------------------------------------------------------------------------------------------------

          Net decrease in cash and marketable securities                           (818,100)              (97,700)

CASH AND MARKETABLE SECURITIES, beginning of period                                 818,100                97,700
--------------------------------------------------------------------------------------------------------------------

CASH AND MARKETABLE SECURITIES, end of period                               $             -       $             -
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 24, 2000
(Unaudited)

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

-------------------------------------------------------------------------------------------------------------
                                      Fiscal Quarters Ended                      Nine Months Ended
                                December 24,         December 26,        December 24,        December 26,
                                    2000                 1999                2000                1999
-------------------------------------------------------------------------------------------------------------
Basic weighted average
     common shares
     outstanding                    4,499,100            4,488,100           4,493,400           4,466,300
Effect of dilutive common
     equivalent shares                186,600               74,900             223,700             119,700
-------------------------------------------------------------------------------------------------------------
Diluted weighted average
     shares outstanding             4,685,700            4,563,000           4,717,100           4,586,000
-------------------------------------------------------------------------------------------------------------

Options to purchase 157,300 shares of common stock at a weighted average exercise price of $29.10 per share were outstanding as of December 24, 2000, but the common equivalent shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

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

Note 4.  Lease Agreement
--------------------------------------------------------------------------------

On November 30, 2000, through a wholly owned subsidiary, the Company entered into an agreement to lease 66,000 square-feet of additional warehouse and office space in Hunt Valley, Maryland. The lease requires annual payments of $520,000 adjusted annually at a rate of 2%. The lease is effective April 1, 2001 and expires on March 31, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 26, 2000.

Third Quarter of Fiscal 2001Compared to Third Quarter of Fiscal 2000
--------------------------------------------------------------------------------

Revenues increased by $17.2 million, or 32.8%, to $69.7 million for the third quarter of fiscal 2001 compared to $52.4 million for the third quarter of fiscal 2000. Revenues from each of the Company's product categories increased. The largest percentage increase was experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 48%, 32% and 20%, respectively, of revenues during the third quarter of fiscal 2001. The Company experienced revenue growth in its system operators, reseller and consumer market categories, partially offset by a decrease in its international market category. Resellers, system operators, consumer services and international users accounted for approximately 30%, 57%, 8% and 5%, respectively, of revenues during the third quarter of fiscal 2001.

Gross profit increased by $4.8 million, or 33.2%, to $19.3 million for the third quarter of fiscal 2001 compared to $14.5 million for the third quarter of fiscal 2000 due to increased revenues. The gross profit margin increased to 27.8% for the third quarter of fiscal 2001 compared to 27.7% for the third quarter of fiscal 2000. The increase in gross profit margin was principally attributable to a change in product mix.

Total selling, general and administrative expenses increased by $4.1 million, or 34.4%, to $16.1 million for the third quarter of fiscal 2001 compared to $12.0 million for the third quarter of fiscal 2000. The increase in these expenses is primarily attributable to continued investment in personnel and marketing expenses to support future revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements. Total selling, general and administrative expenses increased as a percentage of revenues to 23.1% for the third quarter of fiscal 2001 from 22.9% for the third quarter of fiscal 2000.

Income from operations increased by $701,000, or 27.7%, to $3.2 million for the third quarter of fiscal 2001 compared to $2.5 million for the third quarter of fiscal 2000. The operating income margin decreased to 4.6% for the third quarter of fiscal 2001 compared to 4.8% for the third quarter of fiscal 2000.

Net interest expense increased by $209,300, or 67.5%, to $519,400 for the third quarter of fiscal 2001 compared to $310,100 for the third quarter of fiscal 2000. This increase is due to increased levels of borrowing under the Company's revolving credit facility, as well as higher interest rates.

Income before provision for income taxes increased $491,700 or 22.2%, to $2.7 million for the third quarter of fiscal 2001 compared to $2.2 million for the third quarter of fiscal 2000. The effective tax rate for both quarters was 38%. Net income and earnings per share (diluted) for the third quarter of fiscal 2001 increased 22.2% and 20.0%, respectively, compared to the third quarter of fiscal 2000.


First Nine Months of Fiscal 2001Compared to First Nine Months of Fiscal 2000
--------------------------------------------------------------------------------

Revenues increased by $58.2 million, or 41.4%, to $198.8 million for the first nine months of fiscal 2001 compared to $140.6 million for the first nine months of fiscal 2000. Revenues increased in each of the Company's major product categories, with the largest percentage increase experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 51%, 31% and 18%, respectively, of revenues during the first nine months of fiscal 2001. The Company experienced revenue growth from its reseller, system operator and consumer services categories, partially offset by a decrease in its international category. Resellers, system operators, consumer services and international users accounted for approximately 30%, 59%, 7% and 4%, respectively, of revenues during the first nine months of fiscal 2001.

Gross profit increased by $15.3 million, or 39.5%, to $54.1 million for the first nine months of fiscal 2001 compared to $38.8 million for the first nine months of fiscal 2000. The gross profit margin decreased to 27.2% for the first nine months of fiscal 2001 compared to 27.6% for the first nine months of fiscal 2000. The decrease in gross profit margin was principally attributable to a change in product mix.

Total operating expenses increased by $13.2 million, or 42.1%, to $44.5 million for the first nine months of fiscal 2001 compared to $31.3 million for the first nine months of fiscal 2000. The increase in these expenses is primarily attributable to continued investment in personnel and marketing expenses to support future revenue and gross profit growth as well as increased depreciation and amortization related to information system enhancements. Total operating expenses increased as a percentage of revenues to 22.4% for the first nine months of fiscal 2001 from 22.3% for the first nine months of fiscal 2000.

Income from operations increased by $2.1 million, or 28.4%, to $9.6 million for the first nine months of fiscal 2001 compared to $7.5 million for the first nine months of fiscal 2000. The operating income margin decreased to 4.8% for the first nine months of fiscal 2001 compared to 5.3% for the first nine months of fiscal 2000.

Net interest expense increased by $586,800, or 65.5%, to $1.5 million for the first nine months of fiscal 2001 compared to $895,400 for the first nine months of fiscal 2000. This increase is due to increased levels of borrowing under the Company's revolving credit facility and higher interest rates.

Income before provision for income taxes increased $1.5 million or 23.3% to $8.2 million for the first nine months of fiscal 2001 compared to $6.6 million for the first nine months of fiscal 2000. The effective tax rate for both periods was 38%. Net income and earnings per share (diluted) for the first nine months of fiscal 2001 increased 23.3% and 20.2%, respectively, compared to the first nine months of fiscal 2000.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash provided by operating activities was $3.6 million for the first nine months of fiscal 2001 compared to $2.8 million for the first nine months of fiscal 2000. This increase was primarily the result an increase in net income and depreciation and amortization, partially offset by an increase in product inventory. Net cash used in investing activities increased to $4.1 million for the first nine months of fiscal 2001 compared to $2.4 million for the first nine months of fiscal 2000. Net cash used by financing activities was $266,800 for the first nine months of fiscal 2001 compared to $491,400 for the first nine months of fiscal 2000. On September 28, 2000, the Company and its affiliates amended the terms of the Company's bank financing agreement. Pursuant to the amended terms, the $15,000,000 credit facility has been increased to $30,000,000, the expiration date of the facility was extended from September 2002 until September 2003, and the net worth covenant was adjusted in a manner generally consistent with the increased amount of available credit. (See Note 3 of the Notes to the Consolidated Financial Statements).

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS:
     10.1 Lease Agreement between TESSCO Inc. and Merritt/Bavar-Va, LLC
     11.  Statement re: computation of per share earnings
     27.  Financial Data Schedule

(a)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                TESSCO TECHNOLOGIES INCORPORATED




Date:  February 7, 2001         By: /s/ Robert C. Singer
                                    -------------------------------
                                    Robert C. Singer
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)