Form 10-K
period 2001-04-01
TESSCO TECHNOLOGIES INC
filed 2001-06-15
CIK 927355

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-0729657 (IRS Employer Identification No.)
11126 McCormick Road, Hunt Valley, Maryland (Address of principal executive offices)	21031 (Zip Code)

Registrant's telephone number including area code: (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the Nasdaq Stock Market as of May 4, 2001 was $56,031,586. The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 4, 2001 was 4,500,529.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders currently scheduled to be held July 19, 2001, are incorporated by reference into Part III.

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

    TESSCO's guiding vision is to be The Vital Link™ between buyers and manufacturers. For its customers, TESSCO provides a total source of product knowledge, choices and availability and the solutions that create an opportunity to improve the way business is done. For its manufacturers, TESSCO presents, markets and sells their products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base. The TESSCO mission is to virtually link the knowledge to make decisions and the delivery of configured product solutions to the point of use, while providing control of the supply chain process.

    All customer, manufacturer, product, configuration, sales and delivery activities are directed by an integrated enterprise information technology platform. This platform incorporates TESSCO's Wireless Product Knowledge System (WPKS), an integrated database containing specifications and configuration information for over 27,000 wireless communications products. TESSCO's WPKS allows presentation and comparison of product and solution choices and alternatives, organized by product, rather than manufacturer. Product presentations include all specifications, features, benefits, photographs and usage instructions. WPKS information is processed into knowledge for decision-making and is presented in print, electronically and on the Internet in the Solutions Guide, The Wireless Journal® and TESSCO.com®.

    TESSCO.com®, the Internet-based Knowledge-Configuration-Delivery-Control (KCDC™) Solution and Transaction System, gives engineers, system designers, technicians and buyers tools to help them make better decisions; configure complete solutions; eliminate inventory; and achieve on-time, low-cost system operation. Buyers can quickly and easily (1) select and evaluate possible choices; (2) configure solutions and orders with worksheets; (3) confirm pricing and availability; (4) reserve and order products for delivery; and (5) control, support and track purchases and order history by accessing TESSCO.com® or the sales and technical support center, 24 hours a day, 7 days a week.

    TESSCO's support operations are centralized at the Global Logistics Center, the Company's ISO 9002 registered headquarters in Hunt Valley, Maryland. Marketing campaigns and new product and service solutions are developed at the Solution Development Center, also located in Hunt Valley, Maryland. Fulfillment centers in Hunt Valley, Maryland and Reno, Nevada, configure orders for complete, on-time delivery throughout the world. The Company currently serves more than 8,500 business customers and 17,000 consumers per month, including a diversified mix of cellular, PCS and paging carriers, Wireless ISP, fixed broadband and mobile dispatch operators, infrastructure site owners, contractors and integrators, wireless value-added resellers, retailers, plus consumers and subscribers.

Products and Services

    TESSCO identifies, selects, catalogs, markets and sells products and services required to build, operate, maintain and use a wireless system, as well as accessory products for wireless system subscribers. The Company principally offers competitively priced, manufacturer brand name products, ranging from simple hardware items to sophisticated spectrum analyzers, with prices ranging from less than $1 to over $50,000 and gross profit margins ranging from less than 5% to over 60%. During fiscal

2001, the Company offered over 27,000 stock keeping units (SKUs), broadly classified as base site infrastructure, subscriber accessory and test and maintenance supplies, which accounted for approximately 49%, 32% and 19% of revenues, respectively, during fiscal 2001. Base site infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. The Company's base site infrastructure service offerings include connector installation, custom jumper assembly, filter product tuning, site "kitting" and "logistics integration." Subscriber accessory products are those products used with mobile and portable devices, such as cellular telephones, pagers and two-way radios. Products include replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Customized order fulfillment services and affinity marketing programs, such as providing outsourced call centers and private label Internet sites, complement the Company's primary subscriber accessory product offering. Test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency, voltage and power measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians.

    While TESSCO principally provides manufacturer brand name products, a variety of products, which are primarily subscriber accessory products, are developed and offered under its private labels, mainly "Wireless Solutions®."

    As part of its commitment to customer service, the Company typically allows customers to return a product for any reason, for credit, within 30 days after the date of purchase. Total returns and credits have been less than 5% of revenues in each of the past three fiscal years.

    As of April 1, 2001, the Company was offering products purchased from over 400 manufacturers. Although a substantial portion of the Company's purchases are concentrated with a small number of vendors (approximately 31% of TESSCO's fiscal 2001 revenues were generated by the sale of products purchased from its top ten vendors, with products purchased from its largest vendor generating approximately 6% of Company revenue) and the Company does not maintain long-term supply contracts with its vendors, the Company believes that alternative sources of supply are available for many of the product types it carries.

Customers

    TESSCO's customer base consists of systems operators, resellers, consumers and international users which accounted for approximately 57%, 31%, 8% and 4%, respectively, of fiscal 2001 revenues. All of these customers, excluding consumers, share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system. Systems operators are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers. Also categorized as systems operators are self-maintained users who have significant internal communications requirements and, as a result, own and operate their own two-way radio networks and service their own equipment. Self-maintained users include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Resellers sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. TESSCO's customers in this classification include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers. Consumers having cellular or PCS phones place orders for accessories via telephone and the Internet through TESSCO's affinity-marketing programs. Under these programs, the Company collaborates with its affinity-marketing clients, including OEMs, wireless carriers and dealers, to market to their customers under their brands. TESSCO typically acts as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from TESSCO's inventory and collecting payment. TESSCO's affinity marketing programs create a high level of customer service and supplementary income for the client through revenue share payments. International users are generally systems operators that conduct business outside of the United States. TESSCO currently services customers in over 100 countries.

    No one customer accounted for more than 6% of TESSCO's revenues during fiscal 2001. TESSCO's ten largest customers accounted for approximately 25% of its revenues during fiscal 2001.

Method of Operation

    TESSCO believes that it has developed a highly integrated, technologically advanced and efficient method of operation based on these key tenets:

  •
  understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;

  •
  allowing customers to make the best decisions by delivering product knowledge, not just information, through TESSCO's knowledge tools, including the Solutions Guide, a one-of-a-kind industry resource and TESSCO.com®, the Company's Internet-based Solution and Transaction System;

  •
  responding to what TESSCO refers to as "the moments of truth" by providing customers with sales, service and technical support, 24 hours a day, seven days a week, 365 days a year;

  •
  providing customers what they need, when and where they need it by delivering total source product and service solutions; and

  •
  helping customers enhance their operations by providing real-time order tracking and performance measurement.

    TESSCO operates as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consists of these integrated units:

    Market Development and Sales:  To meet the needs of a dynamic marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on three primary markets: system operators (i.e., carrier, tower, build-to-suit contractors, Internet service providers, self-maintained users and international users); resellers (i.e., dealers, value-added resellers and retail and mass merchants); and consumer and fulfillment services (i.e., affinity programs). This organization allows customized product offerings and value propositions to be developed for particular markets and the building of closer, long-term customer relationships.

    TESSCO attempts to understand and anticipate customers' needs and build solutions by cultivating lasting relationships. The Company's customer database contains detailed information on over 86,000 existing and potential customers, including the names of key personnel, past contacts and inquiry, buying and credit histories. This extensive customer database enables the Company to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to direct-marketing materials, advertisements in trade journals and industry trade shows, as well as, through referrals from other TESSCO customers. Customer relationship representatives follow up on these customer inquiries through distribution of the Company's information materials, phone contact and field visits. The information technology system tracks a potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, the Company carefully analyzes purchasing patterns and identifies opportunities to encourage customers to make more frequent purchases of a broader array of products. TESSCO believes that it is able to develop efficient and effective marketing programs to expand its customer base and increase sales to its existing customers, while at the same time managing sales and marketing expenses. Scheduled calls are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business supply relationship.

    Solutions Development and Marketing:  TESSCO actively monitors advances in technologies and industry trends, both through market research and continual customer interaction, and continues to add to its product offerings as new wireless communications products and technologies are developed.

    In addition to determining the product offering, the Company's product development teams provide the technical foundation for both customers and TESSCO personnel. The Wireless Product Knowledge System (WPKS) is continually updated to add technical information in response to vendor specification changes and customer inquiries. WPKS contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products and purchase and sales histories. This information is available on a real-time basis to all TESSCO personnel for product development, procurement, technical support, cataloging and marketing.

    The Company utilizes its Wireless Product Knowledge System to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to view TESSCO as an important source of their product requirements by providing useful and timely product and service information. These knowledge tools include Solutions Guides distributed semi-annually to over 75,000 current and prospective buyers in over 120 countries; The Wireless Journal®, which is designed to introduce the reader to TESSCO's capabilities and product offerings and contains information on significant industry trends and product reviews; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; TESSCO T-Flash™, which features new products and monthly specials; Tech Tips, which offer suggestions and ideas from other TESSCO vendor partners; TESSCO Specialty Guides, which provide in-depth, customizable product knowledge on a specific category of product; and TESSCO.com®.

    TESSCO.com®, the Company's Internet-based Knowledge-Configuration-Delivery-Control (KCDC™) Solution and Transaction System, features an on-line version of the Company's printed Solutions Guide and a unique business-to-business transaction system, enabling customers to conduct product searches and to place customized orders for complete, on-time delivery. Its features include:

  •
  an electronic version of the Company's printed Solutions Guide;

  •
  in-depth product knowledge, including illustrations, detailed specifications and application information;

  •
  order reservations;

  •
  real-time product availability for over 27,000 SKUs from more than 400 manufacturers of base site infrastructure products, subscriber accessory products, as well as test equipment and maintenance products;

  •
  customer-specific pricing, based on TESSCO's tiered pricing structure which is tied to a customer's purchases;

  •
  easy ordering capabilities;

  •
  order confirmation, specifying the contents, order status, delivery date, tracking number and total cost of an order; and

  •
  detailed order history.

    TESSCO's knowledge tools not only empower its customers to make better decisions by delivering product knowledge, rather than just information, but also provide its manufacturers the opportunity to develop their brands and to promote their products to a broad and diverse customer base.

    Procurement and Inventory Management:  TESSCO's product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing TESSCO's return on its inventory investment.

    The Company uses its information technology system to monitor and manage its inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As of April 1, 2001 and March 26, 2000, the Company had an immaterial level of backlog orders, and in the case of those existing at April 1, 2001, all are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended April 1, 2001 and March 26, 2000, inventory write-offs were 0.8% and 0.3% of total purchases, respectively. Generally, the Company has been able to return slow-moving inventory to its vendors pursuant to stock rotation agreements.

    Customer Support and Order Entry:  The customer support teams are responsible for responding to what TESSCO refers to as "the moments of truth" by providing sales and customer support services by means of an effective and efficient transaction system. TESSCO also continually monitors its customer service performance through report cards included with each product delivery, customer surveys and regular interaction with customers. By combining its broad product offerings with a commitment to superior customer service, TESSCO seeks to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer's need to maintain high inventory levels.

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

    TESSCO believes that its commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables it to maximize sales, customer satisfaction and retention. The average number of business customers per month has increased from 8,000 in fiscal 2000 to 8,700 in fiscal 2001. An average of 15,600 consumer end-users were served per month in fiscal 2001 as compared to 14,100 in fiscal 2000, as the Company has continued to expand its affinity-marketing programs.

    Fulfillment and Distribution:  Orders are received at the Company's centralized customer support center. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials handling system, which is integrated with the information technology system, utilizes bar coded labels that are applied to every product, allowing distribution center personnel to utilize radio-frequency scanners to locate products, fill orders and update inventory. The centralized distribution center also allows the Company to improve inventory control, minimize multiple product shipments to complete an order, limit inventory duplication and reduce the overhead associated with its distribution functions. Orders can be delivered by a variety of freight lines and carriers as specified by the customer. Delivery charges are calculated on the basis of the weight of the products delivered, not distance to the customer. TESSCO believes that this approach, combined with its Performance and Delivery

Guarantee, which emphasizes not merely prompt shipment, but on-time delivery, enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make TESSCO their total source supplier.

    Information Technology:  Critical to the success of the Company's operations is its information technology system. TESSCO has made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal communications. The information technology system includes highly developed customer and product databases and is integrated with the Company's distribution centers. The information contained in the system is available on a real-time basis to all TESSCO employees and is utilized in every area of the Company's operations.

    During fiscal 1999, TESSCO began migrating its system to Oracle database information technology, thereby augmenting its existing system. Throughout fiscal 2000 and 2001, TESSCO continued this migration. To date, the Company has completed implementation of several Oracle applications and continues its strategy to migrate certain additional feature sets, depending on the level of functionality and productivity enhancement, to Oracle database technology. In so doing, TESSCO believes it has achieved and will continue to achieve system scalability while providing its customers and manufacturers with enhanced knowledge delivery.

    TESSCO hosts several websites for certain affinity partners. By hosting these websites, TESSCO is able to seamlessly interact with the customer and fulfill on-line orders for these affinity partners. The Company has been successful to date in pursing a highly integrated, technologically advanced and efficient method of operations; however, disruption to its day-to-day operations, including failure of the Company's information technology system or distribution system, or freight carrier interruption, could impair the ability of the Company to receive and process orders or to ship product in a timely and cost-efficient manner.

Employees

    As of April 1, 2001, the Company had 524 full-time equivalent employees. Of the Company's full-time equivalent employees, 274 were engaged in customer and vendor service, marketing and product management, 194 were engaged in fulfillment and distribution operations and 56 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

Competition

    The emerging wireless communications distribution industry is fragmented and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Sprint North Supply, Anixter, Westcon, Comstor and Wincomm and numerous regional distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the subscriber accessory market, and the risk of new competitors entering the market is high. The Company believes, however, that its strength in service, the breadth and depth of its product offerings, its information technology system and its large customer base and purchasing relationships with more than 400 manufacturers provide it with a significant competitive advantage over new entrants to the market. Some of the Company's current competitors, particularly certain manufacturers, have substantially greater capital resources, sales and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

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

Intellectual Property

    TESSCO seeks to protect its intellectual property through a combination of trademarks, service marks, confidentiality agreements, trade secret protection and, when appropriate, patent protection. Thus far, TESSCO has generally sought to protect its intellectual property, including its product data and information, customer information and information technology systems, through trademark filings and non-disclosure, confidentiality and trade secret agreements. The Company typically requires its employees, consultants and others having access to its technology to sign confidentiality and non-disclosure agreements. There can be no assurance that these confidentiality and non-disclosure agreements will be honored, or whether they can be fully enforced, or that other entities may not independently develop systems, technologies or information similar to that on which the Company relies.

    The Company maintains a number of trade names and registered trademarks in connection with its business activities, including "TESSCO®," "TESSCO.com®," "Your Total Source®," "The Wireless Journal®," "Wireless Solutions®," "TESSCO Technologies®," "TESSCO Service Solutions™," "National Airtime®," "The Vital Link for the Wireless Communications Industry®," "TESSCO Magic®," "Your Procurement Wizard®," "WirelessRent®," "TechNet®," "TESSCO…Striving to be the Best®," "TechDirect®," "A Simple Way of Doing Business Better®" and "PowerTower®." The Company's general policy is to file for trademark and service mark protection for each of its trademarks and trade names and to enforce its rights against any infringement.

    Although TESSCO currently holds no patents, the Company has filed two patent applications which are currently pending before the United States Patent and Trademark Office. TESSCO intends, when appropriate, to continue to seek patent protection for patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to TESSCO's business, and as a result, the Company's business may be adversely affected. In response to patents of others, the Company may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design its systems around the patents of others.

Item 2: Properties

    The Company's corporate headquarters and primary distribution center, its Global Logistics Center, are located in a Company-owned 184,000 square-foot facility located north of Baltimore in Hunt Valley, Maryland. Certain long-term debt is secured by the property, as described in Note 6 to the Consolidated Financial Statements. As of April 1, 2001, the Company entered into a lease expiring March 2006, for an additional 65,000 square feet of space located in Hunt Valley, Maryland to house the Company's Solution Development Center. Marketing and new product and service solutions are developed at the Solution Development Center. West coast sales and fulfillment is facilitated by a

15,000 square-foot distribution center in Reno, Nevada which is leased by the Company pursuant to a lease expiring June 2002 with a three-year renewal option upon expiration.

Item 3: Legal Proceedings

    The Company is not party to any material pending legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

    None

Item 4A: Executive Officers of the Company

    Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company is as follows:

Name	Age	Position
Robert B. Barnhill, Jr.	57	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is Chairman, President and Chief Executive Officer and founded the business in 1982.
Robert C. Singer	45	Senior Vice President and Chief Financial Officer
			Robert C. Singer joined the Company in October 1999 as Senior Vice President and Chief Financial Officer. Previously, he was Vice President and Chief Financial Officer of the Global Industrial Group of McCormick & Company, Inc.
Patrick J. Bennett	53	Senior Vice President of Solutions Development and Marketing
			Patrick J. Bennett joined the Company in February 2001 as Senior Vice President of Solutions Development and Marketing. Previously, he was President, North America for Cambridge Positioning Systems, Executive Vice President and Chief Operating Officer of Rogers AT&T Wireless and Area Vice President of Sprint PCS.
Richard A. Guipe	51	Senior Vice President of Market Development and Sales
			Richard A. Guipe joined the Company in June 1996 and has served as Senior Vice President of Sales and Market Development since January 2000. Prior to that date, Mr. Guipe served in several executive positions with the Company. Prior to joining the Company, he served as a vice president for the Heliax Products Division of Andrew Corporation.
Douglas A. Rein	41	Senior Vice President of Fulfillment and Operations
			Douglas A. Rein joined the Company in July 1999 as Senior Vice President of Fulfillment and Operations. Previously, he was Director of Operations for Compaq Computer Corporation and Vice President, Distribution and Logistics Operations for Intelligent Electronics.

Mary Lynn Schwartz	45	Senior Vice President, Chief Administrative Officer, and Corporate Secretary
			Mary Lynn Schwartz rejoined the Company in November 1997 and has served as Senior Vice President, Chief Administrative Officer and Corporate Secretary since January 2000. Prior to that date, Ms. Schwartz served in several executive positions with the Company. Between 1992 and 1997, she owned and managed a local public accounting and management consulting practice. She served as the Company's Chief Financial Officer from 1988 to 1992.
Randolph S. Wilgis	37	Senior Vice President of New Business Development
			Randolph S. Wilgis joined the Company in June 1991 and has served as Senior Vice President of New Business Development since January 2000. Prior to that date, Mr. Wilgis served in several executive positions with the Company. Prior to joining the Company, he served as a project manager for the Whiting Turner Company.

Part II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

    The Company's Common Stock has been publicly traded on the Nasdaq Stock Market since September 28, 1994 under the symbol "TESS." The quarterly range of prices per share during fiscal years 2000 and 2001 are as follows:

	High	Low
Fiscal 2000
First Quarter	$24.38	$21.00
Second Quarter	22.00	15.50
Third Quarter	20.50	14.25
Fourth Quarter	24.00	15.00
Fiscal 2001
First Quarter	$24.38	$16.38
Second Quarter	37.50	23.38
Third Quarter	26.00	18.00
Fourth Quarter	22.25	8.13

    As of May 4, 2001 the number of shareholders of record of the Company was 55. The Company estimates that the number of beneficial owners as of that date was 2,100.

    The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

Item 6: Selected Financial Data

	Fiscal Years Ended
	April 1, 2001	March 26, 2000	March 28, 1999	March 29, 1998	March 28, 1997
Statement of Income Data
Revenues	$258,769,800	$196,830,300	$160,582,200	$131,658,200	$147,086,000
Cost of goods sold	188,271,200	142,523,000	118,535,300	95,858,800	109,817,800

Gross profit	70,498,600	54,307,300	42,046,900	35,799,400	37,268,200
Selling, general and administrative expenses	59,953,000	44,027,400	36,793,500	29,662,200	29,183,200
Asset impairment and restructuring charge	—	—	831,000	—	310,200

Income from operations	10,545,600	10,279,900	4,422,400	6,137,200	7,774,800
Interest and other expense, net	2,039,100	1,340,300	1,240,800	712,600	982,100

Income before provision for income taxes	8,506,500	8,939,600	3,181,600	5,424,600	6,792,700
Provision for income taxes	3,232,500	3,397,000	1,209,200	2,049,000	2,614,800

Net income	$5,274,000	$5,542,600	$1,972,400	$3,375,600	$4,177,900

Diluted earnings per share	$1.13	$1.20	$0.43	$0.73	$0.89
Diluted weighted average shares outstanding	4,682,600	4,599,500	4,600,100	4,610,300	4,703,800
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.8	72.4	73.8	72.8	74.7

Gross profit	27.2	27.6	26.2	27.2	25.3
Selling, general and administrative expenses	23.2	22.4	22.9	22.5	19.8
Asset impairment and restructuring charge	—	—	0.5	—	0.2

Income from operations	4.1	5.2	2.8	4.7	5.3
Interest and other expense, net	0.8	0.7	0.8	0.5	0.7

Income before provision for income taxes	3.3	4.5	2.0	4.1	4.6
Provision for income taxes	1.3	1.7	0.8	1.6	1.8

Net income	2.0%	2.8%	1.2%	2.5%	2.8%

SELECTED OPERATING DATA
Average commercial buyers per month	8,700	8,000	7,500	7,000	6,200
Average consumer buyers per month	15,600	14,100	12,200	3,700	1,700
Total orders shipped	760,000	645,000	426,500	302,000	255,400
Revenues per employee	$493,800	$507,300	$462,100	$454,000	$584,000
BALANCE SHEET DATA
Working capital	$30,826,100	$28,232,100	$23,050,700	$22,270,100	$21,331,300
Total assets	87,413,500	84,443,100	63,062,400	59,926,900	50,915,300
Short-term debt	10,365,500	6,194,900	4,690,200	294,000	416,900
Long-term debt	6,441,200	6,795,800	7,128,700	7,441,400	7,637,900
Shareholders' equity	46,739,200	41,082,200	35,456,700	33,391,500	29,371,600

Quarterly Results of Operations

	Fiscal 2001 Quarters Ended				Fiscal 2000 Quarters Ended
	April 1, 2001	Dec. 24, 2000	Sept. 24, 2000	June 25, 2000	March 26, 2000	Dec. 26, 1999	Sept. 26, 1999	June 27, 1999
Revenues	$59,988,000	$69,657,200	$66,602,100	$62,522,500	$56,253,300	$52,436,300	$44,612,900	$43,527,800
Cost of goods sold	43,628,600	50,321,500	48,622,000	45,699,100	40,767,600	37,920,700	31,932,300	31,902,400

Gross profit	16,359,400	19,335,700	17,980,100	16,823,400	15,485,700	14,515,600	12,680,600	11,625,400
Selling, general and administrative expenses	15,447,300	16,105,800	14,629,700	13,770,200	12,711,300	11,986,700	9,988,200	9,341,200

Income from operations	912,100	3,229,900	3,350,400	3,053,200	2,774,400	2,528,900	2,692,400	2,284,200
Interest and other expense, net	556,800	519,400	480,900	482,000	444,800	310,100	259,600	325,800

Income before provision for income taxes	355,300	2,710,500	2,869,500	2,571,200	2,329,600	2,218,800	2,432,800	1,958,400
Provision for income taxes	135,000	1,030,000	1,090,400	977,100	885,200	843,200	924,400	744,200

Net income	$220,300	$1,680,500	$1,779,100	$1,594,100	$1,444,400	$1,375,600	$1,508,400	$1,214,200

Diluted earnings per share	$0.05	$0.36	$0.37	$0.34	$0.31	$0.30	$0.33	$0.26
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.7	72.2	73.0	73.1	72.5	72.3	71.6	73.3

Gross profit	27.3	27.8	27.0	26.9	27.5	27.7	28.4	26.7
Selling, general and administrative expenses	25.8	23.2	22.0	22.0	22.6	22.9	22.4	21.5

Income from operations	1.5	4.6	5.0	4.9	4.9	4.8	6.0	5.2
Interest and other expense, net	0.9	0.7	0.7	0.8	0.8	0.6	0.6	0.7

Income before provision for income taxes	0.6	3.9	4.3	4.1	4.1	4.2	5.5	4.5
Provision for income taxes	0.2	1.5	1.6	1.6	1.5	1.6	2.1	1.7

Net income	0.4%	2.4%	2.7%	2.5%	2.6%	2.6%	3.4%	2.8%

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2001 Compared to Fiscal 2000

    Revenues increased by $61.9 million, or 32%, to $258.8 million in fiscal 2001 compared to $196.8 million in fiscal 2000. The overall increase was primarily a result of increased unit volume due to strong market demand. Revenues from all of the Company's product lines increased. The largest percentage increase was experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 49%, 32% and 19%, respectively, of fiscal 2001 revenue, as compared to 49%, 36% and 15%, respectively, of fiscal 2000 revenues. Revenue increases in the systems operators, resellers and consumer categories were partially offset by a decrease in the international category. The largest increase was experienced in the reseller category. Systems operators, resellers, consumers and international users accounted for approximately 57%, 31%, 8% and 4%, respectively, of fiscal 2001 revenues, as compared to 56%, 30%, 8% and 6%, respectively, of fiscal 2000 revenues.

    Gross profit increased by $16.2 million, or 30%, to $70.5 million in fiscal 2001 compared to $54.3 million in fiscal 2000. The gross profit margin decreased to 27.2% in fiscal 2001 from 27.6% in fiscal 2000. The decrease in gross profit margin was attributable to changes in product mix and increases in inventory reserve levels.

    Total operating expenses increased by $15.9 million, or 36%, to $60.0 million in fiscal 2001 compared to $44.0 million in fiscal 2000. Total operating expenses increased as a percentage of revenues to 23.2% in fiscal 2001, from 22.4% in fiscal 2000. The increase in operating expenses is primarily attributable to an increased investment in personnel and order fulfillment expenses to support revenue, gross profit and order volume growth, as well as increases in depreciation and amortization related to information systems enhancements and increased bad debt expense due to several customer liquidity issues.

    Income from operations increased by $265,700, or 3%, to $10.5 million in fiscal 2001 compared to $10.3 million in fiscal 2000. The operating income margin decreased to 4.1% in fiscal 2001 from 5.2% in fiscal 2000.

    Net interest and other expense increased by $698,800, or 52%, to $2.0 million in fiscal 2001 compared to $1.3 million in fiscal 2000. This increase is due to increased levels of borrowing under the Company's revolving credit facility to finance capital expenditures, higher interest rates and higher credit card fees resulting from an increased number of credit card payments received from customers.

    Income before the provision for income taxes decreased $433,100 or 5% to $8.5 million in fiscal 2001 compared to $8.9 million in fiscal 2000. The effective tax rate in fiscal 2001 and 2000 was 38.0%. Net income and diluted earnings per share for fiscal 2001 decreased 5% and 6%, respectively, compared to fiscal 2000.

    At the end of the third quarter of fiscal 2001, year-to-date revenues and earnings per share were up 41% and 20%, respectively, over the comparable periods of fiscal 2000. Then, after seven consecutive quarters of record revenues and gross profits, the Company's fourth quarter fiscal 2001 performance was hindered by general economic conditions and a tightening of the capital markets. These factors have combined to inhibit the ability of some of the Company's customers and potential customers to finance their growth plans. As a consequence, for the 2001 fiscal year, revenues increased 32% as compared to fiscal 2000, and net income and diluted earnings per share decreased from $5.5 million and $1.20 to $5.2 million and $1.13, respectively. A number of the Company's customers, particularly those involved in building out new or improving existing cellular or broadband systems, require access to capital to finance their growth and, correspondingly, to finance purchases of the Company's products. Many are struggling now under the weight of excess inventories and supply chain costs. Nevertheless, the Company believes that its business model—particularly its ability to provide customers with real-time product availability—will assist its customers by helping them to better deploy capital to revenue generation projects as opposed to inventory ownership.

Fiscal 2000 Compared to Fiscal 1999

    Revenues increased by $36.2 million, or 23%, to $196.8 million in fiscal 2000 compared to $160.6 million in fiscal 1999. The overall increase was primarily a result of increased unit volume due to strong market demand. Revenues from all of the Company's product lines increased. The largest percentage increase was experienced in the sale of test and maintenance products. Base site infrastructure, subscriber accessory and test and maintenance products and services accounted for approximately 49%, 36% and 15%, respectively, of fiscal 2000 revenue, as compared to 52%, 36% and 12%, respectively, of fiscal 1999 revenues. Revenue increases in the systems operators, resellers and consumer categories were partially offset by a decrease in the international category. The largest increase was experienced in the systems operator category. Systems operators, resellers, consumers and international users accounted for approximately 56%, 30%, 8% and 6%, respectively, of fiscal 2000 revenues, as compared to 53%, 29%, 9% and 9%, respectively, of fiscal 1999 revenues.

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

    Net interest and other expense increased by $99,500, or 8%, to $1.3 million in fiscal 2000 compared to $1.2 million in fiscal 1999. This increase is due to increased levels of borrowing under the Company's revolving credit facility to finance capital expenditures, as well as higher interest rates.

    Income before the provision for income taxes increased $5.8 million or 181% to $8.9 million in fiscal 2000 compared to $3.2 million in fiscal 1999. The effective tax rate in fiscal 2000 and 1999 was 38.0%. Net income and diluted earnings per share for fiscal 2000 increased 181% and 179%, respectively, compared to fiscal 1999.

Liquidity and Capital Resources

    Working capital increased to $30.8 million as of April 1, 2001, from $28.2 million as of March 26, 2000. Shareholders' equity increased to $46.7 million as of April 1, 2001, from $41.1 million as of March 26, 2000.

    The Company generated $2.9 million of net cash from operating activities in fiscal 2001 compared to $3.4 million in fiscal 2000. The decrease in operating cash flow was primarily the result of a large decrease in trade accounts payable, partially offset by a significantly smaller increase in inventory and a decrease in accounts receivable.

    Capital expenditures totaled $7.8 million in fiscal 2001, primarily related to investments in information technology, compared to $3.9 million in fiscal 2000.

    The Company generated $4.1 million of net cash from financing activities in fiscal 2001 compared to $1.2 million in fiscal 2000. In fiscal 2001 and 2000, the Company increased borrowings under its revolving credit facility to support increased capital expenditures.

    The Company has a revolving credit facility with a bank that provides for a maximum borrowing capacity of $30.0 million through September 2003. This agreement contains certain conditions, covenants and representations with which the Company was in compliance as of April 1, 2001. As of April 1, 2001, the Company had $10.0 million in outstanding borrowings under this facility.

Forward-Looking Statements

    This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward looking statements may generally be identified by the use of the words "may," "will," "expects," "anticipates," "estimates," and similar expressions. The Company's future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include, but are not limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; the possibility that unforeseen events could impair the Company's ability to service its customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, the Company may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

    The Company does not use derivative financial instruments. Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 8: Consolidated Financial Statements and Supplementary Data

Consolidated Balance Sheets

	April 1, 2001	March 26, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$818,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,480,100 and $739,300, respectively	25,557,800	28,177,400
Product inventory	32,566,400	31,723,800
Deferred tax asset	1,531,600	1,199,700
Prepaid expenses and other current assets	2,689,600	1,843,100

Total current assets	62,345,400	63,762,100

PROPERTY AND EQUIPMENT, NET	21,640,400	17,160,900
GOODWILL, net	3,002,400	3,291,200
OTHER LONG-TERM ASSETS	425,300	228,900

Total assets	$87,413,500	$84,443,100

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$16,744,600	$25,353,800
Accrued expenses and other current liabilities	4,409,200	3,981,300
Revolving credit facility	10,011,000	5,862,000
Current portion of long-term debt	354,500	332,900

Total current liabilities	31,519,300	35,530,000

DEFERRED TAX LIABILITY	2,274,900	806,200
LONG-TERM DEBT, net of current portion	6,441,200	6,795,800
OTHER LONG-TERM LIABILITIES	438,900	228,900

Total liabilities	40,674,300	43,360,900

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,802,687 shares issued and 4,495,277 shares outstanding as of April 1, 2001, and 4,769,020 shares issued and 4,464,085 shares outstanding as of March 26, 2000	48,000	47,700
Additional paid-in capital	21,748,300	21,283,600
Treasury stock, at cost, 307,410 shares and 304,935 shares, respectively	(3,792,600)	(3,710,600)
Retained earnings	28,735,500	23,461,500

Total shareholders' equity	46,739,200	41,082,200

Total liabilities and shareholders' equity	$87,413,500	$84,443,100

The accompanying Notes to the Consolidated Financial Statements are
an integral part of these consolidated balance sheets.

Consolidated Statements of Income

	Fiscal Years Ended
	April 1, 2001	March 26, 2000	March 28, 1999
Revenues	$258,769,800	$196,830,300	$160,582,200
Cost of goods sold	188,271,200	142,523,000	118,535,300

Gross profit	70,498,600	54,307,300	42,046,900
Selling, general and administrative expenses	59,953,000	44,027,400	36,793,500
Asset impairment and restructuring charge	—	—	831,000

Total operating expenses	59,953,000	44,027,400	37,624,500

Income from operations	10,545,600	10,279,900	4,422,400
Interest and other expense, net	2,039,100	1,340,300	1,240,800

Income before provision for income taxes	8,506,500	8,939,600	3,181,600
Provision for income taxes	3,232,500	3,397,000	1,209,200

Net income	$5,274,000	$5,542,600	$1,972,400

Basic earnings per share	$1.17	$1.24	$0.45
Diluted earnings per share	$1.13	$1.20	$0.43

Basic weighted average shares outstanding	4,494,800	4,472,500	4,420,200
Diluted weighted average shares outstanding	4,682,600	4,599,500	4,600,100

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock
			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 29, 1998	4,408,348	$46,700	$20,241,800	$(2,843,500)	$15,946,500	$33,391,500
Net proceeds from exercise of options in exchange for cash and treasury stock	29,773	300	353,600	(264,100)	—	89,800
Tax benefit of option exercises	—	—	3,000	—	—	3,000
Net income	—	—	—	—	1,972,400	1,972,400

Balance at March 28, 1999	4,438,121	47,000	20,598,400	(3,107,600)	17,918,900	35,456,700

Net proceeds from exercise of options in exchange for cash and treasury stock	25,964	700	677,600	(603,000)	—	75,300
Tax benefit of option exercises	—	—	7,600	—	—	7,600
Net income	—	—	—	—	5,542,600	5,542,600

Balance at March 26, 2000	4,464,085	47,700	21,283,600	(3,710,600)	23,461,500	41,082,200

Net proceeds from exercise of options in exchange for cash and treasury stock	31,192	300	414,000	(82,000)	—	332,300
Tax benefit of option exercises	—	—	50,700	—	—	50,700
Net income	—	—	—	—	5,274,000	5,274,000

Balance at April, 1 2001	4,495,277	$48,000	$21,748,300	$(3,792,600)	$28,735,500	$46,739,200

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 1, 2001	March 26, 2000	March 28, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,274,000	$5,542,600	$1,972,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,652,800	2,746,400	2,138,100
Loss on disposal of property and equipment	—	—	191,900
Provision for bad debts	972,200	328,100	290,200
Deferred income taxes and other	1,150,400	473,700	(385,700)
Decrease (increase) in trade accounts receivable	1,647,400	(8,884,500)	(4,154,100)
Increase in product inventory	(842,600)	(10,574,800)	(2,276,900)
(Increase) decrease in prepaid expenses and other current assets	(846,500)	125,800	(359,500)
(Decrease) increase in trade accounts payable	(8,609,200)	12,415,300	(3,355,700)
Increase in accrued expenses and other current liabilities	478,600	1,205,100	423,400

Net cash provided by (used in) operating activities	2,877,100	3,377,700	(5,515,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	—	—	3,100
Acquisition of property and equipment	(7,843,500)	(3,854,400)	(2,972,000)

Net cash used in investing activities	(7,843,500)	(3,854,400)	(2,968,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	4,149,000	1,459,000	4,403,000
Decrease in other liabilities	—	(50,000)	(50,000)
Payments on long-term debt	(333,000)	(287,200)	(319,500)
Proceeds from exercise of stock options	332,300	75,300	89,800

Net cash provided by financing activities	4,148,300	1,197,100	4,123,300

Net (decrease) increase in cash and cash equivalents	(818,100)	720,400	(4,361,500)
CASH AND CASH EQUIVALENTS, beginning of period	818,100	97,700	4,459,200

CASH AND CASH EQUIVALENTS, end of period	$—	$818,100	$97,700

The accompanying Notes to the Consolidated Financial Statements are
an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

    TESSCO Technologies Incorporated, a Delaware Corporation (the Company), is a leading provider of the services, products and solutions required to build, operate, maintain and use wireless voice, data, messaging, tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

    The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. The fiscal year ended April 1, 2001 contained 53 weeks and the fiscal years ended March 26, 2000 and March 28, 1999 contained 52 weeks. The effect of the extra week in fiscal 2001 does not materially affect the Consolidated Financial Statements of the Company.

Cash and Cash Equivalents

    Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

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

    Depreciation and amortization of property and equipment was $3,320,400, $2,419,400 and $1,806,300 for fiscal years 2001, 2000 and 1999, respectively (see Note 3).

Goodwill

    Goodwill is being amortized using the straight-line method over 15 years. Amortization expense was $332,400, $327,000 and $331,800 for fiscal years 2001, 2000 and 1999, respectively. Accumulated amortization as of April 1, 2001 and March 26, 2000 was approximately $1,852,300 and $1,519,900, respectively.

    The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the assets and its eventual disposition.

Revenue Recognition

    The Company records sales when product is shipped to the customers or when services are provided.

Supplemental Cash Flow Information

    Cash paid for interest during fiscal years 2001, 2000 and 1999 totaled $1,035,200, $604,200 and $584,100, respectively. Cash paid for income taxes for fiscal years 2001, 2000 and 1999 totaled $3,450,700, $3,566,900 and $1,124,600, respectively.

    The Company had non-cash transactions during fiscal years 2001, 2000 and 1999 as follows:

	2001	2000	1999
Exercise of options in exchange for stock	$82,000	$603,000	$264,100
Tax benefit from exercise of stock options	50,700	7,600	3,000

Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other current liabilities, borrowings under revolving credit facility and the note payable to a bank approximate their fair value as of April 1, 2001 and March 26, 2000.

    Fair value of long-term debt, excluding the note payable to a bank, as of April 1, 2001 and March 26, 2000 is as follows:

	2001	2000
Note payable to Baltimore County, Maryland	$144,300	$148,300
Note payable to the Maryland Economic Development Corporation	1,169,600	1,192,200

	$1,313,900	$1,340,500

Concentration of Risk

    The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2001, 2000 and 1999 sales of products purchased from the Company's top ten vendors accounted for 31%, 38% and 46% of total revenues, respectively, with sales of products purchased from the Company's largest vendor generating approximately 6%, 8% and 14% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers could have a material adverse effect on the Company.

    The Company's future results could also be negatively impacted by the potential loss of certain customers. For fiscal years 2001, 2000 and 1999, sales of products to the Company's top ten customers accounted for 25%, 14% and 18% of total revenues, respectively, with sales to the Company's largest customer generating approximately 6%, 3% and 6% of total revenues, respectively.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133). FAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", was issued on June 2000 and also amends FAS No. 133. FAS No. 138 addresses a limited number of issues causing implementation difficulties. Consequently, the Company will be required to implement FAS No. 133 for all fiscal quarters for the fiscal year beginning April 2, 2001. The Company has no derivative instruments and therefore expects the adoption of this pronouncement will not have a material effect on the Company's financial statements.

Reclassifications

    Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

Note 3. Property and Equipment

    Property and equipment is summarized as follows:

	April 1, 2001	March 26, 2000
Land	$2,185,500	$2,185,500
Building and improvements	10,935,900	9,316,400
Information technology equipment and software	13,639,800	7,980,500
Equipment, furniture and tooling	6,881,300	6,360,200

	33,642,500	25,842,600
Less accumulated depreciation and amortization	(12,002,100)	(8,681,700)

Property and equipment, net	$21,640,400	$17,160,900

Note 4. Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities are summarized as follows:

	April 1, 2001	March 26, 2000
Payroll, benefits and taxes	$2,237,900	$2,521,900
Bank overdraft	695,200	—
Income and sales taxes	505,100	563,500
Other	971,000	895,900

Accrued Expenses and Other Current Liabilities	$4,409,200	$3,981,300

Note 5. Borrowings Under Credit Facility

    On September 30, 1999, the Company amended the terms of the Company's bank financing agreement. Pursuant to the amended terms, the two facilities previously existing under the agreement, a $5,000,000 line of credit facility and a $10,000,000 revolving credit loan, were consolidated into one $15,000,000 revolving credit facility and the expiration date of the consolidated facility was extended until September 2002.

    On September 28, 2000, the Company and its affiliates amended the terms of the Company's bank financing agreement. Pursuant to the amended terms, the $15,000,000 credit facility was increased to $30,000,000 and the expiration date of the facility was extended from September 2002 until September 2003.

    The consolidated facility is unsecured and bears interest at a variable rate of the London Interbank Offered Rate (LIBOR) plus 1.25% per annum on auto-borrow advances up to $7,000,000 and a variable rate of either the prime rate plus an applicable margin of up to 0.25% per annum, or LIBOR plus an applicable margin of 1.25% to 1.75% per annum, based upon maintenance of certain financial ratios, on the remaining balance of the facility.

    The weighted average interest rate on borrowings under the credit facility was 8.78%, 6.94% and 6.53% for fiscal years 2001, 2000 and 1999, respectively. Interest expense on the credit facility for fiscal years 2001, 2000 and 1999 totaled $600,000, $156,400 and $128,300, respectively. Average borrowings under the credit facility totaled $6,833,200, $2,228,600 and $2,254,500, maximum borrowings totaled $11,000,000, $5,862,000 and $5,000,000 for fiscal years 2001, 2000 and 1999, respectively. The outstanding balance under the credit facility as of April 1, 2001 and March 26, 2000 was $10,011,000 and $5,862,000, respectively.

    The terms of the credit facility require the Company to meet certain financial covenants and ratios and contain other limitations, including a restriction on dividend payments. The Company was in compliance with these terms during fiscal years 2001, 2000 and 1999.

Note 6. Long-Term Debt

    Effective July 16, 1996, the Company issued a revolving note payable to a bank in the face amount of $6,000,000. Interest on the outstanding principal balance was payable monthly, with the balance of unpaid principal and interest due at maturity, April 30, 1997. Effective April 30, 1997, the Company converted the revolving note payable to a term note payable. The converted term note is payable in monthly installments of principal and interest beginning on July 1, 1997, with the balance due at maturity, June 30, 2003. The note bears interest at a floating rate of LIBOR plus 1.50% per annum. The weighted average interest rate in fiscal years 2001, 2000 and 1999 was 8.13%, 7.21% and 6.35%, respectively. Interest expense under this note was $437,300, $402,800 and $404,000 for fiscal years 2001, 2000 and 1999, respectively. As of April 1, 2001 and March 26, 2000, principal outstanding under this note was $5,273,600 and $5,489,000, respectively. The note is secured by the real property of the Company. The note contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios.

    Effective July 16, 1996, the Company issued a note payable to Baltimore County, Maryland, in the face amount of $200,000. The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $8,800, $8,100 and $8,600 for fiscal years 2001, 2000 and 1999, respectively. As of April 1, 2001 and March 26, 2000, principal outstanding under this note was $153,100 and $164,300, respectively. The note is secured by the real property of the Company.

    Effective October 10, 1996, the Company issued a note payable to the Maryland Economic Development Corporation in the face amount of $1,800,000. The note is payable in equal quarterly installments of principal and interest of $37,400 beginning on January 10, 1997, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $43,300, $45,400 and $48,500 for fiscal years 2001, 2000 and 1999, respectively. As of April 1, 2001 and March 26, 2000, principal outstanding under this note was $1,369,000 and $1,475,400, respectively. The note is secured by the real property of the Company.

Note 6. Long-Term Debt (Continued)

    As of April 1, 2001, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2002	$354,500
2003	377,800
2004	4,916,800
2005	133,300
2006	137,600
Thereafter	875,700

$6,795,700

Note 7. Leases

    The Company leases distribution and office facilities in Reno, Nevada under an operating lease expiring in June 2002 with a three-year renewal option upon expiration.

    Effective April 1, 2001, the Company entered into a lease for additional distribution and office facilities in Hunt Valley, Maryland at its new Solution Development Center. This lease expires in March 2006.

    Rent expense for fiscal years 2001, 2000 and 1999 totaled $125,200, $113,100 and $230,700, respectively.

    As of April 1, 2001, future minimum lease payments are as follows:

Fiscal year:
2002	$624,000
2003	546,200
2004	540,500
2005	551,400
2006	562,400

$2,824,500

    During fiscal 1999, the Company recorded a restructuring charge relating to the closure of its Miami and Cincinnati sales offices. Included in the restructuring charge were certain lease termination costs (see Note 12).

Note 8. Income Taxes

    A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on the Consolidated Statements of Income is as follows:

	2001	2000	1999
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.7	3.0	2.6
Non-deductible expenses	1.2	2.0	3.7
Other	0.1	(1.0)	(2.3)

Effective rate	38.0%	38.0%	38.0%

    The provision for income taxes was comprised of the following:

		2001	2000	1999
Federal:	Current	$1,864,100	$2,576,700	$1,427,000
	Deferred	1,017,400	421,100	(345,100)
State:	Current	231,600	346,600	167,900
	Deferred	119,400	52,600	(40,600)

Provision for income taxes		$3,232,500	$3,397,000	$1,209,200

    Total deferred tax assets and deferred tax liabilities as of April 1, 2001 and March 26, 2000, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2001	2000
Deferred tax assets:
Accrued expenses and reserves	$1,531,600	$1,199,700
Deferred tax liabilities:
Property and equipment	2,195,900	714,500
Other assets	79,000	91,700

	$2,274,900	$806,200

Note 9. Profit-Sharing Plan

    The Company has a 401(k) profit-sharing plan that covers all eligible employees. Contributions to the plan are made at the discretion of the Company's Board of Directors. Profit-sharing plan expense was $75,300, $76,800 and $53,200 during fiscal years 2001, 2000 and 1999, respectively. As of April 1, 2001, plan assets included 24,849 shares of Common Stock of the Company.

    The Company maintains a non-qualified deferred compensation plan that covers directors and certain executives as determined by the Board of Directors. Contributions to the plan may be made at the discretion of the Company's Board of Directors, however, the Company has made no contributions to the plan as of April 1, 2001. All plan assets are held in an irrevocable rabbi trust. These assets and the related liabilities are included in other long-term assets and other long-term liabilities on the Company's Consolidated Balance Sheets.

    The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. According to the plan, Mr. Barnhill will receive an annual benefit upon retirement. This plan is funded through a life insurance policy for which the Company is the sole beneficiary. The cash surrender value of the life insurance policy and the net present value of the benefit obligation are included in other long-term assets and other long-term liabilities on the Company's Consolidated Balance Sheets.

Note 10. Earnings Per Share

    In February 1997, the FASB issued FAS No. 128 "Earnings per Share" (FAS No. 128). FAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15 "Earnings per Share" by replacing the presentation of primary earnings per share (EPS) with basic EPS and replacing fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares and the dilutive common equivalent shares outstanding for the period.

    The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2001	2000	1999
Basic weighted average shares outstanding	4,494,800	4,472,500	4,420,200
Effect of dilutive common equivalent shares	187,800	127,000	179,900

Diluted weighted average shares outstanding	4,682,600	4,599,500	4,600,100

    Options to purchase 842,350 shares of common stock at a weighted average exercise price of $22.95 per share were outstanding as of April 1, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 11. Stock-Based Compensation

    The Company has two stock incentive plans, the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994 Plan). The 1984 Plan and the 1994 Plan allow for the grant of awards in respect of an aggregate of 401,250 and 1,172,500 shares of the Company's Common Stock, respectively. As of April 1, 2001, no shares were available for issue in respect of additional awards under the 1984 Plan and 120,400 shares were available for issue in respect of additional awards under the 1994 Plan. The 1994 Plan, which has a term of 10 years and expires in 2004, allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. To date, only options have been granted as awards under the 1994 Plan.

    In addition to options outstanding under the 1984 Plan and the 1994 Plan, non-plan options to purchase an aggregate of 281,888 shares of the Company's Common Stock have been granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Transactions involving options are summarized as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	990,700	$19.04	702,200	$18.23	694,600	$17.20
Granted	276,800	23.50	396,300	20.14	116,100	19.89
Exercised	(23,200)	13.27	(50,900)	12.83	(55,900)	7.10
Cancelled	(67,300)	18.64	(56,900)	22.19	(52,600)	20.09

Outstanding, end of year	1,177,000	$20.19	990,700	$19.04	702,200	$18.23
Exercisable at end of year	459,300		272,400		323,300
Weighted average fair value of options granted during the year	$9.76		$7.14		$7.13

    Information about fixed stock options outstanding and exercisable as of April 1, 2001 is as follows:

Range of Exercise Price	Shares	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Exercisable Weighted Average Exercise Price
$ 0.00-15.00	243,800	3.5	$12.00	243,800	$12.00
15.00-25.00	825,800	5.6	20.91	125,700	19.11
25.00-36.50	107,400	5.8	32.08	89,800	32.63

0.00-36.50	1,177,000	5.2	20.19	459,300	17.98

    The Company applies APB Opinion No. 25 and the related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for grants under the plans consistent with the methodology of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per share for fiscal years 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated as follows:

		2001	2000	1999
Net earnings (in thousands)	As reported	$5,274	$5,543	$1,972
	Pro forma	3,231	4,047	830
Diluted earnings per share	As reported	$1.13	$1.20	$0.43
	Pro forma	0.69	0.88	0.18

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2001, 2000 and 1999:

	2001	2000	1999
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	32.0%	24.0%	21.0%
Risk-free interest rate	4.8-6.5%	5.2-6.7%	4.4-5.7%
Expected lives	6 years	6 years	6-10 years

    During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to 200,000 shares of the Company's Common Stock at 85% of market price. The Company's only expense relating to this plan is for its administration. During fiscal 2001 and 2000, 6,449 and 1,695 shares, respectively, were sold to employees under this plan. The weighted average fair value of the shares sold in fiscal 2001 and 2000 was $16.11 and $14.77, respectively.

Note 12. Asset Impairment and Restructuring Charge

    During the fourth quarter of fiscal year 1999, the Company reorganized its sales and marketing activities, resulting in the closure of its Miami and Cincinnati sales offices and the termination of 22 employees involved in such operations. In connection with this restructuring, the Company recorded a $831,000 asset impairment and restructuring charge in its fiscal year 1999 Consolidated Statement of Income, consisting of $295,700 in asset impairment charges, $230,600 in employee termination benefits, $211,100 in lease termination costs and $93,600 in other related costs.

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

    The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended April 1, 2001, March 26, 2000 and March 28, 1999.

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

/s/ ROBERT B. BARNHILL, JR. Robert B. Barnhill, Jr. Chairman, President and Chief Executive Officer	/s/ ROBERT C. SINGER Robert C. Singer Senior Vice President and Chief Financial Officer

Report of Independent Public Accountants

To the Board of Directors and Stockholders
of TESSCO Technologies Incorporated (a Delaware Corporation):

    We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated as of April 1, 2001 and March 26, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended April 1, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TESSCO Technologies Incorporated as of April 1, 2001 and March 26, 2000 and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2001, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
April 23, 2001

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable

Part III

Item 10: Directors and Executive Officers of the Registrant

    The information regarding the Company's directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the Commission pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon. Information regarding executive officers of the Company is included in Part I hereof under a separate caption, "Item 4A: Executive Officers of the Company." Information regarding compliance with Section 16(a) of the Exchange Act is set forth hereinbelow:

    Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission and to provide the Company with copies of such reports. The Company has reviewed such reports received by it and written representations from directors and executive officers. Based solely on that review, the Company believes that during fiscal year 2001, all filing requirements were met.

Item 11: Executive Compensation

    Information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement which is to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 12: Security Ownership of Certain Beneficial Owners and Management

    Information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement which is to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 13: Certain Relationships and Related Transactions

    None

Part IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1.
The following consolidated financial statements are included in Item 8 of this report:

      Consolidated Balance Sheets as of April 1, 2001 and March 26, 2000

      Consolidated Statements of Income for the fiscal years ended April 1, 2001, March 26, 2000 and March 28, 1999

      Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended April 1, 2001, March 26, 2000 and March 28, 1999

      Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2001, March 26, 2000 and March 28, 1999

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
10.6.5
Amendment No. 4 to 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2000).
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
10.8.6
Fifth Amendment to Financing Agreement dated September 28, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2000).
10.9
Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996).
10.10
Second Amended and Restated Revolving Credit Note dated September 28, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2000).
10.11
Lease Agreement between TESSCO Inc. and Merritt/Bavar-Va, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2000).
23.1	Consent of Independent Public Accountants (filed herewith).
(b)
The registrant did not file any reports on Form 8-K during the quarter ended April 1, 2001.

Schedule II: For the Fiscal Years Ended April 1, 2001, March 26, 2000 and March 28, 1999

Valuation and Qualifying Accounts

	2001	2000	1999
Allowance for doubtful accounts:
Balance, beginning of period	$739,300	$551,900	$438,100
Provisions	972,200	328,100	290,200
Writeoffs	(231,400)	(140,700)	(176,400)

Balance, end of period	$1,480,100	$739,300	$551,900

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

/s/ ROBERT B. BARNHILL, JR. Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	June 1, 2001
/s/ ROBERT C. SINGER Robert C. Singer	Senior Vice President Chief Financial Officer (principal financial and accounting officer)	June 1, 2001
/s/ JEROME C. EPPLER Jerome C. Eppler	Director	June 1, 2001
/s/ BENN R. KONSYNSKI Benn R. Konsynski	Director	June 1, 2001
/s/ JOHN D. BELETIC John D. Beletic	Director	June 1, 2001
/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Director	June 1, 2001
/s/ MORTON F. ZIFFERER, JR. Morton F. Zifferer, Jr.	Director	June 1, 2001

QuickLinks

CONTENTS
Part I
Item 1: Business
Item 2: Properties
Item 3: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders
Item 4A: Executive Officers of the Company
Part II
Item 5: Market for Registrant's Common Equity and Related Shareholder Matters
Item 6: Selected Financial Data
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
Item 8: Consolidated Financial Statements and Supplementary Data
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Management's Responsibility for Financial Statements
Report of Independent Public Accountants
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10: Directors and Executive Officers of the Registrant
Item 11: Executive Compensation
Item 12: Security Ownership of Certain Beneficial Owners and Management
Item 13: Certain Relationships and Related Transactions
Part IV
Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
Schedule II: For the Fiscal Years Ended April 1, 2001, March 26, 2000 and March 28, 1999
Signatures