Form 10-Q
period 2001-07-01
TESSCO TECHNOLOGIES INC
filed 2001-08-14
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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


     The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of August 3, 2001 was 4,501,739.

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q


PART I          FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------------

                Item 1         Financial Statements

                               Consolidated Balance Sheets as of July 1, 2001 and April 1, 2001                   3

                               Consolidated Statements of Income for the periods ended July 1,                    4
                               2001 and June 25, 2000

                               Consolidated Statements of Cash Flows for the periods ended                        5
                               July 1, 2001 and June 25, 2000

                               Notes to Consolidated Financial Statements                                         6

                Item 2         Management's Discussion and Analysis of Financial Condition and                    8
                               Results of Operations

                Item 3         Quantitative and Qualitative Disclosures about Market Risk                         9

PART II         OTHER INFORMATION
--------------------------------------------------------------------------------------------------------------------

                Item 1         Legal Proceedings                                                                 10

                Item 2         Changes in Securities                                                             10

                Item 3         Defaults upon Senior Securities                                                   10

                Item 4         Submission of Matters to a Vote of Security Holders                               10

                Item 5         Other Information                                                                 10

                Item 6         Exhibits and Reports on Form 8-K                                                  10


--------------------------------------------------------------------------------------------------------------------

                Signature                                                                                        11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
                                                                                July 1,              April 1,
                                                                                 2001                  2001
--------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)            (audited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $        539,900      $              -
     Trade accounts receivable, net                                             27,072,800            25,557,800
     Product inventory                                                          28,355,400            32,566,400
     Deferred tax asset                                                          1,531,600             1,531,600
     Prepaid expenses and other current assets                                   2,042,300             2,689,600
--------------------------------------------------------------------------------------------------------------------
         Total current assets                                                   59,542,000            62,345,400
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                                     21,477,500            21,640,400
GOODWILL, net                                                                    2,920,200             3,002,400
OTHER LONG-TERM ASSETS                                                             472,700               425,300
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                      $    84,412,400       $    87,413,500
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                $    18,398,100       $    16,744,600
     Accrued expenses and other current liabilities                              4,443,700             4,409,200
     Revolving line of credit                                                    5,046,000            10,011,000
     Current portion of long-term debt                                             361,000               354,500
--------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              28,248,800            31,519,300
--------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                                           2,274,900             2,274,900
LONG-TERM DEBT, net of current portion                                           6,320,900             6,441,200
OTHER LONG-TERM LIABILITIES                                                        523,900               438,900
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                      37,368,500            40,674,300
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock                                                                     -                     -
     Common stock                                                                   48,000                48,000
     Additional paid-in capital                                                 21,769,700            21,748,300
     Treasury stock, at cost                                                    (3,792,600)           (3,792,600)
     Retained earnings                                                          29,018,800            28,735,500
--------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                             47,043,900            46,739,200
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                        $    84,412,400       $    87,413,500
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------
                                                       Fiscal Quarters Ended
                                                   July 1,                June 25,
                                                    2001                    2000
----------------------------------------------------------------------------------------
                                                 (unaudited)             (unaudited)

Revenues                                     $    59,894,200           $   62,522,500
Cost of goods sold                                43,711,700               45,699,100
----------------------------------------------------------------------------------------

      Gross profit                                16,182,500               16,823,400

Selling, general and administrative expenses      15,268,300               13,770,200
----------------------------------------------------------------------------------------

      Income from operations                         914,200                3,053,200

Interest and other expense, net                      457,300                  482,000
----------------------------------------------------------------------------------------

      Income before provision for income
            taxes                                    456,900                2,571,200

Provision for income taxes                           173,600                  977,100
----------------------------------------------------------------------------------------

      Net income                             $       283,300          $     1,594,100
----------------------------------------------------------------------------------------


Basic earnings per share                     $          0.06          $          0.36
----------------------------------------------------------------------------------------

Diluted earnings per share                   $          0.06          $          0.34
----------------------------------------------------------------------------------------

Basic weighted average shares outstanding          4,499,100                4,488,600
----------------------------------------------------------------------------------------

Diluted weighted average shares outstanding        4,508,100                4,637,200
----------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal Quarters Ended
                                                                                 July 1,              June 25,
                                                                                  2001                  2000
---------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $       283,300       $     1,594,100
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                           1,058,600               822,600
          Provision for bad debts                                                   233,800               158,100
          Deferred income taxes and other                                            37,600                     -
      Increase in trade accounts receivable                                      (1,748,800)           (3,358,000)
      Decrease in product inventory                                               4,211,000                94,300
      Decrease in prepaid expenses and other current assets                         647,300               301,400
      Increase in trade accounts payable                                          1,653,500               432,200
      Increase in accrued expenses and other current liabilities                     34,500               870,900
---------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                               6,410,800               915,600
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                        (813,500)           (1,268,800)
---------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                    (813,500)           (1,268,800)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit facility                             (4,965,000)             (457,000)
      Payments on long-term debt                                                   (113,800)             (106,900)
      Proceeds from exercise of stock options                                        21,400                99,000
---------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                  (5,057,400)             (464,900)
---------------------------------------------------------------------------------------------------------------------

          Net increase (decrease) in cash and cash equivalents                      539,900              (818,100)

CASH AND CASH EQUIVALENTS, beginning of period                                            -               818,100
---------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                      $     539,900         $           -
---------------------------------------------------------------------------------------------------------------------


See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2001
(Unaudited)

Note 1. Description of Business and Basis of Presentation
--------------------------------------------------------------------------------

TESSCO Technologies Incorporated, a Delaware Corporation (the Company) is a leading provider of the services, products and solutions required to build, operate, maintain and use wireless voice, data, messaging, tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery, and control systems utilizing extensive Internet and information technology. Approximately 95% of the Company's sales are made to customers in the United States. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended April 1, 2001.

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


The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

--------------------------------------------------------------------
                                      Fiscal Quarters Ended
                                     July 1,             June 25,
                                      2001                 2000
--------------------------------------------------------------------
Basic weighted average
     common shares
     outstanding                    4,499,100            4,488,600
Effect of dilutive common
     equivalent shares                  9,000              148,600
--------------------------------------------------------------------
Diluted weighted average
     shares outstanding             4,508,100            4,637,200
--------------------------------------------------------------------

Options to purchase 936,495 shares of common stock at a weighted average exercise price of $22.36 per share were outstanding as of July 1, 2001, but the common equivalent shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

Note 3. Recent Accounting Pronouncements
--------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended April 1, 2001.

First Quarter of Fiscal 2002 Compared to First Quarter of Fiscal 2001
--------------------------------------------------------------------------------

Revenues decreased by $2.6 million, or 4.2%, to $59.9 million for the first quarter of fiscal 2002 compared to $62.5 million for the first quarter of fiscal 2001. Revenues from test and maintenance equipment, as well as subscriber accessory increased, but were offset by a decrease in base site infrastructure products. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 45%, 33% and 22%, respectively, of revenues during the first quarter of fiscal 2002, as compared to 54%, 30% and 16%, respectively, of revenues during the first quarter of fiscal 2001. The Company experienced revenue growth in its reseller, international and consumer market categories, offset by a decrease in its systems operators categories. System operators, resellers, consumer services and international users accounted for approximately 52%, 36%, 7% and 5%, respectively, of revenues during the first quarter of fiscal 2002, compared to 61%, 29%, 4% and 6%, respectively, of revenues during the first quarter of fiscal 2001.

Gross profit decreased by $640,900, or 3.8%, to $16.2 million for the first quarter of fiscal 2002 compared to $16.8 million for the first quarter of fiscal 2001 due to decreased revenues. The gross profit margin increased to 27.0% for the first quarter of fiscal 2002 compared to 26.9% for the first quarter of fiscal 2001. The increase in gross profit margin was principally attributable to a change in product mix, partially offset by increases in inventory reserve levels. The Company accounts for inventory at the lower of cost or market and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $1.5 million, or 10.9%, to $15.3 million for the first quarter of fiscal 2002 compared to $13.8 million for the first quarter of fiscal 2001. The increase in these expenses is primarily attributable to continued investment in personnel as well as increased depreciation and amortization related to information system enhancements. The Company continually evaluates the credit worthiness of its existing customer receivable portfolio and provides an appropriate reserve based on this evaluation. Total selling, general and administrative expenses increased as a percentage of revenues to 25.5% for the first quarter of fiscal 2002 from 22.0% for the first quarter of fiscal 2001.

Income from operations decreased by $2.1 million, or 70.1%, to $914,200 for the first quarter of fiscal 2002 compared to $3.1 million for the first quarter of fiscal 2001. The operating income margin decreased to 1.5% for the first quarter of fiscal 2002 compared to 4.9% for the first quarter of fiscal 2001.

Net interest and other expense decreased by $24,700, or 5.1%, to $457,300 for the first quarter of fiscal 2002 compared to $482,000 for the first quarter of fiscal 2001. This decrease is due to lower interest rates and a reduction in borrowings on the Company's revolving credit facility.

Income before provision for income taxes decreased $2.1 million or 82.2%, to $456,900 for the first quarter of fiscal 2002 compared to $2.6 million for the first quarter of fiscal 2001. The effective tax rate for both quarters was 38%. Net income and earnings per share (diluted) for the first quarter of fiscal 2002 decreased 82.2% and 82.4%, respectively, compared to the first quarter of fiscal 2001.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash provided by operating activities was $6.4 million for the first quarter of fiscal 2002 compared to $915,600 for the first quarter of fiscal 2001. This increase was primarily the result of an increase in accounts payable, a smaller increase in accounts receivable compared to fiscal 2001, and a decrease in inventory, partially offset by a decrease in net income. Net cash used in investing activities decreased to $813,500 million for the first quarter of fiscal 2002 compared to $1.3 million for the first quarter of fiscal 2001. Net cash used by financing activities was $5.1 million for the first quarter of fiscal 2002 compared to $464,900 for the first quarter of fiscal 2001. This change is primarily the result of increased repayments of the Company's revolving line of credit during the first three months of fiscal 2002 compared to the first three months of fiscal 2001.


Forward-Looking Statements
--------------------------------------------------------------------------------

This report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words "may," "will," "expects," "anticipates," "estimates," and similar expressions. The Company's future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include but are not limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; the possibility that unforeseen events could impair the Company's ability to service its customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, the Company may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risk to which they are subject.


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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders at the Company's corporate headquarters on July 19, 2001. At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company's independent public accountants. Each of these proposals was described in the Company's Definitive Proxy Statement filed with the Commission on June 15, 2001.

ELECTION OF DIRECTORS. At the meeting, the shareholders reelected Jerome C. Eppler and Dennis J. Shaughnessy, for a three-year term expiring at the Company's 2004 Annual Meeting of Shareholders. The votes cast for Mr. Eppler and Mr. Shaughnessy were as follows:

         Jerome C. Eppler        4,039,307        For
                                    11,816        Against or Withheld


         Dennis J. Shaughnessy   4,040,800        For
                                    10,323        Against or Withheld

INDEPENDENT AUDITORS. At the meeting, the shareholders ratified the appointment of Arthur Andersen LLP to serve as the independent public accountants of the Company for the fiscal year ending March 31, 2002. The number of votes for was 4,044,069, the number of votes against or withheld was 1,235, and the number of abstentions was 5,819.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS:
     11. Statement re: computation of per share earnings

(a)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       TESSCO TECHNOLOGIES INCORPORATED




Date: August 14 , 2001                 By: /s/ROBERT C. SINGER
                                           ------------------------------------
                                           Robert C. Singer
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)