Form 10-Q
period 2001-09-30
TESSCO TECHNOLOGIES INC
filed 2001-11-14
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-24746

TESSCO TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in charter)

Delaware
52-0729657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland
21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (410) 229-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  ☒           No  ☐

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of

November 8, 2001 was 4,507,225.

TESSCO Technologies Incorporated

Part I – Financial Information

Item 1 – Financial Statements

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 30, 2001	April 1, 2001
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Trade accounts receivable, net	28,693,100	25,557,800
Product inventory	32,553,600	32,566,400
Deferred tax asset	1,531,600	1,531,600
Prepaid expenses and other current assets	1,588,300	2,689,600
Total current assets	64,366,600	62,345,400

PROPERTY AND EQUIPMENT, net	21,273,700	21,640,400
GOODWILL	2,842,100	3,002,400
OTHER LONG TERM ASSETS	503,200	425,300
Total assets	$88,985,600	$87,413,500

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$24,692,000	$16,744,600
Accrued expenses and other current liabilities	5,807,200	4,409,200
Revolving line of credit	1,064,000	10,011,000
Current portion of long-term debt	366,800	354,500
Total current liabilities	31,930,000	31,519,300

DEFERRED TAX LIABILITY	2,274,900	2,274,900
LONG-TERM DEBT, net of current portion	6,227,000	6,441,200
OTHER LONG TERM LIABILITIES	549,300	438,900
Total liabilities	40,981,200	40,674,300

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock	-	-
Common stock	48,100	48,000
Additional paid-in capital	21,830,400	21,748,300
Treasury stock, at cost	(3,792,600)	(3,792,600)
Retained earnings	29,918,500	28,735,500
Total shareholders' equity	48,004,400	46,739,200
Total liabilities and shareholders' equity	$88,985,600	$87,413,500

See accompanying notes.

TESSCO Technologies Incorporated
Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$62,040,000	$66,602,100	$121,934,200	$129,124,600
Cost of goods sold	45,282,600	48,622,000	88,994,300	94,321,100

Gross profit	16,757,400	17,980,100	32,939,900	34,803,500

Selling, general and administrative expenses	14,895,500	14,629,700	30,163,800	28,399,900

Income from operations	1,861,900	3,350,400	2,776,100	6,403,600

Interest and other expense, net	362,400	480,900	819,700	962,900

Income before provision for income taxes	1,499,500	2,869,500	1,956,400	5,440,700

Provision for income taxes	599,800	1,090,400	773,400	2,067,500

Net income	$899,700	1,779,100	$1,183,000	$3,373,200

Basic earnings per share	$0.20	$0.40	$0.26	$0.75

Diluted earnings per share	$0.20	$0.37	$0.26	$0.71

Basic weighted average shares outstanding	4,518,700	4,492,600	4,508,900	4,490,600

Diluted weighted average shares outstanding	4,556,500	4,828,400	4,532,300	4,732,800

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Six Months Ended
	September 30, 2001	September 24, 2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,183,000	$3,373,200
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	2,251,800	1,706,100
Provision for bad debts	355,200	273,200
Deferred income taxes and other	32,500	-
Increase in trade accounts receivable	(3,490,500)	(2,730,200)
Decrease (increase) in product inventory	12,800	(6,046,400)
Decrease in prepaid expenses and other current assets	1,101,300	368,800
Increase in trade accounts payable	7,947,400	5,385,400
Increase in accrued expenses and other current liabilities	1,398,000	396,100
Net cash provided by operating activities	10,791,500	2,726,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,724,800)	(2,879,000)
Net cash used in investing activities	(1,724,800)	(2,879,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	(8,947,000)	(734,000)
Payments on long-term debt	(201,900)	(190,600)
Proceeds from exercise of stock options	82,200	259,300
Net cash used in financing activities	(9,066,700)	(665,300)

Net decrease in cash and cash equivalents	-	(818,100)

CASH AND CASH EQUIVALENTS, beginning of period	-	818,100

CASH AND CASH EQUIVALENTS, end of period	$-	$-

See accompanying notes.

TESSCO Technologies Incorporated
Notes to Consolidated Financial Statements

September 30, 2001

(Unaudited)

Note 1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated (the “Company”) is a leading supplier of the product and supply chain solutions required to build, operate, maintain and use wireless voice, data, messaging, tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery, and control systems utilizing extensive Internet and information technology.  Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 1, 2001.

Note 2.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.”  SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15 “Earnings per Share” by replacing the presentation of primary earnings per share (EPS) with basic EPS and replacing fully diluted EPS with diluted EPS.  Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares and the dilutive common equivalent shares outstanding for the period.

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Six Months Ended
	September 30, 2001	September 24, 2000	September 30, 2001	September 24, 2000
Basic weighted average common shares outstanding	4,518,700	4,492,600	4,508,900	4,490,600
Effect of dilutive common equivalent shares	37,800	335,800	23,400	242,200
Diluted weighted average shares outstanding	4,556,500	4,828,400	4,532,300	4,732,800

Options to purchase 878,500 shares of common stock at a weighted average exercise price of $22.36 per share were outstanding as of September 30, 2001, but the common equivalent shares were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

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

Note 4.  Related Party Transactions

In August 2001, the Company guaranteed a personal revolving line of credit to the Company's chief executive officer from a commercial bank in the principal amount of $2,500,000. In connection therewith, the Company's chief executive officer and his spouse entered into a Reimbursement and Security Agreement which obligates them to reimburse the Company for any amounts paid by the Company under its guaranty. These obligations to the Company under the Reimbursement and Security Agreement are secured by certain assets of the chief executive officer and are fully recourse to the chief executive officer and his spouse.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended April 1, 2001.

Second Quarter of Fiscal 2002 Compared to Second Quarter of Fiscal 2001

Revenues decreased by $4.6 million, or 6.8%, to $62.0 million for the second quarter of fiscal 2002 compared to $66.6 million for the second quarter of fiscal 2001.  Revenues from base site infrastructure and subscriber accessory products decreased but were partially offset by an increase in test and maintenance equipment revenues.  Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 44%, 31% and 25%, respectively, of revenues during the second quarter of fiscal 2002.  We experienced revenue growth in our reseller market, but this growth was offset by revenue decreases in our systems operators, international and consumer services markets.  System operators, resellers, consumer services and international users accounted for approximately 51%, 39%, 6% and 4%, respectively, of revenues during the second quarter of fiscal 2002.

Gross profit decreased by $1.2 million, or 6.8%, to $16.8 million for the second quarter of fiscal 2002 compared to $18.0 million for the second quarter of fiscal 2001 due to decreased revenues and increases in inventory reserve levels.  We account for inventory at the lower of cost or market, and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes.   The gross profit margin remained at 27.0% for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Total selling, general and administrative expenses increased by $265,800, or 1.8%, to $14.9 million for the second quarter of fiscal 2002 compared to $14.6 million for the second quarter of fiscal 2001. The increase in these expenses is primarily attributable to continued investment in personnel, as well as increased depreciation and amortization related to information system enhancements.  During the second quarter of fiscal year 2002, we recorded a $121,400 provision for bad debts compared to $115,100 in the second quarter of fiscal year 2001. We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation.  Total selling, general and administrative expenses increased as a percentage of revenues to 24.0% for the second quarter of fiscal 2002 from 22.0% for the second quarter of fiscal 2001.

Income from operations decreased by $1.5 million, or 44.4%, to $1.9 million for the second quarter of fiscal 2002 compared to $3.4 million for the second quarter of fiscal 2001.  The operating income margin decreased to 3.0% for the second quarter of fiscal 2002 compared to 5.0% for the second quarter of fiscal 2001.

Net interest and other expense decreased by $118,500, or 24.6%, to $362,400 for the second quarter of fiscal 2002 compared to $480,900 for the second quarter of fiscal 2001.  This decrease is due to decreased levels of borrowing under our revolving credit facility as well as lower interest rates.

Income before provision for income taxes decreased $1.4 million, or 47.7%, to $1.5 million for the second quarter of fiscal 2002 compared to $2.9 million for the second quarter of fiscal 2001.  The effective tax rate for fiscal 2002 and 2001 was 40.0% and 38.0%, respectively.  The effective tax rate for the quarter increased due to changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors.  Net income and earnings per share (diluted) for the second quarter of fiscal 2002 decreased 49.4% and 45.9%, respectively, compared to the second quarter of fiscal 2001.

First Six Months of Fiscal 2002 Compared to First Six Months of Fiscal 2001

Revenues decreased by $7.2 million, or 5.6%, to $121.9 million for the first six months of fiscal 2002 compared to $129.1 million for the first six months of fiscal 2001.  Revenues from base site infrastructure products decreased but were partially offset by increases in subscriber accessory and test and maintenance products.  Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 45%, 32% and 23%, respectively, of revenues during the first six months of fiscal 2002. We experienced revenue growth in our reseller market, but this growth was offset by revenue decreases in our systems operators, international and consumer services markets. System operators, resellers, consumer services and international users accounted for approximately 52%, 38%, 4% and 6%, respectively, of revenues during the first six months of fiscal 2002.

Gross profit decreased by $1.9 million, or 5.4%, to $32.9 million for the first six months of fiscal 2002 compared to $34.8 million for the first six months of fiscal 2001 due to decreased revenues and increases in inventory reserve levels.  We account for inventory at the lower of cost or market, and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes. The gross profit margin remained at 27.0% for the first six months of fiscal 2002 compared to the first six months of fiscal 2001.

Total selling, general and administrative expenses increased by $1.8 million, or 6.2%, to $30.2 million for the first six months of fiscal 2002 compared to $28.4 million for the first six months of fiscal 2001. The increase in these expenses is primarily attributable to continued investment in personnel, increased depreciation and amortization related to information system enhancements and increases to the provision for bad debts.  For the first six months of fiscal 2002, we recorded a $355,200 provision for bad debts compared to $273,200 for the first six months of fiscal 2001.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation.  Total operating expenses increased as a percentage of revenues to 24.7% for the first six months of fiscal 2002 from 22.0% for the first six months of fiscal 2001.

Income from operations decreased by $3.6 million, or 56.6%, to $2.8 million for the first six months of fiscal 2002 compared to $6.4 million for the first six months of fiscal 2001.  The operating income margin decreased to 2.3% for the first six months of fiscal 2002 compared to 5.0% for the first six months of fiscal 2001.

Net interest and other expense decreased by $143,200, or 14.9%, to $819,700 for the first six months of fiscal 2002 compared to $962,900 for the first six months of fiscal 2001.  This decrease is due to decreased levels of borrowing under our revolving credit facility and lower interest rates.

Income before provision for income taxes decreased $3.5 million or 64.0%, to $2.0 million for the first six months of fiscal 2002 compared to $5.4 million for the first six months of fiscal 2001.  The effective tax rate for fiscal 2002 and 2001 was 39.5% and 38.0%, respectively.  The effective tax rate for this period increased due to changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors.  Net income and earnings per share (diluted) for the first six months of fiscal 2002 decreased 64.9% and 63.4%, respectively, compared to the first six months of fiscal 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $10.8 million for the first six months of fiscal 2002, compared to $2.7 million for the first six months of fiscal 2001.  This increase was primarily the result of a decrease in product inventory, and increases in trade accounts payable and accrued expenses and other current liabilities, in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001, and occurred notwithstanding a decrease in net income.  Net cash used in investing activities decreased to $1.7 million for the first six months of fiscal 2002 compared to $2.9 million for the first six months of fiscal 2001, due to lower acquisitions of property and equipment.  Net cash used by financing activities was $9.1 million for the first six months of fiscal 2002 compared to $665,300 for the first six months of fiscal 2001.  This increase is primarily the result of increased repayments of our revolving line of credit during the first six months of fiscal 2002 compared to the first six months of fiscal 2001.

Forward-Looking Statements

This report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations.  These forward-looking statements may generally be identified by the use of the words “may,” “will,” “expects,” “anticipates,” “estimates,” and similar expressions.  The Company’s future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties.  For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement.  Such factors include but are not limited to, the following: the Company’s dependence on a relatively small number of suppliers and vendors, which could hamper the Company’s ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company’s net profits; the possibility that unforeseen events could impair the Company’s ability to service its customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, the Company may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition.  Consequently, the reader is cautioned to consider all forward-looking statements in light of the risk to which they are subject.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company has not used derivative financial instruments.  Management of the Company believes its exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Part II – Other Information

Item 1 – Legal Proceedings

No material legal proceedings.

Item 2 – Changes in Securities

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

See the Company’s Form 10-Q for the three months ended July 1, 2001, filed August 14, 2001, which is incorporated herein by reference.

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)   Exhibits

11.   Statement re: computation of per share earnings

(b)   Reports on Form 8-K
No reports on Form 8-K were filed during the quarter covered by this report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                       TESSCO Technologies Incorporated

Date:	November 14 , 2001	By:	/s/Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial
Officer
(principal financial and accounting officer)