Form 10-Q
period 2001-12-30
TESSCO TECHNOLOGIES INC
filed 2002-02-13
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2001

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

      The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of February 7, 2002 was 4,507,225.

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q


PART I            FINANCIAL INFORMATION
----------------------------------------------------------------------------------------------------------------------------

                  ITEM 1            FINANCIAL STATEMENTS

                                    CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 2001 AND APRIL 1, 2001                 3

                                    CONSOLIDATED STATEMENTS OF INCOME FOR THE PERIODS ENDED DECEMBER 30, 2001             4
                                    AND DECEMBER 24, 2000

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED DECEMBER 30,              5
                                    2001 AND DECEMBER 24, 2000

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            6

                  ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF            8
                                    OPERATIONS

                  ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           10

PART II           OTHER INFORMATION
----------------------------------------------------------------------------------------------------------------------------

                  ITEM 1            LEGAL PROCEEDINGS                                                                    11

                  ITEM 2            CHANGES IN SECURITIES                                                                11

                  ITEM 3            DEFAULTS UPON SENIOR SECURITIES                                                      11

                  ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  11

                  ITEM 5            OTHER INFORMATION                                                                    11

                  ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K                                                     11

----------------------------------------------------------------------------------------------------------------------------

                  SIGNATURE                                                                                              12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                              December 30,          April 1,
                                                                2001                  2001
----------------------------------------------------------------------------------------------
                                                             (unaudited)           (audited)
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                             $       --          $       --
       Trade accounts receivable, net                          29,036,600          25,557,800
       Product inventory                                       39,809,200          32,566,400
       Deferred tax asset                                       1,531,600           1,531,600
       Prepaid expenses and other current assets                1,673,300           2,689,600
----------------------------------------------------------------------------------------------
            Total current assets                               72,050,700          62,345,400
----------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                                    21,741,400          21,640,400
GOODWILL                                                        2,770,500           3,002,400
OTHER LONG TERM ASSETS                                            583,300             425,300
----------------------------------------------------------------------------------------------
            Total assets                                     $ 97,145,900        $ 87,413,500
----------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Trade accounts payable                                $ 28,520,900        $ 16,744,600
       Accrued expenses and other current liabilities           6,426,100           4,409,200
       Revolving line of credit                                 3,280,000          10,011,000
       Current portion of long-term debt                          371,800             354,500
----------------------------------------------------------------------------------------------
            Total current liabilities                          38,598,800          31,519,300
----------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                          2,274,900           2,274,900
LONG-TERM DEBT, net of current portion                          6,160,100           6,441,200
OTHER LONG TERM LIABILITIES                                       719,900             438,900
----------------------------------------------------------------------------------------------
            Total liabilities                                  47,753,700          40,674,300
----------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
       Preferred stock                                               --                  --
       Common stock                                                48,100              48,000
       Additional paid-in capital                              21,847,300          21,748,300
       Treasury stock, at cost                                 (3,792,600)         (3,792,600)
       Retained earnings                                       31,289,400          28,735,500
----------------------------------------------------------------------------------------------
            Total shareholders' equity                         49,392,200          46,739,200
----------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity       $ 97,145,900        $ 87,413,500
----------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------------------
                                                        Fiscal Quarters Ended                           Nine Months Ended
                                               December 30,            December 24,           December 30,             December 24,
                                                  2001                    2000                     2001                   2000
-----------------------------------------------------------------------------------------------------------------------------------
                                              (unaudited)             (unaudited)             (unaudited)              (unaudited)

Revenues                                  $     65,025,100      $        69,657,200          $  186,959,300      $      198,781,800
Cost of goods sold                              47,056,400               50,321,500             136,050,700             144,642,600
-----------------------------------------------------------------------------------------------------------------------------------

       Gross profit                             17,968,700               19,335,700              50,908,600              54,139,200

Selling, general and administrative
     expenses                                   15,344,000               16,105,800              45,507,800              44,505,800
-----------------------------------------------------------------------------------------------------------------------------------

       Income from operations                    2,624,700                3,229,900               5,400,800               9,633,400

Interest and other expense, net                    339,900                  519,400               1,159,600               1,482,200
-----------------------------------------------------------------------------------------------------------------------------------

       Income before provision for income
          taxes                                  2,284,800                2,710,500               4,241,200               8,151,200

Provision for income taxes                         913,900                1,030,000               1,687,300               3,097,500
-----------------------------------------------------------------------------------------------------------------------------------

       Net income                              $ 1,370,900      $         1,680,500        $      2,553,900 $    $        5,053,700
-----------------------------------------------------------------------------------------------------------------------------------


Basic earnings per share                      $      0.30       $              0.37        $           0.57      $             1.12
-----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share                    $      0.30       $              0.36        $           0.56      $             1.07
-----------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares
     outstanding                                4,522,800                 4,499,100               4,513,600               4,493,400
-----------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares
     outstanding                                4,607,200                 4,685,700                 4,557,200             4,717,100
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended
                                                                                December 30,      December 24,
                                                                                   2001               2000
---------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $  2,553,900        $ 5,053,700
       Adjustments to reconcile net income to net cash
            provided by operating activities
            Depreciation and amortization                                        3,379,800          2,646,100
            Provision for bad debts                                                650,300            407,700
            Deferred income taxes and other                                          8,400            123,000
       Increase in trade accounts receivable                                    (4,129,100)        (3,913,300)
       Increase in product inventory                                            (4,791,700)        (8,320,500)
       Decrease (increase) in prepaid expenses and other current assets          1,016,300           (252,100)
       Increase in trade accounts payable                                        9,325,200          6,478,900
       Increase in accrued expenses and other current liabilities                2,016,900          1,477,000
---------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                           10,144,600          3,585,900
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                                    (3,248,900)        (4,137,200)
---------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                               (3,248,900)        (4,137,200)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (payments) borrowings under revolving credit facility                (6,731,000)          (254,000)
       Payments on long-term debt                                                 (263,800)          (274,400)
       Proceeds from exercise of stock options                                      99,100            261,600
---------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                               (6,895,700)          (266,800)
---------------------------------------------------------------------------------------------------------------

            Net decrease in cash and cash equivalents                                 --             (818,100)

CASH AND CASH EQUIVALENTS, beginning of period                                        --              818,100
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                      $       --          $      --
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2001
(Unaudited)

Note 1.  Description of Business and Basis of Presentation
--------------------------------------------------------------------------------

TESSCO Technologies Incorporated (the "Company") is a leading supplier of the product and supply chain solutions required to build, operate, maintain and use wireless voice, data, messaging, tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery, and control systems utilizing extensive Internet and information technology. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

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

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                              Fiscal Quarters Ended                            Nine Months Ended
                                      December 30,             December 24,           December 30,            December 24,
                                          2001                     2000                   2001                    2000
-------------------------------------------------------------------------------------------------------------------------------
Basic weighted average common
      shares outstanding                 4,522,800               4,499,100              4,513,600                4,493,400
Effect of dilutive common
      equivalent shares                     84,400                 186,600                 43,600                  223,700
-------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares
      outstanding                        4,607,200               4,685,700              4,557,200                4,717,100
-------------------------------------------------------------------------------------------------------------------------------

Options to purchase 863,500 shares of common stock at a weighted average exercise price of $22.49 per share were outstanding as of December 30, 2001, but the common equivalent shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

Note 3.  Recent Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company for the fiscal year beginning April 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Note 4.  Related Party Transactions
--------------------------------------------------------------------------------

In August 2001, the Company guaranteed a personal revolving line of credit to the Company's chief executive officer from a commercial bank in the principal amount of $2,500,000. In connection therewith, the Company's chief executive officer and his spouse entered into a Reimbursement and Security Agreement, which obligates them to reimburse the Company for any amounts paid by the Company under its guaranty. These obligations to the Company under the Reimbursement and Security Agreement are secured by certain assets of the chief executive officer and are fully recourse to the chief executive officer and his spouse.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended April 1, 2001.

Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001
--------------------------------------------------------------------------------

Revenues decreased by $4.6 million, or 6.6%, to $65.0 million for the third quarter of fiscal 2002 compared to $69.7 million for the third quarter of fiscal 2001. Revenues from base site infrastructure and subscriber accessory products decreased but were partially offset by an increase in test and maintenance equipment revenue. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 43%, 30% and 27%, respectively, of revenues during the third quarter of fiscal 2002. We experienced revenue growth in our reseller and international markets, but this growth was offset by decreases in our systems operators and consumer services markets. System operators, resellers, consumer services and international users accounted for approximately 50%, 38%, 7% and 5%, respectively, of revenues during the third quarter of fiscal 2002.

Gross profit decreased by $1.4 million, or 6.5%, to $18.0 million for the third quarter of fiscal 2002 compared to $19.3 million for the third quarter of fiscal 2001, due to decreased revenues and increases in inventory reserve levels. We account for inventory at the lower of cost or market, and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes. The gross profit margin decreased to 27.6% for the third quarter of fiscal 2002 compared to 27.8% for the third quarter of fiscal 2001.

Total selling, general and administrative expenses decreased by $761,800, or 4.7%, to $15.3 million for the third quarter of fiscal 2002 compared to $16.1 million for the third quarter of fiscal 2001. This decrease was primarily attributable to lower order fulfillment costs, partially offset by continued investment in personnel, as well as increased depreciation and amortization related to information system developments. During the third quarter of fiscal year 2002, we recorded a $295,100 provision for bad debts compared to $134,500 in the third quarter of fiscal year 2001. We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation. Total selling, general and administrative expenses increased as a percentage of revenues to 23.6% for the third quarter of fiscal 2002 from 23.1% for the third quarter of fiscal 2001.

Income from operations decreased by $605,200, or 18.7%, to $2.6 million for the third quarter of fiscal 2002 compared to $3.2 million for third quarter of fiscal 2001. The operating income margin decreased to 4.0% for the third quarter of fiscal 2002 compared to 4.6% for the third quarter of fiscal 2001.

Net interest and other expense decreased by $179,500 or 52.6%, to $339,900 for the third quarter of fiscal 2002 compared to $519,400 for the third quarter of fiscal 2001. This decrease is due to decreased levels of borrowing under our revolving credit facility as well as lower interest rates.

Income before provision for income taxes decreased $425,700 or 15.7%, to $2.3 million for the third quarter of fiscal 2002 compared to $2.7 million for the third quarter of fiscal 2001. The effective tax rate for fiscal 2002 and 2001 was 40% and 38%, respectively. The effective tax rate for the quarter increased, due to changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors. Net income and earnings per share (diluted) for the third quarter of fiscal 2002 decreased 18.4% and 16.7%, respectively, compared to the third quarter of fiscal 2001.


First Nine Months of Fiscal 2002 Compared to First Nine Months of Fiscal 2001
--------------------------------------------------------------------------------

Revenues decreased by $11.8 million, or 5.9%, to $187.0 million for the first nine months of fiscal 2002 compared to $198.8 million for the first nine months of fiscal 2001. Revenues from base site infrastructure products and subscriber accessory products decreased, but were partially offset by an increase in test and maintenance products revenue. Base site infrastructure, subscriber accessory, and test and maintenance products and services accounted for approximately 44%, 31% and 25%, respectively, of revenues during the first nine months of fiscal 2002. We experienced revenue growth in our reseller and international markets, but this growth was offset by decreases in our systems operators and consumer services markets. System operators, resellers, consumer services and international users accounted for approximately 51%, 38%, 7% and 4%, respectively, of revenues during the first nine months of fiscal 2002.

Gross profit decreased by $3.2 million, or 6.0%, to $50.9 million for the first nine months of fiscal 2002 compared to $54.1 million for the first nine months of fiscal 2001, due to decreased revenues and increases in inventory reserve levels. We account for inventory at the lower of cost or market, and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes. The gross profit margin was 27.2% for the first nine months of fiscal 2002 and 2001.

Total operating expenses increased by $1.0 million, or 2.3%, to $45.5 million for the first nine months of fiscal 2002 compared to $44.5 million for the first nine months of fiscal 2001. The increase in these expenses is primarily attributable to continued investment in personnel, as well as increased depreciation and amortization related to information system developments. During the first nine months of fiscal 2002, we recorded $650,300 in bad debt expense compared to $407,700 in fiscal 2001. We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation. Total operating expenses increased as a percentage of revenues to 24.3% for the first nine months of fiscal 2002 from 22.4% for the first nine months of fiscal 2001.

Income from operations decreased by $4.2 million, or 43.9%, to $5.4 million for the first nine months of fiscal 2002 compared to $9.6 million for the first nine months of fiscal 2001. The operating income margin decreased to 2.9% for the first nine months of fiscal 2002 compared to 4.8% for the first nine months of fiscal 2001.

Net interest and other expense decreased by $322,600 or 21.8%, to $1.2 for the first nine months of fiscal 2002 compared to $1.5 million for the first nine months of fiscal 2001. This decrease is due to decreased levels of borrowing under our revolving credit facility and lower interest rates.

Income before provision for income taxes decreased $3.9 million or 48.0% to $4.2 million for the first nine months of fiscal 2002 compared to $8.2 million for the first nine months of fiscal 2001. The effective tax rate for fiscal 2002 and 2001 was 39.5% and 38.0%, respectively. The effective tax rate increased, due to minor changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors. Net income and earnings per share (diluted) for the first nine months of fiscal 2002 decreased 49.5% and 47.7%, respectively, compared to the first nine months of fiscal 2001.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash provided by operating activities was $10.1 million for the first nine months of fiscal 2002, compared to $3.6 million for the first nine months of fiscal 2001. This increase was primarily the result of a smaller increase in product inventory, and increases in trade accounts payable, depreciation and amortization and accrued expenses and other current liabilities in the first nine months of fiscal 2002, as compared to the first nine months of fiscal 2001, and occurred notwithstanding a decrease in net income. Because of forecasted increases in inventory and other working capital, we expect a net use in cash from operations during the fourth quarter of fiscal 2002. However, we expect positive cash flow from operations for fiscal year 2002. Net cash used in investing activities decreased to $3.2 million for the first nine months of fiscal 2002 compared to $4.1 million for the first nine months of fiscal 2001, due to lower acquisitions of property and equipment. Net cash used by financing activities was $6.9 million for the first nine months of fiscal 2002 compared to $266,800 for the first nine months of fiscal 2001. This increase is primarily the result of increased repayments of our revolving line of credit during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001.



Forward-Looking Statements
--------------------------------------------------------------------------------

This report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words "may," "will," "expects," "anticipates," "estimates," and similar expressions. The Company's future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include but are not limited to, the following: the Company's dependence on a relatively small number of suppliers and vendors, which could hamper the Company's ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on the Company's net profits; economic conditions that may impact customers' ability to fund purchases of our products and services; the possibility that unforeseen events could impair the Company's ability to service its customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, the Company may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risk to which they are subject.


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


                                       TESSCO TECHNOLOGIES INCORPORATED




DATE: FEBRUARY 13, 2002                By: /s/ ROBERT C. SINGER
                                          -------------------------------------
                                          Robert C. Singer
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (principal financial and accounting
                                          officer)