Form 10-Q/A
period 2001-12-30
TESSCO TECHNOLOGIES INC
filed 2002-02-15
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended
                                                                                December 30,      December 24,
                                                                                   2001               2000
---------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $  2,553,900        $ 5,053,700
       Adjustments to reconcile net income to net cash
            provided by operating activities
            Depreciation and amortization                                        3,379,800          2,646,100
            Provision for bad debts                                                650,300            407,700
            Deferred income taxes and other                                        123,000              8,400
       Increase in trade accounts receivable                                    (4,129,100)        (3,913,300)
       Increase in product inventory                                            (7,242,800)        (8,320,500)
       Decrease (increase) in prepaid expenses and other current assets          1,016,300           (252,100)
       Increase in trade accounts payable                                       11,776,300          6,478,900
       Increase in accrued expenses and other current liabilities                2,016,900          1,477,000
---------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                           10,144,600          3,585,900
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                                    (3,248,900)        (4,137,200)
---------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                               (3,248,900)        (4,137,200)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (payments) borrowings under revolving credit facility                (6,731,000)          (254,000)
       Payments on long-term debt                                                 (263,800)          (274,400)
       Proceeds from exercise of stock options                                      99,100            261,600
---------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                               (6,895,700)          (266,800)
---------------------------------------------------------------------------------------------------------------

            Net decrease in cash and cash equivalents                                 --             (818,100)

CASH AND CASH EQUIVALENTS, beginning of period                                        --              818,100
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                      $       --          $      --
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

Gross profit decreased by $1.4 million, or 7.1%, to $18.0 million for the third quarter of fiscal 2002 compared to $19.3 million for the third quarter of fiscal 2001, due to decreased revenues and increases in inventory reserve levels. We account for inventory at the lower of cost or market, and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes. The gross profit margin decreased to 27.6% for the third quarter of fiscal 2002 compared to 27.8% for the third quarter of fiscal 2001.

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

Net interest and other expense decreased by $179,500 or 34.6%, to $339,900 for the third quarter of fiscal 2002 compared to $519,400 for the third quarter of fiscal 2001. This decrease is due to decreased levels of borrowing under our revolving credit facility as well as lower interest rates.

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

Income before provision for income taxes decreased $3.9 million or 48.0% to $4.2 million for the first nine months of fiscal 2002 compared to $8.2 million for the first nine months of fiscal 2001. The effective tax rate for fiscal 2002 and 2001 was 39.8% and 38.0%, respectively. The effective tax rate increased, due to minor changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors. Net income and earnings per share (diluted) for the first nine months of fiscal 2002 decreased 49.5% and 47.7%, respectively, compared to the first nine months of fiscal 2001.

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


                                       TESSCO TECHNOLOGIES INCORPORATED




DATE: FEBRUARY 15, 2002                By: /s/ ROBERT C. SINGER
                                          -------------------------------------
                                          Robert C. Singer
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (principal financial and accounting
                                          officer)