Form 10-K
period 2002-03-31
TESSCO TECHNOLOGIES INC
filed 2002-06-03
CIK 927355

Use these links to rapidly review the document
CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

52-0729657
(I.R.S. Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(410) 229-1000
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Stock Market as of May 22, 2002, was $63,309,996. The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 22, 2002, was 4,512,473.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held July 25, 2002, are incorporated by reference into Part III.

Part I

Item 1.    Business.

General

        TESSCO Technologies Incorporated (TESSCO or the Company) is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless voice, data, messaging, location tracking and Internet systems.

        TESSCO is in The Vital Link® position between buyers and manufacturers. While creating "Your Total Source®" opportunity for its customers to improve the way business is done, TESSCO presents, markets, sells and supports manufacturers' products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base.

        TESSCO's operational platform, its Knowledge, Configuration, Delivery and Control (KCDC™) System, allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

        TESSCO began its "total source" operations in 1982, was reincorporated as a Delaware corporation in 1987 and has been listed on the NASDAQ Stock Market (symbol: TESS) since 1994. Today, TESSCO operates 24 hours a day, seven days a week, under ISO 9001:2000 registration. TESSCO's Global Logistics Center and Solutions Development Center in Hunt Valley, Maryland and its fulfillment center in Reno, Nevada configure orders for complete, on-time delivery throughout the world. In March 2002, TESSCO purchased a 115,000 square-foot facility in Reno, Nevada that should be operational during the fall of 2002. This new facility will serve as the Americas Logistics Center and will extend TESSCO's capabilities and presence and will also serve as an operational backup to the Global Logistics Center. TESSCO's solution offering, consisting of over 34,000 items from over 400 manufacturers, falls within the broad categories of network infrastructure, mobile devices and accessories and test and maintenance products.

        TESSCO currently serves approximately 14,000 business customers and 46,000 consumers per quarter, including a diversified mix of cellular, PCS and paging carriers, wireless ISP, fixed broadband and mobile dispatch operators, infrastructure site owners, contractors and integrators, wireless dealers, value-added resellers, retailers, self-maintained users and consumers.

Products and Services

        TESSCO identifies, selects, presents, markets, sells and supports products and services required to design, build, run, maintain and use a wireless system. The Company principally offers competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $50,000 and gross profit margins ranging from less than 5% to over 90%. During fiscal 2002, the Company offered over 34,000 stock keeping units (SKUs), broadly classified as network infrastructure, mobile devices and accessories and test and maintenance products, which accounted for approximately 43%, 32% and 25% of revenues, respectively, during fiscal 2002. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. The Company's network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting and logistics integration. Mobile devices and accessory products include cellular telephones, pagers and two-way radios and related accessories such as replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Retail merchandising displays and promotional programs and customized order fulfillment services and affinity-marketing programs, such as providing outsourced call centers and private label Internet sites, complement the Company's primary mobile devices and accessory product offering. Test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency, voltage and power measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians.

        While TESSCO principally provides manufacturer brand-name products, a variety of products, primarily subscriber accessory products and infrastructure accessory components, are developed and offered under a TESSCO owned brand, Wireless Solutions®.

        TESSCO's products are sold as part of integrated product plus supply chain solutions. TESSCO's supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control (KCDC™). Knowledge solutions include product choice comparison, with comprehensive specifications organized by product, not manufacturer, reinforced by engineering, sales and technical support staff and hands-on training programs. Configuration services are comprised of site kitting, logistics management, consumer merchandizing and marketing and customized toolkits, allowing the products to be delivered ready for immediate use, installation or resale. TESSCO's delivery system allows the customer to select 1-, 3- or 5-day "just-in-time" delivery, to specific delivery locations. For every order, TESSCO provides a single delivery with custom packaging designed to eliminate the customer's need for staging and warehousing. TESSCO guarantees on-time, complete and error-free delivery. TESSCO services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, property and usage tracking and history reporting and alternative financing options.

        As part of its commitment to customer service, the Company typically allows customers to return a product for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 5% of revenues in each of the past three fiscal years.

        As of March 31, 2002, the Company was offering products purchased from over 400 manufacturers. Although a substantial portion of the Company's purchases are concentrated with a small number of vendors (approximately 42% of TESSCO's fiscal 2002 revenues were generated by the sale of products purchased from its top ten vendors, with products purchased from its largest vendor generating approximately 13% of the Company's revenue) and although the Company does not maintain long-term supply contracts with its vendors, the Company believes that alternative sources of supply are available for many of the product types it carries.

Customers

        TESSCO's customer base consists of systems operators, dealers and resellers, consumers and international users, which accounted for approximately 50%, 38%, 8% and 4%, respectively, of fiscal 2002 revenues. All of these customers, excluding consumers, share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system. Systems operators are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers. Also categorized as systems operators are self-maintained users who have significant internal communications requirements and, as a result, own and operate their own two-way radio networks and service their own equipment. Self-maintained users include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Dealers and resellers sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. TESSCO's customers in this classification include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers. Consumers with cellular or PCS phones place orders for accessories via telephone and the Internet through TESSCO's affinity-marketing programs. Under these programs, the Company collaborates with its affinity-marketing clients, including OEMs, wireless carriers and dealers, to market to their customers under their brands. TESSCO acts as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from TESSCO's inventory and collecting payment. TESSCO's affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments. International users are generally systems operators or resellers that conduct business outside of the United States. TESSCO currently services customers in over 100 countries.

        No one customer accounted for more than 5% of TESSCO's revenues during fiscal 2002. TESSCO's ten largest customers accounted for approximately 22% of its revenues during fiscal 2002.

Method of Operation

        TESSCO believes that it has developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

  •
  understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;

  •
  allowing customers to make the best decisions by delivering product knowledge, not just information, through TESSCO's knowledge tools, including the Solutions Guide, a one-of-a-kind industry resource, and TESSCO.com®, the Company's Internet-based Solution and Transaction System;

  •
  responding to what TESSCO refers to as "the moments of truth" by providing customers with sales, service and technical support, 24 hours a day, seven days a week, 365 days a year;

  •
  providing customers what they need, when and where they need it by delivering integrated product and supply chain solutions; and

  •
  helping customers enhance their operations by providing real-time order tracking and performance measurement.

        TESSCO operates as a team of teams structured to enhance marketing innovation, customer focus and operational excellence, and consists of these integrated units:

        Market Development and Sales:    To meet the needs of a dynamic marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on four primary markets: system operators (i.e., carrier, tower, build-to-suit contractors, Internet service providers and self-maintained users); resellers (i.e., dealers, value-added resellers and retail and mass merchants); consumer and fulfillment services (i.e., affinity programs); and international users. This organization allows customized product offerings and value propositions to be developed for particular markets and the building of closer, long-term customer relationships.

        TESSCO attempts to understand and anticipate customers' needs and build solutions by cultivating lasting relationships. The Company's customer database contains detailed information on over 151,000 existing and potential customers, including the names of key personnel, past contacts and inquiry and buying and credit histories. This extensive customer database enables the Company to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers. Customer relationship representatives follow up on these customer inquiries through distribution of the Company's knowledge tools and through phone contact, electronic communications and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, the Company carefully analyzes purchasing patterns and identifies opportunities to encourage customers to make more frequent purchases of a broader array of products. TESSCO believes that it is able to develop efficient and effective marketing programs to expand its customer base and increase sales to its existing customers, while at the same time managing sales and marketing expenses. Scheduled calls are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship.

        Solutions Development and Marketing:    TESSCO actively monitors advances in technologies and industry trends, both through market research and continual customer interaction, and continues to add to its product offering as new wireless communications products and technologies are developed.

        In addition to determining the product offering, the Company's product and solutions development teams provide the technical foundation for both customers and TESSCO personnel. The Wireless Product Knowledge System (WPKS) is continually updated to add new products and additional technical information in response to manufacturer specification changes and customer inquiries. WPKS contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products and purchase and sales histories. This information is available on a real-time basis to all TESSCO personnel for product development, procurement, technical support, cataloging and marketing.

        The Company utilizes its Wireless Product Knowledge System to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to view TESSCO as an important source of their product requirements by providing useful and timely product and service information. These knowledge tools include: Solutions Guides, which are distributed semi-annually to over 75,000 current and prospective buyers in over 110 countries; The Wireless Journal®, which is designed to introduce the reader to TESSCO's capabilities and product offerings and contains information on significant industry trends and product reviews; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; TESSCO T-Flash™, which features new products and monthly specials; Tech Tips, which offer suggestions and ideas from TESSCO customers; TESSCO Specialty Guides, which provide in-depth, customizable product knowledge on a specific category of product; TESSCO Transmitter®, a bi-weekly customer newsletter and TESSCO.com®.

        TESSCO.com®, the Company's Internet-based Knowledge, Configuration, Delivery and Control Solution and Transaction System, features an online version of the Company's printed Solutions Guide and a unique business-to-business transaction system, enabling customers to conduct product searches and to place customized orders for complete, on-time delivery. Its features include:

  •
  an electronic version of the Company's printed Solutions Guide;

  •
  in-depth product knowledge, including illustrations, detailed specifications and application information;

  •
  order reservations;

  •
  real-time product availability for over 34,000 SKUs from more than 400 manufacturers of network infrastructure products, mobile devices and accessory products, as well as test equipment and maintenance products;

  •
  the ability to view invoices online and customer-specific pricing, based on TESSCO's tiered pricing structure, which is tied to a customer's purchases;

  •
  easy ordering capabilities, including a worksheet ordering tool which allows for the construction of a total source order; worksheets can be saved with or without protection, copied and shared;

  •
  order confirmation, specifying the contents, order status, delivery date, tracking number and total cost of an order;

  •
  order history review; and

  •
  pre-configured base solutions that can be customized to a particular customer's needs.

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

        The Company uses its information technology system to monitor and manage its inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As of March 31, 2002 and April 1, 2001, the Company had an immaterial level of backlog orders. All backlog orders as of March 31, 2002 are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 31, 2002 and April 1, 2001, inventory write-offs were 0.9% and 0.8% of total purchases, respectively. Generally, the Company has been able to return slow-moving inventory to its vendors pursuant to stock rotation agreements.

        Customer Support and Order Entry:    The customer support teams are responsible for responding to what TESSCO refers to as "the moments of truth" by providing sales and customer support services by means of an effective and efficient transaction system. TESSCO also continually monitors its customer service performance through report cards included with each product delivery, customer surveys and regular interaction with customers. By combining its broad product offering with a commitment to superior customer service, TESSCO seeks to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer's need to maintain high inventory levels.

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

        TESSCO believes that its commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables it to maximize sales, customer satisfaction and retention. The average number of business customers per month has increased from 8,700 in fiscal 2001 to 8,900 in fiscal 2002. An average of 13,600 consumer end-users were served per month in fiscal 2002 as compared to 15,600 in fiscal 2001.

        Fulfillment and Distribution:    Orders are received at the Company's centralized customer support center. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials handling system, which is integrated with the product planning and procurement system, allows the

Company to improve inventory control, minimize multiple product shipments to complete an order and limit inventory duplication. Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory, thus reducing overhead associated with the distribution functions. Orders are delivered to customers by a variety of freight line and parcel transportation carriers with whom TESSCO contracts. Delivery charges are calculated on the basis of the weight of the products delivered, not distance to the customer. TESSCO believes that this approach, combined with its Performance and Delivery Guarantee, which emphasizes not merely prompt shipment, but on-time delivery, enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make TESSCO their total source supplier.

        Information Technology:    Critical to the success of the Company's operations is its information technology system. TESSCO has made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with the Company's distribution centers. The information contained in the system is available on a real-time basis to all TESSCO employees and is utilized in every area of the Company's operations.

        During fiscal 2002, TESSCO continued its migration to Oracle database information technology, thereby augmenting its existing system. To date, the Company has completed implementation of several Oracle applications and continues its strategy to migrate certain additional feature sets, depending on the level of functionality and productivity enhancement, to Oracle database technology. In so doing, TESSCO believes it has achieved and will continue to achieve system scalability while providing its customers, manufacturers and team members with enhanced knowledge delivery.

        TESSCO hosts several websites for certain affinity partners. The underlying infrastructure for these affinity websites is TESSCO.com®. In all cases, increased control capabilities, including partner co-branding, independent landing pages and URLs, product filtering and purchase authorization dollar limits, have been layered on to TESSCO.com® to allow TESSCO to seamlessly interact with the customer, fulfill online orders and provide required information to these affinity partners. The Company has been successful to date in pursuing a highly integrated, technologically advanced and efficient method of operations; however, disruption to its day-to-day operations, including failure of the Company's information technology system, distribution system, or freight carrier interruption, could impair the ability of the Company to receive and process orders or to ship product in a timely and cost-efficient manner.

Employees

        As of March 31, 2002, the Company had 528 full-time equivalent employees. Of the Company's full-time equivalent employees, 269 were engaged in customer and vendor service, marketing, sales and product management, 193 were engaged in fulfillment and distribution operations and 66 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. The Company considers its employee relations to be excellent.

Competition

        The emerging wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Sprint North Supply, Anixter, Westcon, Comstor, Tech Data, Ingram Micro and Wincomm, as well as numerous regional distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. The Company believes, however, that its strength in service, the breadth and depth of its product offering, its information technology system, its large customer base and purchasing relationships with more than 400 manufacturers provide it with a significant competitive advantage over new entrants to the market. Some of the Company's current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities than the Company. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's operating results.

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

        The Company believes that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered and total procurement costs to the customer. The Company believes that it competes favorably with respect to each of these factors. In particular, the Company believes it differentiates itself from its competitors based on the breadth of its product offering, its ability to quickly provide products and supply chain solutions in response to customer demand and technological advances, the level of its customer service and the reliability of its order fulfillment process.

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

        The Company maintains a number of trade names and registered trademarks in connection with its business activities, including "TESSCO®," "TESSCO.com®," "Your Total Source®," "The Wireless Journal®," "Wireless Solutions®," "TESSCO Technologies®," "TESSCO® Service Solutions," "National Airtime®," "The Vital Link®," "TESSCO Transmitter®," "TESSCO Magic®," "Your Procurement Wizard®," "Wireless Rent®," "Tech Net®," "Techdirect®," "A Simple Way of Doing Business Better®" and "Power Tower®." The Company's general policy is to file for trademark and service mark protection for each of its trademarks and trade names and to enforce its rights against any infringement.

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

Item 2.    Properties.

        The Company's corporate headquarters and primary distribution center, known as the Global Logistics Center, is located in a Company-owned 184,000 square-foot facility located north of Baltimore in Hunt Valley, Maryland. Certain long-term debt is secured by the property, as described in Note 6 to the Consolidated Financial Statements. As of April 1, 2001, the Company entered into a lease expiring March 2006 for an additional 65,000 square feet of space adjacent to the Global Logistics Center in Hunt Valley, Maryland, to house the Company's Solutions Development Center. New product and service solutions are developed at the Solutions Development Center. West coast sales and fulfillment are currently facilitated by a 15,000 square-foot distribution center in Reno, Nevada, which is leased by the Company pursuant to a lease which expired June 2001, but which has been extended on a month-to-month basis. On March 19, 2002, the Company acquired a 115,000 square-foot distribution and office facility in Reno, Nevada. This facility will become operational during fiscal 2003 and will be used to configure and fulfill product and supply chain solutions, provide disaster backup for the Global Logistics Center and provide for future growth of staffing and fulfillment.

Item 3.    Legal Proceedings.

        Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material or will have a material adverse affect on our financial condition or results of operations.

Item 4.    Submission of Matters to A Vote of Security Holders.

        None

Item 4a.    Executive Officers of The Registrant.

        Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company is as follows:

Name	Age	Position
Robert B. Barnhill, Jr	58	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is Chairman, President and Chief Executive Officer and founded the business in 1982.
Robert C. Singer	46	Senior Vice President and Chief Financial Officer
			Robert C. Singer joined the Company in October 1999 as Senior Vice President and Chief Financial Officer. Previously, he was Vice President and Chief Financial Officer of the Global Industrial Group of McCormick & Company, Inc.
Richard A. Guipe	52	Senior Vice President of Sales and Market Development
			Richard A. Guipe joined the Company in June 1996 and has served as Senior Vice President of Sales and Market Development since January 2000. Prior to that date, Mr. Guipe served in several executive positions with the Company. Prior to joining the Company, he served as a Vice President for the Heliax Products Division of Andrew Corporation.

Douglas A. Rein	42	Senior Vice President of Fulfillment and Operations
			Douglas A. Rein joined the Company in July 1999 as Senior Vice President of Fulfillment and Operations. Previously, he was Director of Operations for Compaq Computer Corporation and Vice President, Distribution and Logistics Operations for Intelligent Electronics.
Mary Lynn Schwartz	46	Senior Vice President, Chief Administrative Officer and Corporate Secretary
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
Randolph S. Wilgis	38	Senior Vice President of Solutions Development and Marketing
			Randolph S. Wilgis joined the Company in June 1991 and has served as Senior Vice President of Solutions Development and Marketing since April 2002. From January 2000 through March 2002, Mr. Wilgis served as Senior Vice President of New Business Development. Prior to that date, Mr. Wilgis served in several executive positions with the Company. Prior to joining the Company, he served as a project manager for The Whiting Turner Company.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's common stock has been publicly traded on the NASDAQ Stock Market since September 28, 1994 under the symbol "TESS." The quarterly range of prices per share during fiscal years 2001 and 2002 are as follows:

	High	Low
Fiscal 2001
First Quarter	$24.38	$16.38
Second Quarter	37.50	23.38
Third Quarter	26.00	18.00
Fourth Quarter	22.25	8.13
Fiscal 2002
First Quarter	$14.38	$11.35
Second Quarter	16.00	10.64
Third Quarter	17.85	13.25
Fourth Quarter	18.85	13.11

        As of March 31, 2002 the number of shareholders of record of the Company was 56. The Company estimates that the number of beneficial owners as of that date was 2,600.

        The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends in the foreseeable future. The Company's revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

Item 6.    Selected Financial Data.

	Fiscal Years Ended
	March 31, 2002	April 1, 2001	March 26, 2000	March 28, 1999	March 29, 1998
Statement of Income Data
Revenues	$248,915,100	$258,769,800	$196,830,300	$160,582,200	$131,658,200
Cost of goods sold	180,432,600	188,271,200	142,523,000	118,535,300	95,858,800

Gross profit	68,482,500	70,498,600	54,307,300	42,046,900	35,799,400
Selling, general and administrative expenses	60,596,500	59,953,000	44,027,400	36,793,500	29,662,200
Asset impairment and restructuring charge	—	—	—	831,000	—

Income from operations	7,886,000	10,545,600	10,279,900	4,422,400	6,137,200
Interest and other expense, net	1,496,100	2,039,100	1,340,300	1,240,800	712,600

Income before provision for income taxes	6,389,900	8,506,500	8,939,600	3,181,600	5,424,600
Provision for income taxes	2,484,000	3,232,500	3,397,000	1,209,200	2,049,000

Net income	$3,905,900	$5,274,000	$5,542,600	$1,972,400	$3,375,600

Diluted earnings per share	$0.85	$1.13	$1.20	$0.43	$0.73
Diluted weighted average shares outstanding	4,575,900	4,682,600	4,599,500	4,600,100	4,610,300
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.5	72.8	72.4	73.8	72.8

Gross profit	27.5	27.2	27.6	26.2	27.2
Selling, general and administrative expenses	24.3	23.2	22.4	22.9	22.5
Asset impairment and restructuring charge	—	—	—	0.5	—

Income from operations	3.2	4.1	5.2	2.8	4.7
Interest and other expense, net	0.6	0.8	0.7	0.8	0.5

Income before provision for income taxes	2.6	3.3	4.5	2.0	4.1
Provision for income taxes	1.0	1.2	1.7	0.8	1.6

Net income	1.6%	2.0%	2.8%	1.2%	2.6%

Selected Operating Data
Average commercial buyers per month	8,900	8,700	8,000	7,500	7,000
Average consumer buyers per month	13,600	15,600	14,100	12,200	3,700
Total orders shipped	772,000	760,000	645,000	426,500	302,000
Revenues per employee	$471,400	$493,800	$507,300	$462,100	$454,000
Balance Sheet Data
Working capital	$31,156,600	$30,826,100	$28,232,100	$23,050,700	$22,270,100
Total assets	100,229,300	87,413,500	84,443,100	63,062,400	59,926,900
Short-term debt	5,785,800	10,365,500	6,194,900	4,690,200	294,000
Long-term debt	6,063,400	6,441,200	6,795,800	7,128,700	7,441,400
Shareholders' equity	50,807,400	46,739,200	41,082,200	35,456,700	33,391,500

Quarterly Results of Operations

	Fiscal 2002 Quarters Ended				Fiscal 2001 Quarters Ended
	Mar. 31, 2002	Dec. 30, 2001	Sept. 30, 2001	July 1, 2001	April 1, 2001	Dec. 24, 2000	Sept. 24, 2000	June 25, 2000
Revenues	$61,955,800	$65,025,100	$62,040,000	$59,894,200	$59,988,000	$69,657,200	$66,602,100	$62,522,500
Cost of goods sold	44,381,900	47,056,400	45,282,600	43,711,700	43,628,600	50,321,500	48,622,000	45,699,100

Gross profit	17,573,900	17,968,700	16,757,400	16,182,500	16,359,400	19,335,700	17,980,100	16,823,400
Selling, general and administrative expenses	15,088,700	15,344,000	14,895,500	15,268,300	15,447,300	16,105,800	14,629,700	13,770,200

Income from operations	2,485,200	2,624,700	1,861,900	914,200	912,100	3,229,900	3,350,400	3,053,200
Interest and other expense, net	336,500	339,900	362,400	457,300	556,800	519,400	480,900	482,000

Income before provision for income taxes	2,148,700	2,284,800	1,499,500	456,900	355,300	2,710,500	2,869,500	2,571,200
Provision for income taxes	796,700	913,900	599,800	173,600	135,000	1,030,000	1,090,400	977,100

Net income	$1,352,000	$1,370,900	$899,700	$283,300	$220,300	$1,680,500	$1,779,100	$1,594,100

Diluted earnings per share	$0.29	$0.30	$0.20	$0.06	$0.05	$0.36	$0.37	$0.34
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.6	72.4	73.0	73.0	72.7	72.2	73.0	73.1

Gross profit	28.4	27.6	27.0	27.0	27.3	27.8	27.0	26.9
Selling, general and administrative expenses	24.4	23.6	24.0	25.5	25.8	23.1	22.0	22.0

Income from operations	4.0	4.0	3.0	1.5	1.5	4.6	5.0	4.9
Interest and other expense, net	0.5	0.5	0.6	0.8	0.9	0.7	0.7	0.8

Income before provision for income taxes	3.5	3.5	2.4	0.8	0.6	3.9	4.3	4.1
Provision for income taxes	1.3	1.4	1.0	0.3	0.2	1.5	1.6	1.6

Net income	2.2%	2.1%	1.5%	0.5%	0.4%	2.4%	2.7%	2.5%

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2002 Compared to Fiscal 2001

        Revenues decreased by $9.9 million, or 4%, to $248.9 million in fiscal 2002 compared to $258.8 million in fiscal 2001. The overall decrease was primarily due to a decrease in network infrastructure sales as a result of the difficulty experienced by wireless carriers and supporting companies in financing their infrastructure needs and growth plans. Revenues from network infrastructure and mobile devices and accessories decreased, while revenues from test and maintenance products increased. Network infrastructure, mobile devices and accessories and test and maintenance products and services accounted for approximately 43%, 32% and 25%, respectively, of fiscal 2002 revenue, as compared to 49%, 32% and 19%, respectively, of fiscal 2001 revenues. Revenue increases in the dealers and resellers and international user categories were offset by decreases in systems operators and consumer categories. The largest increase was experienced in the dealers and resellers category, while the largest decrease was in the systems operator category. Systems operators, dealers and resellers, consumers and international users accounted for approximately 50%, 38%, 8% and 4%, respectively, of fiscal 2002 revenues, as compared to 57%, 31%, 8% and 4%, respectively, of fiscal 2001 revenues.

        Gross profit decreased by $2.0 million, or 3%, to $68.5 million in fiscal 2002 compared to $70.5 million in fiscal 2001. The decrease in gross profit is due to the decrease in revenues. The gross profit margin increased to 27.5% in fiscal 2002 from 27.2% in fiscal 2001. The increase in gross profit margin was primarily attributable to a significant increase in sales for test and maintenance products combined with a decrease in sales of network infrastructure products. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

        Total selling, general and administrative expenses increased by $643,500, or 1%, to $60.6 million in fiscal 2002 compared to $60.0 million in fiscal 2001. Total selling, general and administrative expenses increased as a percentage of revenues to 24.3% in fiscal 2002, from 23.2% in fiscal 2001. This relatively nominal overall increase occurred notwithstanding substantial increases in some specific items or categories of selling, general and administrative expenses associated with and incurred in an effort to drive future growth. These include investments in sales and marketing personnel, facility improvements and expansion and depreciation and amortization charges relative to information system enhancements. The increases in these items or categories of expenses were, however, largely offset by significant decreases in fulfillment costs and corporate support categories, including shipping charges, off-site storage facility costs, bad debt expenses and recruiting and professional services expenses. We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation. Accordingly, we recorded a provision for bad debts of $823,300 and $972,200 for the years ended March 31, 2002 and April 1, 2001, respectively.

        As a result of the factors described above, income from operations decreased by $2.7 million, or 25%, to $7.9 million in fiscal 2002 compared to $10.5 million in fiscal 2001. The operating income margin decreased to 3.2% in fiscal 2002 from 4.1% in fiscal 2001.

        Net interest and other expense decreased by $543,000, or 27%, to $1.5 million in fiscal 2002 compared to $2.0 million in fiscal 2001. This decrease is due to decreased levels of borrowing under our revolving credit facility and lower interest rates.

        Income before the provision for income taxes decreased $2.1 million or 25%, to $6.4 million in fiscal 2002 compared to $8.5 million in fiscal 2001 as a result of the factors described above. The effective tax rates in fiscal 2002 and 2001 were 38.9% and 38.0%, respectively. Net income and diluted earnings per share for fiscal 2002 decreased 26% and 25%, respectively, compared to fiscal 2001.

        As described in further detail below, our fiscal 2001 financial performance, as measured by revenue and earnings per share growth, was strong for the first nine months, but weakened during the fourth quarter of fiscal 2001. This trend continued during the first quarter of fiscal 2002, when revenues declined 4% compared to the prior year's first quarter and earnings per share was $0.06. During the second and third quarters of fiscal 2002, we experienced sequential growth in revenues and earnings per share. Earnings for the fourth quarter of fiscal 2002 were essentially flat compared to the third quarter. This occurred even though revenue declined 5% sequentially, because our gross margin percentage increased and operating expenses decreased in the fourth quarter as compared to the third quarter of fiscal 2002.

        Capital markets continue to be tight, and therefore, a number of our customers, particularly those involved in building out new or expanding or improving existing cellular or broadband systems, are experiencing difficulty in obtaining consistent and continuing access to capital to finance their growth, and correspondingly, to finance the purchase of our products. This difficulty affects primarily our infrastructure product category. Notwithstanding this difficulty, we experienced only a modest decline in revenues for the 2002 fiscal year. This occurred in part because of strong demand for mobile devices and accessories and replacement parts and because of strong sales of test and maintenance products, as wireless infrastructures continue to age. Our modest revenue decline in this difficult environment demonstrates, we believe, several important items: the strength of our business model; the advantage of our diverse product and solutions offering; that we have made progress toward our ongoing goal of increasing market share; and that TESSCO is well positioned in a difficult market.

Fiscal 2001 Compared to Fiscal 2000

        Revenues increased by $61.9 million, or 31%, to $258.8 million in fiscal 2001 compared to $196.8 million in fiscal 2000. The overall increase was primarily a result of increased unit volume due to strong market demand. Revenues from all of our product lines increased. The largest percentage increase was experienced in the sale of test and maintenance products. Network infrastructure, mobile devices and accessory and test and maintenance products and services accounted for approximately 49%, 32% and 19%, respectively, of fiscal 2001 revenue, as compared to 49%, 36% and 15%, respectively, of fiscal 2000 revenues. Revenue increases in the systems operators, dealers and resellers and consumer categories were partially offset by a decrease in the international category. The largest increase was experienced in the dealers and resellers category. Systems operators, dealers and resellers, consumers and international users accounted for approximately 57%, 31%, 8% and 4%, respectively, of fiscal 2001 revenues, as compared to 56%, 30%, 8% and 6%, respectively, of fiscal 2000 revenues.

        Gross profit increased by $16.2 million, or 30%, to $70.5 million in fiscal 2001 compared to $54.3 million in fiscal 2000. The gross profit margin decreased to 27.2% in fiscal 2001 from 27.6% in fiscal 2000. The decrease in gross profit margin was attributable to changes in product mix and increases in inventory write-offs and write-downs. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

        Total selling, general and administrative expenses increased by $15.9 million, or 36%, to $60.0 million in fiscal 2001 compared to $44.0 million in fiscal 2000. Total selling, general and administrative expenses increased as a percentage of revenues to 23.2% in fiscal 2001, from 22.4% in fiscal 2000. The increase in selling, general and administrative expenses is primarily attributable to an increased investment in personnel and order fulfillment expense to support revenue, gross profit and order volume growth, as well as increases in depreciation and amortization related to information systems enhancements and increased bad debt expense due to several customer liquidity issues. We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation. Accordingly, we recorded a provision for bad debts of $972,200 and $328,100 for the years ended April 1, 2001 and March 26, 2000, respectively.

        As a result of the factors described above, income from operations increased by $265,700, or 3%, to $10.5 million in fiscal 2001 compared to $10.3 million in fiscal 2000. The operating income margin decreased to 4.1% in fiscal 2001 from 5.2% in fiscal 2000.

        Net interest and other expense increased by $698,800, or 52%, to $2.0 million in fiscal 2001 compared to $1.3 million in fiscal 2000. This increase is due to increased levels of borrowing under our revolving credit facility to finance capital expenditures, higher interest rates and higher credit card fees resulting from an increased number of credit card payments received from customers.

        Income before the provision for income taxes decreased $433,100, or 5%, to $8.5 million in fiscal 2001 compared to $8.9 million in fiscal 2000 as a result of the factors described above. The effective tax rate in fiscal 2001 and 2000 was 38.0%. Net income and diluted earnings per share for fiscal 2001 decreased 5% and 6%, respectively, compared to fiscal 2000.

        At the end of the third quarter of fiscal 2001, year-to-date revenues and earnings per share were up 41% and 20%, respectively, over the comparable periods of fiscal 2000. Then, after seven consecutive quarters of record revenues and gross profits, our fourth quarter fiscal 2001 performance was hindered by general economic conditions and a tightening of the capital markets. These factors combined to inhibit the ability of some of our customers and potential customers to finance their growth plans. As a consequence, for the 2001 fiscal year, revenues increased only 31% as compared to fiscal 2000, and net income and diluted earnings per share decreased from $5.5 million and $1.20 to $5.3 million and $1.13, respectively. During fiscal 2001, many of our customers began to struggle under the weight of excess inventories and supply chain costs. We believed, and continue to believe, that our business model - particularly our ability to provide customers with real-time product availability — will assist our customers by helping them to better deploy capital to revenue generation projects as opposed to inventory ownership.

Liquidity and Capital Resources

        Working capital increased to $31.2 million as of March 31, 2002, from $30.8 million as of April 1, 2001. Shareholders' equity increased to $50.8 million as of March 31, 2002, from $46.7 million as of April 1, 2001.

        We generated $13.7 million of net cash from operating activities in fiscal 2002 compared to $2.9 million in fiscal 2001. The increase in operating cash flow was primarily the result of a large increase in trade accounts payable, partially offset by increases in inventory and accounts receivable.

        Capital expenditures totaled $8.4 million in fiscal 2002, primarily related to the purchase of the Reno facility and investments in information technology, compared to $7.8 million in fiscal 2001.

        We used $4.8 million of net cash from financing activities in fiscal 2002 compared to net proceeds of $4.1 million in fiscal 2001. In fiscal 2002, our revolving line of credit balance decreased from $10.0 million at April 1, 2001, to $5.4 million at March 31, 2002.

        Our revolving credit facility with a bank provides for a maximum borrowing capacity of $30.0 million and has a term expiring in September 2003. This agreement contains certain conditions, covenants and representations, all of which were complied with as of March 31, 2002.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, slow-moving inventory, income taxes, property and equipment and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements.

        Revenue Recognition.    We record revenue when product is shipped to the customer or when services are provided. Other than subscriber accessory sales relating to our private brand, Wireless Solutions®, we offer no product warranties in excess of original equipment manufacturers' warranties. Warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for the fiscal years 2002, 2001 and 2000.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the economy and/or the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make their payments, additional allowances may be required.

        Excess and Slow-Moving Inventory.    We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

        Valuation of Goodwill, Long-lived Assets and Intangible Assets.    We periodically evaluate our goodwill, long-lived assets and intangible assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. Future events could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets and intangible assets is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

        Income Taxes.    We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets, resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Summary Disclosures about Contractual Obligations and Commercial Commitments

        The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2002:

		Payment Due By Fiscal Year Ending
	Total	2003	2004	2005	2006 and Thereafter
Commercial bank financing	$6,441,200	$377,800	$4,916,800	$133,300	$1,013,300
Revolving credit facility	5,408,000	5,408,000	—	—	—
Operating leases	2,184,300	530,000	540,500	551,400	562,400

Total contractual cash obligations	$14,033,500	$6,315,800	$5,457,300	$684,700	$1,575,700

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133). FAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued on June 2000 and also amends FAS No. 133. FAS No. 138 addresses a limited number of issues causing implementation difficulties. Consequently, the Company was required to implement FAS No. 133 for all fiscal quarters for the fiscal year beginning April 2, 2001. The Company has no derivative instruments and therefore the adoption of this pronouncement has not had a material effect on the Company's financial statements.

        In June 2001, the Financial Accounting Standards Board approved FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. FAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets. FAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of FAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company has completed its initial evaluation of goodwill and intangible assets and does not anticipate any immediate material adverse affect of this pronouncement on its financial statements. During fiscal year 2002, the Company incurred goodwill amortization of $267,500, which approximates the amount that would have been expensed for fiscal year 2003. In accordance with the provisions of FAS No. 142, this amount will not be expensed in fiscal year 2003. As of March 31, 2002, the Company had goodwill, net of accumulated amortization of $2,452,200.

        In August 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121 and ABP Opinion No. 30. This statement retains the fundamental provisions of Statement 121 that requires testing of long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets. The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets will be recognized in income from continuing operations. Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply this guidance prospectively.

Forward-looking Statements

        This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words "may," "will," "believes," "should," "expects," "anticipates," "estimates," and similar expressions. Our future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include, but are not limited to, the following: our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on our net profits; economic conditions that may impact customers' ability to fund purchases of our products and services; the possibility that unforeseen events could impair our ability to service customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.

        We do not use derivative financial instruments. Management believes that exposure to market risks, including foreign currency exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 8.    Consolidated Financial Statements and Supplementary Data.

Consolidated Balance Sheets

	March 31, 2002	April 1, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$505,100	$-
Trade accounts receivable, net of allowance for doubtful accounts of $722,000 and $1,480,100, respectively	28,111,400	25,557,800
Product inventory	38,480,500	32,566,400
Deferred tax asset	2,231,000	1,531,600
Prepaid expenses and other current assets	1,745,400	2,689,600

Total current assets	71,073,400	62,345,400

PROPERTY AND EQUIPMENT, NET	25,843,100	21,640,400
GOODWILL AND OTHER INTANGIBLE ASSETS, NET	2,692,200	3,002,400
OTHER LONG-TERM ASSETS	620,600	425,300

Total assets	$100,229,300	$87,413,500

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$28,137,500	$16,744,600
Accrued expenses and other current liabilities	5,993,500	4,409,200
Revolving credit facility	5,408,000	10,011,000
Current portion of long-term debt	377,800	354,500

Total current liabilities	39,916,800	31,519,300

DEFERRED TAX LIABILITY	2,679,500	2,274,900
LONG-TERM DEBT, net of current portion	6,063,400	6,441,200
OTHER LONG-TERM LIABILITIES	762,200	438,900

Total liabilities	49,421,900	40,674,300

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,815,895 shares issued and 4,508,485 shares outstanding as of March 31, 2002, and 4,802,687 shares issued and 4,495,277 shares outstanding as of April 1, 2001	48,200	48,000
Additional paid-in capital	21,910,400	21,748,300
Treasury stock, at cost, 307,410 shares	(3,792,600)	(3,792,600)
Retained earnings	32,641,400	28,735,500

Total shareholders' equity	50,807,400	46,739,200

Total liabilities and shareholders' equity	$100,229,300	$87,413,500

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Income

	Fiscal Years Ended
	March 31, 2002	April 1, 2001	March 26, 2000
Revenues	$248,915,100	$258,769,800	$196,830,300
Cost of goods sold	180,432,600	188,271,200	142,523,000

Gross profit	68,482,500	70,498,600	54,307,300
Selling, general and administrative expenses	60,596,500	59,953,000	44,027,400

Income from operations	7,886,000	10,545,600	10,279,900
Interest and other expense, net	1,496,100	2,039,100	1,340,300

Income before provision for income taxes	6,389,900	8,506,500	8,939,600
Provision for income taxes	2,484,000	3,232,500	3,397,000

Net income	$3,905,900	$5,274,000	$5,542,600

Basic earnings per share	$0.87	$1.17	$1.24
Diluted earnings per share	$0.85	$1.13	$1.20

Basic weighted average shares outstanding	4,500,800	4,494,800	4,472,500
Diluted weighted average shares outstanding	4,575,900	4,682,600	4,599,500

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock
			Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity
	Shares	Amount		Treasury Stock
Balance at March 28, 1999	4,438,121	$47,000	$20,598,400	$(3,107,600)	$17,918,900	$35,456,700
Net proceeds from issuance of stock	25,964	700	677,600	(603,000)	—	75,300
Tax benefit of option exercises	—	—	7,600	—	—	7,600
Net income	—	—	—	—	5,542,600	5,542,600

Balance at March 26, 2000	4,464,085	47,700	21,283,600	(3,710,600)	23,461,500	41,082,200

Net proceeds from issuance of stock	31,192	300	414,000	(82,000)	—	332,300
Tax benefit of option exercises	—	—	50,700	—	—	50,700
Net income	—	—	—	—	5,274,000	5,274,000

Balance at April 1, 2001	4,495,277	48,000	21,748,300	(3,792,600)	28,735,500	46,739,200

Net proceeds from issuance of stock	13,208	200	162,100	—	—	162,300
Net income	—	—	—	—	3,905,900	3,905,900

Balance at March 31, 2002	4,508,485	$48,200	$21,910,400	$(3,792,600)	$32,641,400	$50,807,400

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 31, 2002	April 1, 2001	March 26, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,905,900	$5,274,000	$5,542,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,519,500	3,652,800	2,746,400
Provision for bad debts	823,300	972,200	328,100
Deferred income taxes and other	(166,800)	1,150,400	473,700
(Increase) decrease in trade accounts receivable	(3,376,900)	1,647,400	(8,884,500)
Increase in product inventory	(5,914,100)	(842,600)	(10,574,800)
Decrease (increase) in prepaid expenses and other current assets	944,200	(846,500)	125,800
Increase (decrease) in trade accounts payable	11,392,900	(8,609,200)	12,415,300
Increase in accrued expenses and other current liabilities	1,584,300	478,600	1,205,100

Net cash provided by operating activities	13,712,300	2,877,100	3,377,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,412,000)	(7,843,500)	(3,854,400)

Net cash used in investing activities	(8,412,000)	(7,843,500)	(3,854,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	(4,603,000)	4,149,000	1,459,000
Decrease in other liabilities	-	-	(50,000)
Payments on long-term debt	(354,500)	(333,000)	(287,200)
Proceeds from issuance of stock	162,300	332,300	75,300

Net cash (used in) provided by financing activities	(4,795,200)	4,148,300	1,197,100

Net increase (decrease) in cash and cash equivalents	505,100	(818,100)	720,400
CASH AND CASH EQUIVALENTS, beginning of period	—	818,100	97,700

CASH AND CASH EQUIVALENTS, end of period	$505,100	$—	$818,100

The accompanying Notes to the Consolidated Financial Statements are an
integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

        TESSCO Technologies Incorporated, a Delaware corporation (the Company), is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless, voice, data, messaging, location tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

        The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. The fiscal years ended March 31, 2002 and March 26, 2000 contained 52 weeks and the fiscal year ended April 1, 2001 contained 53 weeks. The effect of the extra week in fiscal 2001 does not materially affect the Consolidated Financial Statements of the Company.

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

        Depreciation and amortization of property and equipment was $4,187,400, $3,320,400 and $2,419,400 for fiscal years 2002, 2001 and 2000, respectively (see Note 3).

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are being amortized using the straight-line method over 15 years. Amortization expense was $332,100, $332,400 and $327,000 for fiscal years 2002, 2001 and 2000, respectively. Accumulated amortization as of March 31, 2002 and April 1, 2001 was approximately $2,184,400 and $1,852,300, respectively.

Revenue Recognition

        The Company records revenue when product is shipped to the customer or when services are provided. Other than subscriber accessory sales relating to the Company's private brand, Wireless Solutions®, TESSCO offers no product warranties in excess of original equipment manufacturers' warranties. The Company's warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for the fiscal years 2002, 2001 and 2000.

Supplemental Cash Flow Information

        Cash paid for interest during fiscal years 2002, 2001 and 2000 totaled $553,200, $1,035,200 and $604,200, respectively. Cash paid for income taxes, net of refunds, for fiscal years 2002, 2001 and 2000 totaled $1,360,700, $3,450,700 and $3,566,900, respectively.

        The Company had non-cash transactions during fiscal years 2002, 2001 and 2000 as follows:

	2002	2001	2000
Exercise of options in exchange for stock	$—	$82,000	$603,000
Tax benefit from exercise of stock options	$—	$50,700	$7,600

Fair Value of Financial Instruments

        The carrying amounts of cash and marketable securities, trade accounts receivable, product inventory, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other current liabilities and borrowings under the revolving credit facility and the note payable to a bank, which bear interest at variable rates, approximate their fair value as of March 31, 2002 and April 1, 2001.

        Fair value of long-term debt, excluding the note payable to a bank, as of March 31, 2002 and April 1, 2001 is as follows:

	2002	2001
Note payable to Baltimore County, Maryland	$149,200	$144,300
Note payable to the Maryland Economic Development Corporation	1,257,700	1,169,600

	$1,406,900	$1,313,900

Concentration of Risk

        The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2002, 2001 and 2000 sales of products purchased from the Company's top ten vendors accounted for 42%, 31% and 38% of total revenues, respectively, with sales of products purchased from the Company's largest vendor generating approximately 13%, 6% and 8% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers could have a material adverse effect on the Company.

        The Company's future results could also be negatively impacted by the potential loss of certain customers. For fiscal years 2002, 2001 and 2000, sales of products to the Company's top ten customers accounted for 22%, 25% and 14% of total revenues, respectively, with sales to the Company's largest customer generating approximately 4%, 6% and 3% of total revenues, respectively.

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

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133). FAS No. 133 establishes accounting and reporting standards for derivative instruments and derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment on a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and deferred the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued on June 2000 and also amends FAS No. 133. FAS No. 138 addresses a limited number of issues causing implementation difficulties. Consequently, the Company was required to implement FAS No. 133 for all fiscal quarters for the fiscal year beginning April 2, 2001. The Company has no derivative instruments and therefore the adoption of this pronouncement has not had a material effect on the Company's financial statements.

        In June 2001, the Financial Accounting Standards Board approved FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. FAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets. FAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of FAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company has completed its initial evaluation of goodwill and intangible assets and does not anticipate any immediate material adverse affect of this pronouncement on its financial statements. During fiscal year 2002, the Company incurred goodwill amortization of $267,500, which approximates the amount that would have been expensed for fiscal year 2003. In accordance with the provisions of FAS No. 142, this amount will not be expensed in fiscal year 2003. As of March 31, 2002, the Company had goodwill, net of accumulated amortization of $2,452,200.

        In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121 and ABP Opinion No. 30. This statement retains the fundamental provisions of FAS No. 121 that requires testing of long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets. The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets shall be recognized in income from continuing operations. Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply this guidance prospectively.

Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

Note 3. Property and Equipment

        All of the Company's property and equipment is located in the United States. Property and equipment is summarized as follows:

	2002	2001
Land	$4,803,200	$2,185,500
Building and improvements	12,589,800	10,935,900
Information technology equipment and software	16,700,600	13,639,800
Equipment, furniture and tooling	7,888,400	6,881,300

	41,982,000	33,642,500
Less accumulated depreciation and amortization	(16,138,900)	(12,002,100)

Property and equipment, net	$25,843,100	$21,640,400

Note 4. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are summarized as follows:

	2002	2001
Payroll, benefits and taxes	$3,796,400	$2,237,900
Bank overdraft	—	695,200
Income and sales taxes	871,700	505,100
Other	1,325,400	971,000

Accrued expenses and other current liabilities	$5,993,500	$4,409,200

Note 5. Borrowings Under Revolving Credit Facility

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

        On September 28, 2000, the Company and its affiliates further amended the terms of the Company's bank financing agreement. Pursuant to these amended terms, the previously consolidated

$15,000,000 credit facility was increased to $30,000,000, and the expiration date of the facility was extended from September 2002 until September 2003.

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

        The weighted average interest rate on borrowings under the credit facility was 5.36%, 8.78% and 6.94% for fiscal years 2002, 2001 and 2000, respectively. Interest expense on the credit facility for fiscal years 2002, 2001 and 2000 totaled $152,200, $600,000 and $156,400, respectively. Average borrowings under the credit facility totaled $2,839,100 $6,833,200 and $2,228,600; maximum borrowings totaled $10,427,000, $11,000,000 and $5,862,000 for fiscal years 2002, 2001 and 2000, respectively. The outstanding balance under the agreement as of March 31, 2002 and April 1, 2001 was $5,408,000 and $10,011,000, respectively.

        The provisions of the agreement require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The Company was in compliance with the provisions of the agreement during fiscal years 2002, 2001 and 2000.

Note 6. Long-term Debt

        Effective July 16, 1996, the Company issued a revolving note payable to a bank in the face amount of $6,000,000. Interest on the outstanding principal balance was payable monthly, with the balance of unpaid principal and interest due at maturity, April 30, 1997. Effective April 30, 1997, the Company converted the revolving note payable to a term note payable. The converted term note is payable in monthly installments of principal and interest beginning on July 1, 1997, with the balance due at maturity, June 30, 2003. The note bears interest at a floating rate of LIBOR plus 1.50% per annum. The weighted average interest rate in fiscal years 2002, 2001 and 2000 was 4.66%, 8.13% and 7.21%, respectively. Interest expense under this note was $240,500, $437,300 and $402,800 for fiscal years 2002, 2001 and 2000, respectively. As of March 31, 2002 and April 1, 2001, principal outstanding under this note was $5,040,300 and $5,273,600, respectively. The note is secured by the real property of the Company. The note contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios. The Company was in compliance with the provisions of the agreement during fiscal years 2002, 2001 and 2000.

        Effective July 16, 1996, the Company issued a note payable to Baltimore County, Maryland, in the face amount of $200,000. The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $6,400, $8,800 and $8,100 for fiscal years 2002, 2001 and 2000, respectively. As of March 31, 2002 and April 1, 2001, principal outstanding under this note was $141,500 and $153,100, respectively. The note is secured by the Company owned real property located in Hunt Valley, Maryland.

        Effective October 10, 1996, the Company issued a note payable to the Maryland Economic Development Corporation in the face amount of $1,800,000. The note is payable in equal quarterly installments of principal and interest of $37,400 beginning on January 10, 1997, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $40,100, $43,300 and $45,400 for fiscal years 2002, 2001 and 2000, respectively. As of March 31, 2002 and April 1, 2001, principal outstanding under this note was $1,259,400 and $1,369,000, respectively. The note is secured by the Company owned real property located in Hunt Valley, Maryland.

        As of March 31, 2002, scheduled annual maturities of long-term debt are as follows:

Fiscal Year:
2003	$377,800
2004	4,916,800
2005	133,300
2006	137,600
2007	216,300
Thereafter	659,400

$6,441,200

Note 7. Commitments and Contingencies

        The Company leases 15,000 square feet of distribution and office space in Reno, Nevada under an operating lease which expired in June 2001, but which has been extended on a month-to-month basis since that date. Effective April 1, 2001, the Company entered into a lease, which expires in March 2006, for an additional 65,000 square feet of distribution and office space in Hunt Valley, Maryland, adjacent to the Company's Global Logistics Center. This space is used as the Company's Solutions Development Center. Rent expense for fiscal years 2002, 2001 and 2000 totaled $653,300, $125,200 and $113,100, respectively.

        As of March 31, 2002, the Company's minimum future obligations under existing leases, other than the $9,200 per month obligation under the Reno facility lease which is cancelable on one-month notice, are as follows:

Fiscal Year:
2003	$530,000
2004	540,500
2005	551,400
2006	562,400

$2,184,300

        Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material or will have a material adverse affect on the Company's financial condition or results of operations.

Note 8. Income Taxes

        A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on the Consolidated Statements of Income is as follows:

	2002	2001	2000
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.8	2.7	3.0
Non-deductible expenses	2.1	1.2	2.0
Other	—	0.1	(1.0)

Effective rate	38.9%	38.0%	38.0%

        The provision for income taxes was comprised of the following:

	2002	2001	2000
Federal: Current	$2,498,600	$1,864,100	$2,576,700
Deferred	(263,800)	1,017,400	421,100
State: Current	280,200	231,600	346,600
Deferred	(31,000)	119,400	52,600

Provision for income taxes	$2,484,000	$3,232,500	$3,397,000

        Total deferred tax assets and deferred tax liabilities as of March 31, 2002 and April 1, 2001, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2002	2001
Deferred tax assets:
Accrued expenses and reserves	$2,231,000	$1,531,600

Deferred tax liabilities:
Property and equipment	$2,611,400	$2,195,900
Other assets	68,100	79,000

	$2,679,500	$2,274,900

Note 9. Profit-sharing Plan

        The Company has a 401(k) profit-sharing plan that covers all eligible employees. Contributions to the plan can be made by employees, as well as by the Company at the discretion of the Company's Board of Directors. Profit-sharing plan expense as a result of Company contributions was $120,200, $75,300 and $76,800 during fiscal years 2002, 2001 and 2000, respectively. As of March 31, 2002, plan assets included 27,054 shares of Common Stock of the Company.

        The Company maintains a non-qualified deferred compensation plan that covers directors and certain executives as determined by the Board of Directors. Contributions to the plan can be made by these individuals through the deferral of income, as well as by the Company at the discretion of the Company's Board of Directors; however, the Company has made no contributions to the plan as of March 31, 2002. All plan assets are held in an irrevocable Rabbi trust. These assets and the related liabilities are included in other long-term assets and other long-term liabilities on the Company's Consolidated Balance Sheets.

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

Note 10. Earnings Per Share

        The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2002	2001	2000
Basic weighted average shares outstanding	4,500,800	4,494,800	4,472,500
Effect of dilutive common equivalent shares	75,100	187,800	127,000

Diluted weighted average shares outstanding	4,575,900	4,682,600	4,599,500

        Options to purchase 803,150 shares of common stock at a weighted average exercise price of $22.71 per share were outstanding as of March 31, 2002, but the common equivalent shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 11. Stock-based Compensation

        The Company has two stock incentive plans, the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994 Plan). The 1984 Plan and the 1994 Plan allow for the grant of awards in respect of an aggregate of 401,250 and 1,172,500 shares of the Company's Common Stock, respectively. As of March 31, 2002, no shares were available for issue in respect of additional awards under the 1984 Plan and 35,900 shares were available for issue in respect of additional awards under the 1994 Plan. The 1994 Plan, which has a term of 10 years and expires in 2004, allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. To date, only options have been granted as awards under the 1994 Plan.

        In addition to options outstanding under the 1984 Plan and the 1994 Plan, non-plan options to purchase an aggregate of 281,888 shares of the Company's Common Stock have been granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Transactions involving options are summarized as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,177,000	$20.19	990,700	$19.04	702,200	$18.23
Granted	193,000	12.47	276,800	23.50	396,300	20.14
Exercised	—	—	(23,200)	13.27	(50,900)	12.83
Cancelled	(103,700)	21.39	(67,300)	18.64	(56,900)	22.19

Outstanding, end of year	1,266,300	$18.92	1,177,000	$20.19	990,700	$19.04
Exercisable at end of year	605,200		459,300		272,400
Weighted average fair value of options granted during the year	$3.22		$9.76		$7.14

        Information about stock options outstanding and exercisable as of March 31, 2002 is as follows:

Range of Exercise Price	Outstanding Shares	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Exercisable Weighted Average Exercise Price
$0.00-15.00	431,800	4.0	$12.19	248,300	$12.05
15.00-25.00	731,500	4.7	21.05	265,400	19.83
25.00-36.50	103,000	4.8	31.97	91,500	32.70

$0.00-36.50	1,266,300	4.5	$18.92	605,200	$18.59

        The Company applies APB Opinion No. 25 and the related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for grants under the plans consistent with the methodology of FAS No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and diluted earnings per share for fiscal years 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated as follows:

		2002	2001	2000
Net earnings (in thousands)	As reported	$3,906	$5,274	$5,543
	Pro forma	1,576	3,231	4,047
Diluted earnings per share	As reported	$0.85	$1.13	$1.20
	Pro forma	0.34	0.69	0.88

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2002, 2001 and 2000:

	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	15.0%	32.0%	24.0%
Risk-free interest rate	3.7-4.8%	4.8-6.5%	5.2-6.7%
Expected lives	6 years	6 years	6 years

        During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to 200,000 shares of the Company's Common Stock at 85% of market price. The Company's only expense relating to this plan is for its administration. During fiscal 2002 and 2001, 8,185 and 6,449 shares, respectively, were sold to employees under this plan. The weighted average market value of the shares sold in fiscal 2002 and 2001 was $10.48 and $16.11, respectively.

Note 12. Related Party Transaction

        In August 2001, the Company guaranteed a personal revolving line of credit to the Company's chief executive officer from a commercial bank in the principal amount of $2,500,000. In connection therewith, the Company's chief executive officer and his spouse entered into a Reimbursement and Security Agreement, which obligates them to reimburse the Company for any amounts paid by the Company under its guaranty. These obligations to the Company under the Reimbursement and Security Agreement are secured by certain assets of the chief executive officer and represent full recourse obligations to the chief executive officer and his spouse.

Management's Responsibility for Financial Statements

        The consolidated statements of TESSCO Technologies Incorporated have been prepared by the Company in accordance with accounting principles generally accepted in the United States. The financial information presented is the responsibility of management, and accordingly, includes amounts upon which judgment has been applied, or estimates made, based on the best information available.

        The financial statements have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended March 31, 2002, April 1, 2001 and March 26, 2000.

        The consolidated financial statements, in the opinion of management, present fairly the financial position, results of operations and cash flows of the Company as of the stated dates and periods in conformity with accounting principles generally accepted in the United States. The Company believes that its accounting systems and related internal controls used to record and report financial information provide reasonable assurance that financial records are reliable and that transactions are recorded in accordance with established policies and procedures.

/s/ ROBERT B. BARNHILL, JR. Robert B. Barnhill, Jr. Chairman, President and Chief Executive Officer	/s/ ROBERT C. SINGER Robert C. Singer Senior Vice President and Chief Financial Officer

Report of Independent Public Accountants

To the Board of Directors and Stockholders
of TESSCO Technologies Incorporated:

        We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated (a Delaware Corporation) as of March 31, 2002 and April 1, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TESSCO Technologies Incorporated as of March 31, 2002 and April 1, 2001 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                      /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
April 24, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable

Part III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item 10 regarding the Company's directors is incorporated by reference to the information set forth under the caption "Election of Directors," and the information required by this Item 10 regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the information set forth under the caption "Section 16(b) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a) The following documents are filed as part of this report:

  1.
  The following consolidated financial statements are included in Item 8 of this report:

    Consolidated Balance Sheets as of March 31, 2002 and April 1, 2001
    Consolidated Statements of Income for the fiscal years ended March 31, 2002, April 1, 2001 and March 26, 2000
    Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 31, 2002, April 1, 2001 and March 26, 2000
    Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2002, April 1, 2001 and March 26, 2000
    Notes to Consolidated Financial Statements
    Report of Independent Public Accountants

  2.
  The following financial statement schedules are included herewith:

Schedule	Description
Schedule II	Valuation and Qualifying Accounts
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.
  3.
  Exhibits

2.1.1	Cartwright Communications Acquisition Agreement (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated June 3, 1996).
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
3.1.2	Certificate of Retirement of the Registrant (incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
3.1.3	First Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.3 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
3.1.4	Certificate of Amendment to Certificate of Incorporation of the Registrant filed September 6, 1996 (incorporated by reference to Exhibit 3.1.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997).
3.2.1	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
3.2.2	First Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.1	Employment Agreement dated March 31, 1994 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.2.1	Employment Letter Agreement between TESSCO Technologies Incorporated and Robert C. Singer (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).
10.2.2	Termination of Employment Agreement between TESSCO Technologies Incorporated and Robert C. Singer (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).
10.3.1	Employment Letter Agreement between TESSCO Technologies Incorporated and Douglas A. Rein (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).
10.3.2	Termination of Employment Agreement between TESSCO Technologies Incorporated and Douglas A. Rein (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).
10.4	Stock Option by and between the Registrant and Robert B. Barnhill, Jr. dated September 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.5	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.6.1	1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.6.2	Amendment No. 1 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999).

10.6.3	Amendment No. 2 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.4	Amendment No. 3 to 1994 Stock and Incentive Plan (incorporated by reference to Proposal No. 3 as included in the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.5	Amendment No. 4 to 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).
10.7	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.8.1	Financing Agreement dated March 31, 1995 by and between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995).
10.8.2	First Amendment to Financing Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.7.2 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997).
10.8.3	Second Amendment to Financing Agreement dated February 28, 1997 (incorporated by reference to Exhibit 10.7.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997).
10.8.4	Third Amendment to Financing Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.7.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1997).
10.8.5	Fourth Amendment to Financing Agreement dated September 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).
10.8.6	Fifth Amendment to Financing Agreement dated September 28, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).
10.9	Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1996).
10.10	Second Amended and Restated Revolving Credit Note dated September 28, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).
10.11	Lease Agreement between TESSCO Inc. and Merritt/Bavar-Va, LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2000).
11.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Public Accountants (filed herewith).
99.1	Arthur Andersen Representation Letter (filed herewith)

        (b) The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Schedule II: For the Fiscal Years Ended March 31, 2002,
April 1, 2001 and March 26, 2000

Valuation and Qualifying Accounts

	2002	2001	2000
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance, beginning of period	$1,480,100	$739,300	$551,900
Provision for bad debts	823,300	972,200	328,100
Write-offs	(1,581,400)	(231,400)	(140,700)

Balance, end of period	$722,000	$1,480,100	$739,300

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED
By:	/s/ ROBERT B. BARNHILL Robert B. Barnhill, Jr., President May 29, 2002

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of TESSCO Technologies Incorporated, hereby severally constitute Robert B. Barnhill, Jr. and Robert C. Singer, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable TESSCO Technologies Incorporated to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. BARNHILL, JR. Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 29, 2002
/s/ ROBERT C. SINGER Robert C. Singer	Senior Vice President Chief Financial Officer (principal financial and accounting officer)	May 29, 2002
/s/ JEROME C. EPPLER Jerome C. Eppler	Director	May 29, 2002
/s/ BENN R. KONSYNSKI Benn R. Konsynski	Director	May 29, 2002
/s/ JOHN D. BELETIC John D. Beletic	Director	May 29, 2002
/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Director	May 29, 2002
/s/ MORTON F. ZIFFERER, JR. Morton F. Zifferer, Jr.	Director	May 29, 2002