Form 10-Q
period 2002-06-30
TESSCO TECHNOLOGIES INC
filed 2002-08-14
CIK 927355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____



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



The number of shares of the registrant's Common Stock, $ .01 par value per share, outstanding as of August 2, 2002 was 4,513,747.

TESSCO TECHNOLOGIES INCORPORATED
INDEX TO FORM 10-Q



PART I          FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------------
                Item 1         Financial Statements

                               Consolidated Balance Sheets as of June 30, 2002 and March 31,                      3
                               2002

                               Consolidated Statements of Income for the fiscal quarters ended                    4
                               June 30, 2002 and July 1, 2001

                               Consolidated Statements of Cash Flows for the fiscal quarters                      5
                               ended June 30, 2002 and July 1, 2001

                               Notes to Consolidated Financial Statements                                         6

                Item 2         Management's Discussion and Analysis of Financial Condition and                    8
                               Results of Operations

                Item 3         Quantitative and Qualitative Disclosures about Market Risk                        11

PART II         OTHER INFORMATION
--------------------------------------------------------------------------------------------------------------------

                Item 1         Legal Proceedings                                                                 12

                Item 2         Changes in Securities                                                             12

                Item 3         Defaults upon Senior Securities                                                   12

                Item 4         Submission of Matters to a Vote of Security Holders                               12

                Item 5         Other Information                                                                 12

                Item 6         Exhibits and Reports on Form 8-K                                                  13

--------------------------------------------------------------------------------------------------------------------

                Signature                                                                                        14


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                          June 30,        March 31,
                                                            2002            2002
------------------------------------------------------------------------------------
                                                        (unaudited)       (audited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $        --    $     505,100
     Trade accounts receivable, net                      30,116,600       28,111,400
     Product inventory                                   33,199,200       38,480,500
     Deferred tax asset                                   2,231,000        2,231,000
     Prepaid expenses and other current assets            1,078,700        1,745,400
------------------------------------------------------------------------------------
         Total current assets                            66,625,500       71,073,400
------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net                              25,864,200       25,843,100
GOODWILL AND OTHER INTANGIBLE ASSETS, net                 2,678,700        2,692,200
OTHER LONG-TERM ASSETS                                      652,800          620,600
------------------------------------------------------------------------------------
         Total assets                                 $  95,821,200    $ 100,229,300
------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                           $  28,220,900    $  28,137,500
     Accrued expenses and other current liabilities       5,477,300        5,993,500
     Revolving credit facility                              332,000        5,408,000
     Current portion of long-term debt                      383,900          377,800
------------------------------------------------------------------------------------
         Total current liabilities                       34,414,100       39,916,800
------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY                                    2,679,500        2,679,500
LONG-TERM DEBT, net of current portion                    5,966,100        6,063,400
OTHER LONG-TERM LIABILITIES                                 801,600          762,200
------------------------------------------------------------------------------------
         Total liabilities                               43,861,300       49,421,900
------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock                                           --               --
     Common stock                                            48,200           48,200
     Additional paid-in capital                          21,929,800       21,910,400
     Treasury stock, at cost                             (3,792,600)      (3,792,600)
     Retained earnings                                   33,774,500       32,641,400
------------------------------------------------------------------------------------
         Total shareholders' equity                      51,959,900       50,807,400
------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity   $  95,821,200    $ 100,229,300
------------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME


--------------------------------------------------------------------------------
                                                 Fiscal Quarters Ended
                                                June 30,        July 1,
                                                  2002           2001
--------------------------------------------------------------------------------
                                               (unaudited)   (unaudited)
Revenues                                       $69,135,100   $59,894,200
Cost of goods sold                              50,569,800    43,711,700
--------------------------------------------------------------------------------

     Gross profit                               18,565,300    16,182,500

Selling, general and administrative
     expenses                                   16,406,900    15,268,300
--------------------------------------------------------------------------------

      Income from operations                     2,158,400       914,200

Interest and other expense, net                    315,900       457,300
--------------------------------------------------------------------------------

      Income before provision for income
            taxes                                1,842,500       456,900

Provision for income taxes                         709,400       173,600
--------------------------------------------------------------------------------

      Net income                               $ 1,133,100   $   283,300
--------------------------------------------------------------------------------


Basic earnings per share                       $      0.25   $      0.06
--------------------------------------------------------------------------------

Diluted earnings per share                     $      0.25   $      0.06
--------------------------------------------------------------------------------

Basic weighted average shares
     outstanding                                 4,508,500     4,499,100
--------------------------------------------------------------------------------

Diluted weighted average shares
     outstanding                                 4,571,800     4,508,100
--------------------------------------------------------------------------------

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                                Fiscal Quarters Ended
                                                                               June 30,        July 1,
                                                                                 2002           2001
---------------------------------------------------------------------------------------------------------
                                                                              (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $ 1,133,100    $   283,300
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                        1,092,500      1,058,600
           Provision for bad debts                                                 79,300        233,800
           Deferred income taxes and other                                          7,200         37,600
      Increase in trade accounts receivable                                    (2,084,500)    (1,748,800)
      Decrease in product inventory                                             5,281,300      4,211,000
      Decrease in prepaid expenses and other current assets                       666,700        647,300
      Increase in trade accounts payable                                           83,400      1,653,500
      (Decrease) increase in accrued expenses and other current liabilities      (516,200)        34,500
---------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                             5,742,800      6,410,800
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                    (1,100,100)      (813,500)
---------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                (1,100,100)      (813,500)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments under revolving credit facility                             (5,076,000)    (4,965,000)
      Payments on long-term debt                                                  (91,200)      (113,800)
      Proceeds from issuance of stock                                              19,400         21,400
---------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                                (5,147,800)    (5,057,400)
---------------------------------------------------------------------------------------------------------

          Net (decrease) increase in cash and cash equivalents                   (505,100)       539,900

CASH AND CASH EQUIVALENTS, beginning of period                                    505,100             --
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                      $        --    $   539,900
---------------------------------------------------------------------------------------------------------


See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

Note 1.  Description of Business and Basis of Presentation
--------------------------------------------------------------------------------

TESSCO Technologies Incorporated, a Delaware corporation (the Company), is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless voice, data, messaging, tracking and Internet systems. TESSCO is in the VitalLink(R) position between buyers and manufacturers. While creating Your Total Source(R) opportunity for its customers to improve the way business is done, TESSCO presents, markets, sells and supports manufacturers' products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base. Approximately 95% of the Company's sales are made to customers in the United States. Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

In management's opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company's financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2002.

Note 2.  Earnings Per Share
--------------------------------------------------------------------------------

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

---------------------------------------------------------------------
                                      Fiscal Quarters Ended
                                  June 30,             July 1,
                                    2002                 2001
---------------------------------------------------------------------
Basic weighted average
     common shares
     outstanding                  4,508,500           4,499,100
Effect of dilutive common
     equivalent shares               63,300               9,000
---------------------------------------------------------------------
Diluted weighted average
     shares outstanding           4,571,800           4,508,100
---------------------------------------------------------------------

Options to purchase 891,995 shares of common stock at a weighted average exercise price of $21.64 per share were outstanding as of June 30, 2002, but the common equivalent shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

Note 3.  Recent Accounting Pronouncements
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("FAS") No. 141, BUSINESS COMBINATIONS, and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. FAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets. FAS No. 142 also establishes a new method of testing goodwill and intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of FAS No. 142 resulted in discontinuation of amortization of our goodwill commencing April 1, 2002; however, we are required to test goodwill and intangible assets for impairment under the new standard during fiscal 2003.

The following table presents the impact of FAS 142 on net income and earnings per share had FAS 142 been in effect for the quarter ended July 1, 2001:

                                                                    For the Quarter Ended
                                                                June 30, 2002    July 1, 2001
                                                                ------------------------------
      Reported net income ....................................   $ 1,133,100      $ 283,300
      Add: Goodwill amortization .............................            --         41,500
                                                                ------------------------------
      Adjusted net income ....................................   $ 1,133,100      $ 324,800
                                                                ==============================

EARNINGS PER SHARE:
      Reported net income .....................................  $      0.25      $   0.06
      Add: Goodwill amortization ..............................           --          0.01
                                                                ------------------------------
      Adjusted net income                                        $      0.25      $   0.07
                                                                ==============================
DILUTED EARNINGS PER SHARE:
      Reported net income .....................................  $      0.25      $   0.06
      Add: Goodwill amortization ..............................           --          0.01
                                                                ------------------------------
      Adjusted net income .....................................  $      0.25      $   0.07
                                                                ==============================

In August 2001, FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121 and ABP Opinion No. 30. This statement retains the fundamental provisions of Statement 121 that requires testing of long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets. The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets will be recognized in income from continuing operations. Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this statement had no impact on the financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's Form 10-K for the fiscal year ended March 31, 2002.

First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002
--------------------------------------------------------------------------------

Revenues increased by $9.2 million, or 15%, to $69.1 million for the first quarter of fiscal 2003 compared to $59.9 million for the first quarter of fiscal 2002. Revenues from mobile devices and accessories increased 38% and revenues from test and maintenance products increased 30%, while revenues from network infrastructure products decreased 8%. Network infrastructure, mobile devices and accessories and test and maintenance products accounted for approximately 36%, 39% and 25%, respectively, of revenues during the first quarter of fiscal 2003, as compared to 45%, 33% and 22%, respectively, of revenues during the first quarter of fiscal 2002. We experienced revenue growth in the dealers and resellers, and consumer market categories, partially offset by a decrease in our systems operators and international categories. Systems operators, dealers and resellers, consumer services and international users accounted for approximately 43%, 39%, 16% and 2%, respectively, of revenues during the first quarter of fiscal 2003, compared to 52%, 36%, 7% and 5%, respectively, of revenues during the first quarter of fiscal 2002.

The significant increase in revenues from mobile devices and accessories is attributed to increased volumes from an existing customer relationship. This relationship is an e-commerce, complete supply-chain relationship with a wireless service provider. We sell and deliver wireless telephones and accessories to consumers and other end-users. We purchase the telephones and accessories, accept orders, and then serialize, package and kit the telephones and accessories for delivery to the end-user.

The significant increase in test and maintenance revenues is a result of increased volumes from an existing supply chain relationship with an Original Equipment Manufacturer (OEM). We take orders from the OEM's authorized service centers for repair and replacement parts, and then we configure, kit and deliver the parts to these customers.

The decline in revenues of network infrastructure products can be attributed to the continued tight capital markets. Many of our customers are experiencing difficulty in obtaining consistent and continuing access to capital to finance their growth and, correspondingly, to finance the purchase of our products.

Our on-going ability to earn sales from customers looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer's business, the supply and demand for the product or service, and our ability to support the customer and to continually demonstrate that we can improve the way they do business. Moreover, we believe that in order to achieve our stated goal of increasing market share, we must focus on: achieving a higher share of current product categories purchased by our customers, both large and small; expanding the product categories purchased by these customers; and continuing to acquire and sell more customers, on a monthly basis.

Gross profit increased by $2.4 million, or 15%, to $18.6 million for the first quarter of fiscal 2003 compared to $16.2 million for the first quarter of fiscal 2002, due to revenue growth. The gross profit margin percent decreased to 26.9% for the first quarter of fiscal 2003 compared to 27.0% for the first quarter of fiscal 2002. Gross profit margin percent for network infrastructure increased, while mobile devices and accessories and test and maintenance products decreased. The decrease in gross profit margin percent for mobile devices and accessories and test and maintenance products was attributable to the expansion of the two relationships discussed above, both of which operate at slightly lower than historical gross profit margin percents. However, the effect of these lower margin percents was partially offset by changes in product mix and the increase in network infrastructure gross profit margin percent. We account for inventory at the lower of cost or market and, as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $1.1 million, or 7%, to $16.4 million for the first quarter of fiscal 2003 compared to $15.3 million for the first quarter of fiscal 2002. The increase in these expenses is primarily attributable to continued investment in personnel; costs related to our Vendor Symposium, a major marketing initiative intended to build a higher level of collaboration with our suppliers; and expenses related to a proposed acquisition that did not occur during the first quarter and is not likely to occur in the near future. The total expenses relating to the Vendor Symposium and proposed acquisition, which were fully expensed in this quarter, were approximately $575,000. We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation. Accordingly, we recorded a provision for bad debts of $79,300 and $233,800 for the quarters ended June 30, 2002 and July 1, 2001, respectively. Total selling, general and administrative expenses decreased as a percentage of revenues to 23.7% for the first quarter of fiscal 2003 from 25.5% for the first quarter of fiscal 2002.

Income from operations increased by $1.2 million, or 136%, to $2.2 million for the first quarter of fiscal 2003 compared to $914,200 for the first quarter of fiscal 2002. The operating income margin increased to 3.1% for the first quarter of fiscal 2003 compared to 1.5% for the first quarter of fiscal 2002.

Net interest and other expense decreased by $141,400, or 31%, to $315,900 for the first quarter of fiscal 2003 compared to $457,300 for the first quarter of fiscal 2002. This decrease is due to lower interest rates and a reduction in borrowings on our revolving credit facility, partially offset by an increase in credit card fees.

Income before provision for income taxes increased by $1.4 million or 303%, to $1.8 million for the first quarter of fiscal 2003 compared to $456,900 for the first quarter of fiscal 2002. The effective tax rates in the first quarter for fiscal years 2003 and 2002 were 38.5% and 38.0%, respectively. Net income and earnings per share (diluted) for the first quarter of fiscal 2003 increased 300% and 317%, respectively, compared to the first quarter of fiscal 2002.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

Net cash provided by operating activities was $5.7 million for the first quarter of fiscal 2003 compared to $6.4 million for the first quarter of fiscal 2002. This decrease was primarily the result of a smaller increase in accounts payable and a larger increase in accounts receivable compared to fiscal 2002, partially offset by a decrease in inventory and an increase in net income. Net cash used in investing activities increased to $1.1 million for the first quarter of fiscal 2003 compared to $813,500 for the first quarter of fiscal 2002, as a result of increased fixed asset purchases. Net cash used by financing activities was $5.1 million for the first quarter of fiscal 2003 and fiscal 2002. During the first quarter of fiscal 2003, our revolving credit facility balance decreased from $5.4 million at March 31, 2002 to $332,000 at June 30, 2002.

Our revolving credit facility with a bank provides for a maximum borrowing capacity of $30.0 million and has a term expiring in September 2003. This agreement contains certain conditions, covenants and representations, all of which were complied with as of June 30, 2002.

To minimize interest expense, our policy is to use excess available cash to pay down the balance on our revolving credit facility.


Critical Accounting Policies and Estimates
--------------------------------------------------------------------------------

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 31, 2002.

REVENUE RECOGNITION. We record revenue when product is shipped to the customer or when services are provided. Other than subscriber accessory sales relating to our private brand, Wireless Solutions(R), we offer no product warranties in excess of original equipment manufacturers' warranties. Warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for the fiscal quarters ended June 30, 2002 and July 1, 2001.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply-chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our solutions offerings continually evolve to meet the needs of our customers, and in order to assure that we properly reflect our financial performance, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is evaluated based on the above guidance and revenue is recorded on the appropriate basis.

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

INCOME TAXES. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We annually review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets, resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Summary Disclosures about Contractual Obligations and Commercial Commitments
--------------------------------------------------------------------------------

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of June 30, 2002:

                                                      PAYMENT DUE BY FISCAL YEAR ENDING
                                                      ---------------------------------
                                                                                                       2006 and
                                                Total            2003         2004         2005       thereafter
                                                -----            ----         ----         ----       ----------
Commercial bank financing .............       $6,350,000       $286,600    $4,916,800    $133,300      $1,013,300
Revolving credit facility .............          332,000        332,000            --          --              --
Operating leases ......................        2,053,600        399,300       540,500     551,400         562,400
Other commitment ......................          443,600        218,500       225,100          --              --
                                              --------------------------------------------------------------------
      Total contractual cash
        obligations....................       $9,179,200     $1,236,400    $5,682,400    $684,700      $1,575,700
                                              ====================================================================

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments. We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations.


ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders at the Company's corporate headquarters on July 25, 2002. At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company's independent public accountants. Each of these proposals was described in the Company's Definitive Proxy Statement filed with the Commission on June 21, 2002.

ELECTION OF DIRECTORS. At the meeting, the shareholders re-elected Robert B. Barnhill, Jr. and Benn R. Konsynski, Ph.D. for a three-year term expiring at the Company's 2005 Annual Meeting of Shareholders. The votes cast for Mr. Barnhill, Jr. and Mr. Konsynski were as follows:

         Robert B. Barnhill, Jr.         3,893,747   For
                                           385,719   Withheld


         Benn Konsynski, Ph.D.           4,261,047   For
                                            18,419   Withheld

John D. Beletic and Morton F. Zifferer, Jr. currently serve as directors of the Company. Their term expires at the 2003 Annual Meeting of Shareholders and until their successors are elected and qualify. Jerome C. Eppler and Dennis J. Shaughnessy also serve as directors of the Company. Their term expires at the 2004 Annual Meeting of Shareholders and until their successors are elected and qualify.

INDEPENDENT AUDITORS. At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent public accountants of the Company for the fiscal year ending March 30, 2003. The number of votes for was 4,272,666, the number of votes against or withheld was 5,375, and the number of abstentions was 1,425.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

99.1 Robert B. Barnhill, Jr., Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Robert C. Singer, Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K
    We filed current report on Form 8-K on June 4, 2002, reporting our change of auditors from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      TESSCO TECHNOLOGIES INCORPORATED




Date: August 14, 2002           By: /s/ ROBERT C. SINGER
                                    -------------------------------
                                    Robert C. Singer
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (principal financial and accounting officer)