Form 10-Q
period 2002-09-29
TESSCO TECHNOLOGIES INC
filed 2002-11-13
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24746

TESSCO TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in charter)

Delaware	52-0729657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(410) 229-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  ☒      No  ☐

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of November 7, 2002 was 4,519,867.

TESSCO TECHNOLOGIES INCORPORATED

Part I – Financial Information

Item 1 – Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	September 29, 2002	March 31, 2002
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$505,100
Trade accounts receivable, net	33,602,300	28,111,400
Product inventory	32,092,400	38,480,500
Deferred tax asset	2,231,000	2,231,000
Prepaid expenses and other current assets	1,322,200	1,745,400
Total current assets	69,247,900	71,073,400

PROPERTY AND EQUIPMENT, net	26,109,800	25,843,100
GOODWILL AND OTHER INTANGIBLE ASSETS, net	2,663,300	2,692,200
OTHER LONG-TERM ASSETS	627,700	620,600
Total assets	$98,648,700	$100,229,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$30,395,900	$28,137,500
Accrued expenses and other current liabilities	5,109,200	5,993,500
Revolving credit facility	263,000	5,408,000
Current portion of long-term debt	390,100	377,800
Total current liabilities	36,158,200	39,916,800

DEFERRED TAX LIABILITY	2,679,500	2,679,500
LONG-TERM DEBT, net of current portion	5,823,200	6,063,400
OTHER LONG-TERM LIABILITIES	797,800	762,200
Total liabilities	45,458,700	49,421,900

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,200	48,200
Additional paid-in capital	21,990,700	21,910,400
Treasury stock, at cost	(3,792,600)	(3,792,600)
Retained earnings	34,943,700	32,641,400
Total shareholders’ equity	53,190,000	50,807,400
Total liabilities and shareholders’ equity	$98,648,700	$100,229,300

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$70,375,900	$62,040,000	$139,511,000	$121,934,200
Cost of goods sold	51,611,200	45,282,600	102,181,000	88,994,300

Gross profit	18,764,700	16,757,400	37,330,000	32,939,900

Selling, general and administrative expenses	16,518,400	14,895,500	32,925,300	30,163,800

Income from operations	2,246,300	1,861,900	4,404,700	2,776,100

Interest and other expense, net	345,200	362,400	661,100	819,700

Income before provision for income taxes	1,901,100	1,499,500	3,743,600	1,956,400

Provision for income taxes	731,900	599,800	1,441,300	773,400

Net income	$1,169,200	$899,700	$2,302,300	$1,183,000

Basic earnings per share	$0.26	$0.20	$0.51	$0.26

Diluted earnings per share	$0.26	$0.20	$0.51	$0.26

Basic weighted average shares outstanding	4,512,500	4,498,700	4,510,700	4,497,400

Diluted weighted average shares outstanding	4,512,500	4,536,500	4,532,200	4,520,800

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Six Months Ended
	September 29, 2002	September 30, 2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,302,300	$1,183,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,227,600	2,251,800
Provision for bad debts	183,400	355,200
Deferred income taxes and other	28,500	32,500
Increase in trade accounts receivable	(5,674,300)	(3,490,500)
Decrease in product inventory	6,388,100	12,800
Decrease in prepaid expenses and other current assets	423,200	1,101,300
Increase in trade accounts payable	2,258,400	7,947,400
(Decrease) increase in accrued expenses and other current liabilities	(884,300)	1,398,000
Net cash provided by operating activities	7,252,900	10,791,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,465,400)	(1,724,800)
Net cash used in investing activities	(2,465,400)	(1,724,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under revolving credit facility	(5,145,000)	(8,947,000)
Payments on long-term debt	(227,900)	(201,900)
Proceeds from issuance of stock	80,300	82,200
Net cash used in financing activities	(5,292,600)	(9,066,700)

Net decrease in cash and cash equivalents	(505,100)	—

CASH AND CASH EQUIVALENTS, beginning of period	505,100	—

CASH AND CASH EQUIVALENTS, end of period	$—	$—

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements
September 29, 2002

(Unaudited)

Note 1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless voice, data, messaging, tracking and Internet systems. TESSCO is in the VitalLink® position between buyers and manufacturers.  While creating Your Total Source® opportunity for its customers to improve the way business is done, TESSCO markets, sells and supports manufacturers’ products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base.  Approximately 95% of the Company’s sales are made to customers in the United States.  Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2002.

Note 2.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Six Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Basic weighted average common shares outstanding	4,512,500	4,498,700	4,510,700	4,497,400
Effect of dilutive common equivalent shares	—	37,800	21,500	23,400
Diluted weighted average shares outstanding	4,512,500	4,536,500	4,532,200	4,520,800

No common equivalent shares related to options outstanding as of September 29, 2002 were included in the computation of diluted earnings per share because the exercise prices of each outstanding option was greater than the average market price of the common shares and, therefore, the effect of including such shares would have been antidilutive.

Note 3.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (“FAS”) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets.  FAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.  FAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets.  FAS No. 142 also establishes a new method of testing goodwill and intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of FAS No. 142 resulted in discontinuation of amortization of our goodwill commencing April 1, 2002; however, we are required to test goodwill and intangible assets for impairment under the new standard during fiscal 2003.

The following table presents the impact of FAS No. 142 on net income and earnings per share had FAS No. 142 been in effect for the periods ended September 30, 2001:

	Three Months Ended		Six Months Ended
	Sept 29, 2002	Sept 30, 2001	Sept 29, 2002	Sept 30, 2001

Reported net income	$1,169,200	$899,700	$2,302,300	$1,183,000
Add: Goodwill amortization	—	40,100	—	81,600
Adjusted net income	$1,169,200	$939,800	$2,302,300	$1,264,600

Basic earnings per share:
Reported net income	$0.26	$0.20	$0.51	$0.26
Add: Goodwill amortization	—	0.01	—	0.02
Adjusted net income	$0.26	$0.21	$0.51	$0.28

Diluted earnings per share
Reported net income	$0.26	$0.20	$0.51	$0.26
Add: Goodwill amortization	—	0.01	—	0.02
Adjusted net income	$0.26	$0.21	$0.51	$0.28

In August 2001, FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121 and ABP Opinion No. 30.   This statement retains the fundamental provisions of Statement 121 that requires testing of long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets.  The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets.  Any loss resulting from the write-down of the assets will be recognized in income from continuing operations.  Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  Adoption of this statement had no impact on the financial statements.

Note 4.  Related Party Transaction

The loan guarantee discussed in previous filings by the Company on behalf of its chief executive officer is no longer in effect.

Note 5.  Subsequent Event

On October 12, 2002, a publicly-maintained water system, located 60 feet from the side of the Company's Global Logistics Center, malfunctioned causing water to break through the stone and cinderblock wall of the building.   The force of the water severely damaged the central network operating center and the entire 180,000 square-foot facility flooded with 10 to 24 inches of water.  All 50,000 square feet of office space will require almost complete reconstruction.   The central voice, data and Internet system equipment, has been temporarily rebuilt in other facilities but will require total replacement. Inventory was essentially unharmed, and the distribution center was operable within a short period of time after the flooding.

Order delivery resumed Monday, October 14, and sales and administrative functions and voice and data operations were immediately diverted to the Company's other Maryland and Nevada facilities. Customer service and order taking resumed with impaired telephone, e-commerce and operating processes.  The Company has begun relocating the 300 displaced office team members into new temporary leased space.  In order to meet customer service and delivery commitments, and to ensure business continuity, extraordinary expenses, including compensation, overtime and expedited freight charges are being incurred. The Company feels that, despite delivering all received orders, the level of new business has been and continues to be negatively impacted by this event.  Damage assessment, including revenue and earnings impact, is on-going and will not be completely known for some time.  Although minimal deductibles will be absorbed, the Company believes that insurance proceeds will be adequate to cover its financial loss.   An initial advance has been received from the insurance carrier and regular communications are continuing with the carrier regarding the timing of future payments.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 31, 2002.

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Revenues increased by $8.3 million, or 13%, to $70.4 million for the second quarter of fiscal 2003 compared to $62.0 million for the second quarter of fiscal 2002.  Revenues from mobile devices and accessories increased 54%, partially offset by a 7% decrease in revenues from network infrastructure products and a 2% decrease in revenues from test and maintenance products.  Network infrastructure, mobile devices and accessories and test and maintenance products accounted for approximately 36%, 43% and 21%, respectively, of revenues during the second quarter of fiscal 2003, as compared to 44%, 31% and 25%, respectively, of revenues during the second quarter of fiscal 2002.  We experienced revenue growth in the dealers and resellers and in the consumer market categories, partially offset by a revenue decrease in our systems operators and international categories.  Systems operators, dealers and resellers, consumer services and international users accounted for approximately 41%, 36%, 20% and 3%, respectively, of revenues during the second quarter of fiscal 2003, compared to 51%, 39%, 6% and 4%, respectively, of revenues during the second quarter of fiscal 2002.

The significant increase in revenues from mobile devices and accessories is attributed to increased volumes from an ongoing vendor relationship.  This relationship is an e-commerce, complete supply-chain relationship with a wireless service provider.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.

The decline in revenues of network infrastructure products can be attributed to the tight capital markets. Many of our customers are experiencing difficulty in obtaining consistent and continuing access to capital, thus resulting in decreased capital expenditures and delayed deployment of new technologies and, correspondingly, reduced purchases of our products.

The minor decrease in test and maintenance revenues is a result of reduced sales of high-value test equipment mostly offset by an increase in revenues from repair and replacement parts sales derived from an ongoing supply chain relationship with an Original Equipment Manufacturer (OEM).  We take orders from the OEM’s authorized service centers for repair and replacement parts, and then we configure, kit and deliver the parts to these customers.  The decline in sales of the high-value test equipment can also be attributed to the difficulties described in the above paragraph.

Our on-going ability to earn revenues from customers looking to us for product and supply chain solutions is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each relationship often differ.  Among these factors are the strength of the customer’s business, the supply and demand for the product or service, and our ability to support the customer and to continually demonstrate that we can improve the way they do business.  Moreover, we believe that in order to achieve our stated goal of increasing market share, we must focus on: achieving a higher share of current product categories purchased by our customers, both large and small; expand the product categories purchased by these customers; and, continue to acquire and sell more customers, on a monthly basis.

Gross profit increased by $2.0 million, or 12%, to $18.8 million for the second quarter of fiscal 2003 compared to $16.8 million for the second quarter of fiscal 2002, due to revenue growth.  Gross profit margin percent decreased to 26.7% for the second quarter of fiscal 2003 compared to 27.0% for the second quarter of fiscal 2002.  Gross profit margin percent for network infrastructure products increased, while the gross profit margin percents for mobile devices and accessories and test and maintenance products decreased.  This was attributable to the expansion of the two supply chain relationships discussed above, both of which operate at slightly lower than historical gross profit margin percents.  However, the effect of these lower margin percents was partially offset by changes in product mix and the increase in network infrastructure gross profit margin percent.  Also, we account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $1.6 million, or 11%, to $16.5 million for the second quarter of fiscal 2003 compared to $14.9 million for the second quarter of fiscal 2002. The increase in these expenses is primarily attributable to continued investment in personnel as well as increased fulfillment costs, partially offset by the discontinuance of goodwill amortization (See Note 3). The increase in fulfillment costs is driven largely by an increase in the volume of deliveries to consumers related to the above referenced e-commerce, complete supply-chain relationship with a wireless service provider.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $104,100 and $121,400 for the quarters ended September 29, 2002 and September 30, 2001, respectively.  Total selling, general and administrative expenses decreased as a percentage of revenues to 23.5% for the second quarter of fiscal 2003 from 24.0% for the second quarter of fiscal 2002.

Income from operations increased by $384,400 or 21%, to $2.2 million for the second quarter of fiscal 2003 compared to $1.9 million for the second quarter of fiscal 2002.  The operating income margin increased to 3.2% for the second quarter of fiscal 2003 compared to 3.0% for the second quarter of fiscal 2002.

Net interest and other expense decreased by $17,200, or 5%, to $345,200 for the second quarter of fiscal 2003 compared to $362,400 for the second quarter of fiscal 2002.  This decrease is due to lower interest rates and a reduction in borrowings on our revolving credit facility, partially offset by an increase in credit card fees driven by increased consumer sales.

Income before provision for income taxes increased by $401,600 or 27%, to $1.9 million for the second quarter of fiscal 2003 compared to $1.5 million for the second quarter of fiscal 2002.  The effective tax rates in the second quarter for fiscal years 2003 and 2002 were 38.5% and 40.0%, respectively.  The effective tax rate for the quarter decreased due to minor changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors.  Net income and earnings per share (diluted) for the second quarter of fiscal 2003 both increased 30%, compared to the second quarter of fiscal 2002.

First Six Months of Fiscal 2003 Compared to First Six Months of Fiscal 2002

Revenues increased by $17.6 million, or 14%, to $139.5 million for the first six months of fiscal 2003 compared to $121.9 million for the first six months of fiscal 2002. Revenues from mobile devices and accessories increased 45% and revenues from test and maintenance products increased 13%, partially offset by a 7% decrease in revenues from network infrastructure products. Network infrastructure, mobile devices and accessories, and test and maintenance products and services accounted for approximately 36%, 41% and 23%, respectively, of revenues during the first six months of fiscal 2003 as compared to 45%, 32% and 23%, respectively, during the first six months of fiscal 2002.  We experienced revenue growth in the dealers and resellers and consumer market categories, partially offset by a decrease in revenues from our systems operators and international categories.  System operators, resellers, consumer services and international users accounted for approximately 42%, 38%, 18% and 2%, respectively, of revenues during the first six months of fiscal 2003 as compared to 52%, 37%, 7% and 4%, respectively, of revenues during the first six months of fiscal 2002.

The significant increase in revenues from mobile devices and accessories is attributed to increased volumes from the e-commerce, complete supply-chain relationship with a wireless service provider discussed above in our analysis of second quarter results.

The increase in test and maintenance revenues is a result of increased volumes from the ongoing repair and replacement parts supply chain relationship with an Original Equipment Manufacturer (OEM) partially offset by reduced sales of high-value test equipment attributable to the continued tight capital markets.  This relationship and the impact of the tight capital markets is discussed above in our analysis of second quarter results.  This capital market tightness also bears responsibility for the decrease in revenues from network infrastructure products over the six-month period.

As more fully detailed in our discussion of second quarter results above, our on-going ability to earn revenues from customers looking to us for product and supply chain solutions is dependent upon a number of factors.

Gross profit increased by $4.4 million, or 13%, to $37.3 million for the first six months of fiscal 2003 compared to $32.9 million for the first six months of fiscal 2002 due to revenue growth. The gross profit margin percent decreased to 26.8% for the first six months of fiscal 2003 compared to 27.0% for the first six months of fiscal 2002.  Gross profit margin percent for network infrastructure products increased, while mobile devices and accessories and test and maintenance products decreased.   The decrease in gross profit margin percent for mobile devices and accessories and test and maintenance products was attributable to the expansion of the two relationships discussed above, both of which operate at slightly lower than historical gross profit margin percents.  However, the effect of these lower margin percents was partially offset by changes in product mix and the increase in network infrastructure gross profit margin percent.  We account for inventory at the lower of cost or market, and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $2.8 million, or 9%, to $32.9 million for the first six months of fiscal 2003 compared to $30.2 million for the first six months of fiscal 2002. The increase in these expenses is primarily attributable to continued investment in personnel; increased fulfillment costs driven by the increase in the volume of deliveries to consumers; costs related to our Vendor Symposium, a major marketing initiative intended to build a higher level of collaboration with our suppliers; and expenses related to a proposed acquisition that did not occur during the first quarter of fiscal 2003; partially offset by the discontinuance of goodwill amortization (See Note 3).  Total expenses of approximately $575,000 related to the Vendor Symposium held in June 2002 and the proposed but not completed acquisition transaction were expensed during the first quarter of fiscal 2003.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $183,400 and $355,200 for the six months ended September 29, 2002 and September 30, 2001, respectively.  Total selling, general and administrative expenses decreased as a percentage of revenues to 23.6% for the first six months of fiscal 2003 from 24.7% for the first six months of fiscal 2002.

Income from operations increased by $1.6 million, or 59%, to $4.4 million for the first six months of fiscal 2003 compared to $2.8 million for the first six months of fiscal 2002.  The operating income margin increased to 3.2% for the first six months of fiscal 2003 compared to 2.3% for the first six months of fiscal 2002.

Net interest and other expense decreased by $158,600, or 19%, to $661,100 for the first six months of fiscal 2003 compared to $819,700 for the first six months of fiscal 2002.  This decrease is due to decreased levels of borrowing under our revolving credit facility and lower interest rates, partially offset by increased credit card fees due to increased sales to consumers.

Income before provision for income taxes increased $1.8 million or 91% to $3.7 million for the first six months of fiscal 2003 compared to $2.0 million for the first six months of fiscal 2002.  The effective tax rate for fiscal 2003 and 2002 was 38.5% and 39.5%, respectively.  The effective tax rate for the six-month period decreased due to minor changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors.  Net income and earnings per share (diluted) for the first six months of fiscal 2003 increased 95% and 96%, respectively, compared to the first six months of fiscal 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.3 million for the first six months of fiscal 2003, compared to $10.8 million for the first six months of fiscal 2002. This decrease was primarily the result of larger increase in accounts receivable and a smaller increase in accounts payable compared to fiscal 2002, partially offset by a large decrease in inventory and an increase in net income.  Net cash used in investing activities increased to $2.5 million for the first six months of fiscal 2003 compared to $1.7 million for the first six months of fiscal 2002, due to increased acquisitions of property and equipment.  Net cash used by financing activities was $5.3 million for the first six months of fiscal 2003 compared to $9.1 for the first six months of fiscal 2002.  This decrease is primarily the result of lower net repayments under our revolving credit facility during the first six months of fiscal 2003.

During the six-month period ended September 29, 2002, our revolving credit facility balance decreased from $5.4 million at March 31, 2002 to $263,000 at September 29, 2002.

Our revolving credit facility with a bank provides for a maximum borrowing capacity of $30.0 million and has a term expiring in September 2003. This agreement contains certain conditions, covenants and representations, all of which were complied with as of September 29, 2002.

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

Revenue Recognition.  We record revenue when product is shipped to the customer or when services are provided. Other than subscriber accessory sales relating to our private brand, Wireless Solutions®, we offer no product warranties in excess of original equipment manufacturers’ warranties. Warranty expense is estimated and accrued at the time of sale.  Warranty expense was immaterial for the first six months of fiscal years 2003 and 2002.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply-chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of September 29, 2002:

	Payment Due by Fiscal Year Ending
	Total	2003	2004	2005	2006 and thereafter

Commercial bank financing	$6,213,300	$149,900	$4,916,800	$133,300	$1,013,300
Revolving credit facility	263,000	263,000	—	—	—
Operating leases	1,919,200	264,900	540,500	551,400	562,400
Other commitment	443,600	218,500	225,100	—	—

Total contractual cash obligations	$8,839,100	$896,300	$5,682,400	$684,700	$1,575,700

Forward-Looking Statements

This Report contains a number of forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. Our future results of operations and other forward–looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward–looking statement. Such factors include, but are not limited to, the following: our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on our net profits; economic conditions that may impact customers’ ability to fund purchases of our products and services; the possibility that unforeseen events could impair our ability to service customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

We have not used derivative financial instruments.  We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 4 – Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Our chief executive officer and chief financial officer have reviewed this system of disclosure controls and procedures within 90 days of the filing date of this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure.  There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of management’s review.

Part II – Other Information

Item 1 – Legal Proceedings

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

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The information regarding the submission of matters to a vote of security holders, set forth on page 12 of the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2002, filed August 14, 2002, is incorporated herein by reference.

Item 5 – Other Information

During the late evening hours of Saturday, October 12, a publicly-maintained water system, located 60 feet from the side of our Global Logistics Center, malfunctioned causing water to break through the stone and cinderblock wall of the building.   The tremendous force of the water severely damaged the central network operating center and the entire 180,000 square-foot facility flooded with 10 to 24 inches of water.  All 50,000 square feet of office space will require almost complete reconstruction.   The central voice, data and Internet system equipment, has been temporarily rebuilt in other facilities but will require total replacement. Inventory was essentially unharmed, and our distribution center was operable within a short period of time after the flooding.

Despite the damage and disruption, order delivery resumed Monday, October 14, less than 32 hours from the event.  Sales and administrative functions and voice and data operations were immediately diverted to our other Maryland and Nevada facilities.   Customer service and order taking resumed with impaired telephone, e-commerce and operating processes.  Beginning November 9, just 28 days from the occurrence, relocation of the 300 displaced office team members began into new temporary leased space. Communications, technology and operational systems continue to improve hourly.  In order to meet customer service and delivery commitments, and to ensure business continuity, extraordinary expenses, including compensation, overtime and expedited freight charges are being incurred. The Company feels that, despite delivering all received orders, the level of new business has been and continues to be negatively impacted by this event.  Damage assessment, including revenue and earnings impact, is on-going and will not be completely known for some time.  Although minimal deductibles will be absorbed, the Company believes that insurance proceeds will be adequate to cover our financial loss.   An initial advance has been received from the insurance carrier and regular communications are continuing with the carrier regarding the timing of future payments.

Item 6 – Exhibits and Reports on Form 8-K

EXHIBITS:

22.

Page 12 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed by the Registrant with the United States Securities and Exchange Commission on August 14, 2002 (incorporated by reference).

99.1	Robert B. Barnhill, Jr., Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Robert C. Singer, Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) REPORTS ON FORM 8-K

None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date: November 13, 2002	By:	/s/ Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

CERTIFICATIONS

I, Robert B. Barnhill, Jr., Chairman, President and Chief Executive Officer of Tessco Technologies Incorporated, certify that:

1)             I have reviewed this quarterly report on Form 10-Q of TESSCO Technologies Incorporated (the “registrant”);

2)             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

	By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr.
Chairman, President and Chief Executive Officer

I, Robert C. Singer, Senior Vice President and Chief Financial Officer of Tessco Technologies Incorporated, certify that:

1)             I have reviewed this quarterly report on Form 10-Q of TESSCO Technologies Incorporated (the “registrant”);

2)             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

	By:	/s/ Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial Officer