Form 10-Q
period 2002-12-29
TESSCO TECHNOLOGIES INC
filed 2003-02-12
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

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

Yes  ☒                                  No  ☐

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of February 7, 2003 was 4,525,282.

TESSCO TECHNOLOGIES INCORPORATED

Part I – Financial Information

Item 1 – Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	December 29, 2002	March 31, 2002
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$225,200	$505,100
Trade accounts receivable, net	30,474,500	28,111,400
Insurance receivable	7,609,500	—
Product inventory	30,675,600	38,480,500
Deferred tax asset	2,231,000	2,231,000
Prepaid expenses and other current assets	2,654,100	1,745,400
Total current assets	73,869,900	71,073,400

PROPERTY AND EQUIPMENT, net	21,830,400	25,843,100
GOODWILL AND OTHER INTANGIBLE ASSETS, net	2,648,600	2,692,200
OTHER LONG-TERM ASSETS	652,200	620,600
Total assets	$99,001,100	$100,229,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$31,620,700	$28,137,500
Accrued expenses and other current liabilities	4,179,200	5,993,500
Revolving credit facility	—	5,408,000
Current portion of long-term debt	396,300	377,800
Total current liabilities	36,196,200	39,916,800

DEFERRED TAX LIABILITY	2,679,500	2,679,500
LONG-TERM DEBT, net of current portion	5,750,000	6,063,400
OTHER LONG-TERM LIABILITIES	850,900	762,200
Total liabilities	45,476,600	49,421,900

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,300	48,200
Additional paid-in capital	22,013,700	21,910,400
Treasury stock, at cost	(3,792,600)	(3,792,600)
Retained earnings	35,255,100	32,641,400
Total shareholders’ equity	53,524,500	50,807,400
Total liabilities and shareholders’ equity	$99,001,100	$100,229,300

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$65,010,300	$65,025,100	$204,521,300	$186,959,300
Cost of goods sold	48,639,200	47,056,400	150,820,100	136,050,700

Gross profit	16,371,100	17,968,700	53,701,200	50,908,600

Selling, general and administrative expenses	15,545,200	15,344,000	48,470,500	45,507,800

Income from operations	825,900	2,624,700	5,230,700	5,400,800

Interest and other expense, net	319,600	339,900	980,800	1,159,600

Income before provision for income taxes	506,300	2,284,800	4,249,900	4,241,200

Provision for income taxes	194,900	913,900	1,636,200	1,687,300

Net income	$311,400	$1,370,900	$2,613,700	$2,553,900

Basic earnings per share	$0.07	$0.30	$0.58	$0.57

Diluted earnings per share	$0.07	$0.30	$0.58	$0.56

Basic weighted average shares outstanding	4,516,700	4,502,800	4,512,700	4,508,000

Diluted weighted average shares outstanding	4,516,700	4,587,200	4,527,000	4,553,400

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 29, 2002	December 30, 2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,613,700	$2,553,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,089,400	3,379,800
Provision for bad debts	287,900	650,300
Deferred income taxes and other	57,100	123,000
Increase in trade accounts receivable	(2,651,000)	(4,129,100)
Decrease (increase) in product inventory	7,804,900	(7,242,800)
(Increase) decrease in prepaid expenses and other current assets	(2,241,400)	1,016,300
Increase in trade accounts payable	2,243,700	11,776,300
(Decrease) increase in accrued expenses and other current liabilities	(1,814,300)	2,016,900
Net cash provided by operating activities	9,390,000	10,144,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,070,400)	(3,248,900)
Net cash used in investing activities	(4,070,400)	(3,248,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under revolving credit facility	(5,408,000)	(6,731,000)
Payments on long-term debt	(294,900)	(263,800)
Proceeds from issuance of stock	103,400	99,100
Net cash used in financing activities	(5,599,500)	(6,895,700)

Net decrease in cash and cash equivalents	(279,900)	—

CASH AND CASH EQUIVALENTS, beginning of period	505,100	—

CASH AND CASH EQUIVALENTS, end of period	$225,200	$—

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

December 29, 2002

(Unaudited)

Note 1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless voice, data, messaging, tracking and Internet systems. TESSCO is in the Vital Link® position between buyers and manufacturers.  While creating Your Total Source® opportunity for its customers to improve the way business is done, TESSCO markets, sells and supports manufacturers’ products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base.  Over 95% of the Company’s sales are made to customers in the United States.  Although the Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry; therefore, the Company reports operating results as one reportable segment.

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations, financial position and cash flows presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2002.

Note 2.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Nine Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Basic weighted average common shares outstanding	4,516,700	4,502,800	4,512,700	4,508,000
Effect of dilutive common equivalent shares	—	84,400	14,300	45,400
Diluted weighted average shares outstanding	4,516,700	4,587,200	4,527,000	4,553,400

No common equivalent shares related to options outstanding as of December 29, 2002 were included in the computation of diluted earnings per share because the exercise prices of each outstanding option was greater than the average market price of the common shares and, therefore, the effect of including such shares would have been antidilutive.

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

The following table presents the impact of FAS No. 142 on net income and earnings per share had FAS No. 142 been in effect for the periods ended December 29, 2002 and December 30, 2001:

	Fiscal Quarters Ended		Nine Month Ended
	Dec 29, 2002	Dec 30, 2001	Dec 29, 2002	Dec 30, 2001

Reported net income	$311,400	$1,370,900	$2,613,700	$2,553,900
Add: Goodwill amortization	—	40,100	—	121,700
Adjusted net income	$311,400	$1,411,000	$2,613,700	$2,675,600

Basic Earnings per share
Reported net income	$0.07	$0.30	$0.58	$0.57
Add: Goodwill amortization	—	0.01	—	0.02
Adjusted net income	$0.07	$0.31	$0.58	$0.59

Diluted earnings per share
Reported net income	$0.07	$0.30	$0.58	$0.56
Add: Goodwill amortization	—	0.01	—	0.03
Adjusted net income	$0.07	$0.31	$0.58	$0.59

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

Note 4.  Events of October 12, 2002 and the Related Insurance Receivable

On Saturday, October 12, 2002 a publicly-maintained water system, located 60 feet from the side of the Company’s Global Logistics Center, malfunctioned causing water to break through the stone and cinderblock wall of the building. The force of the water severely damaged the central network operating center and the entire 180,000 square-foot facility flooded with 10 to 24 inches of water. All 50,000 square feet of office space will require almost complete reconstruction. The central voice, data and Internet system equipment, has been temporarily rebuilt in other facilities but will require total replacement. Inventory was essentially unharmed, and the Company’s distribution center was operable within a short period of time after the flooding.

Despite the damage and disruption, order delivery resumed Monday, October 14 for those orders the Company was able to receive. Sales and administrative functions and voice and data operations were immediately diverted to the Company’s other Maryland and Nevada facilities.  Customer service and order taking resumed with impaired telephone, e-commerce and operating processes. In order to meet customer service and delivery commitments, and to ensure business continuity, significant disaster recovery expenses, including immediate facility remediation expenses, compensation, overtime, expedited freight charges, access to temporary computer equipment as well as a temporary network operating center and rent expense for temporary office space were and continue to be incurred.

The Company has recorded a $7.6 million insurance receivable on its Balance Sheet associated with disaster-related expenses, net of insurance advances.  The components of this receivable are: $7.6 million of disaster related expenses discussed above; plus $5.0 million representing the book value of assets destroyed in the disaster; less insurance advances from the Company’s insurance carrier of $5.0 million as of December 29, 2002.  Subsequent to the balance sheet date, disaster recovery expenses continue to be incurred and paid by the Company, and in January, the Company received an additional $2.5 million in insurance advances.  The Company continues to believe that insurance proceeds less minimal deductibles will be adequate to cover financial loss.

On November 9, the Company began relocating the 300 displaced office team members.  As part of the relocation effort, the Company entered into a sublease, expiring May 31, 2004, for temporary office space.  The monthly rental fee is approximately $44,000 and, on or before April 1, 2003, when additional space is made available by the sublessor, will increase to approximately $115,000 per month.  The Company expects that insurance proceeds less minimal deductibles will cover the costs of this sublease and all other out-of-pocket relocation costs.

The Company intends to file a business interruption insurance claim to recover lost profits caused by the disaster.  Because the timing and amount of proceeds from future business interruption insurance claims is uncertain, the Company is not able to estimate or accrue an amount at this time

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 31, 2002.

Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002

Revenues were $65.0 million for the third quarter of fiscal 2003, essentially flat compared to the third quarter of fiscal 2002.  Revenues from mobile devices and accessories increased 53%, offset by a 23% decrease in revenues from network infrastructure products and a 22% decrease in revenues from test and maintenance products.  Network infrastructure, mobile devices and accessories and test and maintenance products accounted for approximately 33%, 46% and 21%, respectively, of revenues during the third quarter of fiscal 2003, as compared to 43%, 30% and 27%, respectively, of revenues during the third quarter of fiscal 2002.  We experienced revenue growth in the consumer market category, offset by revenue decreases in our systems operators, dealers and resellers and international categories.  Systems operators, dealers and resellers, consumer and international users accounted for approximately 35%, 38%, 24% and 3%, respectively, of revenues during the third quarter of fiscal 2003, compared to 48%, 40%, 7% and 5%, respectively, of revenues during the third quarter of fiscal 2002.

We believe that revenues from all categories were negatively affected by the disaster that occurred in our Global Logistics Center on October 12, 2002 (see Note 4 to the Consolidated Financial Statements).  We will be filing a business interruption claim with our insurance carrier to recover lost profits that resulted from the disaster.  Because the timing and amount of proceeds from future business interruption insurance claims is uncertain, we are not able to estimate or accrue an amount at this time.

The significant increase in revenues from mobile devices and accessories is attributed to increased volumes from an ongoing vendor relationship, partially offset by the effect of the disaster.  This relationship is an e-commerce, complete supply-chain relationship with a wireless service provider.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.

The decline in revenues of network infrastructure products can be attributed in part to the tight capital markets as well as to the disaster.  Many of our customers are experiencing difficulty in obtaining consistent and continuing access to capital, thus resulting in decreased capital expenditures and delayed deployment of new technologies and, correspondingly, reduced purchases of our products.

The decrease in revenues from test and maintenance products can be attributed in part to reduced sales of high-value test equipment, and in part to a somewhat smaller decrease in repair and replacement parts sales derived from an ongoing supply chain relationship with an Original Equipment Manufacturer (OEM).  We take orders from the OEM’s authorized service centers for repair and replacement parts, and then we configure, kit and deliver the parts to these customers.  The decline in sales of the high-value test equipment can also be attributed in part to the tight capital markets described in the above paragraph.  Sales were also affected by the disaster.

Our on-going ability to earn revenues from customers looking to us for product and supply chain solutions is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each relationship often differ.  Among these factors are the strength of the customer’s business, the supply and demand for the product or service, and our ability to support the customer and to continually demonstrate that we can improve the way they do business.  Moreover, we believe that in order to achieve our stated goal of increasing market share, we must focus on: achieving a higher share of current product categories purchased by our customers, both large and small; expand the product categories purchased by these customers; and continue to acquire and sell more customers, on a monthly basis.

Gross profit decreased by $1.6 million, or 9%, to $16.4 million for the third quarter of fiscal 2003 compared to $18.0 million for the third quarter of fiscal 2002, due to changing product mix as well as the disaster discussed above.  Gross profit margin percent decreased to 25.2% for the third quarter of fiscal 2003 compared to 27.6% for the third quarter of fiscal 2002.  Gross profit margin percent for mobile devices and accessories decreased significantly, while gross profit margin percents for network infrastructure products and test and maintenance products increased slightly.  The decrease in mobile devices and accessories gross profit margin was attributable to growth in lower margin handset volume related to the expansion of the existing mobile devices and accessories relationship discussed above.  Also, we account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $201,200, or 1%, to $15.5 million for the third quarter of fiscal 2003 compared to $15.3 million for the third quarter of fiscal 2002. The increase in these expenses is primarily attributable to continued investment in personnel, as well as increased fulfillment and technology costs, partially offset by a discontinuance of amortization of goodwill (See Note 3 to the Consolidated Financial Statements), reduced marketing, and depreciation expenses.  During the quarter, depreciation expense decreased approximately $200,000 compared to the prior year quarter primarily as a result of discontinued depreciation of assets destroyed in the disaster.  The increase in fulfillment costs is driven largely by an increase in the volume of deliveries to consumers related to the above referenced e-commerce, complete supply-chain relationship with a wireless service provider.  The increase in technology expense can be mostly attributed to increased web hosting and other e-commerce development expenses in connection with this same relationship.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $104,500 and $295,100 for the quarters ended December 29, 2002 and December 30, 2001, respectively.  Total selling, general and administrative expenses increased as a percentage of revenues to 23.9% for the third quarter of fiscal 2003 from 23.6% for the third quarter of fiscal 2002.

In order to meet customer service and delivery commitments, and to ensure business continuity following the disaster, significant disaster recovery expenses, including immediate facility remediation expenses, compensation, overtime, expedited freight charges, access to temporary computer equipment as well as a temporary network operating center and rent expense for temporary office space, were and continue to be incurred. We expect these costs to be covered by insurance and accordingly have recorded them as a receivable on our balance sheet (see Note 4 to the Consolidated Financial Statements).  As a result, they are not included in selling, general and administrative expenses.

Due to the decreased gross profit and increased selling, general and administrative expenses described above, income from operations decreased by $1.8 million or 69%, to $825,900 for the third quarter of fiscal 2003 compared to $2.6 million for the third quarter of fiscal 2002.  The operating income margin decreased to 1.3% for the third quarter of fiscal 2003 compared to 4.0% for the third quarter of fiscal 2002.

Net interest and other expense decreased by $20,300, or 6%, to $319,600 for the third quarter of fiscal 2003 compared to $339,900 for the third quarter of fiscal 2002.  This decrease is due to lower interest rates and a reduction in borrowings on our revolving credit facility, partially offset by an increase in credit card fees as a result of increased consumer sales.  No draws were made on the revolving credit facility during the third quarter of fiscal 2003.

Income before provision for income taxes decreased by $1.8 million or 78%, to $506,300 for the third quarter of fiscal 2003 compared to $2.3 million for the third quarter of fiscal 2002.  The effective tax rates in the third quarter for fiscal years 2003 and 2002 were 38.5% and 40.0%, respectively.  The effective tax rate for the quarter decreased due to minor changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors.  Net income and earnings per share (diluted) for the third quarter of fiscal 2003 each decreased 77% compared to the third quarter of fiscal 2002.

First Nine Months of Fiscal 2003 Compared to First Nine Months of Fiscal 2002

Revenues increased by $17.6 million, or 9%, to $204.5 million for the first nine months of fiscal 2003 compared to $187.0 million for the first nine months of fiscal 2002. Revenues from mobile devices and accessories increased 48%, partially offset by a 13% decrease in revenues from network infrastructure products. Revenues from test and maintenance products were flat over the same period from year to year. Network infrastructure, mobile devices and accessories, and test and maintenance products accounted for approximately 35%, 43% and 22%, respectively, of revenues during the first nine months of fiscal 2003 as compared to 44%, 31% and 25%, respectively, during the first nine months of fiscal 2002.  We experienced revenue growth in the dealers and resellers and consumer market categories, partially offset by a decrease in revenues from our systems operators and international categories.  System operators, dealers and resellers, consumer and international users accounted for approximately 38%, 40%, 20% and 2%, respectively, of revenues during the first nine months of fiscal 2003 as compared to 47%, 42%, 7% and 4%, respectively, of revenues during the first nine months of fiscal 2002.

As described more fully in our analysis of third quarter results, we believe third quarter and nine month revenues in all categories, and accordingly, gross profit in all categories, were negatively affected by the disaster.

The significant increase in revenues from mobile devices and accessories is attributed to increased volumes from an e-commerce, complete supply-chain relationship with a wireless service provider discussed above in our analysis of third quarter results, partially offset by the effect of the disaster.

The tight capital markets discussed above also bears some responsibility for the decrease in revenues from network infrastructure products over the nine-month period.  The disaster also affected third quarter revenues from both infrastructure and test and equipment products.

As more fully detailed above in our discussion of third quarter results above, our on-going ability to earn revenues from customers looking to us for product and supply chain solutions is dependent upon a number of factors.

Gross profit increased by $2.8 million, or 5%, to $53.7 million for the first nine months of fiscal 2003 compared to $50.9 million for the first nine months of fiscal 2002 due to revenue growth partially offset by the effect of the disaster. The gross profit margin percent decreased to 26.3% for the first nine months of fiscal 2003 compared to 27.2% for the first nine months of fiscal 2002.  Gross profit margin percents for mobile and portable devices and test and maintenance products decreased, while network infrastructure products increased.   The decrease in gross profit margin percent for mobile devices and accessories was attributable to growth in lower margin handset volume related to the expansion of the relationship discussed above.  This decrease and the slight decrease in test and maintenance margin percent were partially offset by changes in product mix and by the increase in infrastructure gross profit margin percent.  We account for inventory at the lower of cost or market, and as a result, write-offs/reserves occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $3.0 million, or 7%, to $48.5 million for the first nine months of fiscal 2003 compared to $45.5 million for the first nine months of fiscal 2002. The increase in these expenses is primarily attributable to continued investment in personnel; increased fulfillment costs driven by the increase in the volume of deliveries to consumers; costs related to our Vendor Symposium, a major marketing initiative intended to build a higher level of collaboration with our suppliers; expenses related to a proposed acquisition that did not occur during the first quarter of fiscal 2003; and increased technology costs; and were partially offset by the discontinuance of goodwill amortization (See Note 3 of the Consolidated Financial Statements) and the discontinuance of depreciation on fixed assets destroyed in the disaster discussed above, beginning during the third quarter.  Total expenses of approximately $575,000 related to both the Vendor Symposium held in June 2002 and the proposed but not completed acquisition transaction, were expensed during the first quarter of fiscal 2003.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $287,900 and $650,300 for the nine months ended December 29, 2002 and December 30, 2001, respectively.  Total selling, general and administrative expenses decreased as a percentage of revenues to 23.7% for the first nine months of fiscal 2003 from 24.3% for the first nine months of fiscal 2002.

As a result of the increased selling, general and administrative expenses described above, and partially offset by the increase in gross profit, also described above, income from operations decreased by $170,100, or 3%, to $5.2 million for the first nine months of fiscal 2003 compared to $5.4 million for the first nine months of fiscal 2002.  The operating income margin decreased to 2.6% for the first nine months of fiscal 2003 compared to 2.9% for the first nine months of fiscal 2002.

Net interest and other expense decreased by $178,800 or 15%, to $1.0 million for the first nine months of fiscal 2003 compared to $1.2 million for the first nine months of fiscal 2002.  This decrease is due to decreased levels of borrowing under our revolving credit facility and lower interest rates, partially offset by increased credit card fees due to increased sales to consumers.

Income before provision for income taxes increased $8,700, remaining at $4.2 million for the first nine months of fiscal 2003 and 2002.  The effective tax rate for fiscal 2003 and 2002 was 38.5% and 39.8%, respectively.  The effective tax rate for the nine-month period decreased due to minor changes in the relationship between non-deductible expenses and taxable income, as well as state apportionment factors.  Net income and earnings per share (diluted) for the first nine months of fiscal 2003 increased 2% and 4%, respectively, compared to the first nine months of fiscal 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.4 million for the first nine months of fiscal 2003, compared to $10.1 million for the first nine months of fiscal 2002. This decrease was primarily the result of a large decrease in inventory and a smaller increase in accounts receivable compared to fiscal 2002, partially offset by a smaller increase in accounts payable and a decrease in accrued expenses and other current liabilities as well as by an increase in prepaid expenses and other current assets.  Net cash used in investing activities increased to $4.1 million for the first nine months of fiscal 2003 compared to $3.2 million for the first nine months of fiscal 2002, due to increased acquisitions of property and equipment.  Net cash used by financing activities decreased to $5.6 million for the first nine months of fiscal 2003 compared to $6.9 for the first nine months of fiscal 2002, due to less repayments on the revolving credit facility.

During the nine-month period ended December 29, 2002, our revolving credit facility balance decreased from $5.4 million at March 31, 2002 to $0 at December 29, 2002.  During the third quarter of fiscal 2003, there were no draws on the revolving credit facility.

Our revolving credit facility with a bank provides for a maximum borrowing capacity of $30.0 million and has a term expiring in September 2003.  This agreement contains certain conditions, covenants and representations, all of which were complied with as of December 29, 2002.  We are currently in discussions to refinance this credit facility as well as our note payable with a bank, which has a balance of $4.8 million as of December 29, 2002 and is currently due June 30, 2003.

To minimize interest expense, our policy generally is to use excess available cash to pay down the balance, if any, on our revolving credit facility.

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

Revenue Recognition.  We record revenue when product is shipped to the customer or when services are provided. Other than subscriber accessory sales relating to our private brand, Wireless Solutions®, we offer no product warranties in excess of original equipment manufacturers’ warranties. Warranty expense is estimated and accrued at the time of sale.  Warranty expense was immaterial for the first nine months of fiscal years 2003 and 2002.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 29, 2002:

	Payment Due by Fiscal Year Ending
	Total	2003	2004	2005	2006 and thereafter

Commercial bank financing	$6,146,300	$82,900	$4,916,800	$133,300	$1,013,300
Revolving credit facility	—	—	—	—	—
Operating leases	1,919,300	265,000	540,500	551,400	562,400
Other commitment	225,100	—	225,100	—	—

Total contractual cash obligations	$8,290,700	$347,900	$5,682,400	$684,700	$1,575,700

We have also entered into a sublease for temporary office space to accommodate displaced employees as a result of the disaster.  This sublease expires May 31, 2004.  The monthly rental fee is approximately $44,000 and, by April 2003, will increase to $115,000 as the entire space is made available by the sublessor.  No amounts relating to this sublease are included in the above schedule as we believe these payments will be reimbursed by our insurance carrier.

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

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

EXHIBITS:

10.12

Sublease Agreement dated November 21, 2002 by and between TESSCO Technologies Incorporated and Deutsche Bank Securities Inc., for space located at 375 West Padonia Road, Timonium, Maryland (without exhibits).

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

TESSCO TECHNOLOGIES INCORPORATED

Date: February 12, 2003	By:	/s/Robert C. Singer
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

Date:  February 12, 2003

By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr.
Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Robert C. Singer, Chief Financial Officer of Tessco Technologies Incorporated, certify that:

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

5)                                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)                                      significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)                                      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003

By:	/s/ Robert C. Singer
Robert C. Singer
Chief Financial Officer