Form 10-K
period 2003-03-30
TESSCO TECHNOLOGIES INC
filed 2003-06-19
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Stock Market as of September 29, 2002, was $34,000,353.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of May 27, 2003, was 4,529,293.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders scheduled to be held July 24, 2003, are incorporated by reference into Part III.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (TESSCO, or the Company) is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless voice, data, messaging, location tracking and Internet systems.

We link customers with integrated product plus supply chain solutions configured from product choices made by world-class manufacturers.  While creating Your Total Source® opportunity for our customers to improve the way business is done, we present, market, sell, supply, and support manufacturers’ products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base.

Our operational platform, which we refer to as our Knowledge, Configuration, Delivery and Control (KCDC™) System, allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, we reincorporated as a Delaware corporation in 1987 and have been listed on the NASDAQ Stock Market (symbol: TESS) since 1994.  Today, we operate 24 hours a day, seven days a week, under ISO 9001:2000 registration.  Our Global Logistics Center and Solutions Development Center in Hunt Valley, Maryland, and Americas Logistics Center in Reno, Nevada, configure orders for complete, on-time delivery throughout the world.  The Americas Logistics Center became operational in early June 2003 and serves to extend our capabilities and presence and also provides substantial information technology redundancy to our corporate headquarters and network operating center in Hunt Valley, Maryland.  Our solution offering, consisting of over 34,000 items from over 450 manufacturers, falls within the broad categories of network infrastructure, mobile devices and accessories and installation, test and maintenance products.

We currently serve approximately 14,000 business customers and 80,000 consumers per quarter, including a diversified mix of cellular, PCS and paging carriers, wireless ISPs, fixed broadband and mobile dispatch operators, infrastructure site owners, contractors and integrators, wireless dealers, value-added resellers, retailers, self-maintained users and consumers.

Products and Services

We identify, select, present, market, sell, supply, and support products and services required to design, build, run, maintain and use a wireless system. We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $43,000 and gross profit margins ranging from less than 5% to over 90%. During fiscal 2003, we offered over 34,000 stock keeping units (SKUs), broadly classified as network infrastructure, mobile devices and accessories and installation, test and maintenance products, which accounted for approximately 33%, 44% and 23% of revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting and logistics integration. Mobile devices and accessory products include cellular telephones, pagers and two-way radios and related accessories such as replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, such as providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians.

While we principally provide manufacturer brand-name products, a variety of products, which are primarily subscriber accessory products and infrastructure accessory components, are developed and offered under a TESSCO-owned brand, Wireless Solutions®.

Our products are sold as part of integrated product plus supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control (KCDC™). Knowledge solutions include product choice comparison, with comprehensive specifications organized by product, not manufacturer, reinforced by engineering, sales and technical support staff and hands-on training programs. Configuration services are comprised of customized product kitting, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale.  Our delivery system allows the customer to select 1-, 3- or 5-day “just-in-time” delivery, to specific delivery locations. For every order, we provide a single delivery with custom packaging designed to eliminate the customer’s need for staging and warehousing. We guarantee on-time, complete and error-free delivery. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, property and usage tracking and history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow customers to return a product for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 5% of revenues in each of the past three fiscal years.

As of March 30, 2003, we offered products purchased from over 450 manufacturers. Although a substantial portion of our purchases are concentrated with a small number of vendors (approximately 42% of our fiscal 2003 revenues were generated by the sale of products purchased from our top ten vendors, with products purchased from our largest vendor generating approximately 12% of our revenue) and although we do not maintain long-term supply contracts with our vendors, we believe that, for other than those products described below, alternative sources of supply are available for many of the product types we carry.

We supply repair and replacement materials to authorized service centers for Nokia Inc. (Nokia) in the United States.  Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to approximately 800 separate and distinct service centers each month, accounted for approximately 12% of our total revenues in fiscal 2003.  This relationship is a complete supply-chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale, of these products is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers.

We purchase wireless phones that we serialize, package, kit, deliver and sell to consumers and other end-users through our affinity relationship with T-Mobile USA.  This relationship is an e-commerce, complete supply-chain relationship and, therefore, we have no alternative sources of supply and our purchases, and ultimately our resale, of these products is dependent upon the continuation of this affinity relationship with T-Mobile USA.

Customers

Our customer base consists of dealers and resellers, systems operators, consumers and international users, which accounted for approximately 39%, 36%, 22% and 3%, respectively, of fiscal 2003 revenues. All of these customers, other than consumers, share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system. Dealers and resellers sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. Our customers in this classification include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers. Systems operators are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers. Also categorized as systems operators are self-maintained users who have significant internal communications requirements and, as a result, own and operate their own two-way radio networks and service their own equipment. Self-maintained users include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Consumers place orders for wireless phones, data devices, and related accessories via telephone and the Internet through our affinity-marketing programs. Under these programs, we collaborate with our affinity-marketing clients, including OEMs, wireless carriers and dealers, to market to their customers under their brands. We act as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from our inventory and collecting payment. Our affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments. International users are generally systems operators or resellers that conduct business outside of the United States. We currently service customers in over 100 countries, although over 95% of our sales are made to customers in the United States.

Our ten largest customer relationships accounted for approximately 31% of our revenues during fiscal 2003.  Our largest customer relationship, which accounted for approximately 20% of our total revenues, is our affinity relationship with T-Mobile USA.  Under this relationship, we sell and deliver wireless phones and accessories to consumers and other end-users.  We purchase the phones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the phones and accessories for delivery to the end-user.  While the number of end-users serviced under this agreement is large (over 25,000 separate consumers and end-users per month), sales to these customers are dependent upon the continuation of the affinity relationship.

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

•                  understanding and anticipating customers’ needs and building solutions by cultivating lasting relationships;

•                  allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including the Solutions Guide, a one-of-a-kind industry resource, and TESSCO.com®, our Internet-based Solution and Transaction System;

•                  responding to what we refer to as “the moments of truth” by providing customers with sales, service and technical support, 24 hours a day, seven days a week, 365 days a year;

•                  providing customers what they need, when and where they need it by delivering integrated product and supply chain solutions; and

•                  helping customers enhance their operations by providing real-time order tracking and performance measurement.

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consist of these integrated units:

Market Development and Sales: To meet the needs of a dynamic marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on three primary markets: system operators (e.g., carrier, tower, build-to-suit contractors, Internet service providers and self-maintained users); resellers (e.g., dealers, value-added resellers and retail and mass merchants); and consumer and fulfillment services (e.g., affinity programs). This organization allows customized product offerings and value propositions to be developed for particular markets and the building of closer, long-term customer relationships.

We attempt to understand and anticipate customers’ needs and to build solutions by cultivating lasting relationships. Our customer database contains detailed information on over 142,000 existing and potential customers, including the names of key personnel, past contacts and inquiry and buying and credit histories. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers. Customer relationship representatives follow up on these customer inquiries through distribution of our knowledge tools and through phone contact, electronic communications and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products.  Scheduled calls are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship.

Solutions Development and Marketing: We actively monitor advances in technologies and industry trends, both through market research and continual customer interaction, and continue to add to our product offering as new wireless communications products and technologies are developed.

In addition to determining the product offering, our product and solutions development teams provide the technical foundation for both customers and our personnel.  The Wireless Product Knowledge System (WPKS) is continually updated to add new products and additional technical information in response to manufacturer specification changes and customer inquiries. WPKS contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products and purchase and sales histories. This information is available on a real-time basis to all of our personnel for product development, procurement, technical support, cataloging and marketing.

We utilize our WPKS to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to view us as an important source of their product requirements by providing useful and timely product and service information. These knowledge tools include: Solutions Guides, which are distributed annually to over 125,000 current and prospective buyers in approximately 50 countries; The Wireless Journal®, which is designed to introduce the reader to our capabilities and product offerings and contains information on significant industry trends and product reviews; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; TESSCO Specialty Guides, which provide in-depth, customizable product knowledge on a specific category of product; TESSCO Transmitter®, a periodic electronic customer newsletter and TESSCO.com®.

TESSCO.com®, our Internet-based Knowledge, Configuration, Delivery and Control Solution and Transaction System, features an online version of our printed Solutions Guide and a unique business-to-business transaction system, enabling customers to conduct product searches and to place customized orders for complete, on-time delivery.  Its features include:

•                  an electronic version of our printed Solutions Guide, plus vital industry-focused information;

•                  in-depth product knowledge, including illustrations, detailed specifications and application information;

•                  order reservations and order history review;

•                  real-time product availability for over 34,000 SKUs from more than 450 manufacturers of network infrastructure products, mobile devices and accessory products, as well as installation, test and maintenance products;

•                  the ability to view invoices online and customer-specific pricing, based on our tiered pricing structure, which is tied to a customer’s purchases;

•                  easy ordering capabilities, including a worksheet ordering tool which allows for the construction of a total source order; worksheets can be saved with or without protection, copied and shared;

•                  order confirmation, specifying the contents, order status, delivery date, tracking number and total cost of an order;

•                  order history review; and

•                  preconfigured base solutions that can be customized to a particular customer’s needs.

Our knowledge tools empower our customers to make better decisions by delivering product knowledge, rather than just information.  These tools also provide our manufacturers the opportunity to develop their brands and to promote their products to a broad and diverse customer base.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing our return on our inventory investment.

We use our information technology system to monitor and manage our inventory.  Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding inventory levels. As of March 30, 2003 and March 31, 2002, we had an immaterial level of backlog orders.  All backlog orders as of March 30, 2003 are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 30, 2003 and March 31, 2002, inventory write-offs were 0.2% and 0.9% of total purchases, respectively. Generally, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements.   Inventory turns for fiscal years 2003 and 2002 were 6.2 and 5.1, respectively.

Customer Support and Order Entry: The customer support teams are responsible for responding to what we refer to as “the moments of truth” by providing sales and customer support services by means of an effective and efficient transaction system. We also continually monitor our customer service performance through report cards included with each product delivery, customer surveys and regular interaction with customers. By combining our broad product offering with a commitment to superior customer service, we seek to reduce a customer’s overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer’s need to maintain high inventory levels.

Our information technology system provides detailed information on every customer account, including recent inquiries, buying and credit histories, separate buying locations within a customer and contact diaries for key personnel, as well as detailed product information, including technical, product availability and pricing information. The information technology system increases sales productivity by enabling any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and retention. The average number of commercial customers per month has increased from 8,900 in fiscal 2002 to 9,200 in fiscal 2003. An average of 22,700 consumer end-users were served per month in fiscal 2003 as compared to 13,600 in fiscal 2002.

Fulfillment and Distribution: Orders are received at our centralized customer sales support center. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials-handling system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, minimize multiple product shipments to complete an order and limit inventory duplication. Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. Orders are delivered to customers by a variety of freight line and parcel transportation carriers with whom we contract.  Delivery charges are calculated on the basis of the weight of the products ordered and on the delivery service requested, not distance to the customer. We believe that this approach, combined with our Performance and Delivery Guarantee, which emphasizes not merely prompt shipment, but on-time delivery, enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make us their total source supplier.

Information Technology: Critical to the success of our operations is our information technology system. We have made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our distribution centers. The information contained in the system is available on a real-time basis to all of our employees and is utilized in every area of our operations.

We develop, construct, maintain and host several Web sites for certain affinity partners. These sites include increased control capabilities, including partner branding, independent landing pages and URLs, product filtering and purchase authorization limits that allow us to seamlessly interact with the customer, fulfill online orders and provide required information to these affinity partners. We have been successful to date in pursuing a highly integrated, technologically advanced and efficient method of operations; however, disruption to our day-to-day operations, including failure of our information technology system, distribution system, or freight carrier interruption, could impair our ability to receive and process orders or to ship product in a timely and cost-efficient manner.

Employees

As of March 30, 2003, we had 556 full-time equivalent employees. Of our full-time equivalent employees, 256 were engaged in customer and vendor service, marketing, sales and product management, 227 were engaged in fulfillment and distribution operations and 73 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Competition

The emerging wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Sprint North Supply, Anixter, Westcon, Comstor, Tech Data, Ingram Micro and Wincomm, as well as numerous regional distributors including Talley Communications. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, including those with T-Mobile USA and Nokia, are typically of limited duration and are terminable by either party upon several months notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with more than 450 manufacturers provide us with a significant competitive advantage over new entrants to the market. Some of our current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities than us. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

Continuing changes in the wireless communications industry, including risks associated with conflicting technology, changes in technology and inventory obsolescence, could adversely affect future operating results. In addition, we view the rapid expansion of Internet technology as a positive business opportunity; however, this technology and evolving Internet business models could also present additional competitive pressures and challenges.

We believe that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered and total procurement costs to the customer. We believe that we compete favorably with respect to each of these factors. In particular, we believe we differentiate ourselves from our competitors based on the breadth of our product offering, our ability to quickly provide products and supply chain solutions in response to customer demand and technological advances, the level of our customer service and the reliability of our order fulfillment process.

Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, service marks, confidentiality agreements, trade secret protection and, if and when appropriate, patent protection. Thus far, we have generally sought to protect our intellectual property, including our product data and information, customer information and information technology systems, through trademark filings and nondisclosure, confidentiality and trade secret agreements. We typically require our employees, consultants and others having access to our technology to sign confidentiality and nondisclosure agreements. There can be no assurance that these confidentiality and nondisclosure agreements will be honored, or whether they can be fully enforced, or that other entities may not independently develop systems, technologies or information similar to that on which we rely.

We maintain a number of trade names and registered trademarks in connection with our business activities, including “TESSCO®,” “TESSCO.com®,” “Your Total Source®,” “The Wireless Journal®,” “Wireless Solutions®,” “TESSCO Technologies®,” “TESSCO® Service Solutions,” “The Vital Link®,” “Transmitter®,” “TESSCO Magic®,” “Wireless Rent®,” “Tech Net®,” “Techdirect®,” “A Simple Way of Doing Business Better®” and “Power Tower®.” Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

Although we currently hold no patents, we intend, if and when appropriate, to seek patent protection for patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to our business, and as a result, our business may be adversely affected. In response to patents of others, we may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design our systems around the patents of others.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility located north of Baltimore in Hunt Valley, Maryland. Certain long-term debt is secured by the Hunt Valley property, as described in Note 8 to the Consolidated Financial Statements. As of April 1, 2001, we entered into a lease expiring March 2006, for an additional 65,000 square feet of space adjacent to the Global Logistics Center in Hunt Valley, Maryland, to house our Solutions Development Center (SDC).  New product and service solutions are developed at the SDC. West Coast sales and fulfillment are currently facilitated by our 15,000 square-foot Reno, Nevada Distribution Center (RDC) and by our new Americas Logistics Center (ALC), also located in Reno.  We lease the RDC pursuant to a lease which expired June 2001, but which has been extended on a month-to-month basis.  On March 19, 2002, we acquired the ALC, a 115,000 square-foot distribution and office facility situated on 17 acres of land.  The ALC became operational in June 2003 and is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC and allow for future growth of staffing and increased fulfillment capabilities. We expect to terminate the lease for the RDC shortly after all West Coast operations have been relocated to the ALC.  We also entered into a sublease for approximately 84,000 square-feet of temporary office space to accommodate displaced employees as a result of the disaster described in Note 3 of the Consolidated Financial Statements.  This sublease expires May 31, 2004, and the monthly rental fee is approximately $115,000.

Item 3. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 4A. Executive Officers of the Registrant.

Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	59	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is chairman, president and chief executive officer and founded the business in 1982.

Robert C. Singer	47	Senior Vice President and Chief Financial Officer

Robert C. Singer joined the Company in October 1999 as senior vice president and chief financial officer. Previously, he was vice president and chief financial officer of the Global Industrial Group of McCormick & Company, Inc.

Christina M. Corner	41	Senior Vice President of Solutions Development and Marketing – Mobile Devices and Accessories Line of Business

Christina M. Corner joined the Company in 2002 and has served as senior vice president of mobile devices and accessories line of business since April 2003. Prior to that date, Ms. Corner served as vice president of development and marketing for mobile and portable products. Prior to joining the Company, Ms. Corner was senior vice president of sales and customer service with Simplexity.

Gerald T. Garland	52	Senior Vice President of Solutions Development and Marketing – Network Infrastructure Line of Business

Gerald T. Garland rejoined the Company in April 2003 as senior vice president of network infrastructure line of business.  Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Richard A. Guipe	53	Senior Vice President of Sales and Market Development

Richard A. Guipe joined the Company in June 1996 and has served as senior vice president of sales and market development since January 2000. Prior to that date, Mr. Guipe served in several executive positions with the Company. Prior to joining the Company, he served as a vice president for the Heliax Products Division of Andrew Corporation.

Douglas A. Rein	43	Senior Vice President of Fulfillment and Operations

Douglas A. Rein joined the Company in July 1999 as senior vice president of fulfillment and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Mary Lynn Schwartz	47	Senior Vice President, Chief Administrative Officer and Corporate Secretary

Mary Lynn Schwartz rejoined the Company in November 1997 and has served as senior vice president, chief administrative officer and corporate secretary since January 2000. Prior to that date, Ms. Schwartz served in several executive positions with the Company. Between 1992 and 1997, she owned and managed a local public accounting and management consulting practice. She served as the Company’s chief financial officer from 1988 to 1992.

Randolph S. Wilgis	39	Senior Vice President of Solutions Development and Marketing – Installation, Test and Maintenance Line of Business

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock has been publicly traded on the NASDAQ Stock Market since September 28, 1994, under the symbol “TESS.” The quarterly range of prices per share during fiscal years 2002 and 2003 are as follows:

	High	Low

Fiscal 2002
First Quarter	$14.38	$11.35
Second Quarter	16.00	10.64
Third Quarter	17.85	13.25
Fourth Quarter	18.85	13.11

Fiscal 2003
First Quarter	$16.44	$8.04
Second Quarter	12.93	9.40
Third Quarter	11.24	7.77
Fourth Quarter	9.91	7.04

As of March 30, 2003, the number of shareholders of record of the Company was 57. We estimate that the number of beneficial owners as of that date was 2,700.

We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. Our revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 30, 2003	March 31, 2002	April 1, 2001	March 26, 2000	March 28, 1999
Statement of Income Data
Revenues	$273,913,400	$248,915,100	$258,769,800	$196,830,300	$160,582,200
Cost of goods sold	202,598,700	180,432,600	188,271,200	142,523,000	118,535,300
Gross profit	71,314,700	68,482,500	70,498,600	54,307,300	42,046,900
Selling, general and administrative expenses	66,264,800	60,596,500	59,953,000	44,027,400	36,793,500
Benefit from insurance proceeds	(1,212,500)	—	—	—	—
Asset impairment and restructuring charge	—	—	—	—	831,000
Income from operations	6,262,400	7,886,000	10,545,600	10,279,900	4,422,400
Interest and other expense, net	1,303,600	1,496,100	2,039,100	1,340,300	1,240,800
Income before provision for income taxes	4,958,800	6,389,900	8,506,500	8,939,600	3,181,600
Provision for income taxes	1,910,200	2,484,000	3,232,500	3,397,000	1,209,200
Net income	$3,048,600	$3,905,900	$5,274,000	$5,542,600	$1,972,400
Diluted earnings per share	$0.67	$0.85	$1.13	$1.20	$0.43
Diluted weighted average shares outstanding	4,525,600	4,575,900	4,682,600	4,599,500	4,600,100

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.0	72.5	72.8	72.4	73.8
Gross profit	26.0	27.5	27.2	27.6	26.2
Selling, general and administrative expenses	24.2	24.3	23.2	22.4	22.9
Benefit from insurance proceeds	(0.4)	—	—	—	—
Asset impairment and restructuring charge	—	—	—	—	0.5
Income from operations	2.3	3.2	4.1	5.2	2.8
Interest and other expense, net	0.5	0.6	0.8	0.7	0.8
Income before provision for income taxes	1.8	2.6	3.3	4.5	2.0
Provision for income taxes	0.7	1.0	1.2	1.7	0.8
Net income	1.1%	1.6%	2.0%	2.8%	1.2%

SELECTED OPERATING DATA
Average commercial buyers per month	9,200	8,900	8,700	8,000	7,500
Average consumer buyers per month	22,700	13,600	15,600	14,100	12,200
Total orders shipped	1,034,000	772,000	760,000	645,000	426,500
Revenues per employee	$492,700	$471,400	$493,800	$507,300	$462,100

BALANCE SHEET DATA
Working capital	$35,543,900	$31,156,600	$30,826,100	$28,232,100	$23,050,700
Total assets	100,238,000	100,229,300	87,413,500	84,443,100	63,062,400
Short-term debt	372,800	5,785,800	10,365,500	6,194,900	4,690,200
Long-term debt	5,660,800	6,063,400	6,441,200	6,795,800	7,128,700
Shareholders’ equity	53,985,800	50,807,400	46,739,200	41,082,200	35,456,700

Quarterly Results of Operations

	Fiscal 2003 Quarters Ended				Fiscal 2002 Quarters Ended
	Mar. 30, 2003	Dec. 29, 2002	Sept. 29, 2002	June 30, 2002	Mar. 31, 2002	Dec. 30, 2001	Sept. 30, 2001	July 1, 2001
Revenues	$69,392,100	$65,010,300	$70,375,900	$69,135,100	$61,955,800	$65,025,100	$62,040,000	$59,894,200
Cost of goods sold	51,778,500	48,639,200	51,611,200	50,569,800	44,381,900	47,056,400	45,282,600	43,711,700
Gross profit	17,613,600	16,371,100	18,764,700	18,565,300	17,573,900	17,968,700	16,757,400	16,182,500
Selling, general and administrative expenses	17,794,300	15,545,200	16,518,400	16,406,900	15,088,700	15,344,000	14,895,500	15,268,300
Benefit from insurance proceeds	(1,212,500)	—	—	—	—	—	—	—
Income from operations	1,031,800	825,900	2,246,300	2,158,400	2,485,200	2,624,700	1,861,900	914,200
Interest and other expense, net	322,900	319,600	345,200	315,900	336,500	339,900	362,400	457,300
Income before provision for income taxes	708,900	506,300	1,901,100	1,842,500	2,148,700	2,284,800	1,499,500	456,900
Provision for income taxes	274,000	194,900	731,900	709,400	796,700	913,900	599,800	173,600
Net income	$434,900	$311,400	$1,169,200	$1,133,100	$1,352,000	$1,370,900	$899,700	$283,300
Diluted earnings per share	$0.10	$0.07	$0.26	$0.25	$0.29	$0.30	$0.20	$0.06

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0
Cost of goods sold	74.6	74.8	73.3	73.1	71.6	72.4	73.0	73.0
Gross profit	25.4	25.2	26.7	26.9	28.4	27.6	27.0	27.0
Selling, general and administrative expenses	25.6	23.9	23.5	23.7	24.4	23.6	24.0	25.5
Benefit from insurance proceeds	(1.7)	—	—	—	—	—	—	—
Income from operations	1.5	1.3	3.2	3.1	4.0	4.0	3.0	1.5
Interest and other expense, net	0.5	0.5	0.5	0.5	0.5	0.5	0.6	0.8
Income before provision for income taxes	1.0	0.8	2.7	2.7	3.5	3.5	2.4	0.8
Provision for income taxes	0.4	0.3	1.0	1.0	1.3	1.4	1.0	0.3
Net income	0.6%	0.5%	1.7%	1.6%	2.2%	2.1%	1.5%	0.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations: Fiscal 2003 Compared to Fiscal 2002

Revenues increased by $25.0 million, or 10%, to $273.9 million in fiscal 2003 compared to $248.9 million in fiscal 2002. Revenues from mobile devices and accessories products increased significantly, network infrastructure sales decreased, and revenues from installation, test and maintenance products remained flat. Network infrastructure, mobile devices and accessories and installation, test and maintenance products and services accounted for approximately 33%, 44% and 23%, respectively, of fiscal 2003 revenue, as compared to 43%, 32% and 25%, respectively, of fiscal 2002 revenues. Revenue increases in the consumer and dealers and resellers categories were offset by decreases in the systems operators and international categories. The largest increase was experienced in the consumer category, while the largest decrease was in the international category. Systems operators, dealers and resellers, consumers, and international users accounted for approximately 36%, 39%, 22% and 3%, respectively, of fiscal 2003 revenues, as compared to 50%, 38%, 8% and 4%, respectively, of fiscal 2002 revenues.

We believe that revenues from all categories were negatively affected by the disaster that occurred in our Global Logistics Center on October 12, 2002 (see Note 3 to the Consolidated Financial Statements).  The recovery efforts delayed the launch of and affected numerous commercial proactive marketing and sales initiatives.  We came to a partial and interim settlement with our insurance carrier on our third quarter business interruption claim in the amount of $1.2 million.  This amount has been recorded as a Benefit from Insurance Proceeds in the Consolidated Income Statements.  Because the remainder of our third quarter business interruption claim has not been settled, and since the timing and amount of proceeds from any other future claims for business interruption insurance are uncertain, we are not able to estimate or accrue additional amounts at this time.  We have recorded a $7.2 million insurance receivable on our Balance Sheet associated with this disaster.  The components of the receivable are: $11.0 million of disaster-related expenses; plus $5.0 million representing the book value of assets destroyed in the disaster; plus the $1.2 million interim and partial settlement discussed above; less insurance advances from our insurance carrier of $10.0 million as of March 30, 2003.  Subsequent to the balance sheet date, disaster recovery expenses continue to be incurred and paid by us, we have received payment of the partial business interruption claim noted above, and have settled and received payment on our building and information technology claims.  We believe that insurance proceeds less minimal deductibles will be adequate to cover financial loss.

The significant increase in revenues from mobile devices and accessories is attributed to increased volumes from our ongoing T-Mobile USA affinity relationship, partially offset by the affect of the disaster on our commercial business.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.

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

Revenue for installation, test and maintenance products was essentially flat from fiscal 2002 to fiscal 2003.  We supply repair and replacement materials to authorized service centers for Nokia Inc. (Nokia) in the United States.  Sales of the Nokia repair and replacement materials accounted for approximately 12% of our total revenues in fiscal 2003.  Although sales of these products in fiscal 2003 increased 7% over fiscal 2002, this increase was offset by a decrease in sales of high-value test equipment, which can also be attributed to the disaster and the difficulties described in the above paragraph.

Our on-going ability to earn revenues from customers and vendors looking to us for product and supply chain solutions, including T-Mobile USA and Nokia, is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  We believe that in order to achieve our stated goal of increasing market share through these and our other vendor and customer relationships, we must focus on achieving a higher share of current product categories purchased by our customers, both large and small; expanding the product categories purchased by these customers; and continuing to acquire and sell more customers, on a monthly basis.  In addition, the agreements or arrangements on which these affinity relationships are based are typically of limited duration, and are terminable by either party upon several months notice.  We are conscious of this possibility and are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these relationships.  Thus far, we believe that we have been successful in these efforts.

Gross profit increased by $2.8 million, or 4%, to $71.3 million in fiscal 2003 compared to $68.5 million in fiscal 2002. The increase in gross profit is due to the increase in revenues.  The gross profit margin decreased to 26.0% in fiscal 2003 from 27.5% in fiscal 2002.  Gross profit margin percent for mobile devices and accessories decreased significantly on significantly increased volume, gross profit margin percent for installation, test and maintenance products decreased slightly, while gross profit margin percent for network infrastructure products increased slightly.  The decrease in mobile devices and accessories gross profit margin was attributable to growth in lower margin handset sales related to the expansion of the existing mobile devices and accessories relationship discussed above. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $5.7 million, or 9%, to $66.3 million in fiscal 2003 compared to $60.6 million in fiscal 2002. Total selling, general and administrative expenses decreased as a percentage of revenues to 24.2% in fiscal 2003, from 24.3% in fiscal 2002. This increase in total selling, general and administrative expenses was incurred in an effort to drive future growth, as well as in support of the large increase in consumer sales.  We continue to increase our investment in operations and technology personnel.  As of March 30, 2003, we employed 556 people compared to 528 as of March 31, 2002.  Because of the continued success of our affinity relationships, the number of orders we delivered in fiscal 2003 grew significantly compared to fiscal 2002.  These consumer orders are typically smaller in size and weight and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers with whom we contract for those deliveries is greater, as a percentage of revenue, than larger commercial shipments.  Our information technology support costs, including depreciation, increased this fiscal year as we continue to develop, build, maintain and host private-labeled Web sites for our affinity partners, as well as continuing to develop TESSCO.com® and other internal systems.  Effective April 1, 2002, in accordance with FAS 142, we no longer amortize goodwill (see Note 5).  Goodwill expense of $267,500 was included in selling, general and administrative expenses in fiscal 2002.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $616,100 and $823,300 for the years ended March 30, 2003 and March 31, 2002, respectively.

As a result of the factors described above, and partially offset by the receipt of a $1.2 million benefit from insurance proceeds, income from operations decreased by $1.6 million, or 21%, to $6.3 million in fiscal 2003 compared to $7.9 million in fiscal 2002. The operating income margin decreased to 2.3% in fiscal 2003 from 3.2% in fiscal 2002.

Net interest and other expense decreased by $192,500, or 13%, to $1.3 million in fiscal 2003 compared to $1.5 million in fiscal 2002. This decrease is due to decreased levels of borrowing under our revolving credit facility and lower interest rates.

Income before the provision for income taxes decreased $1.4 million or 22%, to $5.0 million in fiscal 2003 compared to $6.4 million in fiscal 2002 as a result of the factors described above. The effective tax rates in fiscal 2003 and 2002 were 38.5% and 38.9%, respectively. Net income and diluted earnings per share for fiscal 2003 decreased 22% and 21%, respectively, compared to fiscal 2002.

Results of Operations:  Fiscal 2002 Compared to Fiscal 2001

Revenues decreased by $9.9 million, or 4%, to $248.9 million in fiscal 2002 compared to $258.8 million in fiscal 2001. The overall decrease was primarily due to a decrease in network infrastructure sales as a result of the difficulty experienced by wireless carriers and supporting companies in financing their infrastructure needs and growth plans. Revenues from network infrastructure and mobile devices and accessories decreased, while revenues from installation, test and maintenance products increased. Network infrastructure, mobile devices and accessories and installation, test and maintenance products and services accounted for approximately 43%, 32% and 25%, respectively, of fiscal 2002 revenue, as compared to 49%, 32% and 19%, respectively, of fiscal 2001 revenues. Revenue increases in the dealers and resellers and international user categories were offset by decreases in systems operators and consumer categories. The largest increase was experienced in the dealers and resellers category, while the largest decrease was in the systems operator category. Systems operators, dealers and resellers, consumers and international users accounted for approximately 50%, 38%, 8% and 4%, respectively, of fiscal 2002 revenues, as compared to 57%, 31%, 8% and 4%, respectively, of fiscal 2001 revenues.

Gross profit decreased by $2.0 million, or 3%, to $68.5 million in fiscal 2002 compared to $70.5 million in fiscal 2001. The decrease in gross profit is due to the decrease in revenues.  The gross profit margin increased to 27.5% in fiscal 2002 from 27.2% in fiscal 2001. The increase in gross profit margin was primarily attributable to a significant increase in sales for installation, test and maintenance products combined with a decrease in sales of network infrastructure products.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Income before the provision for income taxes decreased $2.1 million, or 25%, to $6.4 million in fiscal 2002 compared to $8.5 million in fiscal 2001 as a result of the factors described above. The effective tax rates in fiscal 2002 and 2001 were 38.9% and 38.0%, respectively. Net income and diluted earnings per share for fiscal 2002 decreased 26% and 25%, respectively, compared to fiscal 2001.

Our fiscal 2001 financial performance, as measured by revenue and earnings per share growth, was strong for the first nine months, but weakened during the fourth quarter of fiscal 2001.  This trend continued during the first quarter of fiscal 2002, when revenues declined 4% compared to the prior year’s first quarter and earnings per share was $0.06.  During the second and third quarters of fiscal 2002, we experienced sequential growth in revenues and earnings per share.  Earnings for the fourth quarter of fiscal 2002 were essentially flat compared to the third quarter.  This occurred even though revenue declined 5% sequentially, because our gross margin percentage increased and operating expenses decreased in the fourth quarter as compared to the third quarter of fiscal 2002.

Capital markets continued to be tight in fiscal 2002, and therefore, a number of our customers, particularly those involved in building out new or expanding or improving existing cellular or broadband systems, were then experiencing difficulty in obtaining consistent and continuing access to capital to finance their growth, and correspondingly, to finance the purchase of our products.   This difficulty affected primarily our infrastructure product category.  Notwithstanding this difficulty, we experienced only a modest decline in revenues for the 2002 fiscal year.  This occurred in part because of strong demand for mobile devices and accessories and replacement parts and because of strong sales of installation, test and maintenance products, as wireless infrastructures continue to age.  Our modest revenue decline in this difficult environment demonstrated, we believe, several important items: the strength of our business model; the advantage of our diverse product and solutions offering; that we have made progress toward our ongoing goal of increasing market share; and that we are well positioned in a difficult market.

Liquidity and Capital Resources

Working capital increased to $35.5 million as of March 30, 2003, from $31.2 million as of March 31, 2002. Shareholders’ equity increased to $54.0 million as of March 30, 2003, from $50.8 million as of March 31, 2002.

We generated $13.2 million of net cash from operating activities in fiscal 2003 compared to $13.7 million in fiscal 2002.  In fiscal 2003, our cash flow from operations was driven largely by net income plus depreciation and amortization, and a significant decrease in product inventory, partially offset by smaller increases in trade accounts receivable and prepaid expenses and other current assets. The significant decrease in product inventory was due to an improvement in inventory turnover, driven mostly by a change in sales mix.  Typically, sales of mobile devices and accessory inventory occur on a higher number of smaller dollar-valued orders as compared to the other, more expensive products we sell.  The nature and frequency of the mobile devices and accessory orders is therefore more predictable generally than those of other higher priced products and thus requires less inventory investment to support the expected sales volumes.  Also, during the fourth quarter of fiscal 2002, we made a large strategic purchase of network infrastructure inventory.  During fiscal 2003, we sold through much of this inventory.  In fiscal 2002, our cash flow from operations was driven mostly by net income plus depreciation and amortization, and by a large increase in trade accounts payable, partially offset by smaller increases in trade accounts receivable and product inventory.

Capital expenditures totaled $8.0 million in fiscal 2003, primarily related to improvements made to the ALC and investments in information technology.  In fiscal 2002, capital expenditures totaled $8.4 million, comprised primarily of investments in information technology and the purchase of the ALC.

We used $5.7 million of net cash from financing activities in fiscal 2003 compared to a net usage of $4.8 million in fiscal 2002. In fiscal 2003, our revolving line of credit balance decreased from $5.4 million at March 31, 2002, to $0 at March 30, 2003.  We took no draws on this line of credit in the third or fourth quarter.

Our revolving credit facility with a bank provides for a maximum borrowing capacity of $30.0 million and has a term expiring in September 2003. This agreement contains certain conditions, covenants and representations, all of which were complied with as of March 30, 2003. We are currently negotiating for a revolving credit facility for a term beyond September 2003, and expect that we will be able to establish that facility in a timely manner and on reasonable terms.

To minimize interest expense, our policy generally is to use excess available cash to pay down the balance, if any, on our revolving credit facility.

Effective April 28, 2003, our Board of Directors approved a share buyback program, authorizing the purchase of up to 450,000 shares of our outstanding common stock as well as a stock option repurchase program (see Note 17).  We expect to fund these undertakings from working capital and/or our revolving credit facility.

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

Revenue Recognition.  We record revenue when product is shipped to the customer.  Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply-chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.

Valuation of Goodwill.   Our Consolidated Balance Sheet includes goodwill of approximately $2.5 million.  We periodically evaluate our goodwill, long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Based on our valuations of goodwill completed during the fiscal year, we determined that goodwill was not impaired. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets and intangible assets is impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $2.5 million, resulting in a charge to operations.

Income Taxes.   We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability.  This review is based on historical taxable income, projected future taxable income and the expected timing

of the reversals of existing temporary differences.  Based on this review, we have not established a valuation allowance.   If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets, resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 30, 2003:

	Payment Due by Fiscal Year
	Total	2004	2005	2006	2007	2008 and thereafter

Long-term debt	$6,033,600	$372,800	$4,647,500	$137,600	$216,300	$659,400
Revolving credit facility	—	—	—	—	—	—
Operating leases	1,654,300	540,500	551,400	562,400	—	—
Other commitments	225,100	225,100	—	—	—	—

Total contractual cash obligations	$7,913,000	$1,138,400	$5,198,900	$700,000	$216,300	$659,400

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for certain costs associated with exit or disposal activities. Statement No. 146 requires that these costs be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of this standard had no impact on the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  Adoption of this standard had no impact on the Consolidated Financial Statements.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Consolidated Balance Sheets

	March 30, 2003	March 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$505,100
Trade accounts receivable, net of allowance for doubtful accounts of $694,100 and $722,000, respectively	32,216,000	28,111,400
Insurance receivable from disaster	7,248,100	—
Product inventory	26,639,700	38,480,500
Deferred tax asset	2,258,600	2,231,000
Prepaid expenses and other current assets	3,606,300	1,745,400
Total current assets	71,968,700	71,073,400

PROPERTY AND EQUIPMENT, NET	24,876,900	25,843,100
GOODWILL, NET	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	940,200	860,600
Total assets	$100,238,000	$100,229,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$27,474,200	$28,137,500
Accrued expenses and other current liabilities	8,577,800	5,993,500
Revolving credit facility	—	5,408,000
Current portion of long-term debt	372,800	377,800
Total current liabilities	36,424,800	39,916,800
DEFERRED TAX LIABILITY	3,240,600	2,679,500
LONG-TERM DEBT, net of current portion	5,660,800	6,063,400
OTHER LONG-TERM LIABILITIES	926,000	762,200
Total liabilities	46,252,200	49,421,900
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,828,540 shares issued and 4,521,130 shares outstanding as of March 30, 2003, and 4,815,895 shares issued and 4,508,485 shares outstanding as of March 31, 2002	48,300	48,200
Additional paid-in capital	22,040,100	21,910,400
Treasury stock, at cost, 307,410 shares	(3,792,600)	(3,792,600)
Retained earnings	35,690,000	32,641,400
Total shareholders’ equity	53,985,800	50,807,400
Total liabilities and shareholders’ equity	$100,238,000	$100,229,300

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Income

	Fiscal Years Ended
	March 30, 2003	March 31, 2002	April 1, 2001

Revenues	$273,913,400	$248,915,100	$258,769,800
Cost of goods sold	202,598,700	180,432,600	188,271,200
Gross profit	71,314,700	68,482,500	70,498,600
Selling, general and administrative expenses	66,264,800	60,596,500	59,953,000
Benefit from insurance proceeds	(1,212,500)	—	—
Income from operations	6,262,400	7,886,000	10,545,600
Interest and other expense, net	1,303,600	1,496,100	2,039,100
Income before provision for income taxes	4,958,800	6,389,900	8,506,500
Provision for income taxes	1,910,200	2,484,000	3,232,500
Net income	$3,048,600	$3,905,900	$5,274,000

Basic earnings per share	$0.68	$0.87	$1.17
Diluted earnings per share	$0.67	$0.85	$1.13

Basic weighted average shares outstanding	4,514,500	4,500,800	4,494,800

Diluted weighted average shares outstanding	4,525,600	4,575,900	4,682,600

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid- in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 26, 2000	4,464,085	$47,700	$21,283,600	$(3,710,600)	$23,461,500	$41,082,200
Net proceeds from issuance of stock	31,192	300	414,000	(82,000)	—	332,300
Tax benefit of option exercises	—	—	50,700	—	—	50,700
Net income	—	—	—	—	5,274,000	5,274,000
Balance at April 1, 2001	4,495,277	48,000	21,748,300	(3,792,600)	28,735,500	46,739,200
Net proceeds from issuance of stock	13,208	200	162,100	—	—	162,300
Net income	—	—	—	—	3,905,900	3,905,900
Balance at March 31, 2002	4,508,485	48,200	21,910,400	(3,792,600)	32,641,400	50,807,400
Net proceeds from issuance of stock	12,645	100	129,700	—	—	129,800
Net income	—	—	—	—	3,048,600	3,048,600
Balance at March 30, 2003	4,521,130	$48,300	$22,040,100	$(3,792,600)	$35,690,000	$53,985,800

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 30, 2003	March 31, 2002	April 1, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,048,600	$3,905,900	$5,274,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,984,900	4,519,500	3,652,800
Provision for bad debts	616,100	823,300	972,200
Deferred income taxes and other	552,100	(166,800)	1,150,400
(Increase) decrease in trade accounts receivable	(4,720,700)	(3,376,900)	1,647,400
Decrease (increase) in product inventory	11,840,800	(5,914,100)	(842,600)
(Increase) decrease in prepaid expenses and other current assets	(3,600,600)	944,200	(846,500)
(Decrease) increase in trade accounts payable	(1,134,400)	11,392,900	(8,609,200)
Increase in accrued expenses and other current Liabilities	2,584,300	1,584,300	478,600
Net cash provided by operating activities	13,171,100	13,712,300	2,877,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,990,400)	(8,412,000)	(7,843,500)
Net cash used in investing activities	(7,990,400)	(8,412,000)	(7,843,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit facility	(5,408,000)	(4,603,000)	4,149,000
Payments on long-term debt	(407,600)	(354,500)	(333,000)
Proceeds from issuance of stock	129,800	162,300	332,300
Net cash (used in) provided by financing activities	(5,685,800)	(4,795,200)	4,148,300

Net (decrease) increase in cash and cash equivalents	(505,100)	505,100	(818,100)

CASH AND CASH EQUIVALENTS, beginning of period	505,100	—	818,100

CASH AND CASH EQUIVALENTS, end of period	$—	$505,100	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

TESSCO Technologies Incorporated, a Delaware corporation (the Company), is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless, voice, data, messaging, location tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology.  Over 95% of the Company’s sales are made to customers in the United States.  The Company takes orders in several ways, including phone, fax, online and through electronic data interchange.  The Company conducts business selling various products to different customer groups, these products and customers all fall within the telecommunications industry.   The Company’s chief operating decision maker regularly evaluates financial information in the aggregate, and therefore, the Company reports operating results as one reportable segment.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company’s natural weekly accounting and business cycle. The fiscal years ended March 30, 2003 and March 31, 2002 contained 52 weeks and the fiscal year ended April 1, 2001 contained 53 weeks.  The effect of the extra week in fiscal 2001 does not materially affect the Consolidated Financial Statements of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its customer base.  Typical payments from commercial customers are due 30 days from the date of the invoice.  The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives

Information technology equipment and software	1-5 years
Furniture, equipment and tooling	5-10 years
Building and improvements	10-30 years

Depreciation of property and equipment was $3,919,300, $4,187,400 and $3,320,400 for fiscal years 2003, 2002 and 2001, respectively (see Note 4).

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standard (FAS) No. 142, Goodwill and Other Intangible Assets (see Note 5).

Revenue Recognition

The Company records revenue when product is shipped to the customer. Other than subscriber accessory sales relating to the Company’s private brand, Wireless Solutions®, TESSCO offers no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale.  Warranty expense was immaterial for the fiscal years 2003, 2002 and 2001.  The Company estimates sales returns and accrues a sales return reserve based on this estimate.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses on the Consolidated Income Statement and totaled $11,782,400 for the fiscal year ended March 30, 2003.

Stock Options Granted to Team Members

The Company records compensation expense for all stock-based compensation plans using the intrinsic-value-based method and provides pro forma disclosures of net income and net earnings per common share as if the fair value method had been applied in measuring compensation expense.

Pro forma net income and earnings per share information has been determined as if the Company had accounted for its stock options using the fair value method. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average estimated fair values of stock options granted during fiscal years 2003, 2002, and 2001 were $6.40, $3.22 and $9.76, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2003, 2002 and 2001:

	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	15.0%	32.0%
Risk-free interest rate	2.9-4.5%	3.7-4.8%	4.8-6.5%
Expected lives	6-10 years	6-10 years	6-10 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows for the fiscal years ended:

	2003	2002	2001

Net income (in thousands), as reported	$3,049	$3,906	$5,274
Stock-based compensation expense as if the fair value method had been applied, net of tax	1,390	2,330	2,043
Pro forma income	$1,659	$1,576	$3,231

Basic earnings per share, as reported	$0.68	$0.87	$1.17
Pro forma basic earnings per share	0.37	0.35	0.72

Diluted earnings per share, as reported	$0.67	$0.85	$1.13
Pro forma diluted earnings per share	0.37	0.34	0.69

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

Impact of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for certain costs associated with exit or disposal activities. Statement No. 146 requires that these costs be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of this standard had no impact on the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  Adoption of this standard had no impact on the Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform with the current year presentation.

Note 3.  Insurance Receivable from Disaster

On October 12, 2002, the Company’s primary office, distribution center and network operating center was flooded as a result of a malfunctioning public water main system.  The Company has recorded a $7.2 million insurance receivable on its Balance Sheet associated with this disaster.  The components of the receivable are: $11.0 million of disaster-related expenses; plus $5.0 million representing the book value of assets destroyed in the disaster; plus a $1.2 million interim and partial settlement of the Company’s third quarter business interruption insurance claim; less insurance advances from the Company’s insurance carrier of $10.0 million as of March 30, 2003.  Subsequent to the balance sheet date, disaster recovery expenses continue to be incurred and paid by the Company, the Company received payment of the partial business interruption claim noted above, and has settled and received payment on its building and information technology claims.  The Company believes that insurance proceeds less minimal deductibles will be adequate to cover financial loss.

The Company intends to file additional business interruption insurance claims to recover lost profits caused by the disaster as well as reaching a final settlement on its third quarter business interruption claim noted above.  Because the timing and amount of proceeds from current and future business interruption insurance claims are uncertain, the Company is not able to estimate or accrue additional amounts at this time

Note 4. Property and Equipment

All of the Company’s property and equipment is located in the United States.  Property and equipment is summarized as follows:

	2003	2002

Land	$4,803,200	$4,803,200
Building and improvements	12,568,000	12,589,800
Information technology equipment and software	13,725,400	16,700,600
Equipment, furniture and tooling	3,533,000	7,888,400
	34,629,600	41,982,000
Less accumulated depreciation and amortization	(9,752,700)	(16,138,900)
Property and equipment, net	$24,876,900	$25,843,100

Note 5. Goodwill and Other Intangible Assets

Prior to fiscal year 2003, goodwill was being amortized using the straight-line method over 15 years.  Amortization on other intangible assets continues to be amortized using the straight-line method over 15 years.  Amortization expense relating to goodwill and other intangible assets was $65,600, $332,100 and $332,400 for fiscal years 2003, 2002 and 2001, respectively. Intangible assets net of accumulated amortization, which is included in Other Long-term Assets on the Consolidated Balance Sheet, totaled $189,000 and $239,900 as of March 30, 2003 and March 31, 2002, respectively.

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (FAS) No. 142, Goodwill and Other Intangible Assets. FAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets.  FAS No. 142 also establishes a new method of testing goodwill and intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of FAS No. 142 resulted in discontinuation of amortization of goodwill commencing April 1, 2002; however, the Company has tested goodwill and intangible assets for impairment under the new standard during fiscal 2003.  The Company performed its transitional impairment test as of April 1, 2002.  The Company performs its annual impairment test on the first day of its fourth quarter.  As a result of these impairment tests, no impairment of goodwill and intangible assets was recognized in fiscal year 2003.

The following table presents the impact of FAS No. 142 on net income and earnings per share assuming adoption as of March 27, 2000:

	Fiscal Year Ended
	March 31, 2003	March 31, 2002	April 1, 2001

Reported net income	$3,048,600	$3,905,900	$5,274,000
Add: Goodwill amortization, net of tax	—	163,900	165,900
Adjusted net income	$3,048,600	$4,069,800	$5,439,900

Basic earnings per share
Reported net income	$0.68	$0.87	$1.17
Add: Goodwill amortization, net of tax	—	0.04	0.04
Adjusted net income	$0.68	$0.91	$1.21

Diluted earnings per share
Reported net income	$0.67	$0.85	$1.13
Add: Goodwill amortization, net of tax	—	0.04	0.03
Adjusted net income	$0.67	$0.89	$1.16

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2003	2002

Payroll, benefits and taxes	$3,718,400	$3,796,400
Outstanding checks	3,441,700	—
Income and sales taxes	479,300	871,700
Other	938,400	1,325,400
Accrued expenses and other current liabilities	$8,577,800	$5,993,500

Note 7. Borrowings Under Revolving Credit Facility

At March 30, 2003 and March 31, 2002, the Company had a balance outstanding on a revolving credit facility to a bank of $0 and $5,408,000, respectively.  The revolving credit facility expires in September 2003 and has a maximum borrowing limit of $30,000,000.

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

The weighted average interest rate on borrowings under the credit facility was 3.09%, 5.36% and 8.78% for fiscal years 2003, 2002 and 2001, respectively. Interest expense on the credit facility for fiscal years 2003, 2002 and 2001 totaled $28,900, $152,200 and $600,000, respectively. Average borrowings under the credit facility totaled $935,600 $2,839,100 and $6,833,200; maximum borrowings totaled $4,362,000, $10,427,000 and $11,000,000 for fiscal years 2003, 2002 and 2001, respectively.

The provisions of the agreement require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The Company was in compliance with the provisions of the agreement during fiscal years 2003, 2002 and 2001.

Note 8. Long-Term Debt

At March 30, 2003 and March 31, 2002, the Company had a term note outstanding to a bank of $4,787,700 and $5,040,300, respectively.  The term note is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2003. Effective May 1, 2003, the maturity date of the note payable was extended until June 30, 2004, with no additional substantial changes to the terms and conditions.  The note bears interest at a floating rate of LIBOR plus 1.50% per annum. The weighted average interest rate in fiscal years 2003, 2002 and 2001 was 3.55%, 4.66% and 8.13%, respectively. Interest expense under this note was $174,700, $240,500 and $437,300 for fiscal years 2003, 2002 and 2001, respectively. The note is secured by a first position in the real property of the Company. The note contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios. The Company was in compliance with the provisions of the agreement during fiscal years 2003, 2002 and 2001.

At March 30, 2003 and March 31, 2002, the Company had a note payable outstanding to Baltimore County, Maryland of $128,200 and $141,500, respectively.  The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $6,500, $6,400 and $8,800 for fiscal years 2003, 2002 and 2001, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 30, 2003 and March 31, 2002, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $1,117,700 and $1,259,400, respectively.  The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $45,100, $40,100 and $43,300 for fiscal years 2003, 2002 and 2001, respectively.  The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 30, 2003, scheduled annual maturities of long-term debt are as follows:

Fiscal year:

2004	$372,800
2005	4,647,500
2006	137,600
2007	216,300
2008	131,100
Thereafter	528,300
$6,033,600

Note 9. Commitments and Contingencies

The Company leases 15,000 square feet of distribution and office space in Reno, Nevada under a month-to-month operating lease.  Effective April 1, 2001, the Company entered into a lease, which expires in March 2006, for an additional 65,000 square feet of distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  This space is used as the Company’s Solutions Development Center.  Rent expense for fiscal years 2003, 2002 and 2001 totaled $668,200, $653,300 and $125,200, respectively.

The Company also licenses other space for customer meetings and other business generation activities through fiscal 2004 at an annual cost of approximately $225,000.

As of March 30, 2003, the Company’s minimum future obligations under existing leases, other than the $9,200 per month obligation under the Reno facility lease which is cancelable on one-month notice, are as follows:

Fiscal year:

2004	$765,600
2005	551,400
2006	562,400
$1,879,400

The Company also entered into a sublease for approximately 84,000 square-feet of temporary office space to accommodate displaced employees as a result of the disaster (see Note 3).  This sublease expires May 31, 2004.  The monthly rental fee is approximately $115,000. No amounts relating to this sublease are included in the above schedule as the Company believes these payments will be reimbursed by its insurance carrier.

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 10. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on the Consolidated Statements of Income is as follows:

	2003	2002	2001

Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.5	2.8	2.7
Nondeductible expenses	3.2	2.1	1.2
Other	(1.2)	—	0.1
Effective rate	38.5%	38.9%	38.0%

The provision for income taxes was comprised of the following:

		2003	2002	2001

Federal:	Current	$1,281,100	$2,498,600	$1,864,100
	Deferred	471,400	(263,800)	1,017,400
State:	Current	95,600	280,200	231,600
	Deferred	62,100	(31,000)	119,400
Provision for income taxes		$1,910,200	$2,484,000	$3,232,500

Total deferred tax assets and deferred tax liabilities as of March 30, 2003 and March 31, 2002, and the sources of the differences between financial accounting and tax bases of the Company’s assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2003	2002

Deferred tax assets:
Accrued expenses and reserves	$2,219,500	$2,231,000
Other assets	39,100	—
	$2,258,600	$2,231,000

Deferred tax liabilities:
Depreciation	$2,552,200	$2,611,400
Other assets	688,400	68,100
	$3,240,600	$2,679,500

Note 11. Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan that covers all eligible employees. Contributions to the plan can be made by employees, as well as by the Company at the discretion of the Company. Profit-sharing plan expense was $155,000, $120,200 and $75,300 during fiscal years 2003, 2002 and 2001, respectively. As of March 30, 2003, plan assets included 33,976 shares of Common Stock of the Company.

The Company maintains a nonqualified deferred compensation plan that covers directors and certain management personnel as determined by the Board of Directors.  Contributions to the plan can be made by these individuals, as well as by the Company at the discretion of the Company’s Board of Directors; however, the Company has made no contributions to the plan as of March 30, 2003.  All plan assets are held in an irrevocable Rabbi trust.  These assets and the related liabilities are included in other long-term assets and other long-term liabilities on the Company’s Consolidated Balance Sheets.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., chairman, president and CEO of the Company.  This plan is funded through a life insurance policy for which the Company is the sole beneficiary.  The cash surrender value of the life insurance policy and the net present value of the benefit obligation are included in other long-term assets and other long-term liabilities on the Company’s Consolidated Balance Sheets.

Note 12. Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2003	2002	2001

Basic weighted average shares outstanding	4,514,500	4,500,800	4,494,800
Effect of dilutive common equivalent shares	11,100	75,100	187,800
Diluted weighted average shares outstanding	4,525,600	4,575,900	4,682,600

Options to purchase 1,245,545 shares of common stock at a weighted average exercise price of $18.72 per share were outstanding as of March 30, 2003, but the common equivalent shares were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 13. Stock-Based Compensation

The Company has two stock incentive plans, the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994 Plan). The 1984 Plan and the 1994 Plan allow for the grant of awards in respect of an aggregate of 401,250 and 1,172,500 shares of the Company’s common stock, respectively. As of March 30, 2003, no shares were available for issue in respect of additional awards under the 1984 Plan and 35,675 shares were available for issue in respect of additional awards under the 1994 Plan. The 1994 Plan, which has a term of 10 years and expires in 2004, allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. To date, only options have been granted as awards under the 1994 Plan.

In addition to options outstanding under the 1984 Plan and the 1994 Plan, nonplan options to purchase an aggregate of 293,888 shares of the Company’s Common Stock have been granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Transactions involving options are summarized as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,266,300	$18.92	1,177,000	$20.19	990,700	$19.04
Granted	70,000	11.08	193,000	12.47	276,800	23.50
Exercised	—	—	—	—	(23,200)	13.27
Cancelled	(63,300)	21.11	(103,700)	21.39	(67,300)	18.64
Outstanding, end of year	1,273,000	$18.38	1,266,300	$18.92	1,177,000	$20.19
Exercisable at end of year	770,700		605,200		459,300

Information about stock options outstanding and exercisable as of March 30, 2003 is as follows:

Range of Exercise Price	Outstanding Shares	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Exercisable Weighted Average Exercise Price
$0.00-15.00	494,800	3.5	$12.02	252,800	$12.11
15.01-25.00	676,700	3.4	20.98	423,400	20.51
25.01-36.50	101,500	3.7	32.04	94,500	32.49
$0.00-36.50	1,273,000	3.5	$18.38	770,700	$19.22

During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 200,000 shares of the Company’s Common Stock at 85% of the lower of the market price on the first day of a six-month period and the market price on the last day of that same six-month period. The Company’s only expense relating to this plan is for its administration. During fiscal 2003 and 2002, 3,096 and 8,185 shares, respectively, were sold to employees under this plan. The weighted average market value of the shares sold in fiscal 2003 and 2002 was $10.12 and $10.48, respectively.

Note 14. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, insurance receivable from disaster, product inventory, trade accounts payable and accrued expenses and borrowings under the revolving credit facility and the note payable to a bank, which bear interest at variable rates, approximate their fair value as of March 30, 2003 and March 31, 2002.

Fair value of long-term debt, calculated using current interest rates and future principal payments, excluding the note payable to a bank, as of March 30, 2003 and March 31, 2002 is as follows:

	2003	2002

Note payable to Baltimore County, Maryland	$137,000	$149,200
Note payable to the Maryland Economic Development Corporation	1,173,200	1,257,700
	$1,310,200	$1,406,900

Note 15. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2003, 2002 and 2001 totaled $440,200, $553,200 and $1,035,200, respectively. Cash paid for income taxes, net of refunds, for fiscal years 2003, 2002 and 2001 totaled $2,984,700, $1,360,700 and $3,450,700, respectively.

The Company had noncash transactions during fiscal years 2003, 2002 and 2001 as follows:

	2003	2002	2001

Exercise of options in exchange for stock	$—	$—	$82,000
Tax benefit from exercise of stock options	$—	$—	$50,700

Note 16. Concentration of Risk

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2003, 2002 and 2001 sales of products purchased from the Company’s top ten vendors accounted for 42%, 42% and 31% of total revenues, respectively, with sales of products purchased from the Company’s largest vendor generating approximately 12%, 13% and 6% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2003, 2002 and 2001, sales of products to the Company’s top ten customer relationships accounted for 31%, 22% and 25% of total revenues, respectively, with sales to the Company’s largest customer relationship generating approximately 20%, 4% and 6% of total revenues, respectively.

Note 17. Subsequent Events

On April 28, 2003, the Company announced that its Board of Directors unanimously approved a share buyback program, authorizing the purchase of up to 450,000 shares, approximately 10% of its outstanding common stock. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  Purchases under the share buyback program will be funded from working capital and/or the Company’s credit facility.

 On April 28, 2003, the Company’s Board of Directors also authorized the Company to proceed with a stock option repurchase program for options having an exercise price of $18 or higher regardless of expiration date, and for options having an exercise price per share of $11 or higher and an expiration date within four years. The program covers outstanding options to purchase up to 783,120 shares of common stock from all holders, with the exception of independent directors.   Depending upon participation, this program may result in variable accounting treatment going forward for a limited number of outstanding options.  Assuming full participation in the program, the Company would recognize a pre-tax compensation expense of approximately $550,000.  Purchases under the option repurchase program will be funded from working capital and/or the Company’s credit facility.

Management’s Responsibility for Financial Statements

The consolidated statements of TESSCO Technologies Incorporated have been prepared by the Company in accordance with accounting principles generally accepted in the United States. The financial information presented is the responsibility of management, and accordingly, includes amounts upon which judgment has been applied, or estimates made, based on the best information available.

The financial statements as of and for the year ended March 30, 2003 have been audited by Ernst & Young LLP, independent public accountants.  The financial statements as of and for the years ended March 31, 2002 and April 1, 2001 have been audited by Arthur Andersen, LLP, independent public accountants.

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

/s/ ROBERT B. BARNHILL, JR.	/s/ ROBERT C. SINGER

Robert B. Barnhill, Jr. Chairman, President and Chief Executive Officer	Robert C. Singer Senior Vice President and Chief Financial Officer

Report of Independent Public Accountants

To the Board of Directors and Stockholders

of TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheet of TESSCO Technologies Incorporated and subsidiaries as of March 30, 2003, and the related statements of income, changes in shareholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index as Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of TESSCO Technologies Incorporated and subsidiaries as of March 31, 2002 and for each of the years in the two year period then ended, were audited by other auditors who have ceased operations and whose report dated April 24, 2002, expressed an unqualified opinion on those statements and schedule, prior to the disclosures related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, discussed in Note 2.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the financial statements of TESSCO Technologies Incorporated as of March 31, 2002, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of April 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2002 and 2001 included (a) agreeing the previously reported net income to the previously issued financial statements (b) agreeing the amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of applying Statement No. 142 to the previously issued financial statements, (c) recalculating the Company’s effective tax rate for 2002 and 2001 based on the Company’s previously issued financial statements and (d) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2002 and 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

Baltimore, Maryland
April 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen.  Certain financial information as of March 31, 2002 and April 1, 2001 and for the years then ended was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

To the Board of Directors and Stockholders

of TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated (a Delaware Corporation) as of March 31, 2002 and April 1, 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Baltimore, Maryland
April 24, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 regarding the Company’s directors is incorporated by reference to the information set forth under the caption “Election of Directors,” and the information required by this Item 10 regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to the information set forth under the caption “Section 16(b) Beneficial Ownership Reporting Compliance,” in the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Management and Principal Shareholders” in the Company’s Proxy Statement which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 14. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Our chief executive officer and chief financial officer have reviewed this system of disclosure controls and procedures within 90 days of the filing date of this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of management’s review.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  The following documents are filed as part of this report:

1.                                       The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 30, 2003 and March 31, 2002

Consolidated Statements of Income for the fiscal years ended March 30, 2003, March 31, 2002 and April 1, 2001

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 30, 2003, March 31, 2002 and April 1, 2001

Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2003, March 31, 2002 and April 1, 2001

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

2.                                       The following financial statement schedules are included herewith:

Schedule	Description
Schedule II	Valuation and Qualifying Accounts
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

3.                                       Exhibits

2.1.1	Cartwright Communications Acquisition Agreement (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated June 3, 1996).
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.1.2	Certificate of Retirement of the Registrant (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.1.3	First Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1.3 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.1.4

Certificate of Amendment to Certificate of Incorporation of the Registrant filed September 6, 1996 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 1997).

3.2.1	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.2.2	First Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.1	Employment Agreement dated March 31, 1994 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.2.1

Employment Letter Agreement between TESSCO Technologies Incorporated and Robert C. Singer (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).

10.2.2

Termination of Employment Agreement between TESSCO Technologies Incorporated and Robert C. Singer (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).

10.3.1

Employment Letter Agreement between TESSCO Technologies Incorporated and Douglas A. Rein (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).

10.3.2

Termination of Employment Agreement between TESSCO Technologies Incorporated and Douglas A. Rein (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).

10.4

Stock Option by and between the Registrant and Robert B. Barnhill, Jr. dated September 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).

10.5	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.6.1	1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.6.2	Amendment No. 1 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.3	Amendment No. 2 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.4	Amendment No. 3 to 1994 Stock and Incentive Plan (incorporated by reference to Proposal No. 3 as included in the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.5

Amendment No. 4 to 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).

10.7	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.8.1

Financing Agreement dated March 31, 1995 by and between the Company and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995).

10.8.2	First Amendment to Financing Agreement dated September 26, 1996 (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 1997).
10.8.3	Second Amendment to Financing Agreement dated February 28, 1997 (incorporated by reference to Exhibit 10.7.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 1997).
10.8.4	Third Amendment to Financing Agreement dated June 1, 1997 (incorporated by reference to Exhibit 10.7.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1997).
10.8.5

Fourth Amendment to Financing Agreement dated September 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1999).

10.8.6	Fifth Amendment to Financing Agreement dated September 28, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).
10.9

Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 1996).

10.10

Second Amended and Restated Revolving Credit Note dated September 28, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).

10.11

Lease Agreement between TESSCO Inc. and Merritt/Bavar-Va, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000).

10.12

Sublease Agreement dated November 21, 2002 by and between TESSCO Technologies Incorporated and Deutsche Bank Securities Inc., for space located at 375 West Padonia Road, Timonium, Maryland,  without exhibits (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002).

11.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Public Accountants (filed herewith).

99.1	Robert B. Barnhill, Jr., Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Robert C. Singer, Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.3	Robert B. Barnhill, Jr., Chief Executive Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.4	Robert C. Singer, Chief Financial Officer, Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) The registrant did not file any reports on Form 8-K during the quarter ended March 30, 2003.

Schedule II: For the Fiscal Years Ended March 30, 2003, March 31, 2002 and April 1, 2001

Valuation and Qualifying Accounts

	2003	2002	2001
Allowance for doubtful accounts:
Balance, beginning of period	$722,000	$1,480,100	$739,300
Provision for bad debts	616,100	823,300	972,200
Write-offs	(644,000)	(1,581,400)	(231,400)
Balance, end of period	$694,100	$722,000	$1,480,100

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President June 19, 2003

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

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive	June 19, 2003
Robert B. Barnhill, Jr.	Officer (principal executive officer)

/s/ Robert C. Singer	Senior Vice President Chief Financial Officer	June 19, 2003
Robert C. Singer	(principal financial and accounting officer)

/s/ Jerome C. Eppler	Director	June 19, 2003
Jerome C. Eppler

/s/ Benn R. Konsynski	Director	June 19, 2003
Benn R. Konsynski

/s/ John D. Beletic	Director	June 19, 2003
John D. Beletic

/s/ Dennis J. Shaughnessy	Director	June 19, 2003
Dennis J. Shaughnessy

/s/ Morton F. Zifferer, Jr.	Director	June 19, 2003
Morton F. Zifferer, Jr.