Form 10-Q
period 2003-06-29
TESSCO TECHNOLOGIES INC
filed 2003-08-13
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2003

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

Yes  ☐       No  ☒

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of August 6, 2003 was 4,419,963.

TESSCO Technologies Incorporated

Part I – Financial Information

Item 1 – Financial Statements

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 29, 2003	March 30, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,304,100	$—
Trade accounts receivable, net	27,322,700	32,216,000
Insurance receivable from disaster	1,025,800	7,248,100
Product inventory	29,987,900	26,639,700
Deferred tax asset	2,258,600	2,258,600
Prepaid expenses and other current assets	3,571,800	3,606,300
Total current assets	69,470,900	71,968,700

PROPERTY AND EQUIPMENT, net	24,711,300	24,876,900
GOODWILL, net	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	986,300	940,200
Total assets	$97,620,700	$100,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$30,547,800	$27,474,200
Accrued expenses and other current liabilities	3,620,700	8,577,800
Revolving credit facility	—	—
Current portion of long-term debt	379,400	372,800
Total current liabilities	34,547,900	36,424,800

DEFERRED TAX LIABILITY	3,240,600	3,240,600
LONG-TERM DEBT, net of current portion	5,585,700	5,660,800
OTHER LONG-TERM LIABILITIES	1,053,800	926,000
Total liabilities	44,428,000	46,252,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,400	48,300
Additional paid-in capital	22,094,600	22,040,100
Treasury stock, at cost	(4,327,000)	(3,792,600)
Retained earnings	35,376,700	35,690,000
Total shareholders’ equity	53,192,700	53,985,800
Total liabilities and shareholders’ equity	$97,620,700	$100,238,000

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Income

	Fiscal Quarters Ended
	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
Revenues	$69,991,100	$69,135,100
Cost of goods sold	52,685,400	50,569,800

Gross profit	17,305,700	18,565,300

Selling, general and administrative expenses	17,371,400	16,406,900

(Loss) income from operations	(65,700)	2,158,400

Interest, fees and other expense, net	448,000	315,900

(Loss) income before (benefit from) provision for income taxes	(513,700)	1,842,500

(Benefit from) provision for income taxes	(200,400)	709,400

Net (loss) income	$(313,300)	$1,133,100

Basic (loss) earnings per share	$(0.07)	$0.25

Diluted (loss) earnings per share	$(0.07)	$0.25

Basic weighted average shares outstanding	4,470,200	4,508,500

Diluted weighted average shares outstanding	4,470,200	4,571,800

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Fiscal Quarters Ended
	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(313,300)	$1,133,100
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	931,800	1,092,500
Provision for bad debts	(46,700)	79,300
Deferred income taxes and other	66,700	7,200
Decrease (increase) in trade accounts receivable	4,940,000	(2,084,500)
(Increase) decrease in product inventory	(3,348,200)	5,281,300
Decrease in prepaid expenses and other current assets	6,256,800	666,700
Increase in trade accounts payable	3,073,600	83,400
Decrease in accrued expenses and other current liabilities	(4,957,100)	(516,200)
Net cash provided by operating activities	6,603,600	5,742,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(751,200)	(1,100,100)
Net cash used in investing activities	(751,200)	(1,100,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving line of credit	—	(5,076,000)
Payments on long-term debt	(68,500)	(91,200)
Proceeds from issuance of stock	54,600	19,400
Purchase of treasury stock	(534,400)	—
Net cash used in financing activities	(548,300)	(5,147,800)

Net increase (decrease) in cash and cash equivalents	5,304,100	(505,100)

CASH AND CASH EQUIVALENTS, beginning of period	—	505,100

CASH AND CASH EQUIVALENTS, end of period	$5,304,100	$—

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements
June 29, 2003

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

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 30, 2003.

Note 2.  Stock Options Granted to Employees and Stock Option Repurchase Program

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company uses the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  Accordingly, to date, no compensation expense, except as noted below as a result of the recently completed stock option repurchase program, has actually been recognized for the Company's stock options because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

The Company has annually reported pro-forma net income and earnings per share information in accordance with SFAS 123, that is, as if it had accounted for stock options using the fair value method prescribed by SFAS 123.  In accordance with SFAS No. 123, the fair value of the Company's options is determined using the Black-Scholes option pricing model, based upon facts and assumptions existing at the date of grant.  The value of each option is determined at the date of grant and is amortized into compensation expense over the option vesting period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  This model, and other option pricing models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company's options are not traded and have certain vesting restrictions.  Because the Company's stock options have characteristics significantly different from those of traded options, and because the value is determined at the date of grant and is amortized to expense over the vesting period without regard to subsequent changes in the stock price, volatility or interest rates, the fair value calculated under the option models currently available may not reflect the actual fair value for the Company's options.

On April 28, 2003, the Company's Board of Directors authorized the Company to proceed with a stock option repurchase program for options having an exercise price of $18 or higher regardless of expiration date, and for options having an exercise price per share of $11 or higher and an expiration date within four years.  The program covered outstanding options to purchase up to 783,120 shares of common stock from all holders, with the exception of independent directors.  The repurchase program was completed on June 5, 2003, at which time options for 743,545 shares, having a weighted average exercise price of $21.89 were repurchased and cancelled.  Of the options repurchased, 701,045 are available for future awards, if any.  This program resulted in compensation expense and cash paid of approximately $510,000 ($312,000, net of tax) which is included in selling, general and administrative expenses in the Company's Consolidated Statement of Income for the quarter ended June 29, 2003.  The amount paid for these options was determined on the basis of a discounted Black-Scholes calculation, using current input assumptions.

As noted above, for purposes of the pro-forma disclosures required by SFAS 123, the estimated fair value of each option, as determined as of the date of grant, is amortized as compensation expense over the option vesting period, provided the option remains outstanding.  However, when an option is repurchased, it is no longer outstanding and the then unamortized portion of its value as had been determined at the grant date, is recognized as compensation expense at the date of repurchase for SFAS 123 pro-forma purposes.  Accordingly, although the amount actually paid by the Company for the repurchased options on the basis of a discounted current Black-Scholes calculation was $510,000 ($312,000 net of tax), the unamortized compensation expense of these same options, based on Black-Scholes calculation determined at grant, is approximately $1.7 million.  For pro-forma purposes under SFAS 123, the latter amount is recognized currently.  If the Company had not repurchased these options, this same $1.7 million would have to instead be expensed for pro-forma purposes over the remaining vesting period of the options, primarily fiscal years 2004 and 2005, assuming no significant changes in the option plan or the employment of the option holders.   Therefore, pro-forma expense for fiscal years 2004 and 2005 will be significantly reduced compared to the pro-forma expense had the Company not completed the option repurchase, again assuming no significant changes in the option plan or the employment of the option holders.

The Company’s pro-forma information is as follows for the fiscal quarters ended June 29, 2003 and June 30, 2002 (in thousands):

	Quarters Ended
	June 29, 2003	June 30. 2002

Net (loss) income, as reported	$(313)	$1,133
Compensation expense included in net (loss) income related to the option repurchase program, net of tax	312	—
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	(1,660)	—
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(202)	(368)
Pro-forma (loss) income	$(1,863)	$765

Basic (loss) earnings per share, as reported	$(0.07)	$0.25
Pro-forma basic (loss) earnings per share	(0.42)	0.17

Diluted (loss) earnings per share, as reported	$(0.07)	$0.25
Pro-forma diluted (loss) earnings per share	(0.42)	0.17

Note 3.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended
	June 29, 2003	June 30, 2002
Basic weighted average common shares outstanding	4,470,200	4,508,500
Effect of dilutive common equivalent shares	—	63,300
Diluted weighted average shares outstanding	4,470,200	4,571,800

Options to purchase 529,075 shares of common stock at a weighted average exercise price of $13.07 per share were outstanding as of June 29, 2003, but the common equivalent shares were not included in the computation of diluted earnings per share as the Company incurred a net loss for the quarter ended June 29, 2003, and therefore, including such options would have been antidilutive.

Note 4.  Insurance Receivable from Disaster

On October 12, 2002, the Company’s primary office, distribution center and network operating center was flooded as a result of a malfunctioning public water main system.  The Company has recorded a $1.0 million insurance receivable on its Consolidated Balance Sheet associated with this disaster at June 29, 2003.  The components of the receivable are: $12.2 million of disaster-related expenses; plus $4.9 million representing the book value of assets destroyed in the disaster; less insurance advances from the Company’s insurance carrier of $16.1 million as of June 29, 2003.  The Company is continuing to negotiate the final settlement with its insurance carrier.

Note 5.  Stock Buyback Program

On April 28, 2003, the Company’s Board of Directors approved a share buyback program, authorizing the purchase of up to 450,000 shares of its outstanding common stock. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  As of June 30, 2003, the Company purchased 80,000 shares for $534,400, or an average of $6.68 per share.  Through July 28, 2003, a total of 112,900 shares were purchased for $754,200, or an average of $6.68 per share.

Note 6.  Business Segments

In April 2003, the Company hired a Senior Vice President to run the network infrastructure line of business and promoted an existing employee to Senior Vice President to run the mobile devices and accessories line of business.  Another Senior Vice President runs the test and maintenance line of business. Due to these changes and the related staffing reorganization that occurred as a result, the Company now regularly evaluates revenue, gross profit and inventory as three business segments.  Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs).  Mobile devices and accessory products include cellular telephones, pagers and two-way radios and related accessories such as replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.

The Company measures segment performance based on segment gross profit.  The segment operations develop their product development, pricing, and strategies which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Accounting policies for measuring segment gross profit and inventory are substantially consistent with those described in Note 2 to the Company’s March 30, 2003 audited financial statements.   Product delivery revenue and certain minor cost of goods sold amounts have been allocated to each segment based on a percentage of revenues and gross profit.

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Three months ended June 29, 2003
Revenue-Commercial	$25,189	$13,194	$12,228	$50,611
Revenue-Affinity Consumer Direct	—	19,380	—	19,380
Revenue-Total	25,189	32,574	12,228	69,991

Gross Profit-Commercial	6,193	3,379	3,394	12,966
Gross Profit-Affinity Consumer Direct	—	4,340	—	4,340
Gross Profit-Total	6,193	7,719	3,394	17,306

Product Inventory	15,386	9,569	5,033	29,988

Three months ended June 30, 2002
Revenue-Commercial	$25,945	$14,035	$18,129	$58,109
Revenue-Affinity Consumer Direct	—	11,026	—	11,026
Revenue-Total	25,945	25,061	18,129	69,135

Gross Profit-Commercial	6,492	3,519	4,974	14,985
Gross Profit-Affinity Consumer Direct	—	3,580	—	3,580
Gross Profit-Total	6,492	7,099	4,974	18,565

Product Inventory	18,463	8,433	6,303	33,199

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 30, 2003.

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Revenues increased by $856,000, or 1%, to $70.0 million for the first quarter of fiscal 2004 compared to $69.1 million for the first quarter of fiscal 2003.  Revenues from mobile devices and accessories increased 30%, while revenues from network infrastructure products were down 3%, and revenues from installation, test and maintenance products decreased 33%. Network infrastructure, mobile devices and accessories and test and maintenance products accounted for approximately 36%, 47% and 17%, respectively, of revenues during the first quarter of fiscal 2004, as compared to 38%, 36% and 26%, respectively, of revenues during the first quarter of fiscal 2003.  Systems operators, dealers and resellers, consumer services and international users accounted for approximately 34%, 36%, 28% and 2%, respectively, of revenues during the first quarter of fiscal 2004, compared to 41%, 41%, 16% and 2%, respectively, of revenues during the first quarter of fiscal 2003.

The increase in mobile devices and accessories revenues was due to strong growth in our affinity consumer-direct sales channel, partially offset by a decrease in commercial mobile devices and accessories revenue. The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile USA affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile USA accounted for approximately 24% of total revenues in the first quarter.

The decline in installation, test and maintenance revenues is attributable to lower sales of our repair and replacement materials products, as well as decreased sales of high value test equipment.  We supply repair and replacement materials to authorized service centers for Nokia Inc. in the United States.  Sales of the Nokia repair and replacement materials accounted for approximately 9% of total revenues in the first quarter.

Our on-going ability to earn revenues from customers and vendors looking to us for product and supply chain solutions, including T-Mobile USA and Nokia, is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  We believe that in order to achieve our stated goal of increasing market share through these and our other vendor and customer relationships, we must focus on achieving a higher share of current product categories purchased by our customers, both large and small; expanding the product categories purchased by these customers; and continuing to acquire and sell more customers, on a monthly basis.  In addition, the agreements or arrangements on which these affinity relationships are based are typically of limited duration, and are terminable by either party upon several months notice.  We are conscious of this possibility and are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these relationships.  Thus far, we believe that we have been successful in these efforts but there can be no assurance that we will continue to be successful in this regard in the future.

Gross profit decreased by $1.3 million, or 7%, to $17.3 million for the first quarter of fiscal 2004 compared to $18.6 million for the first quarter of fiscal 2003.  The gross profit margin decreased to 24.7% for the first quarter of fiscal 2004 compared to 26.9% for the first quarter of fiscal 2003.  Gross profit margin for network infrastructure, mobile devices and accessories and installation, test and maintenance products was 24.6%, 23.7% and 27.8%, respectively, for the first quarter of fiscal 2004, as compared to 25.0%, 28.3% and 27.4%, respectively, for the first quarter of fiscal 2003.  The decrease in gross profit margin percent for mobile devices and accessories was attributable to the expansion of the T-Mobile USA affinity relationship which includes high volumes of lower margin handset sales.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $964,500, or 6%, to $17.4 million for the first quarter of fiscal 2004 compared to $16.4 million for the first quarter of fiscal 2003. The increase in these expenses is attributable to approximately $510,000 of compensation expense related to the stock option repurchase program completed on June 5, 2003, and to continued investments in commercial business generation, facilities enhancement and e-commerce initiatives.   This increase was partially offset by productivity improvement initiatives that resulted in lower corporate support expenses and lower operations costs compared to the prior year quarter and by a more favorable than anticipated resolution of a customer collection issue.  Certain selling, general and administrative expenses, primarily depreciation, have decreased due to the destruction of assets as a result of the disaster. We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $103,300 (not including the effects of the more favorable than anticipated resolution of a customer collection issue, noted above) and $79,300 for the quarters ended June 29, 2003 and June 30, 2002, respectively.  The Company did not record any benefit from insurance claims during the quarter.  Total selling, general and administrative expenses increased as a percentage of revenues to 24.8% for the first quarter of fiscal 2004 from 23.7% for the first quarter of fiscal 2003.

For the first quarter, the Company had a loss from operations of $65,700 compared to operating income of $2.2 million for the first quarter of fiscal 2003.

Net interest, fees and other expense increased by $132,100, or 42%, to $448,000 for the first quarter of fiscal 2004 compared to $315,900 for the first quarter of fiscal 2003.  This increase is due to an increase in credit card fees, partially offset by lower interest rates and a reduction in borrowings on our revolving credit facility.

For the first quarter, the Company had a loss before benefit from income taxes of $513,700 compared to income before provision for income taxes of $1.8 million for the first quarter of fiscal 2003.  The effective tax rates in the first quarter of fiscal years 2004 and 2003 were 39.0% and 38.5%, respectively.  The effective tax rate for the quarter increased, due to changes in the relationship between non-deductible expenses and taxable income.  Net income and earnings per share (diluted) for the first quarter of fiscal 2004 decreased 128%, compared to the first quarter of fiscal 2003.

Liquidity and Capital Resources

We generated $6.6 million of net cash from operating activities in the first quarter of fiscal 2004 compared to $5.7 million in the first quarter of fiscal 2003.  In the first quarter of fiscal 2004, our cash flow from operations was driven largely by a decrease in prepaid expenses and other current assets as a result of cash advances from our insurance carrier related to the disaster, a decrease in trade accounts receivable and an increase in trade accounts payable, partially offset by our net loss, an increase in product inventory and a decrease in accrued expenses and other current liabilities.  Cash on hand at June 29, 2003 will be used for operating expenses, normal capital expenditures and disaster related rebuild expenditures.  Net cash used in investing activities was $751,200 for the first quarter of fiscal 2004 compared to $1.1 million for the first quarter of fiscal 2003, both representing the acquisition of property and equipment.  Net cash used by financing activities was $548,300 for the first quarter of fiscal 2004 compared to $5.1 million for the first quarter of fiscal 2003.  During the first quarter of fiscal 2004, pursuant to our stock buyback program, 80,000 shares of our outstanding common stock was purchased for $534,400, or an average price of $6.68 per share.  Through July 28, 2003, a total of 112,900 shares were purchased for $754,200, or an average price of $6.68 per share.  The Board of Directors has authorized the purchase of up to 450,000 shares.  During the first quarter of fiscal 2003, we had net repayments on our revolving credit facility of $5.1 million.

Our revolving credit facility with a bank provides for a maximum borrowing capacity of $30.0 million and has a term expiring in September 2003. This agreement contains certain conditions, covenants and representations, all of which management believes were complied with as of June 29, 2003.   We are currently negotiating for a revolving credit facility for a term beyond September 2003, and we expect that we will be able to establish that facility in a timely manner and on reasonable terms.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 30, 2003.

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

Valuation of Goodwill.   Our Consolidated Balance Sheet includes goodwill of approximately $2.5 million.  We periodically evaluate our goodwill, long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Based on our valuations of goodwill completed during the quarter, we determined that goodwill was not impaired. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets and intangible assets is impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $2.5 million, resulting in a charge to operations.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of June 29, 2003:

	Payment Due by Fiscal Year Ending
	Total	2004	2005	2006	2007	2008 and thereafter

Long-term debt	$5,965,100	$304,300	$4,647,500	$137,600	$216,300	$659,400
Revolving credit facility	—	—	—	—	—	—
Operating leases	1,521,900	408,100	551,400	562,400	—	—
Other commitment	225,100	225,100	—	—	—	—
Total contractual cash obligations	$7,712,100	$937,500	$5,198,900	$700,000	$216,300	$659,400

We also entered into a sublease for approximately 84,000 square-feet of temporary office space to accommodate displaced employees as a result of the disaster.  This sublease expires May 31, 2004.  The monthly rental fee is approximately $115,000. No amounts relating to this sublease are included in the above schedule as these payments will be reimbursed by our insurance carrier.

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

Item 4 – Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders at the Company’s office on July 24, 2003.  At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company’s independent public accountants.  Each of these proposals was described in the Company’s Definitive Proxy Statement filed with the Commission on June 19, 2003.

ELECTION OF DIRECTORS.  At the meeting, the shareholders re-elected John D. Beletic and Morton F. Zifferer, Jr. for a three-year term expiring at the Company’s 2006 Annual Meeting of Shareholders.  The term of office of each of Robert B. Barnhill, Jr., Jerome C. Eppler, Benn R. Konsynski and Dennis J. Shaughnessy also continued after the meeting. The votes cast for Mr. Beletic and Mr. Zifferer, Jr. were as follows:

John D. Beletic	4,208,075	For
	56,790	Against or Withheld

Morton F. Zifferer, Jr.	4,207,875	For
	56,990	Against or Withheld

INDEPENDENT AUDITORS.  At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent public accountants of the Company for the fiscal year ending March 28, 2004.  The number of votes for was 4,231,589, the number of votes against or withheld was 30,835, and the number of abstentions was 2,441.

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Amendment to Employment Agreement for Robert B. Barnhill, Jr. dated May 1, 2003.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302

of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith). (The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.)

32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith). (The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.)

(b) Reports on Form 8-K

Current Report on Form 8-K dated April 9, 2003, which included a press release announcing the Company’s fourth quarter and year end fiscal 2003 revenue results.

Current Report on Form 8-K dated April 29, 2003, which included a press release announcing the Company’s fourth quarter and year end fiscal 2003 financial results, and a stock repurchase program and voluntary stock option repurchase program.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 13, 2003	By:	/s/Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)