Form 10-Q
period 2003-09-28
TESSCO TECHNOLOGIES INC
filed 2003-11-12
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Yes  ☐          No  ☒

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of November 7, 2003 was 4,428,421.

TESSCO TECHNOLOGIES INCORPORATED

Part I – Financial Information

Item 1 – Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	September 28, 2003	March 30, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,101,000	$—
Trade accounts receivable, net	34,442,100	32,216,000
Insurance receivable from disaster	—	7,248,100
Product inventory	32,493,600	26,639,700
Deferred tax asset	2,258,600	2,258,600
Prepaid expenses and other current assets	1,781,100	3,606,300
Total current assets	76,076,400	71,968,700

PROPERTY AND EQUIPMENT, net	25,926,500	24,876,900
GOODWILL, net	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	1,059,600	940,200
Total assets	$105,514,700	$100,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$33,129,300	$27,474,200
Accrued expenses and other current liabilities	6,883,100	8,577,800
Revolving credit facility	—	—
Current portion of long-term debt	451,400	372,800
Total current liabilities	40,463,800	36,424,800

DEFERRED TAX LIABILITY	3,240,600	3,240,600
LONG-TERM DEBT, net of current portion	5,384,900	5,660,800
OTHER LONG-TERM LIABILITIES	1,129,500	926,000
Total liabilities	50,218,800	46,252,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,400	48,300
Additional paid-in capital	22,128,800	22,040,100
Treasury stock, at cost	(4,547,000)	(3,792,600)
Retained earnings	37,665,700	35,690,000
Total shareholders’ equity	55,295,900	53,985,800
Total liabilities and shareholders’ equity	$105,514,700	$100,238,000

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited	(unaudited)	(unaudited)	(unaudited)

Revenues	$81,928,500	$70,375,900	$151,919,600	$139,511,000
Cost of goods sold	62,664,700	51,611,200	115,350,100	102,181,000

Gross profit	19,263,800	18,764,700	36,569,500	37,330,000

Selling, general and administrative expenses	18,067,200	16,518,400	35,438,600	32,925,300
Benefit from insurance proceeds	(3,054,000)	—	(3,054,000)	—
	15,013,200	16,518,400	32,384,600	32,925,300

Income from operations	4,250,600	2,246,300	4,184,900	4,404,700

Interest, fees and other expense, net	498,200	345,200	946,200	661,100

Income before provision for income taxes	3,752,400	1,901,100	3,238,700	3,743,600

Provision for income taxes	1,463,400	731,900	1,263,000	1,441,300

Net income	$2,289,000	$1,169,200	$1,975,700	$2,302,300

Basic earnings per share	$0.52	$0.26	$0.44	$0.51

Diluted earnings per share	$0.52	$0.26	$0.44	$0.51

Basic weighted average shares outstanding	4,416,800	4,512,500	4,443,500	4,510,700

Diluted weighted average shares outstanding	4,422,600	4,512,500	4,446,800	4,532,200

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Six Months Ended
	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,975,700	$2,302,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,958,700	2,227,600
Provision for bad debts	124,900	183,400
Deferred income taxes and other	60,900	28,500
Increase in trade accounts receivable	(2,351,000)	(5,674,300)
(Increase) decrease in product inventory	(5,853,900)	6,388,100
Decrease in prepaid expenses and other current assets	8,142,300	423,200
Increase in trade accounts payable	5,655,100	2,258,400
Decrease in accrued expenses and other current liabilities	(1,694,700)	(884,300)
Net cash provided by operating activities	8,018,000	7,252,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,047,300)	(2,465,400)
Net cash used in investing activities	(2,047,300)	(2,465,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under revolving credit facility	—	(5,145,000)
Payments on long-term debt	(197,300)	(227,900)
Proceeds from issuance of stock	82,000	80,300
Purchase of treasury stock	(754,400)	—
Net cash used in financing activities	(869,700)	(5,292,600)

Net increase (decrease) in cash and cash equivalents	5,101,000	(505,100)

CASH AND CASH EQUIVALENTS, beginning of period	—	—

CASH AND CASH EQUIVALENTS, end of period	$5,101,000	$(505,100)

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

September 28, 2003

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

Note 2.  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position or results of operations for the period ended September 28, 2003 and is not expected to have a material impact on the consolidated financial position or results of operations.

Note 3.  Stock Options Granted to Employees and Stock Option Repurchase Program

In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (SFAS No. 148).  SFAS No. 148 amends the transition and disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company uses the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, to date, no compensation expense, except as noted below as a result of the recently completed stock option repurchase program, has actually been recognized for the Company’s stock options because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

The Company has annually reported pro-forma net income and earnings per share information in accordance with SFAS No. 123, that is, as if it had accounted for stock options using the fair value method prescribed by SFAS No. 123.  In accordance with SFAS No. 123, the fair value of the Company’s options is determined using the Black-Scholes option pricing model, based upon facts and assumptions existing at the date of grant.  The value of each option at the date of grant is amortized as compensation expense over the option vesting period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. This model, and other option pricing models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company’s options are not traded and have certain vesting restrictions.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because the value is determined at the date of grant and is amortized to expense over the vesting period without regard to changes in stock price, volatility or interest rates, the fair value calculated under the option models currently available may not reflect the actual fair value of the Company’s options.

On April 28, 2003, the Company’s Board of Directors authorized the Company to proceed with a stock option repurchase program for options having an exercise price of $18 per share or higher regardless of expiration date, and for options having an exercise price per share of $11 or higher and an expiration date within four years. The program covered outstanding options to purchase up to 783,120 shares of common stock from all holders, with the exception of independent directors.  The repurchase program was completed on June 5, 2003, at which time options for 743,545 shares, having a weighted average exercise price of $21.89 were repurchased and cancelled.  Of the options repurchased, 701,045 were made available for future awards, if any.  This program resulted in compensation expense and cash paid of approximately $510,000 ($312,000, net of tax) which was included in selling, general and administrative expenses in the Company’s Consolidated Statement of Income for the quarter ended June 29, 2003. The amount paid for these options was determined on the basis of a discounted Black-Scholes calculation, using current input assumptions.

As noted above, for purposes of the pro-forma disclosures required by SFAS No. 123, the estimated fair value of each option, as determined as of the date of grant, is amortized as compensation expense over the option vesting period, provided the option remains outstanding.  However, under the provisions of SFAS No. 123 when an option is repurchased, it is no longer outstanding and the then unamortized portion of its value as had been determined at the grant date, is recognized as compensation expense at the date of repurchase for pro-forma purposes.  Accordingly, although the amount actually paid by the Company for the repurchased options on the basis of a discounted current Black-Scholes calculation was $510,000 ($312,000 net of tax), the unamortized compensation expense of these same options, based on the Black-Scholes calculation fixed at grant, is approximately $1.7 million.  For pro-forma purposes under SFAS No. 123, the latter amount was recognized in the first quarter of fiscal 2004.  If the Company had not repurchased these options, this same $1.7 million would have to instead be expensed for pro-forma purposes over the remaining vesting period of the options, primarily fiscal years 2004 and 2005, assuming no significant changes in the option plan or the employment of the option holders.  Therefore, pro-forma expense for fiscal years 2004 and 2005 will be significantly reduced compared to the pro-forma expense had the Company not completed the option repurchase, again assuming no significant changes in the option plan or the employment of the option holders.

The Company’s pro-forma information is as follows for the periods ended September 28, 2003 and September 29, 2002 (in thousands):

	Fiscal Quarter Ended		Six Months Ended
	Sep. 28, 2003	Sep. 29, 2002	Sep. 28. 2003	Sep. 29, 2002

Net income, as reported	$2,289	$1,169	$1,976	$2,302
Compensation expense included in net income, net of tax	4	—	316	—
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	—	—	(1,660)	—
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(43)	(358)	(245)	(726)
Pro-forma income	$2,250	$811	$387	$1,576

Basic earnings per share, as reported	$0.52	$0.26	$0.44	$0.51
Pro-forma basic earnings per share	0.51	0.18	0.09	0.35

Diluted earnings per share, as reported	$0.52	$0.26	$0.44	$0.51
Pro-forma diluted earnings per share	0.51	0.18	0.09	0.35

Note 4.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Six Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Basic weighted average common shares outstanding	4,416,800	4,512,500	4,443,500	4,510,700
Effect of dilutive common equivalent shares	5,800	—	3,300	21,500
Diluted weighted average shares outstanding	4,422,600	4,512,500	4,446,800	4,532,200

Options to purchase 484,075 shares of common stock at a weighted average exercise price of $13.60 per share were outstanding as of September 28, 2003, but the common equivalent shares were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive.

Note 5.  Insurance Receivable from Disaster

On October 12, 2002, the Company’s primary office, distribution center and network operating center was flooded as a result of a malfunctioning public water main system.  In August 2003, the Company reached a final settlement with its insurance carrier.  This final settlement closes all claims, including extra expenses required for recovery, building, information technology equipment, business personal property rebuild and/or replacement, and business interruption.

As a result, the Company recorded a $3.1 million benefit from insurance proceeds during the second quarter.  Of this amount, $1.7 million relates to business interruption insurance and the remaining $1.4 million represents the gain on assets destroyed in the disaster, net of fees and deductibles.  The Company previously recognized a $1.3 million gain from business interruption insurance proceeds in the fourth quarter of fiscal 2003.

Also, as part of this final settlement, the Company received funds to be used for future disaster related expenses, primarily temporary office space and related expenses, as well as relocation costs.  This amount, which totals $1.7 million as of September 28, 2003, is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

Note 6.  Stock Buyback Program

On April 28, 2003, the Company’s Board of Directors approved a share buyback program, authorizing the purchase of up to 450,000 shares of its outstanding common stock. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  As of September 28, 2003, the Company had purchased 112,900 shares for $754,400, or an average of $6.68 per share.

Note 7.  Business Segments

In April 2003, the Company hired a Senior Vice President to run the network infrastructure line of business and promoted an existing employee to Senior Vice President to run the mobile devices and accessories line of business.  Another Senior Vice President ran and now continues to run the test and maintenance line of business. Due to these changes and the related staffing reorganization that occurred as a result, the Company now regularly evaluates revenue, gross profit and inventory as three business segments.

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product development, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Accounting policies for measuring segment gross profit and inventory are substantially consistent with those described in Note 2 to the Company’s March 30, 2003 audited financial statements.  Product delivery revenue and certain minor cost of sales expenses have been allocated to each segment based on a percentage of revenues and gross profit.  The below segment information has been presented under the new segment organization, in addition prior periods have been restated to conform to the new segment organization.

Segment activity for the periods ended September 28, 2003 and September 29, 2002 is as follows:

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Three months ended September 28, 2003

Revenue-Commercial	$30,753	$15,218	$12,034	$58,005
Revenue-Affinity Consumer Direct	—	23,924	—	23,924
Revenue-Total	30,753	39,142	12,034	81,929

Gross Profit-Commercial	7,409	3,851	3,157	14,417
Gross Profit-Affinity Consumer Direct	—	4,847	—	4,847
Gross Profit-Total	7,409	8,698	3,157	19,264

Product Inventory	15,374	12,522	4,598	32,494

Three months ended September 29, 2002
Revenue-Commercial	$26,929	$13,606	$15,434	$55,969
Revenue-Affinity Consumer Direct	—	14,407	—	14,407
Revenue-Total	26,929	28,013	15,434	70,376

Gross Profit-Commercial	7,205	3,263	4,283	14,751
Gross Profit-Affinity Consumer Direct	—	4,014	—	4,014
Gross Profit-Total	7,205	7,277	4,283	18,765

Product Inventory	14,475	11,549	6,068	32,092

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Six months ended September 28, 2003
Revenue-Commercial	$55,942	$28,412	$24,262	$108,616
Revenue-Affinity Consumer Direct	—	43,304	—	43,304
Revenue-Total	55,942	71,716	24,262	151,920

Gross Profit-Commercial	13,602	7,230	6,551	27,383
Gross Profit-Affinity Consumer Direct	—	9,187	—	9,187
Gross Profit-Total	13,602	16,417	6,551	36,570

Product Inventory	15,374	12,522	4,598	32,494

Six months ended September 29, 2002
Revenue-Commercial	$52,874	$27,641	$33,563	$114,078
Revenue-Affinity Consumer Direct	—	25,433	—	25,433
Revenue-Total	52,874	53,074	33,563	139,511

Gross Profit-Commercial	13,697	6,782	9,257	29,736
Gross Profit-Affinity Consumer Direct	—	7,594	—	7,594
Gross Profit-Total	13,697	14,376	9,257	37,330

Product Inventory	14,475	11,549	6,068	32,092

Note 8.  Subsequent Events

Effective September 30, 2003, the Company established a $30 million revolving line of credit facility with Wachovia Bank, National Association and SunTrust Bank, replacing its previously existing $30 million revolving credit facility with another lender.  This new facility has a three-year term expiring September 2006 and is unsecured. Interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1½% to 2%.  The facility is subject to a borrowing base and certain financial covenants, conditions and representations.

On October 21, 2003, the Company announced a major program designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth.  The Company has begun the program and is currently finalizing the anticipated profitability impact and the cost of the program which will be expensed as incurred, primarily in the third quarter. The Company expects to consolidate distribution operations into two rather than the current three facilities during the third quarter.  It is estimated that facility consolidation charges will be approximately $1.3 million and will be expensed during the third quarter.  This estimated one time charge, based on current assumptions, represents exit costs as well as the present value of continuing lease obligations for this facility, in excess of expected sub-lease income.  This lease extends until March 2006, and in the event that a sublease agreement cannot be made, or is made at a rate less favorable than currently anticipated, an additional charge of up to approximately $600,000 could be required.

Following the October 12, 2002 disaster, the Company relocated its sales, marketing and administrative offices to a subleased location nearby its Global Logistics Center.  The sublease for this space expires May 31, 2004; and the Company has recently entered into a direct lease for this space for a term beginning June 1, 2004 and expiring May 31, 2007.  However, the lease can be terminated by the Company by giving twelve months written notice at any time after June 1, 2004.  The monthly rental fee will range from $112,000 to $117,000 throughout the lease term.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 30, 2003.

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Revenues increased by $11.6 million, or 16%, to $81.9 million for the second quarter of fiscal 2004 compared to $70.4 million for the second quarter of fiscal 2003.  Revenues from mobile devices and accessories increased 40% and revenues from network infrastructure products increased 14%, while revenues from test and maintenance products decreased 22%.  Network infrastructure, mobile devices and accessories, and test and maintenance products accounted for approximately 37%, 48% and 15%, respectively, of revenues during the second quarter of fiscal 2004, as compared to 38%, 40% and 22%, respectively, of revenues during the second quarter of fiscal 2003.  We experienced revenue growth in our systems operators, international, and consumer market categories, partially offset by a decrease in revenue from our reseller category.  Systems operators, dealers and resellers, consumers, and international users accounted for approximately 35%, 33%, 29% and 3%, respectively, of revenues during the second quarter of fiscal 2004, compared to 37%, 39%, 21% and 3%, respectively, of revenues during the second quarter of fiscal 2003.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel. The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile USA affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile USA accounted for approximately 26% of total revenues in the second quarter.

We believe that pent up demand for improved mobile phone coverage and new broadband technologies led to increased capital spending, which resulted in the increase in sales of our network infrastructure products.  We also believe that increased spending in homeland security and public safety at the federal, state and local levels has contributed to increased network infrastructure sales.  Although we see signs that the market for infrastructure products is stabilizing and that demand for the products we sell is increasing, there can be no assurances that these trends will continue.

The decline in installation, test and maintenance revenues is primarily attributable to a significant decrease in our selling prices of repair and replacement parts pursuant to our relationship with Nokia, Inc., in which we supply these materials to Nokia Inc.’s authorized service centers in the United States.  We also experienced a smaller decrease in sales of high dollar test equipment.

Our on-going ability to earn revenues from customers and vendors looking to us for product and supply chain solutions, including T-Mobile USA and Nokia Inc., is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  We believe that in order to achieve our stated goal of increasing market share through these and our other vendor and customer relationships, we must focus on achieving a higher share of current product categories purchased by our customers, both large and small; expanding the product categories purchased by these customers; and continuing to acquire and sell more customers, on a monthly basis.  In addition, the agreements or arrangements on which these affinity relationships are based are typically of limited duration, and are terminable by either party upon several months notice.  We are conscious of this possibility and are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these relationships.  Thus far, we believe that we have been successful in these efforts, but there can be no assurance that we will continue to be successful in this regard in the future.

Gross profit increased by $499,100, or 3%, to $19.3 million for the second quarter of fiscal 2004 compared to $18.8 million for the second quarter of fiscal 2003.  Gross profit margin percent decreased to 23.5% for the second quarter of fiscal 2004 compared to 26.7% for the second quarter of fiscal 2003.  Gross profit margin percent for all three segments decreased.  The largest decrease occurred in mobile devices and accessories and was primarily attributable to the expansion of the T-Mobile USA relationship discussed above, which operates at lower than historical gross profit margin percents.  Also, during the second quarter, inventory valuation adjustments increased over the prior year quarter by approximately $800,000, which negatively affected gross profit and accordingly gross profit margin percent.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $1.5 million, or 9%, to $18.1 million for the second quarter of fiscal 2004 compared to $16.5 million for the second quarter of fiscal 2003. The increase in these expenses is attributable to continued investments in commercial business generation and higher fulfillment costs driven by increased sales as well as product mix.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $171,600 for the quarter ended September 28, 2003, compared to $104,100 for the quarter ended September 29, 2002.  Total selling, general and administrative expenses decreased as a percentage of revenues to 22.1% for the second quarter of fiscal 2004 from 23.5% for the second quarter of fiscal 2003.

Certain selling, general and administrative expenses have also been affected as a result of the October 12, 2002 disaster.  Depreciation expense has decreased as assets destroyed in the disaster are no longer being depreciated.  This was partially offset by the opening of our Reno, Nevada facility in June 2003.  Depreciation expense will also increase when the rebuild of our Global Logistics Center is completed later this fiscal year.  Also as a result of the disaster, we relocated our sales, marketing and administrative offices to a subleased facility nearby our Global Logistics Center.  Beginning in June 2004, we will be incurring approximately $500,000 per quarter in rent and related expenses associated with this facility.  The rent for this facility has been and will continue to be funded by insurance proceeds through May 2004, and therefore is not included in selling, general and administrative expenses (see Note 5 to the Financial Statements and Summary Disclosures about Contractual Obligations and Commercial Commitments).  Expenses will also be affected by a major program we are currently undertaking designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth (see Note 8 to the Financial Statements).

The Company recorded a benefit from insurance proceeds during the quarter of $3.1 million, representing the final settlement of insurance claims relating to the October 12, 2002 disaster.

Income from operations increased by $2.0 million or 89%, to $4.3 million for the second quarter of fiscal 2004, including the $3.1 million benefit from insurance proceeds, compared to $2.2 million for the second quarter of fiscal 2003.  The operating income margin increased to 5.2% for the second quarter of fiscal 2004 (and decreased to 1.5% not including the benefit from insurance proceeds) compared to 3.2% for the second quarter of fiscal 2003.

Net interest, fees and other expense increased by $153,000, or 44%, to $498,200 for the second quarter of fiscal 2004 compared to $345,200 for the second quarter of fiscal 2003. We include fees associated with credit card transactions as a component of interest, fees and other expense, net. Credit card fees increased by $129,600 to $403,900 for the second quarter of fiscal 2004 compared to $274,300 for the second quarter of fiscal 2003. This increase is primarily due to increased consumer sales and increased credit card use by commercial customers.

Income before provision for income taxes increased by $1.9 million or 97%, to $3.8 million for the second quarter of fiscal 2004 compared to $1.9 million for the second quarter of fiscal 2003.  The effective tax rates in the second quarter for fiscal years 2004 and 2003 were 39.0% and 38.5%, respectively.  The effective tax rate for the quarter increased due to minor changes in the relationship between non-deductible expenses and taxable income.  Net income and earnings per share (diluted) for the second quarter of fiscal 2004 increased 96% and 100%, respectively, compared to the second quarter of fiscal 2003.  Not including the $3.1 million benefit from insurance proceeds, net income and earnings per share (diluted) decreased 64% and 62% compared to the second quarter of fiscal 2003.

First Six Months of Fiscal 2004 Compared to First Six Months of Fiscal 2003

Revenues increased by $12.4 million, or 9%, to $151.9 million for the first six months of fiscal 2004 compared to $139.5 million for the first six months of fiscal 2003.  Revenues from mobile devices and accessories increased 35% and revenues from network infrastructure products increased 6%, partially offset by a 28% decrease in revenues from test and maintenance products. Network infrastructure, mobile devices and accessories, and test and maintenance products accounted for approximately 37%, 47% and 16%, respectively, of revenues during the first six months of fiscal 2004 as compared to 38%, 38% and 24%, respectively, during the first six months of fiscal 2003.  We experienced revenue growth in our international and consumer market categories, partially offset by a decrease in revenue from our systems operators and reseller categories.  System operators, resellers, consumer, and international users accounted for approximately 34%, 35%, 29% and 2%, respectively, of revenues during the first six months of fiscal 2004 as compared to 39%, 40%, 19% and 2%, respectively, of revenues during the first six months of fiscal 2003.

The increase in mobile devices and accessories revenues was due to strong growth in our affinity consumer-direct sales channel, as well as small growth in our commercial business. The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile USA affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile USA accounted for approximately 25% of total revenues in the first six months of fiscal 2004.

The decline in installation, test and maintenance revenues is primarily attributable to a significant decrease in our selling prices of repair and replacement parts pursuant to our relationship with Nokia, Inc., in which we supply these materials to Nokia Inc.’s authorized service centers in the United States.  We also experienced a smaller decrease in sales of high dollar test equipment.

Gross profit decreased by $760,500, or 2%, to $36.6 million for the first six months of fiscal 2004 compared to $37.3 million for the first six months of fiscal 2003. The gross profit margin percent decreased to 24.1% for the first six months of fiscal 2004 compared to 26.8% for the first six months of fiscal 2003. The largest decrease occurred in mobile devices and accessories and was primarily attributable to the expansion of the T-Mobile USA relationship discussed above, which operates at lower than historical gross profit margin percents.  Also, during the first six months of fiscal 2004, inventory valuation adjustments increased over the prior year period by approximately $800,000, which negatively affected gross profit and accordingly gross profit margin percent.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $2.5 million, or 8%, to $35.4 million for the first six months of fiscal 2004 compared to $32.9 million for the first six months of fiscal 2003. The increase in these expenses is attributable to continued investments in commercial business generation and e-commerce initiatives as well as higher fulfillment costs driven by increased sales as well as product mix.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $274,900 for the first six months ended September 28, 2003 (not including the effect of a more favorable than anticipated resolution of a customer collection issue during the first quarter) compared to $183,400 for the first six months ended September 29, 2002.  Total selling, general and administrative expenses decreased as a percentage of revenues to 23.3% for the first six months of fiscal 2004 from 23.6% for the first six months of fiscal 2003.

Certain selling, general and administrative expenses have also been affected as a result of the October 12, 2002 disaster.  Depreciation expense has decreased as assets destroyed in the disaster are no longer being depreciated.  This was partially offset by the opening of our Reno, Nevada facility in June 2003.  Depreciation expense will also increase when the rebuild of our Global Logistics Center is completed later in this fiscal year.  Also as a result of the disaster, we relocated our sales, marketing and administrative offices to a subleased facility nearby our Global Logistics Center.  Beginning in June 2004, we will be incurring approximately $500,000 per quarter in rent and related expenses associated with this facility.  The rent for this facility has been and will continue to be funded by insurance proceeds through May 2004, and therefore is not included in selling, general and administrative expenses (see Note 5 to the financial statements and Summary Disclosures about Contractual Obligations and Commercial Commitments).  Expenses will also be affected by a major program we are currently undertaking designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth (see Note 8 to the financial statements).

The Company recorded a benefit from insurance proceeds during the first six months of the fiscal year of $3.1 million, representing the final settlement of insurance claims from the October 12, 2002 disaster.

Income from operations decreased by $219,800, or 5%, to $4.2 million for the first six months of fiscal 2004, including the $3.1 million benefit from insurance proceeds, compared to $4.4 million for the first six months of fiscal 2003.  The operating income margin decreased to 2.8% (0.7% not including the benefit from insurance proceeds) for the first six months of fiscal 2004 compared to 3.2% for the first six months of fiscal 2003.

Net interest, fees and other expense increased by $285,100 or 43%, to $946,200 for the first six months of fiscal 2004 compared to $661,100 for the first six months of fiscal 2003. We include fees associated with credit card transactions as a component of interest, fees and other expense, net.  Credit card fees increased by $250,200 to $777,500 for the first six months of fiscal 2004 compared to $527,300 for the first six months of fiscal 2003.  This increase is primarily due to increased consumer sales and increased credit card use by commercial customers.

Income before provision for income taxes decreased $504,900 or 13% to $3.2 million for the first six months of fiscal 2004 compared to $3.7 million for the first six months of fiscal 2003.  The effective tax rate for fiscal 2004 and 2003 was 39.0% and 38.5%, respectively.  The effective tax rate for the six-month period increased due to minor changes in the relationship between non-deductible expenses and taxable income.  Net income and earnings per share (diluted) for the first six months of fiscal 2004 both decreased 14% compared to the first six months of fiscal 2003. Not including the $3.1 million benefit from insurance proceeds, net income and earnings per share (diluted) decreased 95% and 94% compared to the first six months of fiscal 2003.

Liquidity and Capital Resources

We generated $8.0 million of net cash from operating activities in the first six months of fiscal 2004 compared to $7.3 million in the first six months of fiscal 2003.  In the first six months of fiscal 2004, our cash flow from operations was driven largely by a decrease in prepaid expenses and other current assets as a result of $7.3 million in cash received from our insurance carrier related to the disaster and a large increase in trade accounts payable, partially offset by a significant increase in product inventory which is necessary to support the increased sales volume and a small increase in trade accounts receivable. Cash on hand of $5.1 million at September 28, 2003 will be used primarily for operating expenses, normal capital expenditures and continuing disaster related rebuild expenditures.  The rebuild of the Global Logistics Center began in the second quarter and we expect it to be completed by the end of the fiscal year.  We currently expect this rebuild to be fully funded by the insurance proceeds we have received.  Net cash used in investing activities was $2.0 million for the first six months of fiscal 2004 compared to $2.5 million for the first six months of fiscal 2003, both representing the acquisition of property and equipment.  Net cash used by financing activities was $869,700 for the first six months of fiscal 2004 compared to $5.3 million for the first six months of fiscal 2003. Included in cash flows from financing activities and pursuant to our stock buyback program, 112,900 shares of our outstanding common stock was purchased for $754,400, or an average price of $6.68 per share. The Board of Directors has authorized the purchase of up to 450,000 shares.  Also, on June 5, 2003, we completed a stock option repurchase program at which time options for 743,545 shares were repurchased and cancelled, resulting in a cash payment of $512,000 (see Note 3 to the Financial Statements), which is included in operating activities.

Effective September 30, 2003, we established a $30 million revolving line of credit facility with Wachovia Bank, National Association and SunTrust Bank, replacing our previously existing $30 million revolving credit facility with another lender.  This new facility has a three-year term expiring September 2006, is unsecured and interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1½% to 2%.  The facility is subject to a borrowing base and certain financial covenants, conditions and representations.  Management believes that all covenants were complied with related to both the new and old facilities at September 28, 2003.  There were no draws on the revolving line of credit during the second quarter.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of September 28, 2003:

Payment Due by Fiscal Year Ending

	Total	2004	2005	2006	2007	2008 and thereafter

Long-term debt	$5,836,300	$175,500	$4,647,500	$137,600	$216,300	$659,400
Revolving credit facility	—	—	—	—	—	—
Operating leases (see Note 8)	1,384,100	270,300	551,400	562,400	—	—
Operating sublease-office (see Note 8)	920,000	690,000	230,000	—	—	—
Construction contracts	1,165,500	1,165,500	—	—	—	—
Other commitment	225,100	225,100	—	—	—	—
Total contractual cash obligations	$9,531,000	$2,526,400	$5,428,900	$700,000	$216,300	$659,400

We also entered into a sublease for approximately 84,000 square-feet of temporary office space to accommodate displaced employees as a result of the disaster.  This sublease expires May 31, 2004.  The monthly rental fee is approximately $115,000.

Effective October 29, 2003, we entered into a lease for this same office space beginning June 1, 2004 and expiring May 31, 2007.  However, the lease can be terminated by us by giving twelve months written notice us at any time after June 1, 2004.  The monthly rental fee will range from $112,000 to $117,000 throughout the lease term.  The rental fee for this space will be charged to operations beginning in June 2004.

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

Item 4 – Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that the system was operating effectively to ensure appropriate disclosure.

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

None

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The information regarding the submission of matters to a vote of security holders, set forth on page 15 of the Company’s quarterly report on Form 10-Q for the three months ended June 29, 2003, filed August 13, 2003, is incorporated herein by reference.

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a) EXHIBITS:

4.1

Credit Agreement effective as of September 30, 2003, by and among (a) TESSCO Technologies Incorporated, Cartwright Communications Company, TESSCO Service Solutions, Inc., TESSCO Incorporated, Wireless Solutions Incorporated and TESSCO Business Services LLC and (b) Wachovia Bank, National Association and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 30, 2003).

10.1	Agreement of Lease by and between Atrium Building, LLC and TESSCO Technologies Incorporated

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

(b): REPORTS ON FROM 8-K Current Report on Form 8-K dated July 23, 2003, which included a press release announcing the Company’s first quarter fiscal 2003 financial results.

Current Report on Form 8-K dated August 27, 2003, which included a press release announcing the final settlement of the disaster insurance claim.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date: November 12, 2003	By:	/s/Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)