Form 10-Q
period 2003-12-28
TESSCO TECHNOLOGIES INC
filed 2004-02-11
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of February 6, 2004 was 4,428,481.

TESSCO Technologies Incorporated

Part I – Financial Information

Item 1 – Financial Statements

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 28, 2003	March 30, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,175,900	$—
Trade accounts receivable, net	43,543,900	32,216,000
Insurance receivable from disaster	—	7,248,100
Product inventory	37,443,800	26,639,700
Deferred tax asset	2,258,600	2,258,600
Prepaid expenses and other current assets	2,617,000	3,606,300
Total current assets	90,039,200	71,968,700

PROPERTY AND EQUIPMENT, net	26,451,200	24,876,900
GOODWILL, net	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	1,185,600	940,200
Total assets	$120,128,200	$100,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$48,597,800	$27,474,200
Accrued expenses and other current liabilities	6,516,400	8,577,800
Revolving credit facility	—	—
Current portion of long-term debt	497,200	372,800
Total current liabilities	55,611,400	36,424,800

DEFERRED TAX LIABILITY	3,240,600	3,240,600
LONG-TERM DEBT, net of current portion	5,262,800	5,660,800
OTHER LONG-TERM LIABILITIES	1,198,000	926,000
Total liabilities	65,312,800	46,252,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,400	48,300
Additional paid-in capital	22,191,100	22,040,100
Treasury stock, at cost	(4,547,000)	(3,792,600)
Retained earnings	37,122,900	35,690,000
Total shareholders’ equity	54,815,400	53,985,800
Total liabilities and shareholders’ equity	$120,128,200	$100,238,000

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$93,131,700	$65,010,300	$245,051,300	$204,521,300
Cost of goods sold	73,185,200	48,639,200	188,535,300	150,820,100

Gross profit	19,946,500	16,371,100	56,516,000	53,701,200

Selling, general and administrative expenses	18,067,500	15,545,200	53,506,100	48,470,500
Restructuring charges	2,285,700	—	2,285,700	—
Benefit from insurance proceeds	—	—	(3,054,000)	—
	20,353,200	15,545,200	52,737,800	48,470,500

(Loss) income from operations	(406,700)	825,900	3,778,200	5,230,700

Interest, fees and other expense, net	483,100	319,600	1,429,300	980,800

(Loss) income before provision for income taxes	(889,800)	506,300	2,348,900	4,249,900

(Benefit from) provision for income taxes	(347,000)	194,900	916,000	1,636,200

Net (loss) income	$(542,800)	$311,400	$1,432,900	$2,613,700

Basic (loss) earnings per share	$(0.12)	$0.07	$0.32	$0.58

Diluted (loss) earnings per share	$(0.12)	$0.07	$0.32	$0.58

Basic weighted average shares outstanding	4,420,300	4,516,700	4,435,700	4,512,700

Diluted weighted average shares outstanding	4,420,300	4,516,700	4,455,600	4,527,000

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 28, 2003	December 29, 2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,432,900	$2,613,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,989,400	3,089,400
Provision for bad debts	487,400	287,900
Non-cash restructuring charges	2,023,400	—
Deferred income taxes and other	(18,400)	57,100
Increase in trade accounts receivable	(11,815,300)	(2,651,000)
(Increase) decrease in product inventory	(10,804,100)	7,804,900
Decrease (increase) in prepaid expenses and other current assets	7,306,400	(2,241,400)
Increase in trade accounts payable	21,123,600	2,243,700
Decrease in accrued expenses and other current liabilities	(3,261,400)	(1,814,300)
Net cash provided by operating activities	9,463,900	9,390,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,411,100)	(4,070,400)
Net cash used in investing activities	(4,411,100)	(4,070,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under revolving credit facility	—	(5,408,000)
Payments on long-term debt	(273,600)	(294,900)
Proceeds from issuance of stock	151,100	103,400
Purchase of treasury stock	(754,400)	—
Net cash used in financing activities	(876,900)	(5,599,500)

Net increase (decrease) in cash and cash equivalents	4,175,900	(279,900)

CASH AND CASH EQUIVALENTS, beginning of period	—	505,100

CASH AND CASH EQUIVALENTS, end of period	$4,175,900	$225,200

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements
December 28, 2003

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

Note 2.  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 3.  Stock Options Granted to Employees and Stock Option Repurchase Program

In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (SFAS No. 148).  SFAS No. 148 amends the transition and disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company has used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, to date, no compensation expense, except as noted below as a result of the recently completed stock option repurchase program, has actually been recognized for the Company’s stock options because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

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

As noted above, for purposes of the pro-forma disclosures required by SFAS No. 123, the estimated fair value of each option, as determined as of the date of grant, is amortized as compensation expense over the option vesting period, provided the option remains outstanding.  However, under the provisions of SFAS No. 123 when an option is repurchased, it is no longer outstanding and the then unamortized portion of its value as had been determined at the grant date, is recognized as compensation expense at the date of repurchase for pro-forma purposes.  Accordingly, although the amount actually paid by the Company for the repurchased options on the basis of a discounted current Black-Scholes calculation was $510,000 ($312,000 net of tax), the unamortized compensation expense of these same options, based on the Black-Scholes calculation fixed at grant, is approximately $1.7 million, net of tax.  For pro-forma purposes under SFAS No. 123, the latter amount was recognized in the first quarter of fiscal 2004.  If the Company had not repurchased these options, this same $1.7 million would have to instead be expensed for pro-forma purposes over the remaining vesting period of the options, primarily fiscal years 2004 and 2005, assuming no significant changes in the option plan or the employment of the option holders.  Therefore, pro-forma expense for fiscal years 2004 and 2005 will be significantly reduced compared to the pro-forma expense had the Company not completed the option repurchase, again assuming no significant changes in the option plan or the employment of the option holders.

The Company’s pro-forma information is as follows for the periods ended December 28, 2003 and December 29, 2002 (in thousands):

	Fiscal Quarters Ended		Nine Months Ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002

Net income (loss), as reported	$(543)	$311	$1,433	$2,614
Compensation expense included in net income, net of tax	18	—	334	—
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	—	—	(1,660)	—
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(43)	(338)	(288)	(1,084)
Pro-forma income (loss)	$(568)	$(27)	$(181)	$1,530

Basic earnings (loss) per share, as reported	$(0.12)	$0.07	$0.32	$0.58
Pro-forma basic earnings (loss) per share	(0.13)	(0.01)	(0.04)	0.34

Diluted earnings (loss) per share, as reported	$(0.12)	$0.07	$0.32	$0.58
Pro-forma diluted earnings (loss) per share	(0.13)	(0.01)	(0.04)	0.34

Note 4.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Nine Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Basic weighted average common shares outstanding	4,420,300	4,516,700	4,435,700	4,512,700
Effect of dilutive common equivalent shares	—	—	19,900	14,300
Diluted weighted average shares outstanding	4,420,300	4,516,700	4,455,600	4,527,000

Options to purchase 507,375 shares of common stock at a weighted average exercise price of $12.81 per share were outstanding as of December 28, 2003, but the common equivalent shares were not included in the computation of diluted earnings per share as the Company incurred a net loss for the quarter ended December 28, 2003, and therefore, including such options would have been antidilutive.

Note 5.  Benefit from Insurance Proceeds

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

As a result, the Company recorded a $3.1 million benefit from insurance proceeds during the second quarter of fiscal 2004.  Of this amount, $1.7 million is related to business interruption insurance and the remaining $1.4 million represented the gain on assets destroyed in the disaster, net of fees and deductibles.  The Company previously recognized a $1.3 million gain from business interruption insurance proceeds in the fourth quarter of fiscal 2003.

Also, as part of this final settlement, the Company received funds to be used for future disaster related expenses, primarily temporary office space and related expenses, as well as relocation costs.  This amount, which totaled $1.1 million as of December 28, 2003, is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

Note 6.  Line of Credit Facility

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

Note 7.  Stock Buyback Program

On April 28, 2003, the Company’s Board of Directors approved a share buyback program, authorizing the purchase of up to 450,000 shares of its outstanding common stock. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  As of December 28, 2003, the Company had purchased 112,900 shares for $754,400, or an average of $6.68 per share.

Note 8.  Business Segments

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Accounting policies for measuring segment gross profit and inventory are substantially consistent with those described in Note 2 to the Company’s March 30, 2003 audited financial statements.  Product delivery revenue and certain minor cost of sales expenses have been allocated to each segment based on a percentage of revenues and gross profit to agree to financial statement revenue and gross profit.  The below segment information has been presented under the new segment organization; in addition, prior periods have been restated to conform to the new segment organization.

Segment activity for the periods ended December 28, 2003 and December 29, 2002 is as follows:

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Three months ended December 28, 2003
Revenue-Commercial	$30,310	$15,074	$14,208	$59,592
Revenue-Affinity Consumer Direct	—	33,540	—	33,540
Revenue-Total	30,310	48,614	14,208	93,132

Gross Profit-Commercial	7,962	3,758	3,656	15,376
Gross Profit-Affinity Consumer Direct	—	4,571	—	4,571
Gross Profit-Total	7,962	8,329	3,656	19,947

Product Inventory	15,474	16,923	5,047	37,444

Three months ended December 29, 2002
Revenue-Commercial	$22,937	$12,669	$13,976	$49,582
Revenue-Affinity Consumer Direct	—	15,428	—	15,428
Revenue-Total	22,937	28,097	13,976	65,010

Gross Profit-Commercial	5,851	3,255	3,659	12,765
Gross Profit-Affinity Consumer Direct	—	3,606	—	3,606
Gross Profit-Total	5,851	6,861	3,659	16,371

Product Inventory	13,636	11,370	5,670	30,676

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine months ended December 28, 2003
Revenue-Commercial	$86,252	$43,486	$38,469	$168,207
Revenue-Affinity Consumer Direct	—	76,844	—	76,844
Revenue-Total	86,252	120,330	38,469	245,051

Gross Profit-Commercial	21,564	10,988	10,206	42,758
Gross Profit-Affinity Consumer Direct	—	13,758	—	13,758
Gross Profit-Total	21,564	24,746	10,206	56,516

Product Inventory	15,474	16,923	5,047	37,444

Nine months ended December 29, 2002
Revenue-Commercial	$75,811	$40,310	$47,539	$163,660
Revenue-Affinity Consumer Direct	—	40,861	—	40,861
Revenue-Total	75,811	81,171	47,539	204,521

Gross Profit-Commercial	19,548	10,037	12,916	42,501
Gross Profit-Affinity Consumer Direct	—	11,200	—	11,200
Gross Profit-Total	19,548	21,237	12,916	53,701

Product Inventory	13,636	11,370	5,670	30,676

Note 9.  Restructuring Charges

On October 21, 2003, the Company announced a major program designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth.  The cost of this program, which primarily consisted of termination charges, was $164,000 and was expensed in the third quarter.  There were 21 employees terminated as a result of this program.  Also during the quarter, the Company consolidated its distribution operations from three facilities to two.  Consolidation charges of $2.1 million, which are based on current assumptions, represent exit costs, including asset write-offs and the present value of the continuing lease obligation associated with the vacated facility.  Due to current real estate market conditions and the short remaining lease term, the Company does not expect to be able to sub-lease this facility. These profitability program costs and facility consolidation charges, which total $2.3 million in the aggregate, are included as restructuring charges on the Company’s Consolidated Income Statement for the periods ended December 29, 2003.  The Company has recorded a $1.2 million liability on its Consolidated Balance Sheet, representing the current present value of continuing lease obligations related to this vacated facility.

Note 10.  Commitment

Following the October 12, 2002 disaster, the Company relocated its sales, marketing and administrative offices to a subleased location nearby its Global Logistics Center.  The sublease for this space expires May 31, 2004; and the Company has entered into a direct lease for this space for a term beginning June 1, 2004 and expiring May 31, 2007.  However, the lease can be terminated by the Company by giving twelve months written notice at any time after June 1, 2004.  The monthly rental fee will range from $112,000 to $117,000 throughout the lease term.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 30, 2003.

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Revenues increased by $28.1 million, or 43%, to $93.1 million for the third quarter of fiscal 2004 compared to $65.0 million for the third quarter of fiscal 2003.  Revenues from mobile devices and accessories increased 73%, revenues from network infrastructure products increased 32%, and test and maintenance products increased 2%.  Network infrastructure, mobile devices and accessories, and test and maintenance products accounted for approximately 33%, 52% and 15%, respectively, of revenues during the third quarter of fiscal 2004, as compared to 35%, 43% and 22%, respectively, of revenues during the third quarter of fiscal 2003.  We experienced revenue growth in our systems operators, dealers and resellers, and consumer market categories, partially offset by a decrease in revenue from our international category.  Systems operators, dealers and resellers, consumers, and international users accounted for approximately 31%, 31%, 36% and 2%, respectively, of revenues during the third quarter of fiscal 2004, compared to 35%, 38%, 24% and 3%, respectively, of revenues during the third quarter of fiscal 2003.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, as well as growth in our commercial business. The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile USA affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile USA accounted for approximately 33% of total revenues in the third quarter.  Commercial revenues for mobile devices and accessories increased 19% over the third quarter of fiscal 2003, due in part to enhanced merchandising and packaging programs and an increase in data product sales.

We believe that pent up demand for improved mobile phone coverage and new broadband technologies led to increased capital spending compared to the third quarter of the prior year, which resulted in the increase in sales of our network infrastructure products.  We also believe that increased spending in homeland security and public safety at the federal, state and local levels have contributed to increased network infrastructure sales.  Although we see signs that the market for infrastructure products is stabilizing, there can be no assurances that this trend will continue.

The small increase in installation, test and maintenance revenues is primarily attributable to increased sales of test equipment and tools and shop supplies, partially offset by decreases in our selling prices of repair and replacement parts pursuant to our relationship with Nokia, Inc., in which we supply these materials to Nokia Inc.’s authorized service centers in the United States.

Our on-going ability to earn revenues from customers and vendors looking to us for product and supply chain solutions, including T-Mobile USA and Nokia Inc., is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  We believe that in order to achieve our stated goal of increasing market share through these and our other vendor and customer relationships, we must focus on achieving a higher share of current product categories purchased by our customers, both large and small; on expanding the product categories purchased by these customers; and on continuing to acquire and sell more customers, on a monthly basis.  In addition, the agreements or arrangements on which these affinity relationships are based are typically of limited duration, and are terminable by either party upon several months notice.  These affinity relationships could also be affected by wireless carrier consolidation.  We are conscious of these possibilities and are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these relationships.  Thus far, we believe that we have been successful in these efforts, but there can be no assurance that we will continue to be successful in this regard in the future.

Gross profit increased by $3.6 million, or 22%, to $19.9 million for the third quarter of fiscal 2004 compared to $16.4 million for the third quarter of fiscal 2003.  Gross profit margin percent decreased to 21.4% for the third quarter of fiscal 2004 compared to 25.2% for the third quarter of fiscal 2003.  Gross profit margin percentage decreased for all product segments.  The largest decrease in gross profit margin occurred in mobile devices and accessories and was primarily attributable to the expansion of the T-Mobile USA relationship discussed above, which operates at lower than historical gross profit margin percents.  The decreases in gross profit margin for our network infrastructure and installation, test and maintenance products were primarily due to product mix.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $2.5 million, or 16%, to $18.1 million for the third quarter of fiscal 2004 compared to $15.5 million for the third quarter of fiscal 2003. The increase in these expenses is attributable to higher fulfillment costs driven by increased shipment volumes, primarily due to the increase in our consumer business; to increased marketing expenses designed to drive current and future commercial revenues; to increased facility costs related to the opening of our Reno, Nevada Americas Logistics Center in June 2003; and was partially offset by the results of our productivity and profitability program which was initiated at the beginning of the third quarter. This program was designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth and included a restructuring of our organization, policies and processes, and a consolidation of facilities.  Selling, general and administrative expense savings and minor pricing adjustments related to this program totaled approximately $600,000 in the third quarter, and were primarily a result of a people count reduction, due to the termination of 21 employees, and other productivity improvements.  We expect most of these cost savings to continue in future periods; however, a portion of these savings will be offset by expenditures for future growth initiatives.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, included in selling, general and administrative expenses is a provision for bad debts of $362,500 for the quarter ended December 28, 2003, compared to $104,500 for the quarter ended December 29, 2002.

Total selling, general and administrative expenses decreased as a percentage of revenues to 19.4% for the third quarter of fiscal 2004 from 23.9% for the third quarter of fiscal 2003.

Also related to the productivity program, we recorded $2.3 million in restructuring charges during the third quarter.  This charge consists of $164,000 in severance pay and other minor costs to implement the productivity and profitability program discussed above and a $2.1 million charge relating to the consolidation of our distribution facilities from three to two.  The facility consolidation portion of the charge is based on current assumptions, and represents exit costs, including asset write-offs, as well as the present value of a continuing facility lease obligation.  Due to current real estate market conditions, and the short remaining lease term, we currently do not expect to be able to sub-lease the vacated facility.  Beginning in the fourth quarter, we expect to realize selling, general and administrative expenses savings of approximately $250,000 per quarter relating to the facility consolidation, which will be offset by additional rent expense discussed in the following paragraph.  Restructuring charges related to the present value of the continuing facility lease obligation will be paid monthly through March 2006, and will be funded from cash flow from operations, if available, or from our revolving credit facility.  We currently have a $1.2 million liability for the present value of continuing lease obligations related to this vacated facility on our Consolidated Balance Sheet.

As a result of the October 12, 2002 disaster, we relocated our sales, marketing and administrative offices to a subleased location nearby our Global Logistics Center.  Beginning in June of fiscal 2005, we will be incurring approximately $500,000 per quarter in rent and related expenses associated with this leased facility.  The rent for this facility has been and will continue to be funded by insurance proceeds through May 2004, and therefore is not included in selling, general and administrative expenses (see Note 5 to the Financial Statements and Summary Disclosures about Contractual Obligations and Commercial Commitments).

Income (loss) from operations, which includes the $2.3 million of restructuring charges mentioned above, decreased by $1.2 million or 149%, to ($406,700) for the third quarter of fiscal 2004 compared to $825,900 for the third quarter of fiscal 2003.  The operating income margin decreased to (0.4%) for the third quarter of fiscal 2004 compared to 1.3% for the third quarter of fiscal 2003.

Net interest, fees and other expense increased by $163,500 or 51%, to $483,100 for the third quarter of fiscal 2004 compared to $319,600 for the third quarter of fiscal 2003.  This increase is due to an increase in credit card fees driven by increased consumer sales and increased credit card use by commercial customers.

Income (loss) before provision for income taxes decreased by $1.4 million or 276%, to ($889,800) for the third quarter of fiscal 2004 compared to $506,300 for the third quarter of fiscal 2003.  The effective tax rates in the third quarter for fiscal years 2004 and 2003 were 39.0% and 38.5%, respectively.  The effective tax rate for the quarter increased due to minor changes in the relationship between non-deductible expenses and taxable income.  Net income and earnings per share (diluted) for the third quarter of fiscal 2004 decreased 274% and 271%, respectively, compared to the third quarter of fiscal 2003.

First Nine Months of Fiscal 2004 Compared to First Nine Months of Fiscal 2003

Revenues increased by $40.5 million, or 20%, to $245.1 million for the first nine months of fiscal 2004 compared to $204.5 million for the first nine months of fiscal 2003.  Revenues from mobile devices and accessories increased 48% and revenues from network infrastructure products increased 14%.  These increases were partially offset by a 19% decrease in revenues from test and maintenance products. Network infrastructure, mobile devices and accessories, and test and maintenance products accounted for approximately 35%, 49% and 16%, respectively, of revenues during the first nine months of fiscal 2004 as compared to 37%, 40% and 23%, respectively, during the first nine months of fiscal 2003.  We experienced revenue growth in our systems operators, dealers and resellers, and consumer market categories, partially offset by a decrease in revenue in our international category.  System operators, resellers, consumer, and international users accounted for approximately 33%, 33%, 32% and 2%, respectively, of revenues during the first nine months of fiscal 2004 as compared to 38%, 40%, 20% and 2%, respectively, of revenues during the first nine months of fiscal 2003.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, as well a smaller growth in our commercial business. The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile USA affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile USA accounted for approximately 28% of total revenues in the first nine months.  Commercial revenues for mobile devices and accessories increased 8% over the nine-month period of fiscal 2003, due in part to enhanced merchandising and packaging programs and an increase in data product sales.

We believe that pent up demand for improved mobile phone coverage and new broadband technologies led to increased capital spending, which resulted in the increase in sales of our network infrastructure products.  We also believe that increased spending in homeland security and public safety at the federal, state and local levels have contributed to increased network infrastructure sales.  Although we see signs that the market for infrastructure products is stabilizing, there can be no assurances that this trend will continue.

The decline in installation, test and maintenance revenues is primarily attributable to a significant decrease in our selling prices of repair and replacement parts pursuant to our relationship with Nokia, Inc., in which we supply these materials to Nokia Inc.’s authorized service centers in the United States.

Gross profit increased by $2.8 million or 5%, to $56.5 million for the first nine months of fiscal 2004 compared to $53.7 million for the first nine months of fiscal 2003. The gross profit margin percent decreased to 23.1% for the first nine months of fiscal 2004 compared to 26.3% for the first nine months of fiscal 2003. The largest decrease in gross profit margin occurred in mobile devices and accessories and was primarily attributable to the expansion of the T-Mobile USA relationship discussed above, which operates at lower than historical gross profit margin percents.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.  Also, during the first nine months of fiscal 2003, inventory valuation adjustments increased over the prior year period by approximately $1.1 million, which negatively affected gross profit and accordingly gross profit margin percent.

Total selling, general and administrative expenses increased by $5.0 million, or 10%, to $53.5 million for the first nine months of fiscal 2004 compared to $48.5 million for the first nine months of fiscal 2003. The increase in these expenses is attributable to higher fulfillment costs driven by increased shipment volumes, primarily due to the increase in our consumer business; to increased people and marketing expenses designed to drive current and future commercial revenues; to increased facility costs related to the opening of our Reno, Nevada Americas Logistics Center in June 2003; to increased investment in information technology; and was partially offset by the results of our productivity and profitability program which was initiated at the beginning of the third quarter.  This program was designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth and included a restructuring of our organization, policies and processes, and a consolidation of facilities.  Selling, general and administrative expense savings and minor pricing adjustments related to this program totaled approximately $600,000 in the third quarter, and were primarily a result of a people count reduction, due to the termination of 21 employees, and other productivity improvements.  We expect most of these cost savings to continue in future periods; however, a portion of these savings will be offset by expenditures for future growth initiatives.

We continually evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, included in selling, general and administrative expenses is a provision for bad debts of $637,400 for the first nine months ended December 28, 2003 (not including the effect of a more favorable than anticipated resolution of a customer collection issue during the first quarter) compared to $287,900 for the first nine months ended December 29, 2002.

Total selling, general and administrative expenses decreased as a percentage of revenues to 21.8% for the first nine months of fiscal 2004 from 23.7% for the first nine months of fiscal 2003.

Also related to the productivity program, we recorded $2.3 million in restructuring charges during the third quarter.  This charge consists of $164,000 in severance pay and other minor costs to implement the productivity and profitability program discussed above and a $2.1 million charge relating to the consolidation of our distribution facilities from three to two.  The facility consolidation portion of the charge is based on current assumptions, and represents exit costs, including asset write-offs, as well as the present value of a continuing facility lease obligation.  Due to current real estate market conditions, and the short remaining lease term, we currently do not expect to be able to sub-lease the vacated facility.  Beginning in the fourth quarter, we expect to realize selling, general and administrative expenses savings of approximately $250,000 per quarter relating to the facility consolidation, which will be offset by additional rent expense discussed in the following paragraph.  Restructuring charges related to the present value of the continuing facility lease obligation will be paid monthly through March 2006, and will be funded from cash flow from operations, if available, or from our revolving credit facility.  We currently have a $1.2 million liability for the present value of continuing lease obligations related to this vacated facility on our Consolidated Balance Sheet.

Certain selling, general and administrative expenses have also been affected as a result of the October 12, 2002 disaster.  Depreciation expense has decreased as assets destroyed in the disaster are no longer being depreciated.  Most of the assets destroyed in the disaster have been replaced and were primarily placed in service near the end of the third quarter as our Global Logistics Center rebuild was completed.  The depreciation decrease from the disaster was also partially offset by the opening of our Reno, Nevada facility in June 2003.  Also as a result of the disaster, we relocated our sales, marketing and administrative offices to a subleased location nearby our Global Logistics Center.  Beginning in June of fiscal 2005, we will be incurring approximately $500,000 per quarter in rent and related expenses associated with this leased facility.  The rent for this facility has been and will continue to be funded by insurance proceeds through May 2004, and therefore is not included in selling, general and administrative expenses (see Note 5 to the Financial Statements and Summary Disclosures about Contractual Obligations and Commercial Commitments).

We recorded a benefit from insurance proceeds during the first nine months of the fiscal year of $3.1 million, representing the final settlement of insurance claims from the October 12, 2002 disaster.

Income from operations decreased by $1.5 million, or 28%, to $3.8 million for the first nine months of fiscal 2004, including the $3.1 million benefit from insurance proceeds and the $2.3 million in restructuring charges, compared to $5.2 million for the first nine months of fiscal 2003.  The operating income margin decreased to 1.5% for the first nine months of fiscal 2004 compared to 2.6% for the first nine months of fiscal 2003.

Net interest, fees and other expense increased by $448,500 or 46%, to $1.4 million for the first nine months of fiscal 2004 compared to $980,800 for the first nine months of fiscal 2003.  This increase is due to increased credit card fees due to increased sales to consumers and increased use of credit cards by commercial customers, partially offset by lower interest rates and a reduction in borrowings on our revolving credit facility.

Income before provision for income taxes decreased $1.9 million or 45% to $2.3 million for the first nine months of fiscal 2004 compared to $4.2 million for the first nine months of fiscal 2003.  The effective tax rate for fiscal 2004 and 2003 was 39.0% and 38.5%, respectively.  The effective tax rate for the nine-month period increased due to minor changes in the relationship between non-deductible expenses and taxable income.  Net income and earnings per share (diluted) for the first nine months of fiscal 2004 both decreased 45% compared to the first nine months of fiscal 2003.

Liquidity and Capital Resources

We generated $9.5 million of net cash from operating activities in the first nine months of fiscal 2004 compared to $9.4 million in the first nine months of fiscal 2003.  In the first nine months of fiscal 2004, our cash flow from operations was driven largely by a decrease in prepaid expenses and other current assets and a large increase in trade accounts payable, partially offset by a significant increase in product inventory, and a significant increase in trade accounts receivable.  The decrease in prepaid expenses and other current assets is primarily a result of $7.3 million in cash proceeds received from our insurance carrier related to the disaster. The large increase in accounts payable is largely a result of increased inventory purchases in the third quarter.  These inventory purchases were necessary to support increased sales volumes and are related to all lines of business, but primarily to the Consumer Mobile Devices and Accessories business.  In most cases, we have negotiated open payment terms with our vendors and manufacturers.  We negotiate the duration of these payment terms when establishing and/or renewing relationships with vendors and manufacturers and attempt to balance the payment terms with other factors such as pricing, availability of competitive products and anticipated demand.  The timing of payments related to past purchases and the amount of future inventory purchases will create periodic increases and decreases in the accounts payable balance.  Trade accounts receivable grew significantly due to increased sales to our customers, many of whom maintain accounts with open terms.

Net cash used in investing activities was $4.4 million for the first nine months of fiscal 2004 compared to $4.1 million for the first nine months of fiscal 2003, both representing the acquisition of property and equipment.  Net cash used by financing activities was $876,900 for the first nine months of fiscal 2004 compared to $5.6 million for the first nine months of fiscal 2003.  During the first nine months of fiscal 2004, pursuant to our stock buyback program, 112,900 shares of our outstanding common stock was purchased for $754,400 or an average price of $6.68 per share.  The Board of Directors has authorized the purchase of up to 450,000 shares.  Also, on June 5, 2003, we completed a stock option repurchase program at which time options for 743,545 shares were repurchased and cancelled, resulting in a cash payment of $512,000 (see Note 3 to the Financial Statements).

Effective September 30, 2003, we established a $30 million revolving line of credit facility with Wachovia Bank, National Association and SunTrust Bank, replacing our previously existing $30 million revolving credit facility with another lender.  This new facility has a three-year term expiring September 2006, is unsecured and interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1½% to 2%.  The facility is subject to a borrowing base and certain financial covenants, conditions and representations.  Management believes that all covenants were complied with at December 28, 2003.  There were no outstanding borrowings on this credit facility at December 28, 2003.

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

Inventories.  Inventories are stated at the lower of cost or market. Write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.  Inventory obsolescence reserves are maintained based on our estimates, historical experience and forecasted demand for our products.  A material change in these estimates could adversely impact our results from operations.

Allowance for Doubtful Accounts.  We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its customer base.  Typical payments from commercial customers are due 30 days from the date of the invoice.  We charge-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.  Although we believe that the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s creditworthiness, or against defaults that are higher than what has been experienced historically. If our estimate of this allowance is understated, it could have an adverse impact on our results of operations.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 28, 2003:

		Payment Due by Fiscal Year Ending
	Total	2004	2005	2006	2007	2008 and thereafter

Long-term debt, including current portion	$5,760,000	$99,200	$4,647,500	$137,600	$216,300	$659,400
Revolving credit facility	—	—	—	—	—	—
Operating leases (see Note 9)	1,249,000	135,200	551,400	562,400	—	—
Operating lease-office (see Note 10)	1,955,000	345,000	1,380,000	230,000	—	—
Other commitment	225,100	225,100	—	—	—	—
Total contractual cash obligations	$9,189,100	$804,500	$6,578,900	$930,000	$216,300	$659,400

Forward-Looking Statements

This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. Our future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Such factors include, but are not limited to, the following: our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; the effect that the loss of certain customers or vendors could have on our net profits; economic conditions that may impact customers’ ability to fund purchases of our products and services; the possibility that unforeseen events could impair our ability to service customers promptly and efficiently, if at all; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; existing competition from national and regional distributors and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; and continuing changes in the wireless communications industry, including risks associated with conflicting technologies, changes in technologies, inventory obsolescence, consolidation among wireless carriers and other, and evolving Internet business models and the resulting competition. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

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

None

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits:

4.1

Credit Agreement effective as of September 30, 2003, by and among (a) TESSCO Technologies Incorporated, Cartwright Communications Company, TESSCO Service Solutions, Inc., TESSCO Incorporated, Wireless Solutions Incorporated and TESSCO Business Services LLC and (b) Wachovia Bank, National Association and SunTrust Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 3, 2003).

10.1

Agreement of Lease By and Between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003.)

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

(b): REPORTS ON Form 8-K

Current Report on Form 8-K filed October 22, 2003, announcing the Company’s second quarter fiscal 2004 financial results.

Current Report on Form 8-K filed October 3, 2003, announcing a new a $30 million revolving line of credit facility.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	February 11, 2004	By:	/s/Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)