Form 10-K
period 2004-03-28
TESSCO TECHNOLOGIES INC
filed 2004-06-17
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Stock Market as of September 28, 2003, was $33,668,480.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of June 1, 2004, was 4,440,888.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Shareholders scheduled to be held July 22, 2004, are incorporated by reference into Part III.

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

Our operational platform, which we refer to as our Knowledge, Configuration, Delivery and Control System (KCDCTM), allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987 and have been listed on the NASDAQ Stock Market (symbol: TESS) since 1994.  Today, we operate 24 hours a day, seven days a week, under ISO 9001:2000 registration.  Our Global Logistics Center in Hunt Valley, Maryland, and Americas Logistics Center in Reno, Nevada, configure orders for complete, on-time delivery throughout the world.  The Americas Logistics Center became operational in June 2003 and serves to extend our capabilities and presence and also provides substantial information technology redundancy to our corporate headquarters and network operating center in Hunt Valley, Maryland.  Our solution offering, consisting of over 34,000 items from approximately 450 manufacturers, falls within the broad categories of network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

We currently serve approximately 9,400 commercial customers and 34,500 consumers per month, including a diversified mix of cellular, PCS and paging carriers, wireless ISPs, fixed broadband and mobile dispatch operators, infrastructure site owners, contractors and integrators, wireless dealers, value-added resellers, retailers, self-maintained users, governments and consumers.

Products and Services

We identify, select, present, market, sell, supply, and support products and services required to design, build, run, maintain and use a wireless system. We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to $60,000 and gross profit margins ranging from less than 5% to over 80%. During fiscal 2004, we offered over 34,000 stock keeping units (SKUs), classified into three business segments: network infrastructure, mobile devices and accessories and installation, test and maintenance products, which accounted for approximately 32%, 53% and 15% of revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting and logistics integration. Mobile devices and accessory products include cellular telephones, pagers and two-way radios and related accessories, such as replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, such as providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians.   For more detailed financial information regarding our business segments, for each of the past three fiscal years, see Note 10 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

While we principally provide manufacturer brand-name products, a variety of products, which are primarily subscriber accessory products and infrastructure accessory components, are developed and offered under a TESSCO-owned brand, Wireless Solutions®. We have incurred no significant research and development expenditures in each of the last three fiscal years.

Our products are sold as part of integrated product plus supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control (KCDCTM). Knowledge solutions include product choice comparison, with comprehensive specifications organized by product, not manufacturer, reinforced by engineering, sales and technical support staff and hands-on training programs. Configuration services are comprised of customized product kitting, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale.  Our delivery system allows the customer to select 1-, 3- or 5-day “just-in-time” delivery, to specific delivery locations, designed to eliminate the customer’s need for staging and warehousing. We guarantee on-time, complete and error-free delivery. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product and usage tracking and history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow customers to return a product for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 5% of revenues in each of the past three fiscal years.

As of March 28, 2004, we offered products purchased from approximately 450 manufacturers. A substantial portion of our purchases are concentrated with a small number of vendors.  Approximately 40% of our fiscal 2004 revenues were generated by the sale of products purchased from our top ten vendors, with products purchased from T-Mobile USA (T-Mobile), our largest vendor, and sold to customers reached through our affinity relationship with T-Mobile, generating approximately 29% of our revenue. Although we do not maintain long-term supply contracts with our vendors, including T-Mobile, we believe that, for other than those products purchased by us as part of this and other affinity relationships as described below, alternative sources of supply are available for many of the product types we carry.

We purchase wireless phones that we serialize, package, kit, deliver and sell to consumers and other end-users through our affinity relationship with T-Mobile.  This relationship is an e-commerce, complete supply-chain relationship and, therefore, we have no alternative sources of supply and our purchases, and ultimately our resale, of these products is dependent upon the continuation of this affinity relationship with T-Mobile.  Sales of T-Mobile products accounted for approximately 29% of our total revenues in fiscal 2004.  The agreements and arrangements on which our affinity relationship with T-Mobile is based, like all of our affinity relationships, is of limited duration and terminable by either party upon several months notice.

We supply repair and replacement materials to authorized service centers for Nokia Inc. (Nokia) in the United States.  Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to approximately 800 separate and distinct service centers each month, accounted for approximately 6% of our total revenues in fiscal 2004.  This relationship is a complete supply-chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale, of these products is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers.

We are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these relationships, but there can be no assurance that we will continue to be successful in this regard in the future or that competitive pressures or other events beyond our control will not have a negative impact on our ability to maintain these relationships or to continue to derive revenue from these relationships.

Customers

Our customer base consists of commercial sell-through customers, commercial sell-to customers and consumers, which accounted for approximately 32%, 32%, and 36%, respectively, of fiscal 2004 revenues. All of these customers, other than consumers, share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system. Commercial sell-through customers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. Our customers in this classification include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers. Commercial sell-to customers are systems operators that are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers. Also categorized as systems operators are self-maintained users who have significant internal communications requirements and, as a result, own and operate their own two-way radio networks and service their own equipment. Self-maintained users include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Consumers place orders for wireless phones, data devices, and related accessories via telephone and the Internet through our affinity-marketing programs. Under these programs, we collaborate with our affinity-marketing clients, including OEMs, wireless carriers and dealers, to market to their customers under their brands. We act as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from our inventory and collecting payment. Our affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments. We currently service customers in over 100 countries, although over 95% of our sales have been made to customers in the United States during each of the past three years.  Due to the diversity in our business, we are not significantly affected by seasonality.

Our ten largest customer relationships accounted for approximately 41% of our revenues during fiscal 2004.  Our largest customer relationship, our consumer-direct affinity relationship with T-Mobile, accounted for approximately 31% of our total revenues.  Under this relationship, we sell and deliver wireless phones and accessories to consumers and other end-users.  These products include items purchased both from T-Mobile as well as third party manufacturers.  We purchase the phones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the phones and accessories for delivery to the end-user.  While the number of end-users serviced under this agreement is large (over 25,000 separate consumers and end-users per month), sales to these customers are dependent upon the continuation of the affinity relationship.

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

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consist of these integrated units:

Market Development and Sales: To meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on three primary markets: commercial sell-to (e.g., system operators, carrier, tower, build-to-suit contractors, Internet service providers, governments and self-maintained users); commercial sell-through (e.g., dealers, value-added resellers and retail and mass merchants); and consumers (e.g., affinity programs, Web store programs and fulfillment and consumer services). This organization fosters TESSCO’s Your Total Source® branding, while providing customized product offerings and needs based value propositions developed for each market.

We attempt to understand and anticipate customers’ needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on over 155,000 existing and potential customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our knowledge tools and through phone contact, electronic communications and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products.  Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship. The process aims at the attraction of prospects to TESSCO, the conversion of these prospects to buying customers, and the ultimate migration to loyal, total source monthly buyers.

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

We utilize our WPKS to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product plus supply chain decisions.  We are an important source of their product requirements and solutions. These knowledge tools are an integrated suite of informational print and electronic media.  They include: the Solutions Guide, which is distributed annually to over 100,000 current and prospective buyers in approximately 75 countries; The Wireless Journal®, which is also distributed to over 100,000 individuals each quarter and is designed to introduce the reader to our capabilities and product offerings and contains information on significant industry trends and product reviews; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®.  Beginning in fiscal 2005, we have added the new Wireless Networking Solutions Guide, featuring 16 configured applications of the latest broadband, security, and networking solutions; the Wireless Devices and Accessories Specialty Guide, designed specifically for retailers as a countertop tool and in-store accessories sale’s solution; the Wireless Technician’s Solutions Guide, offering the people who make wireless work an easy in-the-field selection of tools, test equipment, and training sessions; the Site Planning Guide, created for carriers and tower contractors as they plan their site builds and repairs; and a new complete Solutions Guide on CD, allowing a more mobile access to our entire product offering.

TESSCO.com® is our virtual, Internet-based commerce site as well as “wireless information” superstore.  It offers online access to a real time system of Knowledge, Configuration, Delivery and Control of product plus supply chain solutions. Intended for our commercial customers who design, build, run, maintain or use everything wireless, its feature-rich capabilities include:

•                  An electronic version of our printed Solutions Guides and other knowledge tools;

•                  Vital industry-focused information and in-depth product knowledge, including illustrations, detailed specifications and application information;

•                  Order reservations and order history review;

•                  Real-time product availability for over 34,000 SKUs from approximately 450 manufacturers of network infrastructure products, mobile devices and accessory products, as well as installation, test and maintenance products;

•                  The ability to view invoices online and customer-specific pricing, based on our tiered pricing levels tied to a customer’s aggregate purchase volume;

•                  Easy ordering capabilities, including a worksheet ordering tool which allows for the construction of a total source order and worksheets can be saved with or without protection, copied and shared;

•                  Order confirmation, specifying the contents, order status, delivery date, tracking number and total cost of an order;

•                  Multiple product search options;

•                  Six-month order history review; and

•                  Pre-configured base solutions that can be customized to a particular customer’s needs.

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

We use our information technology system to monitor and manage our inventory.  Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 28, 2004 and March 30, 2003, we had an immaterial level of backlog orders.  All backlog orders as of March 28, 2004, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 28, 2004 and March 30, 2003, inventory write-offs were 1.0% and 0.2% of total purchases, respectively. Generally, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements.  Inventory turns for fiscal years 2004 and 2003 were 8.1 and 6.2, respectively.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and retention. The average number of commercial customers per month has increased from 9,200 in fiscal 2003 to 9,400 in fiscal 2004. An average of 34,500 consumer end-users were served per month in fiscal 2004 as compared to 22,700 in fiscal 2003.

Fulfillment and Distribution: Orders are received at our Hunt Valley and Reno customer sales support centers. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials-handling system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, minimize multiple product shipments to complete an order and limit inventory duplication. Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. Orders are delivered to customers by a variety of freight line and parcel transportation carriers with whom we contract.  Delivery charges are calculated on the basis of the weight of the products ordered and on the delivery service requested, not distance to the customer. We believe that this approach, combined with our Performance and Delivery Guarantee, which emphasizes on-time delivery instead of shipment dates, enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make us their total source supplier.

Information Technology: Critical to the success of our operations is our information technology system. We have made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our distribution centers. The information contained in the system is available on a real-time basis to all of our employees and is utilized in every area of our operations.  During fiscal 2005, we will be making an investment in our configuration, fulfillment and delivery technology system.  When completed, we expect to realize productivity gains, resulting in compensation savings at current order levels, increased accuracy on shipments and inventory counts, increased flexibility for business growth, and other technology driven productivity improvements.

We develop, construct, maintain and host several Web sites for certain affinity partners. These sites include increased control capabilities, including partner branding, independent landing pages and URLs, product filtering and purchase authorization limits that allow us to seamlessly interact with the customer, fulfill online orders and provide required information to these affinity partners, including rate plan selections and management.

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

Employees

As of March 28, 2004, we had 549 full-time equivalent employees. Of our full-time equivalent employees, 269 were engaged in customer and vendor service, marketing, sales and product management, 207 were engaged in fulfillment and distribution operations and 73 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Competition

The emerging wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Sprint North Supply, Anixter, Westcon, Comstor, Tech Data, Ingram Micro and Wincomm, as well as numerous regional distributors, including Talley

Communications. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, including those with T-Mobile and Nokia, are typically of limited duration and are terminable by either party upon several months notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 450 manufacturers provide us with a significant competitive advantage over new entrants to the market. Some of our current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

Continuing changes in the wireless communications industry, including risks associated with conflicting technology, changes in technology, and inventory obsolescence, could adversely affect future operating results. In addition, we view the rapid expansion of Internet technology as a positive business opportunity; however, this technology and evolving Internet business models could also present additional competitive pressures and challenges.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States.  We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters.  Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in 2004 and there are no material expenditures planned for such purposes in 2005.

Item 2.  Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility located north of Baltimore in Hunt Valley, Maryland. West Coast sales and fulfillment is facilitated by our new Americas Logistics Center (ALC) located in Reno, Nevada. The ALC, which was acquired in March 2002, is a 115,000 square-foot distribution and office facility situated on 17 acres of land.  The ALC became operational in June 2003 and is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. The GLC is encumbered by a deed of trust as security for a term loan.  See Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  We also entered into a sublease for approximately 84,000 square-feet of office space to accommodate displaced employees as a result of the October 12, 2002 disaster described in Note 3 of the Consolidated Financial Statements.  The sublease for this space expired May 31, 2004, and was funded through that date by insurance proceeds.  We have entered into a direct lease for this space for a term beginning June 1, 2004, and expiring May 31, 2007.  However, we can terminate the lease by giving twelve months written notice at any time after June 1, 2004.  The monthly rental fee will range from $110,300 to $117,200 throughout the lease term and will be charged to operations.  Each of our three business segments uses all of our properties for either sales or fulfillment purposes.

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

None.

Item 4A. Executive Officers of the Registrant.

Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	60	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is chairman, president and chief executive officer and founded the business in 1982.

Robert C. Singer	48	Senior Vice President and Chief Financial Officer

Robert C. Singer joined the Company in October 1999 as senior vice president and chief financial officer. Previously, he was vice president and chief financial officer of the Global Industrial Group of McCormick & Company, Inc.

Christina M. Corner	42	Senior Vice President of Sales and Market Development

Christina M. Corner joined the Company in 2002 and has served as senior vice president of sales and market development since February 2004. From April 2003 to January 2004, she served as senior vice president of the mobile devices and accessories line of business.  Prior to April 2003, Ms. Corner served as vice president of development and marketing for mobile and portable products. Prior to joining the Company, Ms. Corner was senior vice president of sales and customer service with Simplexity.

Gerald T. Garland	53	Senior Vice President of Solutions Development and Marketing – Mobile Devices and Accessories Line of Business

Gerald T. Garland rejoined the Company in April 2003 as senior vice president of the network infrastructure line of business.  Beginning in April 2004, Mr. Garland began serving as senior vice president of the mobile devices and accessories line of business.  Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Richard A. Guipe	54	Senior Vice President of Solutions Development and Marketing – Network Infrastructure Line of Business

Richard A. Guipe joined the Company in June 1996 and has served as senior vice president of the network infrastructure line of business since April 2004.  From January 2000 to March 2004, Mr. Guipe served as senior vice president of sales and market development. Prior to January 2000, Mr. Guipe served in several executive positions with the Company. Prior to joining the Company, he served as a vice president for the Heliax Products Division of Andrew Corporation.

Douglas A. Rein	44	Senior Vice President of Fulfillment and Operations

Douglas A. Rein joined the Company in July 1999 as senior vice president of fulfillment and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Randolph S. Wilgis	40	Senior Vice President of Solutions Development and Marketing – Installation, Test and Maintenance Line of Business

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Stock Market since September 28, 1994, under the symbol “TESS.” The quarterly range of prices per share during fiscal years 2003 and 2004 are as follows:

	High	Low

Fiscal 2003
First Quarter	$16.49	$7.65
Second Quarter	13.09	8.85
Third Quarter	11.51	7.49
Fourth Quarter	10.19	7.00

Fiscal 2004
First Quarter	$7.88	$6.25
Second Quarter	11.35	6.11
Third Quarter	15.61	9.36
Fourth Quarter	18.77	11.70

As of June 1, 2004, the number of stockholders of record of the Company was 54. We estimate that the number of beneficial owners as of that date was 2,800.

We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. Our revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

During the first quarter of fiscal 2004, our Board of Directors established a stock buyback program and authorized the purchase of up to 450,000 shares.  To date, we repurchased 112,900 shares of our outstanding common stock pursuant to this program for $754,400 or an average price of $6.68 per share.  No repurchases were made in any month during the fourth quarter of fiscal 2004, and no timetable has been set for the completion of this program.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 28, 2004	March 30, 2003	March 31, 2002	April 1, 2001	March 26, 2000
Statement of Income Data
Revenues	$352,674,300	$273,913,400	$248,915,100	$258,769,800	$196,830,300
Cost of goods sold	275,028,200	202,598,700	180,432,600	188,271,200	142,523,000
Gross profit	77,646,100	71,314,700	68,482,500	70,498,600	54,307,300
Selling, general and administrative expenses	71,606,400	66,264,800	60,596,500	59,953,000	44,027,400
Benefit from insurance proceeds (1)	(3,054,000)	(1,212,500)	—	—	—
Restructuring charges (2)	2,285,700	—	—	—	—
Income from operations	6,808,000	6,262,400	7,886,000	10,545,600	10,279,900
Interest, fees and other expense, net	2,005,600	1,303,600	1,496,100	2,039,100	1,340,300
Income before provision for income taxes	4,802,400	4,958,800	6,389,900	8,506,500	8,939,600
Provision for income taxes	1,910,600	1,910,200	2,484,000	3,232,500	3,397,000
Net income	$2,891,800	$3,048,600	$3,905,900	$5,274,000	$5,542,600
Diluted earnings per share	$0.65	$0.67	$0.85	$1.13	$1.20
Diluted weighted average shares outstanding	4,469,000	4,525,600	4,575,900	4,682,600	4,599,500

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.0	74.0	72.5	72.8	72.4
Gross profit	22.0	26.0	27.5	27.2	27.6
Selling, general and administrative expenses	20.3	24.2	24.3	23.2	22.4
Benefit from insurance proceeds	(0.9)	(0.4)	—	—	—
Restructuring charges	0.6	—	—	—	—
Income from operations	1.9	2.3	3.2	4.1	5.2
Interest, fees and other expense, net	0.6	0.5	0.6	0.8	0.7
Income before provision for income taxes	1.4	1.8	2.6	3.3	4.5
Provision for income taxes	0.5	0.7	1.0	1.2	1.7
Net income	0.8%	1.1%	1.6%	2.0%	2.8%

SELECTED OPERATING DATA
Average commercial buyers per month	9,400	9,200	8,900	8,700	8,000
Average consumer buyers per month	34,500	22,700	13,600	15,600	14,100
Total orders shipped	1,228,000	1,034,000	772,000	760,000	645,000
Revenues per employee	$642,400	$492,700	$471,400	$493,800	$507,300

BALANCE SHEET DATA
Working capital	$37,330,100	$35,543,900	$31,156,600	$30,826,100	$28,232,100
Total assets	129,128,700	100,238,000	100,229,300	87,413,500	84,443,100
Short-term debt	282,000	372,800	5,785,800	10,365,500	6,194,900
Long-term debt	5,354,700	5,660,800	6,063,400	6,441,200	6,795,800
Stockholders’ equity	56,333,500	53,985,800	50,807,400	46,739,200	41,082,200

(1)          Represents the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center (also see Note 3 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

(2)          Represents termination costs and facility consolidation costs associated with our profitability improvement program (also see Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

Quarterly Results of Operations

	Fiscal 2004 Quarters Ended				Fiscal 2003 Quarters Ended
	Mar. 28, 2004	Dec. 28, 2003	Sept. 28, 2003	June 29, 2003	Mar. 30, 2003	Dec. 29, 2002	Sept. 29, 2002	June 30, 2002
Revenues	$107,623,000	$93,131,700	$81,928,500	$69,991,100	$69,392,100	$65,010,300	$70,375,900	$69,135,100

Cost of goods sold	86,492,900	73,185,200	62,664,700	52,685,400	51,778,500	48,639,200	51,611,200	50,569,800
Gross profit	21,130,100	19,946,500	19,263,800	17,305,700	17,613,600	16,371,100	18,764,700	18,565,300
Selling, general and administrative expenses	18,100,300	18,067,500	18,067,200	17,371,400	17,794,300	15,545,200	16,518,400	16,406,900
Benefit from insurance proceeds (1)	—	—	(3,054,000)	—	(1,212,500)	—	—	—
Restructuring charges (2)	—	2,285,700	—	—	—	—	—	—
Income (loss) from operations	3,029,800	(406,700)	4,250,600	(65,700)	1,031,800	825,900	2,246,300	2,158,400
Interest, fees and other expense, net	576,300	483,100	498,200	448,000	322,900	319,600	345,200	315,900
Income (loss) before provision for income taxes	2,453,500	(889,800)	3,752,400	(513,700)	708,900	506,300	1,901,100	1,842,500
Provision for (benefit from) income taxes	994,600	(347,000)	1,463,400	(200,400)	274,000	194,900	731,900	709,400
Net income (loss)	$1,458,900	$(542,800)	$2,289,000	$(313,300)	$434,900	$311,400	$1,169,200	$1,133,100
Diluted earnings (loss) per share	$0.32	$(0.12)	$0.52	$(0.07)	$0.10	$0.07	$0.26	$0.25

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.4	78.6	76.5	75.3	74.6	74.8	73.3	73.1
Gross profit	19.6	21.4	23.5	24.7	25.4	25.2	26.7	26.9
Selling, general and administrative expenses	16.8	19.4	22.1	24.8	25.6	23.9	23.5	23.7
Benefit from insurance proceeds (1)	—	—	(3.7)	—	(1.7)	—	—	—
Restructuring charges (2)	—	2.5	—	—	—	—	—	—
Income (loss) from operations	2.8	(0.4)	5.2	(0.1)	1.5	1.3	3.2	3.1
Interest, fees and other expense, net	0.5	0.5	0.6	0.6	0.5	0.5	0.5	0.5
Income (loss) before provision for income taxes	2.3	(1.0)	4.6	(0.7)	1.0	0.8	2.7	2.7
Provision for (benefit from) income taxes	0.9	(0.4)	1.8	(0.3)	0.4	0.3	1.0	1.0
Net income (loss)	1.4%	(0.6)%	2.8%	(0.4)%	0.6%	0.5%	1.7%	1.6%

(1)          Represents the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center (also see Note 3 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

(2)          Represents termination costs and facility consolidation costs associated with our profitability improvement program (also see Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview and Environment

TESSCO Technologies Incorporated is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless voice, data, messaging, location tracking and Internet systems.  Although we sell products to customers in over 100 countries, over 95% of our sales are made to customers in the United States.  We have operations and office facilities in both Hunt Valley, Maryland and Reno, Nevada.

We offer a wide range of products that are classified into three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial sell-to and sell-through customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and in-building products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial sell-to and sell-through customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial sell-to and sell-through customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately half of all of our installation test and maintenance sales are generated from the sales of replacement parts and materials for original equipment manufacturers such as Nokia, Inc.  The other portion of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.   Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

The emerging wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, including those with T-Mobile, our largest affinity partner, and Nokia, are typically of limited duration and are terminable by either party upon several months notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 450 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations: Fiscal 2004 Compared to Fiscal 2003

Revenues increased by $78.8 million, or 29%, to $352.7 million in fiscal 2004 compared to $273.9 million in fiscal 2003. Revenues from mobile devices and accessories products increased 63%, network infrastructure sales increased 18%, and revenues from installation, test and maintenance products decreased 17%. Network infrastructure, mobile devices and accessories, and installation, test and maintenance products accounted for approximately 32%, 53% and 15%, respectively, of fiscal 2004 revenue, as compared to 35%, 42% and 23%, respectively, of fiscal 2003 revenues. Revenues across all customer categories increased. The largest increase was experienced in our consumer category. Commercial sell-to customers, commercial sell-through customers and consumers accounted for approximately 32%, 32% and 36%, respectively, of fiscal 2004 revenues, as compared to 38%, 40% and 22%, respectively, of fiscal 2003 revenues.

In fiscal 2004, sales of mobile devices and accessories through our affinity consumer-direct sales channel represented 36% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from this channel represented only 26% of our total gross profit.  The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, as well as growth in our commercial business. The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile affinity relationship.  This relationship is an e-commerce, complete supply-

chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Handset and accessory revenues from this affinity relationship with T-Mobile collectively accounted for approximately 31% of total revenues in fiscal year 2004; however, gross profit generated through the T-Mobile relationship represents a significantly smaller percent of our total gross profit.  Commercial revenues for mobile devices and accessories increased 10% over the prior year, due in part to enhanced merchandising and packaging programs and an increase in data product sales.

We believe that pent up demand for improved mobile phone coverage and new broadband technologies led to increased capital spending compared to the prior year, which resulted in the increase in sales of our network infrastructure products.  We also believe that increased spending in homeland security and public safety at the federal, state and local levels have contributed to increased network infrastructure sales.  Although we see signs that the market for infrastructure products is stabilizing, there can be no assurances that this trend will continue.

The decline in installation, test and maintenance revenues is primarily attributable to a significant decrease, driven by market conditions, in the selling prices of repair and replacement parts pursuant to our relationship with Nokia, Inc., under which we supply these materials to Nokia Inc.’s authorized service centers in the United States.

Gross profit increased by $6.3 million, or 9%, to $77.6 million in fiscal 2004 compared to $71.3 million in fiscal 2003.  Gross profit margin decreased to 22.0% in fiscal 2004 from 26.0% in fiscal 2003 Gross profit margin decreased to 24.9% from 25.9% in our network infrastructure segment and decreased to 26.7% from 27.5% in our installation, test and maintenance segment.  Generally, our gross margins by product within these segments have been sustained and these minor variations are related to sales mix within the segment product offerings.  Gross profit margin in our mobile devices and accessories segment decreased to 19.0% from 25.3%.  This decrease is wholly attributable to a decrease in gross profit margin for our consumer sales, and was partially offset by an increase in gross profit margin for our commercial sales.  The decrease in gross profit margin for our consumer sales was due to significantly increased volume of lower margin handset sales attributable to our affinity relationship with T-Mobile.  The minor increase in commercial gross profit margin is attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our on-going ability to earn revenues from customers and vendors looking to us for product and supply chain solutions, including T-Mobile and Nokia Inc., is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  We believe that in order to achieve our stated goal of increasing market share through these and our other vendor and customer relationships, we must focus on achieving a higher share of current product categories purchased by our customers, both large and small; on expanding the product categories purchased by these customers; and on continuing to acquire and sell more customers, on a monthly basis.  In addition, the agreements or arrangements on which these affinity relationships are based, including our arrangements with T-Mobile, which accounted for 31% of our revenues in fiscal 2004, are typically of limited duration, and are terminable by either party upon several months notice.  These affinity relationships could also be affected by wireless carrier consolidation.  We are conscious of these possibilities and are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these relationships.  Thus far, we believe that we have been successful in these efforts, but there can be no assurance that we will continue to be successful in this regard in the future or that events beyond our control will not have a negative impact on our ability to maintain or to continue to derive revenue from these relationships.

Total selling, general and administrative expenses increased by $5.3 million, or 8%, to $71.6 million in fiscal 2004 compared to $66.3 million in fiscal 2003. Due to the increase in revenues and productivity gains discussed below, total selling, general and administrative expenses decreased as a percentage of revenues to 20.3% in fiscal 2004, from 24.2% in fiscal 2003.

The largest factor for the increase in total selling, general and administrative expenses was increased fulfillment costs associated with the large growth in consumer revenue.  Primarily because of the continued success of our affinity relationships, the number of orders we delivered in fiscal 2004 grew 19% compared to fiscal 2003.  These consumer orders are typically smaller in size and weight and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers with whom we contract for those deliveries are greater, as a percentage of revenue, than larger commercial shipments.

Marketing, sales promotion and compensation for commercial business generation also increased in fiscal 2004.  Although our employee count declined slightly from fiscal 2003, the number of employees involved in business generation activities increased from 256 at the end of fiscal 2003 to 269 at the end of fiscal 2004. Increased compensation expenses are also attributable to approximately $510,000 of expense related to a stock option repurchase program completed on June 5, 2003.

Corporate expenses also increased as a result of increased insurance premiums and increased bad debt expense as noted below, which was primarily a result of increased consumer orders.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $999,000 and $616,100 for the years ended March 28, 2004 and March 30, 2003, respectively.

The increases in selling, general and administrative expenses were partially offset by the results of our productivity and profitability program, which was initiated at the beginning of the third quarter. This program was designed to improve profitability at current revenue levels and to strengthen our foundation for future profitable growth, and included a restructuring of our organization, policies and processes, and a consolidation of facilities.  Selling, general and administrative expense savings were primarily a result of a people count reduction, due to the termination of 21 employees, facility consolidation, and other productivity improvements.  We expect most of these cost savings to continue in future periods; however, a portion of these savings will be offset by expenditures for future growth initiatives.

Also related to the productivity program, we recorded $2.3 million in restructuring charges during the third quarter of fiscal 2004.  This charge consisted of $164,000 in severance pay and other minor costs to implement the productivity and profitability program discussed above and a $2.1 million charge relating to the consolidation of our distribution facilities from three to two. The facility consolidation portion of the charge is based on current assumptions, and represents exit costs, including asset write-offs, as well as the present value of a continuing facility lease obligation.  Due to current real estate market conditions and the short remaining lease term, we currently do not expect to be able to sub-lease the vacated facility.  Beginning in the fourth quarter, we realized and we expect to continue to realize selling, general and administrative expenses savings of approximately $250,000 per quarter relating to this facility consolidation.  However, beginning in June of fiscal 2005, we expect these savings to be offset by additional rent expense discussed in the following paragraph.  Restructuring charges related to the present value of the continuing facility obligation will be paid monthly through March 2006, and will be funded from cash flow from operations, if available, or from our revolving credit facility. We currently have a $1.1 million liability for the present value of continuing lease obligations related to this vacated facility on our Consolidated Balance Sheet.

Certain selling, general and administrative expenses have also been affected as a result of the October 12, 2002 disaster, described in Note 3 of our Consolidated Financial Statements. Depreciation expense increased slightly in fiscal 2004.  Most of the assets destroyed in the disaster were replaced toward the end of the third quarter as our Global Logistics Center rebuild was completed.  This increased depreciation was partially offset by depreciation savings from assets destroyed in the disaster, which were written off and are no longer being depreciated.  Depreciation also increased due to the opening of our Reno, Nevada facility in June 2003. In fiscal 2005, we expect depreciation expense to increase over fiscal 2004, as there will be a full year of depreciation on both the rebuilt Hunt Valley facility and the new Reno facility.  Also, as a result of the October 12, 2002 disaster, we relocated our sales, marketing and administrative offices to a subleased location nearby our Global Logistics Center.  Beginning in June of fiscal 2005, we will be incurring approximately $500,000 per quarter in rent and related expenses associated with this leased facility, which will be charged to operations.  The rent for this facility was funded by insurance proceeds through May 2004, and therefore was not included in selling, general and administrative expenses in fiscal 2004 (see Note 3 to the Financial Statements and Summary Disclosures about Contractual Obligations and Commercial Commitments).

Also relating to the disaster, we recorded a benefit from insurance proceeds during fiscal 2004 of $3.1 million, representing the final settlement of insurance claims.   We recorded a benefit from insurance proceeds during fiscal 2003 of $1.2 million.  Each of these benefits resulted in increased operating income as reported in our Consolidated Income Statements for the applicable periods.

As a result of the factors described above, income from operations increased by $545,600, or 9%, to $6.8 million in fiscal 2004 compared to $6.3 million in fiscal 2003. The operating income margin decreased to 1.9% in fiscal 2004 from 2.3% in fiscal 2003.

Net interest, fees and other expense increased by $702,000, or 54%, to $2.0 million in fiscal 2004 compared to $1.3 million in fiscal 2003. This increase is primarily due to increased credit card fees due to increased sales to consumers.

Income before the provision for income taxes decreased $156,400, or 3%, to $4.8 million in fiscal 2004 compared to $5.0 million in fiscal 2003 as a result of the factors described above. The effective tax rates in fiscal 2004 and 2003 were 39.8% and 38.5%, respectively. The effective tax rate for the fiscal year increased due to minor changes in the relationship between non-deductible expenses and taxable income.  Net income and diluted earnings per share for fiscal 2004 decreased 5% and 3%, respectively, compared to fiscal 2003.

Results of Operations: Fiscal 2003 Compared to Fiscal 2002

Revenues increased by $25.0 million, or 10%, to $273.9 million in fiscal 2003 compared to $248.9 million in fiscal 2002. Revenues from mobile devices and accessories products increased significantly, network infrastructure sales decreased, and revenues from installation, test and maintenance products remained flat. Network infrastructure, mobile devices and accessories and installation, test and maintenance products accounted for approximately 35%, 42% and 23%, respectively, of fiscal 2003 revenue, as compared to 43%, 32% and 25%, respectively, of fiscal 2002 revenues. Revenue increases in the consumer and commercial sell-through categories were offset by a decrease in the commercial sell-to category. Commercial sell-to customers, commercial sell-through customers and consumers accounted for approximately 38%, 40% and 22%, respectively, of fiscal 2003 revenues, as compared to 52%, 40% and 8%, respectively, of fiscal 2002 revenues.

We believe that fiscal 2003 revenues from all categories were negatively affected by the disaster that occurred in our Global Logistics Center on October 12, 2002 (see Note 3 to the Consolidated Financial Statements).  The recovery efforts delayed the launch of and affected numerous commercial proactive marketing and sales initiatives.  During fiscal 2003, we came to a partial and interim settlement with our insurance carrier on our third quarter 2003 business interruption claim in the amount of $1.2 million.  This amount was recorded as a Benefit from Insurance Proceeds in the Consolidated Income Statements.  Because the remainder of our third quarter business interruption claim had not been settled, and since the timing and amount of proceeds from any other future claims for business interruption insurance were uncertain, we were not able to estimate or accrue additional amounts during fiscal 2003.  We recorded a $7.2 million insurance receivable on our 2003 Balance Sheet associated with this disaster.  The components of the receivable are: $11.0 million of disaster-related expenses; plus $5.0 million representing the book value of assets destroyed in the disaster; plus the $1.2 million interim and partial settlement discussed above; less insurance advances from our insurance carrier of $10.0 million as of March 30, 2003.

The significant increase in revenues from mobile devices and accessories in fiscal 2003 is attributed to increased volumes from our ongoing T-Mobile affinity relationship, partially offset by the affect of the disaster on our commercial business.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.

The decline in revenues of network infrastructure products during fiscal 2003 can be attributed in part to the tight capital markets, as well as to the disaster.  Many of our customers were then experiencing difficulty in obtaining consistent and continuing access to capital, thus resulting in decreased capital expenditures and delayed deployment of new technologies and, correspondingly, reduced purchases of our products.

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

Gross profit increased by $2.8 million, or 4%, to $71.3 million in fiscal 2003 compared to $68.5 million in fiscal 2002. The increase in gross profit is due to the increase in revenues.  The gross profit margin decreased to 26.0% in fiscal 2003 from 27.5% in fiscal 2002.  Gross profit margin for mobile devices and accessories decreased significantly on significantly increased volume, gross profit margin for installation, test and maintenance products decreased slightly, while gross profit margin for network infrastructure products increased slightly.  The decrease in mobile devices and accessories gross profit margin was attributable to growth in lower margin handset sales related to the expansion of the existing mobile devices and accessories relationship with T-Mobile, as discussed above. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Total selling, general and administrative expenses increased by $5.7 million, or 9%, to $66.3 million in fiscal 2003 compared to $60.6 million in fiscal 2002. Total selling, general and administrative expenses decreased as a percentage of revenues to 24.2% in fiscal 2003, from 24.3% in fiscal 2002. This increase in total selling, general and administrative expenses was incurred in an effort to drive future growth, as well as in support of the large increase in consumer sales.  We continue to increase our investment in operations and technology personnel.  As of March 30, 2003, we employed 556 people compared to 528 as of March 31, 2002.  Because of the continued success of our affinity relationships, the number of orders we delivered in fiscal 2003 grew significantly compared to fiscal 2002.  These consumer orders are typically smaller in size and weight and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers with whom we contract for those deliveries is greater, as a percentage of revenue, than larger commercial shipments.  Our information technology support costs, including depreciation, increased this fiscal year as we continue to develop, build, maintain and host private-labeled Web sites for our affinity partners, as well as continuing to develop TESSCO.com® and other internal systems.  Effective April 1, 2002, in accordance with FAS 142, we no longer amortize goodwill (see Note 5 to our Consolidated Financial Statements).  Goodwill expense of $267,500 was included in selling, general and administrative expenses in fiscal 2002.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve, based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $616,100 and $823,300 for the years ended March 30, 2003 and March 31, 2002, respectively.

As a result of the factors described above, and partially offset by the receipt of a $1.2 million benefit from insurance proceeds, income from operations decreased by $1.6 million, or 21%, to $6.3 million in fiscal 2003 compared to $7.9 million in fiscal 2002. The operating income margin decreased to 2.3% in fiscal 2003 from 3.2% in fiscal 2002.

Net interest, fees and other expense decreased by $192,500, or 13%, to $1.3 million in fiscal 2003 compared to $1.5 million in fiscal 2002. This decrease is due to decreased levels of borrowing under our revolving credit facility and lower interest rates, partially offset by increased credit card fees.

Income before the provision for income taxes decreased $1.4 million, or 22%, to $5.0 million in fiscal 2003 compared to $6.4 million in fiscal 2002 as a result of the factors described above. The effective tax rates in fiscal 2003 and 2002 were 38.5% and 38.9%, respectively. Net income and diluted earnings per share for fiscal 2003 decreased 22% and 21%, respectively, compared to fiscal 2002.

Liquidity and Capital Resources

Working capital increased to $37.3 million as of March 28, 2004, from $35.5 million as of March 30, 2003. Shareholders’ equity increased to $56.3 million as of March 28, 2004, from $54.0 million as of March 30, 2003.

We generated $12.7 million of net cash from operating activities in fiscal 2004 compared to $13.2 million in fiscal 2003.  In fiscal 2004, our cash flow from operations was driven largely by net income plus depreciation and amortization, a significant increase in trade accounts payable and a significant decrease in prepaid expenses and other current assets, partially offset by significant increases in both accounts receivable and product inventory. The decrease in prepaid expenses and other current assets is primarily a result of $7.3 million in cash proceeds received from our insurance carrier related to the disaster. The large increase in accounts payable is largely a result of increased inventory purchases.  These inventory purchases were necessary to support increased sales volumes and are related to all lines of business, but primarily to the consumer mobile devices and accessories business.  In most cases, we have negotiated open payment terms with our vendors and manufacturers. We negotiate the duration of these payment terms when establishing and/or renewing relationships with vendors and manufacturers and attempt to balance the payment terms with other factors such as pricing, availability of competitive products and anticipated demand.  The timing of payments related to past purchases and the amount of future inventory purchases will create periodic increases and decreases in the accounts payable balance.  Trade accounts receivable grew significantly due to increased sales to our customers, many of whom maintain accounts with open terms.

Capital expenditures totaled $5.0 million in fiscal 2004, primarily related to the rebuilding of the Global Logistics Center and investments in information technology.  In fiscal 2003, capital expenditures totaled $8.0 million, comprised primarily of investments in information technology and improvements made to the Americas Logistics Center.

We used $941,000 of net cash from financing activities in fiscal 2004 compared to a net usage of $5.7 million in fiscal 2003. During fiscal 2004, pursuant to our stock buyback program, 112,900 shares of our outstanding common stock were purchased for $754,400 or an average price of $6.68 per share.  The Board of Directors has authorized the purchase of up to 450,000 shares.  We expect to fund any future purchases from working capital and/or our revolving credit facility.  Also, on June 5, 2003, we completed a stock option repurchase program at which time options for 743,545 shares were repurchased and cancelled, in exchange for a cash payment of $510,000 (see Note 2 to the Financial Statements).

Effective September 30, 2003, we established a $30 million revolving line of credit facility with Wachovia Bank, National Association and SunTrust Bank, replacing our previously existing $30 million revolving credit facility with another lender. This new facility has a three-year term expiring September 2006, is unsecured and interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.5% to 2%.  The facility is subject to a borrowing base and certain financial covenants, conditions and representations.  We were in compliance with these covenants at March 28, 2004.  There was no outstanding balance on our revolving line of credit facility at March 28, 2004, and we only took minimal draws throughout fiscal 2004.

We had a note payable to a bank in the amount of $4.5 million at March 28, 2004, with a scheduled maturity date of June 30, 2004.  In June 2004, we received a commitment letter to refinance this note with other financial institutions.  This refinanced note will now be due June 30, 2011.

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

Revenue Recognition.  We record revenue when product is shipped to the customer.  Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply-chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.  If applying this revenue recognition guidance resulted in recording revenue on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit would remain constant.

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

Impairment of Long-Lived and Indefinite-Lived Assets.   Our Consolidated Balance Sheet includes goodwill of approximately $2.5 million.  We periodically evaluate our goodwill, long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Based on our valuations of goodwill completed during the fiscal year, we determined that goodwill was not impaired. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets and intangible assets is impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $2.5 million, which would have resulted in a charge to operations.

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

Additional Risk Factors

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results.  In addition to risk elsewhere discussed in this Annual Report on Form 10-K, included among the risks that could lead to a materially adverse impact on our business or operating results are: failure of our information technology system or distribution system; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; loss of significant customers or relationships, including affinity relationships; the strength of the customers’, vendors’ and affinity partners’ business; the termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months notice; economic conditions that may impact customers ability to fund purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; inability to protect certain intellectual property, including systems and technologies on which we rely; and consolidation among large wireless service carriers and others within the wireless communications industry.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 28, 2004 (notes refer to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2004):

	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 3-5	More Than 5 Years

Long-term debt	$5,636,700	$282,000	$700,600	$633,200	$4,020,900
Revolving credit facility	—	—	—	—	—
Operating lease–SDC (see Note 9)	1,113,800	551,400	562,400	—	—
Operating lease–office (see Note 9)	1,439,000	1,218,300	220,700	—	—
Total contractual cash obligations	$8,189,500	$2,051,700	$1,483,700	$633,200	$4,020,900

This table reflects the refinancing of a term note payable as described in Note 8 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2004.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations.  In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee.  The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements

This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. Our future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties, including those described throughout this Annual Report on Form 10-K and under the heading “Additional Risk Factors” above. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement.  Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

Available Information

Our Internet Web site address is: www.tessco.com. We make available free of charge through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.  Also available on our Web site is our Code of Business Conduct and Ethics.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative financial instruments. Management believes that exposure to market risks, including foreign currency exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 8. Consolidated Financial Statements and Supplementary Data.

Consolidated Balance Sheets

	March 28, 2004	March 30, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,765,600	$—
Trade accounts receivable, net of allowance for doubtful accounts of $1,071,600 and $694,100, respectively	47,124,600	32,216,000
Insurance receivable from disaster	—	7,248,100
Product inventory	40,987,100	26,639,700
Deferred tax asset	2,079,000	2,258,600
Prepaid expenses and other current assets	2,494,300	3,606,300
Total current assets	99,450,600	71,968,700
PROPERTY AND EQUIPMENT, NET	25,944,700	24,876,900
GOODWILL, NET	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	1,281,200	940,200
Total assets	$129,128,700	$100,238,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$55,250,000	$27,474,200
Accrued expenses and other current liabilities	6,588,500	8,577,800
Revolving credit facility	—	—
Current portion of long-term debt	282,000	372,800
Total current liabilities	62,120,500	36,424,800
DEFERRED TAX LIABILITY	3,419,100	3,240,600
LONG-TERM DEBT, net of current portion	5,354,700	5,660,800
OTHER LONG-TERM LIABILITIES	1,900,900	926,000
Total liabilities	72,795,200	46,252,200
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,850,419 shares issued and 4,430,109 shares outstanding as of March 28, 2004, and 4,828,540 shares issued and 4,521,130 shares outstanding as of March 30, 2003	48,500	48,300
Additional paid-in capital	22,250,200	22,040,100
Treasury stock, at cost, 420,310 shares as of March 28, 2004, and 307,410 at March 30, 2003	(4,547,000)	(3,792,600)
Retained earnings	38,581,800	35,690,000
Total stockholders’ equity	56,333,500	53,985,800
Total liabilities and stockholders’ equity	$129,128,700	$100,238,000

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated balance sheets.

Consolidated Statements of Income

	Fiscal Years Ended
	March 28, 2004	March 30, 2003	March 31, 2002

Revenues	$352,674,300	$273,913,400	$248,915,100
Cost of goods sold	275,028,200	202,598,700	180,432,600
Gross profit	77,646,100	71,314,700	68,482,500

Selling, general and administrative expenses	71,606,400	66,264,800	60,596,500
Benefit from insurance proceeds	(3,054,000)	(1,212,500)	—
Restructuring charges	2,285,700	—	—
Income from operations	6,808,000	6,262,400	7,886,000
Interest, fees and other expense, net	2,005,600	1,303,600	1,496,100
Income before provision for income taxes	4,802,400	4,958,800	6,389,900
Provision for income taxes	1,910,600	1,910,200	2,484,000
Net income	$2,891,800	$3,048,600	$3,905,900

Basic earnings per share	$0.65	$0.68	$0.87
Diluted earnings per share	$0.65	$0.67	$0.85

Basic weighted average shares outstanding	4,432,400	4,514,500	4,500,800

Diluted weighted average shares outstanding	4,469,000	4,525,600	4,575,900

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-		Retained	Total Stockholders’
	Shares	Amount	in Capital	Treasury Stock	Earnings	Equity
Balance at April 1, 2001	4,495,277	$48,000	$21,748,300	$(3,792,600)	$28,735,500	$46,739,200
Net proceeds from issuance of stock	13,208	200	162,100	—	—	162,300
Net income	—	—	—	—	3,905,900	3,905,900
Balance at March 31, 2002	4,508,485	48,200	21,910,400	(3,792,600)	32,641,400	50,807,400
Net proceeds from issuance of stock	12,645	100	129,700	—	—	129,800
Net income	—	—	—	—	3,048,600	3,048,600
Balance at March 30, 2003	4,521,130	48,300	22,040,100	(3,792,600)	35,690,000	53,985,800
Net proceeds from issuance of stock	21,879	200	210,100	—	—	210,300
Treasury stock purchase	(112,900)	—	—	(754,400)	—	(754,400)
Net income	—	—	—	—	2,891,800	2,891,800
Balance at March 28, 2004	4,430,109	$48,500	$22,250,200	$(4,547,000)	$38,581,800	$56,333,500

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 28, 2004	March 30, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,891,800	$3,048,600	$3,905,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,132,100	3,984,900	4,519,500
Provision for bad debts	999,000	616,100	823,300
Non-cash restructuring charges	2,023,400	—	—
Deferred income taxes and other	932,000	552,100	(166,800)
Increase in trade accounts receivable	(15,907,600)	(4,720,700)	(3,376,900)
(Increase) decrease in product inventory	(14,347,400)	11,840,800	(5,914,100)
Decrease (increase) in prepaid expenses and other current assets	7,429,100	(3,600,600)	944,200
Increase (decrease) in trade accounts payable	27,775,800	(1,134,400)	11,392,900
(Decrease) increase in accrued expenses and other current liabilities	(3,189,300)	2,584,300	1,584,300
Net cash provided by operating activities	12,738,900	13,171,100	13,712,300
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,032,300)	(7,990,400)	(8,412,000)
Net cash used in investing activities	(5,032,300)	(7,990,400)	(8,412,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facility	—	(5,408,000)	(4,603,000)
Payments on long-term debt	(396,900)	(407,600)	(354,500)
Proceeds from issuance of stock	210,300	129,800	162,300
Purchase of treasury stock	(754,400)	—	—
Net cash used in financing activities	(941,000)	(5,685,800)	(4,795,200)

Net increase (decrease) in cash and cash equivalents	6,765,600	(505,100)	505,100

CASH AND CASH EQUIVALENTS, beginning of period	—	505,100	—

CASH AND CASH EQUIVALENTS, end of period	$6,765,600	$—	$505,100

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

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company’s natural weekly accounting and business cycle. The fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002 contained 52 weeks.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives

Information technology equipment and software	1-5 years
Furniture, equipment and tooling	5-10 years
Building and improvements	10-40 years

Depreciation of property and equipment was $4,072,100, $3,919,300 and $4,187,400 for fiscal years 2004, 2003 and 2002, respectively (see Note 4).

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standard (FAS) No. 142, Goodwill and Other Intangible Assets (see Note 5).

Revenue Recognition

The Company records revenue when product is shipped to the customer. Other than subscriber accessory sales relating to the Company’s private brand, Wireless Solutions®, TESSCO offers no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale.  Warranty expense was immaterial for the fiscal years 2004, 2003 and 2002.  The Company estimates sales returns and accrues a sales return reserve based on this estimate.  Shipments are made to customers using FOB Shipping terms.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses on the Consolidated Income Statement and totaled $14,454,900 and $11,782,400 for the fiscal years ended March 28, 2004 and March 30, 2003, respectively.

Interest, Fees and Other Expense

Interest, fees and other expense, net include interest on short-term and long-term borrowings, credit card fees, bank and other financing fees and is net of interest income.

Stock Options Granted to Team Members

In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (SFAS No. 148).  SFAS No. 148 amends the transition and disclosure requirements of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148, the Company has used the intrinsic value method, through fiscal 2004, to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, to date, no compensation expense, except as noted below as a result of the recently completed stock option repurchase program, has been recognized for the Company’s stock options because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

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

On April 28, 2003, the Company’s Board of Directors authorized the Company to proceed with a stock option repurchase program for options having an exercise price of $18 per share or higher regardless of expiration date, and for options having an exercise price per share of $11 or higher and an expiration date within four years. The program covered outstanding options to purchase up to 783,120 shares of common stock from all holders, with the exception of independent directors.   The repurchase program was completed on June 5, 2003, at which time options for 743,545 shares, having a weighted average exercise price of $21.89 were repurchased and cancelled.  Of the options repurchased, 701,045 were made available for future awards.  This program resulted in compensation expense and cash paid of approximately $510,000 ($307,000, net of tax), which is included in selling, general and administrative expenses in the Company’s Consolidated Statement of Income for the year ended March 28, 2004. The amount paid for these options was determined on the basis of a discounted Black-Scholes calculation, using current input assumptions.

As noted above, for purposes of the pro-forma disclosures required by SFAS No. 123, the estimated fair value of each option, as determined as of the date of grant, is amortized as compensation expense over the option vesting period, provided the option remains outstanding.  However, under the provisions of SFAS No. 123 when an option is repurchased, it is no longer outstanding and the then unamortized portion of its value, as had been determined at the grant date, is recognized as compensation expense at the date of repurchase for pro-forma purposes.  Accordingly, although the amount actually paid by the Company for the repurchased options on the basis of a discounted current Black-Scholes calculation was $510,000 ($307,000 net of tax), the unamortized compensation expense of these same options, based on the Black-Scholes calculation fixed at grant, is approximately $1.6 million, net of tax.  For pro-forma purposes under SFAS No. 123, the latter amount was recognized in the first quarter of fiscal 2004.  If the Company had not repurchased these options, this same $1.6 million would instead have to be expensed for pro-forma purposes over the remaining vesting period of the options, primarily fiscal years 2004 and 2005, assuming no significant changes in the option plan or in the employment status of the option holders.  Therefore, for fiscal years 2004 and 2005, pro-forma expense related to previously issued options will be significantly reduced compared to the pro-forma expense had the Company not completed the option repurchase, again assuming no significant changes in the option plan or in the employment status of the option holders.

The Company’s pro-forma information is as follows for the fiscal years ended (in thousands):

	2004	2003	2002

Net income, as reported	$2,892	$3,049	$3,906
Compensation expense included in net income, net of tax	330	—	—
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	(1,625)	—	—
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(325)	(1,390)	(2,330)
Pro-forma income	$1,272	$1,659	$1,576

Basic earnings per share, as reported	$0.65	$0.68	$0.87
Pro-forma basic earnings per share	0.29	0.37	0.35

Diluted earnings per share, as reported	$0.65	$0.67	$0.85
Pro-forma diluted earnings per share	0.28	0.37	0.34

The weighted average estimated fair values of stock options granted during fiscal years 2004, 2003, and 2002 were $3.34, $6.40 and $3.22, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years 2004, 2003 and 2002:

	2004	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	50.0%	15.0%
Risk-free interest rate	2.9-3.0%	2.9-4.5%	3.7-4.8%
Expected lives	6 years	6-10 years	6-10 years

On March 29, 2004, the Company elected to adopt the provisions of SFAS 123 using the modified prospective method in accordance with SFAS 148.  Accordingly, beginning in fiscal 2005, the Company will begin expensing stock options using the fair value method.

In April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s 1994 Stock and Incentive Plan.  Under the program, Performance Stock Units (PSU) have been granted to selected individuals. Each PSU entitles the recipient to earn one share of TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares vest and are issued over a period of years. Earnings per share targets, which take into account the earnings impact of this program, were set in advance for the complete performance cycle by the Board of Directors at levels necessary to grow shareowner value and represent continual increases in earnings per share.  If actual performance does not reach the minimum threshold targets, no shares will be issued. At the minimum threshold performance targets, up to a total of 153,000 shares could be issued. If actual performance over the three-year period reaches the highest level of targets and each recipient continues as a TESSCO employee until May 2008, a maximum of 600,000 shares of common stock could be issued over the four-year period ending May 2008.  The Company will determine the periodic financial statement compensation charge related to shares to be vested and issued under this program based upon the stock price at the PSU grant date; management’s projections of future EPS performance over the performance cycle; and the resulting amount of estimated share grants, net of forfeitures.

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

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations.  In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee.  The adoption of this interpretation did not have a material impact on the consolidated financial statements.

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

As a result, the Company recorded a $3.1 million benefit from insurance proceeds during the second quarter of fiscal 2004.  Of this amount, $1.7 million is related to business interruption insurance and the remaining $1.4 million represented the gain on assets destroyed in the disaster, net of fees and deductibles.  The Company previously recognized a $1.2 million gain from business interruption insurance proceeds in the fourth quarter of fiscal 2003.

Also, as part of this final settlement, the Company received funds to be used for ongoing disaster related expenses, primarily temporary office space and related expenses, as well as relocation costs.  This amount, which totaled $465,900 as of March 28, 2004, is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

Note 4. Property and Equipment

All of the Company’s property and equipment is located in the United States.  Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2004	2003

Land	$4,803,200	$4,803,200
Building and improvements	13,884,500	12,568,000
Information technology equipment and software	16,046,600	13,725,400
Equipment, furniture and tooling	3,920,200	3,533,000
	38,654,500	34,629,600
Less accumulated depreciation and amortization	(12,709,800)	(9,752,700)
Property and equipment, net	$25,944,700	$24,876,900

Note 5. Goodwill and Other Intangible Assets

Prior to fiscal year 2003, goodwill was being amortized using the straight-line method over 15 years.  Amortization on other intangible assets continues to be amortized using the straight-line method over 15 years.  Amortization expense relating to goodwill and other intangible assets was $60,000, $65,600 and $332,100 for fiscal years 2004, 2003 and 2002, respectively. Intangible assets net of accumulated amortization, which is included in Other Long-term Assets on the Consolidated Balance Sheet, totaled $129,000 and $189,000 as of March 28, 2004 and March 30, 2003, respectively.

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (FAS) No. 142, “Goodwill and Other Intangible Assets.”  FAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets.  FAS No. 142 also establishes a new method of testing goodwill and intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of FAS No. 142 resulted in discontinuation of amortization of goodwill commencing April 1, 2002; however, the Company has tested goodwill and intangible assets for impairment under the new standard during fiscals 2004 and 2003.  The Company performed its transitional impairment test as of April 1, 2002.  The Company performs its annual impairment test on the first day of its fourth quarter.  As a result of these impairment tests, no impairment of goodwill and intangible assets was recognized in fiscal years 2004 and 2003.

The following table presents the impact of FAS No. 142 on net income and earnings per share assuming adoption as of April 2, 2001:

	Fiscal Year Ended
	March 28, 2004	March 30, 2003	March 31, 2002

Reported net income	$2,891,800	$3,048,600	$3,905,900
Add: Goodwill amortization, net of tax	—	—	163,900
Adjusted net income	$2,891,800	$3,048,600	$4,069,800

Basic earnings per share
Reported net income	$0.65	$0.68	$0.87
Add: Goodwill amortization, net of tax	—	—	0.04
Adjusted net income	$0.65	$0.68	$0.91

Diluted earnings per share
Reported net income	$0.65	$0.67	$0.85
Add: Goodwill amortization, net of tax	—	—	0.04
Adjusted net income	$0.65	$0.67	$0.89

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2004	2003

Payroll, benefits and taxes	$3,675,700	$3,718,400
Outstanding checks	—	3,441,700
Income and sales taxes	680,900	479,300
Disaster insurance reserve (see Note 3)	465,900	—
Lease termination costs (see Note 11)	526,100	—
Other	1,239,900	938,400
Accrued expenses and other current liabilities	$6,588,500	$8,577,800

Total lease termination costs are $1.1 million at March 28, 2004, of which $526,100 will be paid during fiscal 2005 and therefore is included above.  The remaining $553,300 is included in Other Long-Term Liabilities in the Consolidated Balance Sheet.

Note 7. Borrowings Under Revolving Credit Facility

Effective September 30, 2003, the Company established a $30 million revolving line of credit facility with Wachovia Bank, National Association and SunTrust Bank, replacing its previously existing $30 million revolving credit facility with another lender.  This new facility has a three-year term expiring September 2006 and is unsecured. Interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.5 to 2%.  At March 28, 2004 and March 30, 2003, the Company had no outstanding balances on its revolving credit facility.

The weighted average interest rate on borrowings under this and the Company’s prior revolving credit facility was 2.86%, 3.09% and 5.36% for fiscal years 2004, 2003 and 2002, respectively. Interest expense on this and the Company’s prior revolving credit facility for fiscal years 2004, 2003 and 2002 totaled $400, $28,900 and $152,200, respectively. Average borrowings under this and the Company’s prior credit facility totaled $15,200, $935,600 and $2,839,100; and maximum borrowings totaled $1,256,000, $4,362,000 and $10,427,000, for fiscal years 2004, 2003 and 2002, respectively.

The terms of the current and prior credit facilities each require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The new facility is also subject to a borrowing base.  The Company was in compliance with the terms of each facility, as applicable during fiscal years 2004, 2003 and 2002.

Note 8. Long-Term Debt

At March 28, 2004 and March 30, 2003, the Company had a term note outstanding to a bank of $4,520,800 and $4,787,700, respectively.  The term note is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2003. Effective May 1, 2003, the maturity date of the note payable was extended until June 30, 2004, with no additional substantial changes to the terms and conditions.  The note bears interest at a floating rate of LIBOR plus 1.50% per annum. The weighted average interest rate in fiscal years 2004, 2003 and 2002 was 2.95%, 3.55% and 4.66%, respectively. Interest expense under this note was $137,300, $174,700 and $240,500 for fiscal years 2004, 2003 and 2002, respectively. The note is secured by a first position deed of trust encumbering the Company-owned real property located in Hunt Valley, Maryland. The note contains certain restrictive covenants that, among other things, require the maintenance of certain financial ratios. The Company was in compliance with the provisions of the agreement during fiscal years 2004, 2003 and 2002. In June 2004, the Company received a commitment letter to refinance this obligation with other financial institutions and therefore has classified the note, with the exception of principal amounts due within one year, as long-term debt in the Consolidated Balance Sheet as of March 28, 2004.  The new term note will be payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note will bear interest at a floating rate of LIBOR plus 1.75%.

At March 28, 2004 and March 30, 2003, the Company had a note payable outstanding to Baltimore County, Maryland of $115,400 and $128,200, respectively.  The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $5,800, $6,500 and $6,400 for fiscal years 2004, 2003 and 2002, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 28, 2004 and March 30, 2003, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $1,000,500 and $1,117,700, respectively.  The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $32,400, $45,100 and $40,100 for fiscal years 2004, 2003 and 2002, respectively.  The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 28, 2004, scheduled annual maturities of long-term debt, including the to be refinanced term note above, are as follows:

Fiscal year:

2005	$282,000
2006	308,500
2007	392,100
2008	312,000
2009	321,200
Thereafter	4,020,900
$5,636,700

Note 9. Commitments and Contingencies

Effective April 1, 2001, the Company entered into a lease, which expires in March 2006, for an additional 65,000 square feet of distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company consolidated the operations in this facility into its Global Logistics Center in the third quarter of fiscal 2004

(see Note 11).  Monthly rent of approximately $45,000 is due through March 2006.  Rent expense for fiscal years 2004, 2003 and 2002 totaled $452,000, $668,200, and $653,300, respectively.

Following the October 12, 2002 disaster, the Company relocated its sales, marketing and administrative offices to a subleased location nearby its Global Logistics Center.  The sublease for this space expires May 31, 2004; and the Company has entered into a direct lease for this space for a term beginning June 1, 2004 and expiring May 31, 2007.  However, the Company can terminate the lease by giving twelve months written notice at any time after June 1, 2004.  The monthly rental fee will range from $110,300 to $117,200 throughout the lease term.

As of March 28, 2004, the Company’s minimum future obligations under existing leases are as follows:

Fiscal year:
2005	$1,769,700
2006	783,100
$2,552,800

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 10. Business Segments

In April 2003, the Company hired a senior vice president to run the network infrastructure line of business and promoted an existing employee to senior vice president to run the mobile devices and accessories line of business.  Another senior vice president ran and continues to run the test and maintenance line of business. Due to these changes and the related staffing reorganization that occurred as a result, the Company now regularly evaluates revenue, gross profit and inventory as three business segments.

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Accounting policies for measuring segment gross profit and inventory are substantially consistent with those described in Note 2.  Product delivery revenue and certain minor cost of sales expenses have been allocated to each segment based on a percentage of revenues and gross profit to agree to financial statement revenue and gross profit.  The below segment information has been presented under the new segment organization; in addition fiscal 2003 and 2002 amounts have been restated to conform to the new segment organization.

Segment activity for the fiscal years 2004, 2003 and 2002 is as follows:

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 28, 2004
Revenue-Commercial	$114,606	$58,793	$51,702	$225,101
Revenue-Affinity Consumer Direct	—	127,573	—	127,573
Revenue-Total	114,606	186,366	51,702	352,674

Gross Profit-Commercial	28,508	14,964	13,785	57,257
Gross Profit-Affinity Consumer Direct	—	20,389	—	20,389
Gross Profit-Total	28,508	35,353	13,785	77,646

Product Inventory	16,093	19,549	5,345	40,987

Year ended March 30, 2003
Revenue-Commercial	$97,491	$53,312	$61,970	$212,773
Revenue-Affinity Consumer Direct	—	61,140	—	61,140
Revenue-Total	97,491	114,452	61,970	273,913

Gross Profit-Commercial	25,289	13,331	17,049	55,669
Gross Profit-Affinity Consumer Direct	—	15,646	—	15,646
Gross Profit-Total	25,289	28,977	17,049	71,315

Product Inventory	12,191	9,506	4,943	26,640

Year ended March 31, 2002
Revenue-Commercial	$107,023	$60,657	$62,504	$230,184
Revenue-Affinity Consumer Direct	—	18,731	—	18,731
Revenue-Total	107,023	79,388	62,504	248,915

Gross Profit-Commercial	26,338	14,846	17,854	59,038
Gross Profit-Affinity Consumer Direct	—	9,445	—	9,445
Gross Profit-Total	26,338	24,291	17,854	68,483

Product Inventory	21,011	10,093	7,377	38,481

Note 11. Restructuring Charges

On October 21, 2003, the Company announced a major program designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth.  The cost of this program, which primarily consisted of termination charges, was $164,000 and was expensed and paid in the third quarter of fiscal 2004.  There were 21 employees terminated as a result of this program.  Also during the quarter, the Company consolidated its distribution operations from three facilities to two.  Consolidation charges of $2.1 million, which are based on current assumptions, represent exit costs, including asset write-offs of $823,000 and the present value of the continuing lease obligation associated with the vacated facility.  Due to current real estate market conditions and the short remaining lease term, the Company does not expect to be able to sub-lease this facility. These profitability program costs and facility consolidation charges, which total $2.3 million in the aggregate, are included as restructuring charges on the Company’s Consolidated Income Statement for the year ended March 28, 2004.  The Company has recorded a $1.1 million liability on its Consolidated Balance Sheet, representing the current present value of continuing lease obligations related to this vacated facility.

Note 12. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a share buyback program, authorizing the purchase of up to 450,000 shares of its outstanding common stock. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.

No time limit has been set for completion of the program.  As of March 28, 2004, the Company had purchased 112,900 shares for $754,400, or an average of $6.68 per share.

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided on the Consolidated Statements of Income is as follows:

	2004	2003	2002

Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.8	2.5	2.8
Nondeductible expenses	1.6	3.2	2.1
Other	1.4	(1.2)	—
Effective rate	39.8%	38.5%	38.9%

The provision for income taxes was comprised of the following:

		2004	2003	2002

Federal:	Current	$1,405,700	$1,281,100	$2,498,600
	Deferred	320,400	471,400	(263,800)
State:	Current	146,800	95,600	280,200
	Deferred	37,700	62,100	(31,000)
Provision for income taxes		$1,910,600	$1,910,200	$2,484,000

Total deferred tax assets and deferred tax liabilities as of March 28, 2004 and March 30, 2003, and the sources of the differences between financial accounting and tax bases of the Company’s assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2004	2003

Deferred tax assets:
Accrued expenses and reserves	$2,037,200	$2,219,500
Other assets	41,800	39,100
	$2,079,000	$2,258,600

Deferred tax liabilities:
Depreciation	$2,600,200	$2,552,200
Other assets	818,900	688,400
	$3,419,100	$3,240,600

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees, and the Company at its discretion, may make matching contributions. Expense related to this matching contribution was $135,800, $155,000 and $120,200 during fiscal years 2004, 2003 and 2002, respectively. As of March 28, 2004, plan assets included 38,479 shares of Common Stock of the Company.

The Company maintains a nonqualified deferred compensation plan that covers directors and certain management personnel as determined by the Board of Directors’ appointed Benefit Plans Committee.  Contributions to the plan can be made by these individuals, as well as by the Company at the discretion of the Company’s Board of Directors; however, the Company has made no contributions to the plan since its inception.  All plan assets are held in an irrevocable Rabbi trust.

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

Note 15. Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2004	2003	2002

Basic weighted average shares outstanding	4,432,400	4,514,500	4,500,800
Effect of dilutive common equivalent shares	36,600	11,100	75,100
Diluted weighted average shares outstanding	4,469,000	4,525,600	4,575,900

Of the 504,375 options to purchase shares of common stock outstanding at March 28, 2004, options to purchase 65,875 shares of common stock at a weighted average exercise price of $20.21 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 16. Stock-Based Compensation

The Company has two stock incentive plans, the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the 1994 Stock and Incentive Plan (the 1994 Plan). The 1984 Plan and the 1994 Plan allow for the grant of awards in respect of an aggregate of 401,250 and 1,172,500 shares of the Company’s common stock, respectively. As of March 28, 2004, no shares were available for issue in respect of additional awards under the 1984 Plan and 760,320 shares were available for issue in respect of additional awards under the 1994 Plan. The 1994 Plan allowed for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards, but no additional awards can be made under the 1994 Plan after April 12, 2004, without stockholder approval of an extension of the plan term.  Awards outstanding at the time of expiration of the plan, remain outstanding in accordance with their terms. Only options had been granted as awards under the 1994 Plan through fiscal 2004 (see Note 2 for Performance Stock Unit Award Program for fiscal 2005 activity).

In addition to options outstanding under the 1984 Plan and the 1994 Plan, nonplan options to purchase an aggregate of 293,888 shares of the Company’s Common Stock have been granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. Transactions involving options are summarized as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,273,000	$18.38	1,266,300	$18.92	1,177,000	$20.19
Granted	15,000	6.62	70,000	11.08	193,000	12.47
Exercised	—	—	—	—	—	—
Cancelled	(783,625)	21.79	(63,300)	21.11	(103,700)	21.39
Outstanding, end of year	504,375	$12.74	1,273,000	$18.38	1,266,300	$18.92
Exercisable at end of year	295,075		770,700		605,200

Cancelled options include those options repurchased and cancelled under the Company’s stock option repurchase program completed in fiscal 2004 (see Note 2).

Information about stock options outstanding and exercisable as of March 28, 2004 is as follows:

Range of Exercise Price	Outstanding Shares	Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable Shares	Exercisable Weighted Average Exercise Price

$0.00-15.00	448,500	2.93	$11.75	249,400	$12.04
15.01-25.00	54,875	3.40	20.41	44,675	20.59
25.01-36.50	1,000	2.43	35.00	1,000	35.00
$0.00-36.50	504,375	2.98	$12.74	295,075	$13.41

During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 200,000 shares of the Company’s Common Stock at 85% of the lower of the market price on the first day of a six-month period and the market price on the last day of that same six-month period. The Company’s only expense relating to this plan is for its administration. During fiscal 2004 and 2003, 12,950 and 3,096 shares, respectively, were sold to employees under this plan. The weighted average market value of the shares sold in fiscal 2004 and 2003 was $7.65 and $10.12, respectively.

Note 17. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, insurance receivable from disaster, product inventory, trade accounts payable and accrued expenses and borrowings under the revolving credit facility and the note payable to a bank, which bear interest at variable rates, approximate their fair value as of March 28, 2004 and March 30, 2003.

Fair value of long-term debt, calculated using current interest rates and future principal payments, excluding the note payable to a bank, as of March 28, 2004 and March 30, 2003 is as follows:

	2004	2003

Note payable to Baltimore County, Maryland	$122,200	$137,000
Note payable to the Maryland Economic Development Corporation	1,060,100	1,173,200
	$1,182,300	$1,310,200

Note 18. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2004, 2003 and 2002 totaled $177,700, $440,200 and $553,200, respectively. Cash paid for income taxes, net of refunds, for fiscal years 2004, 2003 and 2002 totaled $2,282,600, $2,984,700 and $1,360,700, respectively.

Note 19. Concentration of Risk

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2004, 2003 and 2002 sales of products purchased from the Company’s top ten vendors accounted for 40%, 42% and 42% of total revenues, respectively, with sales of products purchased from the Company’s largest vendor generating approximately 29%, 12% and 13% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2004, 2003 and 2002, sales of products to the Company’s top ten customer relationships accounted for 41%, 31% and 22% of total revenues, respectively, with sales to the Company’s largest customer relationship generating approximately 31%, 20% and 4% of total revenues, respectively.

At March 28, 2004, the Company’s largest customer, T-Mobile USA, accounted for 41% of the Company’s outstanding accounts receivable.  Also at March 28, 2004, accounts payable owed to T-Mobile USA represents 48% of the Company’s total accounts payable balance.  Under the terms of the affinity relationship agreement with T-Mobile USA, the Company has the right to offset outstanding accounts receivable with outstanding accounts payable.

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

The financial statements as of and for the years ended March 28, 2004 and March 30, 2003 have been audited by Ernst & Young LLP, independent public accountants.  The financial statements as of and for the year ended March 31, 2002 have been audited by Arthur Andersen, LLP, independent public accountants.

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

/s/ Robert B. Barnhill, Jr.	/s/ Robert C. Singer
Robert B. Barnhill, Jr.	Robert C. Singer
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors

TESSCO Technologies Incorporated

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 28, 2004 and March 30, 2003 and the related consolidated statements of income, stockholder’s equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index as Schedule II for the years ended March 28, 2004 and March 30, 2003. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  The financial statements and schedule of TESSCO Technologies Incorporated and subsidiaries for the year ended March 31, 2002 were audited by other auditors, who have ceased operations, and whose report dated April 24, 2002, expressed an unqualified opinion on those statements and schedule, prior to the disclosures related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, discussed in Note 5 and prior to the restatement adjustments described in Note 10.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 28, 2004 and March 30, 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the years ended March 28, 2004 and March 30, 2003, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, effective April 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the financial statements of TESSCO Technologies Incorporated as of March 31, 2002, and for the year then ended, were audited by other auditors who have ceased operations.  As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of April 1, 2002.  Our audit procedures with respect to the disclosures in Note 5 with respect to 2002 included (a) agreeing the previously reported net income to the previously issued financial statements, (b) agreeing the amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of applying Statement No. 142 to the previously issued financial statements, (c) recalculating the Company’s effective tax rate for 2002 based on the Company’s previously issued financial statements, and (d) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2002 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 consolidated financial statements of TESSCO Technologies Incorporated.

As discussed above, the consolidated financial statements of TESSCO Technologies Incorporated and subsidiaries as of March 31, 2002, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 10, the Company changed the composition of its reportable segments during the year ended March 28, 2004, and the amounts in the 2002 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 and 2004 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 consolidated financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, segment profit and assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 financial statements taken as a whole.

/s/ Ernst & Young, LLP

Baltimore, Maryland
April 16, 2004
except for Note 8, as to which the date is
June 9, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen.  Certain financial information as of March 30, 2002 and April 1, 2001 and for the years then ended was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2002 financial statement presentation, (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year and (iii) segment information disclosures.

To the Board of Directors and Stockholders

of TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated (a Delaware Corporation) as of March 31, 2002 and April 1, 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ ARTHUR ANDERSEN LLP
Baltimore, Maryland
April 24, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.       Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management timely.  Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There were no changes during our most recently completed fiscal quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information with respect to the identity and business experience of the directors of the Company and their remuneration is incorporated by reference to the information set forth in the section captioned “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon (the “Proxy Statement”). The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated by reference to the information set forth in the section captioned “Meetings and Committees of the Board of Directors” in the

Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated by reference to the section captioned “Code of Ethics” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Management and Principal Stockholders” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 13. Certain Relationships and Related Transactions.

The information required by this item, if any, is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 14.       Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption, “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which is anticipated to be filed pursuant to regulation 14A within one-hundred and twenty days (120) after the close of the fiscal year reported on.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  The following documents are filed as part of this report:

1.                                       The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 28, 2004 and March 30, 2003

Consolidated Statements of Income for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002

Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

2.             The following financial statement schedules are required to be filed by Item 8 and paragraph (d) of this Item 15 included herewith:

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
10.1.1

Amendment to Employment Agreement for Robert B. Barnhill, Jr. dated May 1, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003).

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
10.8

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

10.11

Sublease Agreement dated November 21, 2002 by and between TESSCO Technologies Incorporated and Deutsche Bank Securities Inc., for space located at 375 West Padonia Road, Timonium, Maryland, without exhibits (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002).

10.12

Agreement of Lease By and Between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003)

11.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Public Accountants (filed herewith).
31.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Robert C. Singer, Chief Financial Officer
32.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer
32.2	Section 1350 Certification of Robert C. Singer, Chief Financial Officer

(b) Reports on Form 8-K during the quarter ended March 28, 2004

Current Report on Form 8-K filed January 23, 2004, announcing the Company’s third quarter fiscal 2004 financial results.

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2004	2003	2002
Allowance for doubtful accounts:
Balance, beginning of period	$694,100	$722,000	$1,480,100
Provision for bad debts	999,000	616,100	823,300
Write-offs and other adjustments	(621,500)	(644,000)	(1,581,400)
Balance, end of period	$1,071,600	$694,100	$722,000

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President
June 17, 2004

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

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer	June 17, 2004
Robert B. Barnhill, Jr.	(principal executive officer)

/s/ Robert C. Singer	Senior Vice President Chief Financial Officer	June 17, 2004
Robert C. Singer	(principal financial and accounting officer)

/s/ Jerome C. Eppler	Director	June 17, 2004
Jerome C. Eppler

/s/ Benn R. Konsynski	Director	June 17, 2004
Benn R. Konsynski

/s/ John D. Beletic	Director	June 17, 2004
John D. Beletic

/s/ Dennis J. Shaughnessy	Director	June 17, 2004
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 17, 2004
Morton F. Zifferer, Jr.

/s/ Daniel Okrent	Director	June 17, 2004
Daniel Okrent