Form 10-Q
period 2004-06-27
TESSCO TECHNOLOGIES INC
filed 2004-08-11
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004

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

August 6, 2004 was 4,447,791.

TESSCO TECHNOLOGIES INCORPORATED

Part I – Financial Information

Item 1 – Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	June 27, 2004	March 28, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,359,100	$6,765,600
Trade accounts receivable, net	39,877,100	47,124,600
Product inventory	37,361,200	40,987,100
Deferred tax asset	2,079,000	2,079,000
Prepaid expenses and other current assets	2,455,100	2,494,300
Total current assets	88,131,500	99,450,600

PROPERTY AND EQUIPMENT, net	25,623,700	25,944,700
GOODWILL, net	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	1,259,100	1,281,200
Total assets	$117,466,500	$129,128,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$43,032,300	$55,250,000
Accrued expenses and other current liabilities	5,154,000	6,588,500
Revolving credit facility	—	—
Current portion of long-term debt	359,400	282,000
Total current liabilities	48,545,700	62,120,500

DEFERRED TAX LIABILITY	3,419,100	3,419,100
LONG-TERM DEBT, net of current portion	5,208,300	5,354,700
OTHER LONG-TERM LIABILITIES	1,851,100	1,900,900
Total liabilities	59,024,200	72,795,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,700	48,500
Additional paid-in capital	22,915,700	22,250,200
Treasury stock, at cost	(4,547,000)	(4,547,000)
Retained earnings	40,024,900	38,581,800
Total shareholders’ equity	58,442,300	56,333,500
Total liabilities and shareholders’ equity	$117,466,500	$129,128,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended
	June 27, 2004	June 29, 2003
	(unaudited)	(unaudited)

Revenues	$110,605,000	$69,991,100
Cost of goods sold	88,215,600	52,685,400

Gross profit	22,389,400	17,305,700

Selling, general and administrative expenses	19,989,100	17,797,100

Income (loss) from operations	2,400,300	(491,400)

Interest, net	34,600	22,300

Income (loss) before provision for (benefit from) income taxes	2,365,700	(513,700)

Provision for (benefit from) income taxes	922,600	(200,400)

Net income (loss)	$1,443,100	$(313,300)

Basic earnings (loss) per share	$0.33	$(0.07)

Diluted earnings (loss) per share	$0.32	$(0.07)

Basic weighted average shares outstanding	4,435,000	4,470,200

Diluted weighted average shares outstanding	4,544,600	4,470,200

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Fiscal Quarters Ended
	June 27, 2004	June 29, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,443,100	$(313,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,027,000	931,800
Other non-cash items	372,500	66,700
Decrease in trade accounts receivable	7,247,500	4,893,300
Decrease (increase) in product inventory	3,625,900	(3,348,200)
Decrease in prepaid expenses and other current assets	39,200	6,256,800
(Decrease) increase in trade accounts payable	(12,217,700)	3,073,600
Decrease in accrued expenses and other current liabilities	(1,434,500)	(4,957,100)
Net cash provided by operating activities	103,000	6,603,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(691,000)	(751,200)
Net cash used in investing activities	(691,000)	(751,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on revolving line of credit	—	—
Payments on long-term debt	(69,000)	(68,500)
Proceeds from issuance of stock	250,500	54,600
Purchase of treasury stock	—	(534,400)
Net cash provided by (used in) financing activities	181,500	(548,300)

Net (decrease) increase in cash and cash equivalents	(406,500)	5,304,100

CASH AND CASH EQUIVALENTS, beginning of period	6,765,600	—

CASH AND CASH EQUIVALENTS, end of period	$6,359,100	$5,304,100

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

June 27, 2004

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

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 28, 2004.

Note 2.  Stock Options Granted to Employees

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Prior to fiscal 2005, as permitted by SFAS No. 148 and SFAS No. 123, the Company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense, except as noted below had been recognized for the Company’s stock options prior to fiscal 2005 because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

Effective, March 29, 2004, the Company elected to adopt the fair value provisions of SFAS No. 123 using the modified prospective method in accordance with SFAS No. 148.  Accordingly, beginning in fiscal 2005, the Company has begun expensing stock options and other equity compensation instruments using fair value methods.  Stock-based employee compensation cost recognized in fiscal 2005 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995. Results for prior periods have not been restated. During the first quarter of fiscal 2005, the Company recognized expense of $483,600 related to stock based compensation, which is included as selling, general and administrative expense in the Consolidated Statement of Income.

The Company has annually reported pro-forma net income and earnings per share information in accordance with SFAS No. 123, that is, as if it had accounted for stock options using the fair value method prescribed by SFAS No. 123.   In accordance with SFAS No. 123, the fair value of the Company’s stock options is determined using the Black-Scholes option pricing model, based upon facts and assumptions existing at the date of grant.  The value of each option at the date of grant is amortized as compensation expense over the option vesting period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. This model, and other option pricing models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company’s options are not traded and have certain vesting restrictions.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because the value is determined at the date of grant and is amortized to expense over the vesting period without regard to changes in stock price, volatility or interest rates, the fair value calculated under the option models currently available may not reflect the actual fair value of the Company’s options.

On April 28, 2003, the Company’s Board of Directors authorized the Company to proceed with a stock option repurchase program. The repurchase program was completed on June 5, 2003, at which time options for 743,545 shares were repurchased and cancelled.    This program resulted in compensation expense and cash paid of approximately $510,000 ($312,000, net of tax), which is included in selling, general and administrative expenses in the Company’s Consolidated Statement of Income for the quarter ended June 29, 2003. The amount paid for these options was determined on the basis of a discounted Black-Scholes calculation, using then current input assumptions.

As required by SFAS No. 123, the estimated fair value of each option, as determined as of the date of grant, is amortized as compensation expense over the option vesting period, provided the option remains outstanding.  However, when an option is repurchased, it is no longer outstanding and the then unamortized portion of its value as had been determined at the grant date, is recognized as compensation expense at the date of repurchase for SFAS No. 123 pro-forma purposes.  Accordingly, although the amount actually paid by the Company for the repurchased options on the basis of a discounted current Black-Scholes calculation was $510,000 ($312,000 net of tax), the unamortized compensation expense of these same options, based on the Black-Scholes calculation fixed at the date of grant, was approximately $1.7 million.  Under SFAS No. 123, the latter amount was recognized as expense for pro-forma disclosure purposes in the first quarter of fiscal 2004.

In April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s 1994 Stock and Incentive Plan.  Under the program, Performance Stock Units (PSU) have been granted to selected individuals. Each PSU entitles the recipient to earn one share of TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares vest and are issued over a period of years. Earnings per share targets, which take into account the earnings impact of this program, were set in advance for the complete performance cycle by the Board of Directors at levels necessary to grow shareowner value, and represent continual increases in earnings per share.  If actual performance does not reach the minimum threshold targets, no shares will be issued. At the minimum threshold performance targets, up to a total of 153,000 shares could be issued. If actual performance over the three-year period reaches the highest level of targets and each recipient continues as a TESSCO employee until May 2008, a maximum of 600,000 shares of common stock could be issued over the four-year period ending May 2008.  Under SFAS No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation charge based upon the stock price at the PSU grant date; management’s projections of future EPS performance over the performance cycle; and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change in future periods.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below for the quarter ended June 29, 2003 (in thousands):

Net loss, as reported	$(313)
Compensation expense included in net loss, net of tax	312
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	(1,660)
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(202)
Pro-forma loss	$(1,863)

Basic loss per share, as reported	$(0.07)
Pro-forma basic loss per share	(0.42)

Diluted loss per share, as reported	$(0.07)
Pro-forma diluted loss per share	(0.42)

Also during the first quarter of fiscal 2005, the Company issued 14,427 shares of Company stock related to stock option exercises and 401(k) Plan matches.

Note 3.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended
	June 27, 2004	June 29, 2003
Basic weighted average common shares outstanding	4,435,000	4,470,200
Effect of dilutive common equivalent shares	109,600	—
Diluted weighted average shares outstanding	4,544,600	4,470,200

Options to purchase 54,875 shares of common stock at a weighted average exercise price of $20.68 per share were outstanding as of June 27, 2004, but the common equivalent shares were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 4.  Business Segments

In April 2003, the Company hired a Senior Vice President to run the network infrastructure line of business and promoted an existing employee to Senior Vice President to run the mobile devices and accessories line of business.  Another Senior Vice President runs the test and maintenance line of business. Due to these changes and the related staffing reorganization that occurred as a result, the Company regularly evaluates revenue, gross profit and inventory as three business segments.

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product development, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Accounting policies for measuring segment gross profit and inventory are substantially consistent with those described in Note 2 to the Company’s March 28, 2004 audited financial statements. Product delivery revenue and certain minor cost of sales expenses have been allocated to each segment based on a percentage of revenues and gross profit.

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Three months ended June 27, 2004
Revenue-Commercial	$32,853	$16,851	$15,672	$65,376
Revenue-Affinity Consumer Direct	—	45,229	—	45,229
Revenue-Total	32,853	62,080	15,672	110,605

Gross Profit-Commercial	7,964	4,391	4,256	16,611
Gross Profit-Affinity Consumer Direct	—	5,778	—	5,778
Gross Profit-Total	7,964	10,169	4,256	22,389

Product Inventory	16,368	15,672	5,321	37,361

Three months ended June 29, 2003
Revenue-Commercial	$25,189	$13,194	$12,228	$50,611
Revenue-Affinity Consumer Direct	—	19,380	—	19,380
Revenue-Total	25,189	32,574	12,228	69,991

Gross Profit-Commercial	6,193	3,379	3,394	12,966
Gross Profit-Affinity Consumer Direct	—	4,340	—	4,340
Gross Profit-Total	6,193	7,719	3,394	17,306

Product Inventory	15,386	9,569	5,033	29,988

The Company’s largest customer relationship, T-Mobile USA, accounted for 38% and 24% of total revenues in the first quarter of fiscal 2005 and 2004, respectively.  This relationship is similar to most of our affinity-partner relationships, which are of limited duration and terminable by either party upon several months or otherwise relatively short notice.

Note 5.  Long-Term Debt

Effective June 30, 2004, the Company refinanced its existing term loan with a bank.  The new term loan is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is generally subject to the same financial covenants as the Company’s revolving credit facility, which requires the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments.

Note 6.  Commitments and Contingencies

Effective April 1, 2001, the Company entered into a lease, which expires in March 2006, for an additional 65,000 square feet of distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company consolidated the operations in this facility into its Global Logistics Center in the third quarter of fiscal 2004 and recorded consolidation charges of $2.1 million representing exit costs including asset write-offs and the present value of the continuing lease obligation associated with the vacated facility.  Monthly rent of approximately $45,000 is due through March 2006.  The Company has a $949,400 liability on its Consolidated Balance Sheet at June 27, 2004, representing the present value of continuing lease obligations related to this vacated facility.

The Company has entered into a lease for space for its sales, marketing and administrative offices nearby its Global Logistics Center, for a term beginning June 1, 2004 and expiring May 31, 2007.  However, the Company can terminate the lease by giving twelve months written notice at any time after June 1, 2004.  The monthly rental fee ranges from $110,300 to $117,200 throughout the lease term.

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 7.  Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform with the current year presentation.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 28, 2004.

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

We offer a wide range of products that are classified into three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial sell-to and sell-through customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and in-building products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial sell-to and sell-through customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial sell-to and sell-through customers, are used to install, tune, maintain and repair wireless communications equipment. Almost half of all of our installation test and maintenance sales are generated from the sales of replacement parts and materials for original equipment manufacturers such as Nokia, Inc (Nokia).  The other portion of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.   Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

The emerging wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, including those with T-Mobile USA (T-Mobile), our largest affinity partner, and Nokia, are typically of limited duration and are terminable by either party upon several months or otherwise relatively short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 450 manufacturers provide us with a competitive advantage over new entrants to the market.

The current status of our T-Mobile relationship is discussed in further detail in the First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004 section below.

First quarter results in fiscal 2005 were driven by revenue growth and gross profit growth in all three of our lines of business, as well as all three of our market categories, as compared with the first quarter of fiscal 2004.  Commercial customer (sell-to and sell-through market categories) revenue growth and gross profit growth were 29% and 28%, respectively.  Consumer customer revenue growth and gross profit growth were 133% and 33%, respectively.  We also achieved overall revenue and gross profit growth of 3% and 6%, respectively, as compared with the fourth quarter of fiscal 2004.  This growth was driven by commercial revenues and gross profits, which increased 14% and 11%, respectively.  Consumer revenues and gross profits for the first quarter of fiscal 2005 declined slightly from fiscal 2004 fourth quarter, by 10% and 6%, respectively.

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Revenues increased by $40.6 million, or 58%, to $110.6 million for the first quarter of fiscal 2005 compared to $70.0 million for the first quarter of fiscal 2004.  Revenues from mobile devices and accessories increased 91%, revenues from network infrastructure products increased 30%, and revenues from installation, test and maintenance products increased 28%.  Network infrastructure, mobile devices and accessories and installation, test and maintenance products accounted for approximately 30%, 56% and 14%, respectively, of revenues during the first quarter of fiscal 2005, as compared to 36%, 47% and 17%, respectively, of revenues during the first quarter of fiscal 2004.  Commercial sell-through customers, commercial sell-to customers and consumers accounted for approximately 30%, 29% and 41%, respectively, of revenues during the first quarter of fiscal 2005, compared to 36%, 36% and 28%, respectively, of revenues during the first quarter of fiscal 2004.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, but also reflects growth in our commercial business. In the first quarter of 2005, sales of mobile devices and accessories through our affinity consumer-direct sales channel represented 41% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from this channel represented only 26% of our total gross profit.  The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile collectively accounted for approximately 38% of total revenues in the first quarter of fiscal 2005; however, gross profit generated through the T-Mobile relationship represented an appreciably smaller percent of our total gross profit.  Commercial revenues for mobile devices and accessories increased 28% over the prior year quarter, due in part to enhanced merchandising and packaging programs, new retail relationships and an increase in data messaging product sales.

We believe that pent up demand for improved mobile phone coverage and new broadband technologies led to increased capital spending compared to the prior year quarter, which resulted in the increase in sales of our network infrastructure products.  We also believe that increased spending in homeland security and public safety at the federal, state and local levels have contributed to increased network infrastructure sales.  Although we see signs that the market for infrastructure products is stabilizing, there can be no assurances that this trend will continue.

The increase in installation, test and maintenance revenues is primarily attributable to increased sales of high dollar test equipment and lower dollar tools and shop supplies.  We believe that the increased capital spending leading to our growth in network infrastructure sales has also contributed to the increase in installation, test and maintenance sales.

Gross profit increased by $5.1 million, or 29%, to $22.4 million for the first quarter of fiscal 2005 compared to $17.3 million for the first quarter of fiscal 2004.  The gross profit margin decreased to 20.2% for the first quarter of fiscal 2005 compared to 24.7% for the first quarter of fiscal 2004.  Gross profit margin for network infrastructure, mobile devices and accessories and installation, test and maintenance products was 24.2%, 16.4% and 27.2%, respectively, for the first quarter of fiscal 2005, as compared to 24.6%, 23.7% and 27.8%, respectively, for the first quarter of fiscal 2004.  The decrease in gross profit margin percent for mobile devices and accessories was attributable to the increased revenues from the T-Mobile affinity relationship, which includes high volumes of lower margin handset sales.  With the exception of the mobile devices and accessories line of business, our gross margins by product within each segment have been sustained and these minor variations in gross profit margin are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our on-going ability to earn revenues from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  In addition, the agreements or arrangements on which our affinity relationships are based, including our arrangements with T-Mobile, are typically of limited duration, and are terminable by either party upon several months or otherwise relatively short notice.  These affinity relationships could also be affected by wireless carrier consolidation.

Over the past seven years, the T-Mobile relationship has become significant to our overall business.  During the first quarter of fiscal 2005, this relationship accounted for 38% of total revenues, or approximately $42 million, and 18%, or approximately $4 million, of our overall corporate gross profit. The gross profit margin on these revenues was approximately 9.5% for the first quarter of fiscal 2005, compared to gross profit margin on non T-Mobile revenues of approximately 26.7% for the same period. The 9.5% T-Mobile gross profit margin is after product-material costs only, and does not include operating expenses necessary to support this business. These expenses are a significant portion of overall selling, general and administrative expenses and include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.

Our current relationship with T-Mobile is an e-commerce based, marketing, sales and supply chain “outsourced” operation for their business-to-business, consumer direct and telesales channels.  We have created various web sites and web stores used to interface with these channels, and continually develop, operate and maintain these web sites deploying mutually agreed upon modifications and enhancements.  We plan for required inventory, then purchase and maintain inventory levels of handsets, data devices, SIM cards, software and accessories required to support projected sales for the various channels.  After orders are placed on the various TESSCO operated websites or telephone hotlines, we are responsible for credit card verification, order invoicing, fulfillment, delivery and credit card collection. Our information system is tied to T-Mobile’s to allow activation of the handsets, and provides complete control of the process and customer experience.  Deliveries to consumers and other end users are packaged, and accompanied by accessories, SIM cards, manuals, maps and other market-specific collateral material.   When we collect payment directly from the end user via credit card processing, all related credit card fees and any bad debts are our responsibility.  We accept returns by consumers and other end users whether or not defective, or otherwise nonconforming, in accordance with returns policies and procedures agreed to by T-Mobile.  All of these current services are built upon business rules and interfaces that have been jointly developed over the last seven years and are fully imbedded in our systems and operations.

T-Mobile is currently considering changing the fulfillment and delivery component of the marketing, sales and supply chain model to an inventory consignment and fee for “pick, pack and ship” approach.  If this change is implemented, this fulfillment and delivery component may continue to be performed by us, or performance of this component could be sourced elsewhere by T-Mobile.  Implementation of this change could also impact the other components of our existing T-Mobile relationship, or could result in termination of the relationship altogether.  As noted previously, these types of relationships are typically of limited duration.  Moreover, any significant change to, or termination of, the existing relationship with T-Mobile would have a material adverse effect on revenues, contribution to selling, general and administrative expenses, and on our profits.  We reasonably anticipate that, should any of these events be initiated, no material impact would occur for at least six months after notice of a change or termination is given or negotiated.  To date, no such notice has been received.  In the meantime, revenues may increase or decrease on the basis of the various factors typically applicable to this relationship.  Should this relationship either change in a material way or terminate, we would take appropriate action to reallocate dedicated resources to other opportunities and reduce dedicated expenses, recognizing that some resources and expenses may not be eliminated.  We believe that we are performing at or above expected standards and providing T-Mobile an effective and productive integrated marketing, sales and supply chain system.

Total selling, general and administrative expenses increased by $2.2 million, or 12%, to $20.0 million for the first quarter of fiscal 2005 compared to $17.8 million for the first quarter of fiscal 2004.   The largest factor for the

increase in total selling, general and administrative expenses were increased fulfillment costs associated with the large growth in consumer revenue.  Consumer orders are typically smaller in size and weight and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers with whom we contract for those deliveries are greater, as a percentage of revenue, than larger commercial shipments.  Also contributing to the increase are costs associated with our reward plans including the expensing of stock options and expenses associated with our recently issued Performance Stock Units.  Beginning, in fiscal 2005, credit card and other banking and related fees were included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Income Statement.  Credit card and other banking and related fees for fiscal 2004 have been reclassified to selling, general and other administrative expenses to conform to the current year presentation.  These fees increased $174,300 from fiscal 2004 to fiscal 2005, primarily due to higher credit card fees associated with the increase in consumer sales.  The increases in total selling, general and administrative expenses discussed above for the first quarter of fiscal 2005 were partially offset by approximately $510,000 of compensation expense in the first quarter of fiscal 2004 related to a stock option repurchase program completed on June 5, 2003.   We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $319,000 and $103,300 (not including the effects of the more favorable than anticipated resolution of a customer collection issue), for the quarters ended June 27, 2004 and June 29, 2003, respectively.  Total selling, general and administrative expenses decreased as a percentage of revenues to 18.1% for the first quarter of fiscal 2005 from 25.4% for the first quarter of fiscal 2004.

As a result of the factors discussed above, we had income from operations of $2.4 million in the first quarter of fiscal 2005 compared to a loss from operations of $491,400 for the first quarter of fiscal 2004.  For the first quarter, we had income before provision for income taxes of $2.4 million compared to in a loss before benefit from income taxes of $513,700 for the first quarter of fiscal 2004.  The effective tax rates in the first quarter of fiscal years 2005 and 2004 were both 39.0%.  Net income increased $1.8 million and earnings per share (diluted) increased $0.39 over the first quarter of fiscal 2004.

Liquidity and Capital Resources

We generated $103,000 of net cash from operating activities in the first quarter of fiscal 2005 compared to $6.6 million in the first quarter of fiscal 2004.  In the first quarter of fiscal 2005, our cash flow from operations was driven largely by net income plus depreciation and amortization, decreases in trade accounts receivable and inventory, and was substantially offset by a significant decrease in trade accounts payable and accrued expenses and other current liabilities.  Trade accounts receivable decreased due to increased collections from our customers, many of whom maintain accounts with open terms.  The decrease in inventory is primarily related to a decease in handsets associated with a sequential decrease in consumer sales this quarter.  Accounts payable decreased due to the timing of our payments to our vendors and to lower inventory purchases during the quarter.  In most cases, we have negotiated open payment terms with our vendors and manufacturers. We negotiate the duration of these payment terms when establishing and/or renewing relationships with vendors and manufacturers and attempt to balance the payment terms with other factors such as pricing, availability of competitive products and anticipated demand.  The timing of payments related to past purchases and the amount of future inventory purchases will create periodic increases and decreases in the accounts payable balance.  Accrued expenses and other current liabilities decreased primarily due the timing and amount of certain payroll related accruals.

Capital expenditures totaled $691,000 in the first quarter of fiscal 2005, primarily related to investments in information technology.  In the first quarter of fiscal 2004, capital expenditures totaled $751,200, comprised primarily of investments in information technology and improvements made to our Americas Logistics Center.

Net cash provided by financing activities was $181,500 for the first quarter of fiscal 2005 compared to net cash used of $548,300 for the first quarter of fiscal 2004.  During the first quarter of fiscal 2005, we did not purchase any shares of our outstanding common stock pursuant to our stock buyback program.  To date under this program, a total of 112,900 shares have been purchased for $754,400, or an average price of $6.68 per share.  The

Board of Directors has authorized the purchase of up to 450,000 shares.  We expect to fund any future purchases from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.   There was no balance on this credit facility at June 27, 2004 and we only took minimal draws on the facility during the first quarter of 2005.

Effective June 30, 2004, we refinanced our existing term loan with a bank.   The new term loan is with Wachovia Bank, National Association and SunTrust Bank and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is subject to generally the same financial covenants as our revolving credit facility.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 28, 2004.

Revenue Recognition.  We record revenue when product is shipped to the customer.  Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply-chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.   If applying this revenue recognition guidance resulted in recording revenue on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit would remain constant, assuming no other significant changes in the terms of our agreements.

 Impairment of Long-Lived and Indefinite-Lived Assets.   Our Consolidated Balance Sheet includes goodwill of approximately $2.5 million.  We perform an annual impairment test for goodwill on the first day of our fourth quarter.  We also periodically evaluate our long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $2.5 million, resulting in a charge to operations.

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

Stock-based Compensation.  Effective March 29, 2004, we adopted the fair value provisions of SFAS No. 123, “ Accounting for Stock-Based Compensation” using the modified prospective method, as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.   No compensation expense related to the grant of stock options under our stock compensation plans was reflected in net income for any periods ended on or before March 28, 2003, except as noted in Note 2 of our consolidated financial statements, because we accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all stock compensation for the three months ended June 27, 2004 is set forth in Note 2 to our consolidated financial statements.

Also under SFAS No. 123, we record compensation expense on our Performance Share Units (PSUs) over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, we determine the periodic financial statement compensation charge based upon the stock price at the PSU grant date; our projections of future EPS performance over the performance cycle; and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change in future periods.

Additional Risks

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results.  In addition to risks elsewhere discussed in this Quarterly Report on Form 10-Q and in our most recent filing on Form 10-K for the fiscal year ended March 28, 2004, included among the risks that could lead to a materially adverse impact on our business or operating results are: failure of our information technology system or distribution system; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; loss of significant customers or relationships, including affinity relationships; the strength of the customers’, vendors’ and affinity partners’ business; the termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months, or otherwise relatively short notice; economic conditions that may impact customers ability to fund purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; inability to protect certain intellectual property, including systems and technologies on which we rely; and consolidation among large wireless service carriers and others within the wireless communications industry.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Forward-Looking Statements

This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. Our future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties, including those described throughout this Quarterly Report on Form 10-Q and our most recent filing on Form 10-K for the fiscal year ended March 28, 2004, and under the heading “Additional Risk Factors” above. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement.  Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

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

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders at the Company’s offices on July 22, 2004.  At the meeting, the shareholders were asked to vote on the election of directors, the readoption of the Company’s 1994 Stock and Incentive Plan (including the extension of the date through which awards may be granted, to July 22, 2009), and the ratification of the appointment of the Company’s independent public accountants.  Each of these proposals was described in the Company’s Definitive Proxy Statement filed with the Commission on June 17, 2004 (additional Proxy Statement information was filed with the Commission on July 12, 2004).

ELECTION OF DIRECTORS.  At the meeting, the shareholders re-elected Jerome C. Eppler and Dennis J. Shaughnessy for a three-year term expiring at the Company’s 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualify..  The term of office of each of Robert B. Barnhill, Jr., Benn R. Konsynski, John D. Beletic, Daniel Okrent and Morton Zifferer also continued after the meeting. The votes cast for Mr. Eppler and Mr. Shaughnessy were as follows:

Jerome C. Eppler	4,260,233	For
	123,070	Against or Withheld

Dennis J. Shaughnessy	4,273,328	For
	109,975	Against or Withheld

STOCK AND INCENTIVE PLAN.  At the meeting, the shareholders approved the readoption of the Company’s 1994 Stock and Incentive Plan and the extension of the date which awards may be granted under the 1994 Stock and Incentive Plan to July 22, 2009.  The number of votes “for” was 2,196,649, the number of votes “against” or “withheld” was 482,541, and the number of abstentions was 11,246.

INDEPENDENT AUDITORS.  At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent public accountants of the Company for the fiscal year ending March 27, 2005.  The number of votes “for” was 4,369,476, the number of votes “against” or “withheld” was 10,184, and the number of abstentions was 3,643.

Item 5 – Other Information

None

Item 6 – Exhibits and Reports on Form 8-K

(a)                EXHIBITS:

10.1	TESSCO Technologies Incorporated Performance Share Unit Agreement - Officers and Employees
10.2	TESSCO Technologies Incorporated Performance Share Unit Agreement - Non-Employee Directors

31.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of Robert C. Singer, Chief Financial Officer.
32.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2	Section 1350 Certification of Robert C. Singer, Chief Financial Officer.

(b)               REPORT OF FORM 8-K

Current Report on Form 8-K filed April 23, 2004, announcing the Company’s fourth quarter fiscal 2004 financial results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date: August 11, 2004	By:	/s/Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)