Form 10-Q
period 2004-09-26
TESSCO TECHNOLOGIES INC
filed 2004-11-10
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Yes  ☐     No  ☒

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of November 5, 2004 was 4,202,100.

TESSCO Technologies Incorporated

Part I – Financial Information

Item 1 – Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	September 26, 2004	March 28, 2004
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,535,200	$6,765,600
Trade accounts receivable, net	53,858,000	47,124,600
Product inventory	45,952,200	40,987,100
Deferred tax asset	2,079,000	2,079,000
Prepaid expenses and other current assets	2,725,400	2,494,300
Total current assets	113,149,800	99,450,600

PROPERTY AND EQUIPMENT, net	25,676,900	25,944,700
GOODWILL, net	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	1,233,200	1,281,200
Total assets	$142,512,100	$129,128,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$67,163,500	$55,250,000
Accrued expenses and other current liabilities	6,969,300	6,588,500
Revolving credit facility	—	—
Current portion of long-term debt	360,400	282,000
Total current liabilities	74,493,200	62,120,500

DEFERRED TAX LIABILITY	3,419,100	3,419,100
LONG-TERM DEBT, net of current portion	5,182,500	5,354,700
OTHER LONG-TERM LIABILITIES	1,710,500	1,900,900
Total liabilities	84,805,300	72,795,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,700	48,500
Additional paid-in capital	23,172,100	22,250,200
Treasury stock, at cost	(7,142,700)	(4,547,000)
Retained earnings	41,628,700	38,581,800
Total shareholders’ equity	57,706,800	56,333,500
Total liabilities and shareholders’ equity	$142,512,100	$129,128,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$115,689,700	$81,928,500	$226,294,700	$151,919,600
Cost of goods sold	92,708,200	62,664,700	180,923,800	115,350,100

Gross profit	22,981,500	19,263,800	45,370,900	36,569,500

Selling, general and administrative expenses	20,309,500	18,522,800	40,298,600	36,304,300
Benefit from insurance proceeds	—	(3,054,000)	—	(3,054,000)
	20,309,500	15,468,800	40,298,600	33,250,300

Income from operations	2,672,000	3,795,000	5,072,300	3,319,200

Interest, net	42,700	42,600	77,400	80,500

Income before provision for income taxes	2,629,300	3,752,400	4,994,900	3,238,700

Provision for income taxes	1,025,400	1,463,400	1,948,000	1,263,000

Net income	$1,603,900	$2,289,000	$3,046,900	$1,975,700

Basic earnings per share	$0.37	$0.52	$0.69	$0.44

Diluted earnings per share	$0.36	$0.52	$0.68	$0.44

Basic weighted average shares outstanding	4,376,500	4,416,800	4,405,800	4,443,500

Diluted weighted average shares outstanding	4,440,700	4,422,600	4,492,600	4,446,800

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Six Months Ended
	September 26, 2004	September 28, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,046,900	$1,975,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,109,700	1,958,700
Other non-cash items	356,600	60,900
Increase in trade accounts receivable	(6,733,400)	(2,226,100)
Increase in product inventory	(4,965,100)	(5,853,900)
(Increase) decrease in prepaid expenses and other current assets	(231,100)	8,142,300
Increase in trade accounts payable	11,913,500	5,655,100
Increase (decrease) in accrued expenses and other current liabilities	380,800	(1,694,700)
Net cash provided by operating activities	5,877,900	8,018,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,811,900)	(2,047,300)
Net cash used in investing activities	(1,811,900)	(2,047,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(93,800)	(197,300)
Proceeds from issuance of stock	393,100	82,000
Purchase of treasury stock	(2,595,700)	(754,400)
Net cash used in financing activities	(2,296,400)	(869,700)

Net increase in cash and cash equivalents	1,769,600	5,101,000

CASH AND CASH EQUIVALENTS, beginning of period	6,765,600	—

CASH AND CASH EQUIVALENTS, end of period	$8,535,200	$5,101,000

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

September 26, 2004

(Unaudited)

Note 1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (the Company), is a leading provider of integrated product plus supply chain solutions to the professionals that design, build, run, maintain and use wireless voice, data, messaging, location tracking and Internet systems. The Company provides marketing and sales services, knowledge and supply chain management, and product-solution delivery and control systems utilizing extensive Internet and information technology.  Over 95% of the Company’s sales are made to customers in the United States.  The Company takes orders in several ways, including phone, fax, online and through electronic data interchange.

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 28, 2004.

Note 2.  Stock Options Granted to Employees and Stock Option Repurchase Program

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement was effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Prior to fiscal 2005, as permitted by SFAS No. 148 and SFAS No. 123, the Company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense, except as noted below had been recognized for the Company’s stock options prior to fiscal 2005 because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

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

Prior to March 29, 2004, the Company has annually reported pro-forma net income and earnings per share information in accordance with SFAS No. 123, that is, as if it had accounted for stock options using the fair value method prescribed by SFAS No. 123.   In accordance with SFAS No. 123, the fair value of the Company’s stock options is determined using the Black-Scholes option-pricing model, based upon facts and assumptions existing at the date of grant.  The value of each option at the date of grant is amortized as compensation expense over the option vesting period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. This model, and other option pricing models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company’s options are not traded and have certain vesting restrictions.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because the value is determined at the date of grant and is amortized to expense over the vesting period without regard to changes in stock price, volatility or interest rates, the fair value calculated under the option models currently available may not reflect the actual fair value of the Company’s options.

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

In April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s 1994 Stock and Incentive Plan.  Under the program, Performance Stock Units (PSU) have been granted to selected individuals. Each PSU entitles the recipient to earn one share of TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares vest and are issued over a period of four years. Earnings per share targets, which take into account the earnings impact of this program, were set in advance for the complete performance cycle by the Board of Directors at levels necessary to grow shareowner value, and represent continual increases in earnings per share.  If actual performance does not reach the minimum threshold targets, no shares will be issued. At the minimum threshold performance targets, up to a total of 153,000 shares could be issued. If actual performance over the three-year period reaches the highest level of targets and each recipient continues as a TESSCO employee until May 2008, a maximum of 600,000 shares of common stock could be issued over the four-year period ending May 2008.  Under FASB No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation charge based upon the stock price at the PSU grant date; management’s projections of future EPS performance over the performance cycle; and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change in future periods. During the second quarter and first six months of fiscal 2005, the Company recognized stock compensation expense, primarily associated with the PSUs of $174,700 and $658,300, respectively, which is included as selling, general and administrative expense in the Consolidated Statements of Income.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below for the second quarter and six months ended September 28, 2003 (in thousands):

	Fiscal Quarter Ended Sep. 28, 2003	Six Months Ended Sep. 28, 2003

Net income, as reported	$2,289	$1,976
Compensation expense included in net income, net of tax	4	316
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	—	(1,660)
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(42)	(245)
Pro-forma income	$2,251	$387

Basic earnings per share, as reported	$0.52	$0.44
Pro-forma basic earnings per share	0.51	0.09

Diluted earnings per share, as reported	$0.52	$0.44
Pro-forma diluted earnings per share	0.51	0.09

Also during the first 6 months of fiscal 2005, the Company issued 21,194 shares of common stock related to stock option exercises, 401(k) Plan matches and sales to employees under the Team Member Stock Purchase Plan.

Note 3.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Six Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Basic weighted average common shares outstanding	4,376,500	4,416,800	4,405,800	4,443,500
Effect of dilutive common equivalent shares	64,200	5,800	86,800	3,300
Diluted weighted average shares outstanding	4,440,700	4,422,600	4,492,600	4,446,800

Options to purchase 84,875 shares of common stock at a weighted average exercise price of $18.35 per share were outstanding as of September 26, 2004, but the common equivalent shares were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

During the second quarter and first six months of fiscal 2005, the Company purchased 229,403 shares of its common stock under its stock buyback program authorized by the Board of Directors in April 2003. As of September 26, 2004, the Company has purchased an aggregate of 342,303 shares of its outstanding common stock pursuant to this program, which was authorized for up to 450,000 shares and currently has no timetable for completion.

Note 4.  Business Segments

Beginning in fiscal 2004, the Company began regularly evaluating revenue, gross profit and inventory as three business segments.

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

Segment activity for the periods ended September 26, 2004 and September 28, 2003 is as follows:

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Three months ended September 26, 2004
Revenue-Commercial	$32,482	$18,583	$15,750	$66,815
Revenue-Affinity Consumer Direct	—	48,875	—	48,875
Revenue-Total	32,482	67,458	15,750	115,690

Gross Profit-Commercial	7,322	5,015	4,142	16,479
Gross Profit-Affinity Consumer Direct	—	6,503	—	6,503
Gross Profit-Total	7,322	11,518	4,142	22,982

Product Inventory	17,161	23,514	5,277	45,952

Three months ended September 28, 2003
Revenue-Commercial	$30,753	$15,218	$12,034	$58,005
Revenue-Affinity Consumer Direct	—	23,924	—	23,924
Revenue-Total	30,753	39,142	12,034	81,929

Gross Profit-Commercial	7,409	3,851	3,157	14,417
Gross Profit-Affinity Consumer Direct	—	4,847	—	4,847
Gross Profit-Total	7,409	8,698	3,157	19,264

Product Inventory	15,374	12,522	4,598	32,494

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Six months ended September 26, 2004
Revenue-Commercial	$65,335	$35,434	$31,422	$132,191
Revenue-Affinity Consumer Direct	—	94,104	—	94,104
Revenue-Total	65,335	129,538	31,422	226,295

Gross Profit-Commercial	15,286	9,406	8,398	33,090
Gross Profit-Affinity Consumer Direct	—	12,281	—	12,281
Gross Profit-Total	15,286	21,687	8,398	45,371

Product Inventory	17,161	23,514	5,277	45,952

Six months ended September 28, 2003
Revenue-Commercial	$55,942	$28,412	$24,262	$108,616
Revenue-Affinity Consumer Direct	—	43,304	—	43,304
Revenue-Total	55,942	71,716	24,262	151,920

Gross Profit-Commercial	13,602	7,230	6,551	27,383
Gross Profit-Affinity Consumer Direct	—	9,187	—	9,187
Gross Profit-Total	13,602	16,417	6,551	36,570

Product Inventory	15,374	12,522	4,598	32,494

Note 5.  Long-Term Debt

Effective June 30, 2004, the Company refinanced its previously existing term loan with a bank.  The new term loan in the original amount of $4,500,000 is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is generally subject to the same financial covenants as the Company’s revolving credit facility, which requires the Company to meet certain financial covenants and ratios and contains other limitations, including a restriction on dividend payments.

Note 6.  Commitments and Contingencies

Effective April 1, 2001, the Company entered into a lease, which expires in March 2006, for an additional 65,000 square feet of distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company consolidated the operations previously housed in this facility into its Global Logistics Center in the third quarter of fiscal 2004 and recorded consolidation charges of $2.1 million representing exit costs including asset write-offs and the present value of the continuing lease obligation associated with the vacated facility.  Monthly rent of approximately $47,000 is due through March 2006.  The Company has a $818,300 liability on its Consolidated Balance Sheet at September 26, 2004, representing the present value of continuing lease obligations related to this vacated facility.

The Company has entered into a lease for space for its sales, marketing and administrative offices nearby its Global Logistics Center, for a term that began June 1, 2004 and which will expire May 31, 2007.  However, the Company can terminate the lease by giving twelve months written notice at any time after June 1, 2004.  The monthly rental fee ranges from $110,300 to $117,200 throughout the lease term.

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 7.  Customer Concentration

The Company’s largest customer relationship, T-Mobile USA (T-Mobile), accounted for 39% and 26% of total revenues and 19% and 20% of total gross profit in the second quarters of fiscal 2005 and 2004, respectively.  T-Mobile accounted for 38% and 25% of total revenues and 19% and 18% of total gross profit in the six months ended September 26, 2004 and September 28, 2003, respectively.  This relationship is similar to most of the Company’s affinity-partner relationships, which are of limited duration and terminable by either party upon several months or otherwise relatively short notice. As previously disclosed, T-Mobile is planning to transition this relationship from TESSCO to an in-house system with an alternative third party logistics provider.  In October 2004, the Company reached agreement with T-Mobile to continue to service T-Mobile through July 31, 2005, at which time T-Mobile is expected to complete this transition.  Thereupon, revenues from this affinity relationship will cease.

Note 8.  Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform with the current year presentation.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As previously disclosed, T-Mobile is planning to transition the TESSCO provided e-commerce marketing and sales system to an in-house web solution and alternative third-party logistics provider.  In October 2004, we reached agreement with T-Mobile to continue providing our system through July 31, 2005, at which time T-Mobile will complete this transition.  Thereupon, revenues from this affinity relationship will cease.  During the second quarter of fiscal 2005, T-Mobile represented 39% of our revenues and 19% of our overall corporate gross profit.  During the first six months of fiscal 2005, T-Mobile represented 38% of our revenues and 19% of our overall corporate gross profit.

Under the terms of the agreement reached in October, we will continue servicing T-Mobile and its customers during the transition period, which will extend through July 2005. Unless we replace the lost T-Mobile business between now and then with new or additional business, the loss of T-Mobile as a customer will have a material adverse effect on our revenues, margins, and profits. However, management intends to diligently focus between now and July 2005 on redeploying resources to new opportunities and reducing expenses in an effort to lessen the impact of the loss of the T-Mobile business.  There can be no assurances about the extent to which we will be able to lessen the impact. Regardless of the impact, we do not believe the scheduled termination of the T-Mobile relationship will cause any material impairment of the Company’s assets.

Second quarter results in fiscal 2005 were driven primarily by revenue growth and gross profit growth in our mobile devices and accessories and our installation, test and maintenance lines of business as compared with the second quarter in fiscal 2004.  Our network infrastructure line of business achieved a small revenue growth, but a slight decline in gross profit due to a change in product sales mix.  Commercial customer (sell-to and sell-through market categories) revenue growth and gross profit growth were 15% and 14%, respectively.  Consumer customer revenue growth and gross profit growth were 104% and 34%, respectively.  We also achieved overall revenue and gross profit growth of 5% and 3%, respectively, as compared with the first quarter of fiscal 2005.  This sequential growth was driven primarily by consumer revenues and gross profits, which increased 8% and 13%, respectively.  Commercial revenues for the second quarter of fiscal 2005 increased 2% over the first quarter, primarily driven by sales with our mobile devices and accessories line of business.  However, due to product mix, overall commercial gross profit decreased 1%, respectively, from the first quarter of fiscal 2005.

Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

Revenues increased by $33.8 million, or 41%, to $115.7 million for the second quarter of fiscal 2005 compared to $81.9 million for the second quarter of fiscal 2004.  Revenues from mobile devices and accessories increased 72% and revenues from network infrastructure products increased 6% and revenues from test and maintenance products increased 31%.  Network infrastructure, mobile devices and accessories, and test and maintenance products accounted for approximately 28%, 58% and 14%, respectively, of revenues during the second quarter of fiscal 2005, as compared to 37%, 48% and 15%, respectively, of revenues during the second quarter of fiscal 2004.  Commercial sell-through customers, commercial sell-to customers and consumers accounted for approximately 32%, 26% and 42%, respectively, of revenues during the second quarter of fiscal 2005, compared to 38%, 33% and 29%, respectively, of revenues during the second quarter of fiscal 2004.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, but also reflects growth in our commercial business. In the second quarter of 2005, sales of mobile devices and accessories through our affinity consumer-direct sales channel represented 42% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from this channel represented only 28% of our total gross profit.  The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our T-Mobile affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile collectively accounted for approximately 39% of total revenues in the second quarter of fiscal 2005; however, gross profit generated through the T-Mobile relationship represented approximately 19% of our total gross profit.  We expect to continue to provide to T-Mobile through July 31, 2005, at which time T-Mobile is expected to complete its transition to an in-house web solution and alternative third party logistics provider.  Thereupon, revenues from this affinity relationship will cease.  Commercial revenues for mobile devices and accessories increased 22% over the prior year quarter, due in part to enhanced merchandising and packaging programs, new retail relationships and an increase in data messaging product sales.

The increase in our network infrastructure sales is attributable to a small percentage increase in sales of Radio Frequency (RF) propagation products such as antennas and cable and a larger percentage increase in broadband and in-building product sales.  The market for RF propagation products continues to be challenging, but we believe that pent up demand for new technologies and increased spending in homeland security and public safety have contributed to our growth in this line of business.  There can be no assurance that these trends will continue.

The increase in installation, test and maintenance revenues is primarily attributable to increased sales of high dollar test equipment and increased sales of repair and replacement parts under our relationships with several Original Equipment Manufacturers.  We believe that the increased capital spending leading to our growth in network infrastructure sales has also contributed to the increase in installation, test and maintenance sales.

Gross profit increased by $3.7 million, or 19%, to $23.0 million for the second quarter of fiscal 2005 compared to $19.3 million for the second quarter of fiscal 2004.  Gross profit margin percent decreased to 19.9% for the second quarter of fiscal 2005 compared to 23.5% for the second quarter of fiscal 2004.  Gross profit margin for network infrastructure, mobile devices and accessories and installation, test and maintenance products was 22.5%, 17.1% and 26.3%, respectively, for the second quarter of fiscal 2005, as compared to 24.1%, 22.2% and 26.2%, respectively, for the second quarter of fiscal 2004.  The decrease in gross profit margin percent for mobile devices and accessories was attributable to the increased revenues from the T-Mobile affinity relationship, which includes high volumes of lower margin handset sales.  The decrease in network infrastructure gross margin percent is due to increased sales of lower margin broadband products and a reduction in gross profit margin percent for RF propagation sales due to several large build sales during the quarter.  Gross profit margin percent in our installation, test and maintenance line of business has been sustained and the minor variation is related to sales mix within the segment product offering.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our on-going ability to earn revenues from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  In addition, the agreements or arrangements on which our affinity relationships are based are typically of limited duration, and are terminable by either party upon several months or otherwise relatively short notice.  These affinity relationships could also be affected by wireless carrier consolidation.

Over the past seven years, the T-Mobile relationship has become significant to our overall business.  During the second quarter of fiscal 2005, this relationship accounted for 39% of total revenues, or approximately $45 million, and 19%, or approximately $4 million, of our overall corporate gross profit. The gross profit margin on these revenues was approximately 9.8% for the second quarter of fiscal 2005, compared to gross profit margin on non T-Mobile revenues of approximately 26.7% for the same period. The 9.8% T-Mobile gross profit margin is after product-material costs only, and does not include operating or indirect expenses necessary to support this business. These expenses are a significant portion of overall selling, general and administrative expenses and include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.

Total selling, general and administrative expenses increased by 10% for the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.  Because total revenues increased at a higher rate (41%), selling, general and administrative expenses as a percent of revenue declined to 17.6% in the second quarter of fiscal 2005 from 22.6% for the second quarter of fiscal 2004.  The largest factor of the $1.8 million increase in total selling, general and administrative expenses were increased fulfillment costs associated with the large growth in consumer revenue.  Consumer orders are typically smaller in size and weight and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers with whom we contract for those deliveries are greater, as a percentage of revenue, than larger commercial shipments.  Also contributing to the increase are costs associated with our reward plans, including the expensing of stock options and expenses associated with our recently issued Performance Stock Units.    Occupancy costs have also increased due to rent and related costs associated with our sales, marketing and administrative offices.  Through May of this fiscal year, these occupancy obligations were reimbursed through insurance proceeds, and in June of this fiscal year, we became solely responsible for these ongoing obligations.   This rental expense increase was partially offset by rent expense savings related to a facility that was consolidated into our Global Logistics Center in the third quarter of fiscal 2004, at which time we incurred a charge for the remaining lease payments for the consolidated facility, which run through March 2006.  Information technology expense increased approximately $250,000, primarily related to preliminary project stage activities, which were completed during the quarter, associated with our configuration, fulfillment and delivery warehouse management system that is currently in development.  When completed, we expect to realize productivity gains, resulting in compensation savings at current order levels, increased accuracy on shipments and inventory counts, increased flexibility for business growth, and other technology driven productivity improvements. Beginning, in fiscal 2005, credit card and other banking and related fees were included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Income Statement.  Credit card and other banking and related fees for fiscal 2004 have been reclassified to selling, general and other administrative expenses to conform to the current year presentation. These fees increased $144,500 from fiscal 2004 to fiscal 2005, primarily due to higher credit card fees associated with the increase in consumer sales.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $364,900 and $171,600 for the quarters ended September 26, 2004 and September 28, 2003, respectively.

We had income from operations of $2.7 million in the second quarter of fiscal 2005 compared to $3.8 million for the second quarter of fiscal 2004.  However, included in the $3.8 million income from operations for the second quarter of fiscal 2004 is a benefit from insurance proceeds of $3.1 million, representing the final settlement of insurance claims related to the October 12, 2002 disaster at our Global Logistics Center.  The effective tax rates in the second quarter of fiscal years 2005 and 2004 were both 39.0%.  Net income was $1.6 million for the second quarter of fiscal 2005, compared to $2.3 million for the second quarter of fiscal 2004, which included the $1.9 million after tax effect of the benefit from insurance proceeds.  Earnings per share (diluted) for the second quarter of fiscal 2005 were $0.36 compared to $0.52 for the second quarter of fiscal 2004, which included the $0.42 effect of the benefit from insurance proceeds.

First Six Months of Fiscal 2005 Compared to First Six Months of Fiscal 2004

Revenues increased by $74.4 million, or 49%, to $226.3 million for the first six months of fiscal 2005 compared to $151.9 million for the first six months of fiscal 2004.  Revenues from mobile devices and accessories increased 81%, revenues from network infrastructure products increased 17% and revenues from installation, test and maintenance products increased 30%.  Network infrastructure, mobile devices and accessories, and installation, test and maintenance products accounted for approximately 29%, 57% and 14%, respectively, of revenues during the first six months of fiscal 2005 as compared to 37%, 47% and 16%, respectively, during the first six months of fiscal 2004.  Commercial sell-through customers, commercial sell-to customers and consumers accounted for approximately 30%, 28% and 42%, respectively, of revenues during the first six months of fiscal 2005, compared to 36%, 36% and 28%, respectively, of revenues during the first six months of fiscal 2004.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, but also reflects growth in our commercial business. In the first six months of 2005, sales of mobile devices and accessories through our affinity consumer-direct sales channel represented 42% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from this channel represented only 25% of our total gross profit.  The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our T-Mobile affinity relationship.  Revenues from this affinity relationship collectively accounted for approximately 38% of total revenues in the first six months of fiscal 2005; however, gross profit generated through the T-Mobile relationship represented 19% of our total gross profit.  Commercial revenues for mobile devices and accessories increased 25% over the prior year, due in part to enhanced merchandising and packaging programs, new retail relationships and an increase in data messaging product sales.

The increase in our network infrastructure sales is attributable to increases in sales of RF propagation products such as antennas and cable and broadband and in-building products.  The market for RF propagation products continues to be challenging, but we believe that pent up demand for new technologies and increased spending in homeland security and public safety have contributed to our growth in this line of business.  There can be no assurance that these trends will continue.

The increase in installation, test and maintenance revenues is primarily attributable to increased sales of high dollar test equipment and increased sales of repair and replacement parts under our relationships with several Original Equipment Manufacturers.  We believe that the increased capital spending leading to our growth in network infrastructure sales has also contributed to the increase in installation, test and maintenance sales.

Gross profit increased by $8.8 million, or 24%, to $45.4 million for the first six months of fiscal 2005 compared to $36.6 million for the first six months of fiscal 2004.  Gross profit margin percent decreased to 20.0% for the first six months of fiscal 2005 compared to 24.1% for the first six months of fiscal 2004.  Gross profit margin for network infrastructure, mobile devices and accessories and installation, test and maintenance products was 23.4%, 16.7% and 26.7%, respectively, for the first six months of fiscal 2005, as compared to 24.3%, 22.9% and 27.0%, respectively, for the first six months of fiscal 2004.  The decrease in gross profit margin percent for mobile devices and accessories was attributable to the increased revenues from the T-Mobile affinity relationship, which includes high volumes of lower margin handset sales.  The decrease in network infrastructure gross margin percent is due to increased lower margin broadband sales and a reduction in gross profit margin for RF propagation sales due to several large build sales during the first six month of the fiscal year.  Gross profit margin percent in our installation, test and maintenance line of business has been sustained and the minor variation is related to sales mix within the segment product offering.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

During the first six months of fiscal 2005, our T-Mobile relationship accounted for 38% of total revenues, or approximately $85 million, and 19%, or approximately $9 million, of our overall corporate gross profit. The gross profit margin on these revenues was approximately 10.1% for the first six months of fiscal 2005, compared to gross profit margin on non T-Mobile revenues of approximately 26.1% for the same period. The 10.1% T-Mobile gross profit margin is after product-material costs only, and does not include operating and indirect expenses necessary to support this business. These expenses are a significant portion of overall selling, general and administrative expenses and include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.

Total selling, general and administrative expenses increased by 11% for the first six months of fiscal 2005 compared to the first six months of fiscal 2004.  Because total revenues increased at a higher rate (49%), selling, general and administrative expenses as a percent of revenue declined to 17.8% for the first six months of fiscal 2005 from 24.0% for the first six months of fiscal 2004.  The largest factor of the $4.0 million increase in total selling, general and administrative expenses were increased fulfillment costs associated with the large growth in consumer revenue.  Consumer orders are typically smaller in size and weight and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers with whom we contract for those deliveries are greater, as a percentage of revenue, than larger commercial shipments.  Also contributing to the increase are costs associated with our reward plans including the expensing of stock options and expenses associated with our recently issued Performance Stock Units.  Beginning, in fiscal 2005, credit card and other banking and related fees were included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Income Statement.  Credit card and other banking and related fees for fiscal 2004 have been reclassified to selling, general and other administrative expenses to conform to the current year presentation.  These fees increased $334,400 from fiscal 2004 to fiscal 2005, primarily due to higher credit card fees associated with the increase in consumer sales.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $683,900 and $274,900 for the six months ended September 26, 2004 and September 28, 2003, respectively.

We had income from operations of $5.1 million for the first six month of fiscal 2005 compared to $3.3 million for the first six months of fiscal 2004.  However, included in the $3.3 million income from operations for the first six months of fiscal 2004 is a benefit from insurance proceeds of $3.1 million, representing the final settlement of insurance claims related to the October 12, 2002 disaster at our Global Logistics Center.  The effective tax rates in the second quarter of fiscal years 2005 and 2004 were both 39.0%.  Net income was $3.0 million for the first six months of fiscal 2005, compared to $2.0 million for the first six months of fiscal 2004, which included the $1.9 million after tax effect of the benefit from insurance proceeds.  Earnings per share (diluted) for the first six months of fiscal 2005 were $0.68 compared to $0.44 for the first six months of fiscal 2004, which included the $0.42 effect of the benefit from insurance proceeds.

Liquidity and Capital Resources

We generated $5.9 million of net cash from operating activities in the first six months of fiscal 2005 compared to $8.0 million in the first six months of fiscal 2004.  In the first six months of fiscal 2005, our cash flow from operations was driven largely by net income plus depreciation and amortization and a large increase in trade accounts payable, partially offset by increases in trade accounts receivable and product inventory.  Trade accounts receivable increased due to the timing of collections from our customers, many of whom maintain accounts with open terms.  The increase in inventory is primarily related to an increase in handsets and mobile devices and accessories associated with an increase in consumer and retail sales this fiscal year.  Accounts payable increased due to the timing of our payments to our vendors and to higher inventory purchases during this fiscal year.  In most cases, we have negotiated open payment terms with our vendors and manufacturers. We negotiate the duration of these payment terms when establishing and/or renewing relationships with vendors and manufacturers and attempt to balance the payment terms with other factors such as pricing, availability of competitive products and anticipated demand.  The timing of payments related to past purchases, the amount of future inventory purchases and the timing of cash receipts will create periodic significant increases and decreases in accounts payable and cash and cash equivalents, which could cause draws on our revolving credit facility.

Capital expenditures totaled $1.8 million in the first six months of fiscal 2005, primarily related to investments in information technology.  In the first six months of fiscal 2004, capital expenditures totaled $2.0 million, comprised primarily of investments in information technology and capitalized rebuild costs associated with our Global Logistics Center.

Net cash used for financing activities was $2.3 million for the first six months of fiscal 2005 compared to net cash used of $869,700 for the first six months of fiscal 2004.  During the first six months of fiscal 2005, we purchased 229,403 shares of our outstanding common stock pursuant to our stock buyback program, compared with 112,900 shares purchased in the first six months of fiscal 2004.  Through September 26, 2004, under this program, a total of 342,303 shares have been purchased for $3.4 million, or an average price of $9.79 per share.  The Board of Directors has authorized the purchase of up to 450,000 shares in the aggregate.  We expect to fund any future purchases from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.   There was no balance on this credit facility at September 26, 2004 and we had no draws during the second quarter, and have  taken only minimal draws during the first six months of 2005.  This facility expires in September 2006.

Effective June 30, 2004, we refinanced our previously existing term loan with a bank.   The new term loan in the original principal amount of $4,500,000 is with Wachovia Bank, National Association and SunTrust Bank and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is subject to generally the same financial covenants as our revolving credit facility.

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

Stock-based Compensation.  Effective March 29, 2004, we adopted the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” using the modified prospective method, as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.   No compensation expense related to the grant of stock options under our stock compensation plans was reflected in net income for any periods ended on or before March 28, 2004, except as noted in Note 2 of our unaudited consolidated financial statements, presented elsewhere in this Form 10-Q, because we accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all stock compensation for the six months ended September 26, 2003 is set forth in Note 2 to our unaudited consolidated financial statements presented elsewhere in this Form 10-Q.

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

Additional Risks

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results.  In addition to risks elsewhere discussed in this Quarterly Report on Form 10-Q and in our most recent filing on Form 10-K for the fiscal year ended March 28, 2004, included among the risks that could lead to a materially adverse impact on our business or operating results are: the termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months notice; loss of significant customers or relationships, including affinity relationships; the strength of the customers’, vendors’ and affinity partners’ business; economic conditions that may impact customers ability to fund purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; ; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; inability to protect certain intellectual property, including systems and technologies on which we rely; and consolidation among large wireless service carriers and others within the wireless communications industry.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the second quarter of fiscal 2005.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
June 28, 2004 through July 25, 2004	0	n/a	0	337,100
July 26, 2004 through August 29, 2004	93,276	$11.53	93,276	243,824
August 30, 2004 through September 26, 2004	136,127	$11.17	136,127	107,697
Total	229,403	$11.32	229,403	107,697

(1) Periods indicated are fiscal accounting months for the second quarter of fiscal 2005. On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 450,000 shares of our common stock pursuant to the program.  As of September 26, 2004, we have purchased an aggregate of 342,303 shares of our outstanding common stock pursuant to this program for

$3,350,000, or an average price of $9.79 per share.   No timetable has been set for the completion of this program and the program remains in effect at present.  All shares repurchased during the second quarter of fiscal 2005 were repurchased under this program.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

The information regarding the submission of matters to a vote of security holders, set forth on page 17 of the Company’s quarterly report on Form 10-Q for the three months ended June 27, 2004, filed August 11, 2004, is incorporated herein by reference.

Item 5 – Other Information

None

Item 6 – Exhibits

10.1

TESSCO Technologies Incorporated Amended and Restated 1994 Stock and Incentive Plan (incorporated by reference to Exhibit 4.1.1 to The Company’s Registration Statement on Form S-8 filed with the United States Securities and Exchange Commission on August 12, 2004)

10.2	Credit Agreement dated June 30, 2004, by and among the Registrant and affiliates, and Wachovia Bank, National Association, SunTrust Bank and the lenders party thereto from time to time.
10.3.	Term Note of Registrant and affiliates dated June 30,2004, payable to Wachovia Bank, N.A. and SunTrust Bank.
10.4	Guaranty Agreement dated June 30, 2004, of TESSCO Incorporated, to and for the benefit of Wachovia Bank, N.A., as agent
31.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of Robert C. Singer, Chief Financial Officer.
32.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2	Section 1350 Certification of Robert C. Singer, Chief Financial Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	November 10, 2004	By:	/s/Robert C. Singer
Robert C. Singer
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)