Form 10-Q
period 2004-12-26
TESSCO TECHNOLOGIES INC
filed 2005-02-09
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $ .01 par value per share, outstanding as of February 4, 2005 was 4,205,904.

TESSCO Technologies Incorporated

Index to Form 10-Q

Part I	Financial Information

	Item 1	Financial Statements

Consolidated Balance Sheets as of December 26, 2004 and March 28, 2004

Consolidated Statements of Income for the periods ended December 26, 2004 and December 28, 2003

Consolidated Statements of Cash Flows for the periods ended December 26, 2004 and December 28, 2003

Notes to Consolidated Financial Statements

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3	Quantitative and Qualitative Disclosures about Market Risk

	Item 4	Controls and Procedures

Part II	Other Information

	Item 1	Legal Proceedings

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3	Defaults upon Senior Securities

	Item 4	Submission of Matters to a Vote of Security Holders

	Item 5	Other Information

	Item 6	Exhibits

Signature

Part I – Financial Information

Item 1 – Financial Statements

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 26, 2004	March 28, 2004
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,540,000	$6,765,600
Trade accounts receivable, net	53,836,700	47,124,600
Product inventory	54,804,400	40,987,100
Deferred tax asset	2,079,000	2,079,000
Prepaid expenses and other current assets	2,402,300	2,494,300
Total current assets	116,662,400	99,450,600

PROPERTY AND EQUIPMENT, net	26,266,200	25,944,700
GOODWILL, net	2,452,200	2,452,200
OTHER LONG-TERM ASSETS	1,295,400	1,281,200
Total assets	$146,676,200	$129,128,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$70,134,400	$55,250,000
Accrued expenses and other current liabilities	6,649,000	6,588,500
Revolving credit facility	—	—
Current portion of long-term debt	361,500	282,000
Total current liabilities	77,144,900	62,120,500

DEFERRED TAX LIABILITY	3,419,100	3,419,100
LONG-TERM DEBT, net of current portion	5,091,900	5,354,700
OTHER LONG-TERM LIABILITIES	1,679,900	1,900,900
Total liabilities	87,335,800	72,795,200

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,800	48,500
Additional paid-in capital	23,359,100	22,250,200
Treasury stock, at cost	(7,403,200)	(4,547,000)
Retained earnings	43,335,700	38,581,800
Total shareholders’ equity	59,340,400	56,333,500
Total liabilities and shareholders’ equity	$146,676,200	$129,128,700

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$135,825,100	$93,131,700	$362,119,800	$245,051,300
Cost of goods sold	111,420,400	73,185,200	292,344,200	188,535,300

Gross profit	24,404,700	19,946,500	69,775,600	56,516,000

Selling, general and administrative expenses	21,569,300	18,510,000	61,867,900	54,814,300
Restructuring charges	—	2,285,700	—	2,285,700
Benefit from insurance proceeds	—	—	—	(3,054,000)
	21,569,300	20,795,700	61,867,900	54,046,000

Income (loss) from operations	2,835,400	(849,200)	7,907,700	2,470,000

Interest, net	37,100	40,600	114,400	121,100

Income (loss) before provision for (benefit from) income taxes	2,798,300	(889,800)	7,793,300	2,348,900

Provision for (benefit from) income taxes	1,091,400	(347,000)	3,039,400	916,000

Net income (loss)	$1,706,900	$(542,800)	$4,753,900	$1,432,900

Basic earnings (loss) per share	$0.41	$(0.12)	$1.10	$0.32

Diluted earnings (loss) per share	$0.40	$(0.12)	$1.08	$0.32

Basic weighted average shares outstanding	4,211,000	4,420,300	4,340,900	4,435,700

Diluted weighted average shares outstanding	4,233,700	4,420,300	4,406,300	4,455,600

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 26, 2004	December 28, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,753,900	$1,432,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,137,300	2,989,400
Loss on impairment of assets and lease termination	—	2,023,400
Other non-cash items	512,400	(18,400)
Increase in trade accounts receivable	(6,712,100)	(11,327,900)
Increase in product inventory	(13,817,300)	(10,804,100)
Decrease in prepaid expenses and other current assets	92,000	7,306,400
Increase in trade accounts payable	14,884,400	21,123,600
Increase (decrease) in accrued expenses and other current liabilities	60,500	(3,261,400)
Net cash provided by operating activities	2,911,100	9,463,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,413,800)	(4,411,100)
Net cash used in investing activities	(3,413,800)	(4,411,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(183,300)	(273,600)
Proceeds from issuance of stock	316,600	151,100
Purchase of treasury stock	(2,856,200)	(754,400)
Net cash used in financing activities	(2,722,900)	(876,900)

Net (decrease) increase in cash and cash equivalents	(3,225,600)	4,175,900

CASH AND CASH EQUIVALENTS, beginning of period	6,765,600	—

CASH AND CASH EQUIVALENTS, end of period	$3,540,000	$4,175,900

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements
December 26, 2004

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

Note 2.  Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires Companies to expense stock options and other equity compensation instruments using fair value methods.  The Company had previously adopted the provisions of SFAS No. 123 on March 29, 2004 and accordingly, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  SFAS No. 123R is effective for the Company beginning in the second quarter of fiscal 2006 (also see Note 3 for additional discussion regarding SFAS No. 123).

Note 3.  Stock Options Granted to Employees and Stock Option Repurchase Program

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement was effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Prior to fiscal 2005, as permitted by SFAS No. 148 and SFAS No. 123, the Company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense, except as noted below, had been recognized for the Company’s stock options prior to fiscal 2005, because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

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

Prior to March 29, 2004, the Company had annually reported pro-forma net income and earnings per share information in accordance with SFAS No. 123, that is, as if it had accounted for stock options using the fair value method prescribed by SFAS No. 123.   In accordance with SFAS No. 123, the fair value of the Company’s stock options is determined using the Black-Scholes option-pricing model, based upon facts and assumptions existing at the date of grant.  The value of each option at the date of grant is amortized as compensation expense over the option vesting period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. This model, and other option pricing models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company’s options are not traded and have certain vesting restrictions.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because the value is determined at the date of grant and is amortized to expense over the vesting period without regard to changes in stock price, volatility or interest rates, the fair value calculated under the option models currently available may not reflect the actual fair value of the Company’s options.

On April 28, 2003, the Company’s Board of Directors authorized the Company to proceed with a stock option repurchase program. The repurchase program was completed on June 5, 2003, at which time options for 743,545 shares were repurchased and cancelled.    This program resulted in compensation expense and cash paid of approximately $510,000 ($312,000, net of tax), which is included in selling, general and administrative expenses in the Company’s Consolidated Statement of Income for the nine months ended December 28, 2003. The amount paid for these options was determined on the basis of a discounted Black-Scholes calculation, using then current input assumptions.

As required by SFAS No. 123, the estimated fair value of each option, as determined as of the date of grant, is amortized as compensation expense over the option-vesting period, provided the option remains outstanding.  However, when an option is repurchased, it is no longer outstanding and the then unamortized portion of its value as had been determined at the grant date, is recognized as compensation expense at the date of repurchase for SFAS No. 123 pro-forma purposes.  Accordingly, although the amount actually paid by the Company for the repurchased options on the basis of a discounted current Black-Scholes calculation was $510,000 ($312,000 net of tax), the unamortized compensation expense of these same options, based on the Black-Scholes calculation fixed at the date of grant, was approximately $1.7 million.  Under SFAS No. 123, the latter amount was recognized as expense for pro-forma disclosure purposes in the first quarter of fiscal 2004.

In April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s 1994 Stock and Incentive Plan.  Under the program, Performance Stock Units (PSU) have been granted to selected individuals. Each PSU entitles the recipient to earn one share of TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares vest and are issued over a period of four years. Earnings per share targets, which take into account the earnings impact of this program, were set in advance for the complete performance cycle by the Board of Directors at levels necessary to grow shareowner value, and represent continual increases in earnings per share.  If actual performance does not reach the minimum threshold targets, no shares will be issued. At the minimum threshold performance targets, up to a total of 153,000 shares could be issued. If actual performance over the three-year period reaches the highest level of targets and each recipient continues as a TESSCO employee until May 2008, a maximum of 600,000 shares of common stock could be issued over the four-year period ending May 2008.  Under FASB No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation charge based upon the stock price at the PSU grant date; management’s projections of future EPS performance over the performance cycle; and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change in future periods. During the third quarter and first nine months of fiscal 2005, the Company recognized stock compensation expense, primarily associated with the PSUs of $127,600 and $785,900, respectively, which is included as selling, general and administrative expense in the Consolidated Statements of Income.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts indicated below for the third quarter and nine months ended December 28, 2003 (in thousands):

	Fiscal Quarter Ended Dec. 28, 2003	Nine Months Ended Dec. 28, 2003

Net (loss) income, as reported	$(543)	$1,433
Stock compensation expense included in net (loss) income, net of tax	18	335
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	—	(1,660)
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(42)	(285)
Pro-forma loss	$(567)	$(177)

Basic (loss) earnings per share, as reported	$(0.12)	$0.32
Pro-forma basic loss per share	(0.13)	(0.04)

Diluted (loss) earnings per share, as reported	$(0.12)	$0.32
Pro-forma diluted loss per share	(0.13)	(0.04)

Also during the first nine months of fiscal 2005, the Company issued 25,799 shares of common stock related to stock option exercises, 401(k) Plan matches and sales to employees under the Team Member Stock Purchase Plan.

Note 4.  Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Nine Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Basic weighted average common shares outstanding	4,211,000	4,420,300	4,340,900	4,435,700
Effect of dilutive common equivalent shares	22,700	—	65,400	19,900
Diluted weighted average shares outstanding	4,233,700	4,420,300	4,406,300	4,455,600

Options to purchase 114,375 shares of common stock at a weighted average exercise price of $17.05 per share were outstanding as of December 26, 2004, but the common equivalent shares were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect of including such shares would be antidilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

During the first nine months of fiscal 2005, the Company purchased 250,003 shares of its common stock under its stock buyback program authorized by the Board of Directors in April 2003. As of December 26, 2004, the Company has purchased an aggregate of 362,903 shares of its outstanding common stock pursuant to this program, which was authorized for up to 450,000 shares and currently has no timetable for completion.

Note 5.  Business Segments

Beginning in fiscal 2004, the Company began regularly evaluating revenue, gross profit and inventory as three business segments.

Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs).  Mobile devices and accessory products include cellular telephones, pagers and two-way radios and related accessories such as replacement batteries, cases, microphones, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets (also see Note 8).  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.

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

Segment activity for the periods ended December 26, 2004 and December 28, 2003 is as follows:

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Three months ended December 26, 2004
Revenue-Commercial	$34,041	$18,513	$16,122	$68,676
Revenue-Affinity Consumer Direct	—	67,149	—	67,149
Revenue-Total	34,041	85,662	16,122	135,825

Gross Profit-Commercial	7,982	4,990	4,134	17,106
Gross Profit-Affinity Consumer Direct	—	7,299	—	7,299
Gross Profit-Total	7,982	12,289	4,134	24,405

Product Inventory	19,505	28,514	6,785	54,804

Three months ended December 28, 2003
Revenue-Commercial	$30,310	$15,074	$14,208	$59,592
Revenue-Affinity Consumer Direct	—	33,540	—	33,540
Revenue-Total	30,310	48,614	14,208	93,132

Gross Profit-Commercial	7,962	3,758	3,656	15,376
Gross Profit-Affinity Consumer Direct	—	4,571	—	4,571
Gross Profit-Total	7,962	8,329	3,656	19,947

Product Inventory	15,474	16,923	5,047	37,444

In thousands	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine months ended December 26, 2004
Revenue-Commercial	$99,376	$53,947	$47,544	$200,867
Revenue-Affinity Consumer Direct	—	161,253	—	161,253
Revenue-Total	99,376	215,200	47,544	362,120

Gross Profit-Commercial	23,268	14,396	12,532	50,196
Gross Profit-Affinity Consumer Direct	—	19,580	—	19,580
Gross Profit-Total	23,268	33,976	12,532	69,776

Product Inventory	19,505	28,514	6,785	54,804

Nine months ended December 28, 2003
Revenue-Commercial	$86,252	$43,486	$38,469	$168,207
Revenue-Affinity Consumer Direct	—	76,844	—	76,844
Revenue-Total	86,252	120,330	38,469	245,051

Gross Profit-Commercial	21,564	10,988	10,206	42,758
Gross Profit-Affinity Consumer Direct	—	13,758	—	13,758
Gross Profit-Total	21,564	24,746	10,206	56,516

Product Inventory	15,474	16,923	5,047	37,444

Note 6.  Long-Term Debt

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

Note 7.  Commitments and Contingencies

Effective April 1, 2001, the Company entered into a lease, which expires in March 2006, for an additional 65,000 square feet of distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company consolidated the operations previously housed in this facility into its Global Logistics Center in the third quarter of fiscal 2004 and recorded consolidation charges of $2.1 million representing exit costs, including asset write-offs and the present value of the continuing lease obligation associated with the vacated facility.  Monthly rent of approximately $47,000 is due through March 2006.  The Company has a $686,300 liability on its Consolidated Balance Sheet at December 26, 2004, representing the present value of continuing lease obligations related to this vacated facility.

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

Note 8.  Customer Concentration

The Company’s largest customer relationship, T-Mobile USA (T-Mobile), accounted for 47% and 33% of total revenues and 23% and 16% of total gross profit in the third quarters of fiscal 2005 and 2004, respectively.  T-Mobile accounted for 41% and 28% of total revenues and 21% and 17% of total gross profit in the nine months ended December 26, 2004 and December 28, 2003, respectively.  This relationship is similar to most of the Company’s affinity-partner relationships, which are of limited duration and terminable by either party upon several months or otherwise relatively short notice. As previously disclosed, T-Mobile is planning to transition this relationship from TESSCO to an in-house system with an alternative third party logistics provider.  In October 2004, the Company reached agreement with T-Mobile to continue to service T-Mobile through July 31, 2005, at which time T-Mobile is expected to complete this transition. It is anticipated that revenues from this relationship will then cease.

Note 9.  Reclassifications

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

The emerging wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  The recent consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, including those with T-Mobile USA (T-Mobile), our largest affinity partner, and Nokia, are typically of limited duration and are terminable by either party upon several months or otherwise relatively short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 450 manufacturers provide us with a competitive advantage over new entrants to the market.

As previously disclosed, T-Mobile is planning to transition the TESSCO provided e-commerce marketing and sales system to an in-house web solution and alternative third-party logistics provider.  In October 2004, we reached agreement with T-Mobile to continue providing our system through this transition, which we anticipate will extend through July 2005.  Thereupon, revenues from this affinity relationship will cease.  During the third quarter of fiscal 2005, T-Mobile represented 47% of our revenues and 23% of our overall corporate gross profit.  During the first nine months of fiscal 2005, T-Mobile represented 41% of our revenues and 21% of our overall corporate gross profit.

Under the terms of the agreement reached in October, we will continue servicing T-Mobile and its customers during the transition period, which we anticipate will extend through July 2005. Unless we replace the lost T-Mobile business between now and then with new or additional business, the loss of T-Mobile as a customer will have a material adverse effect on our revenues, margins, and profits. However, management is diligently focusing on redeploying resources to new opportunities and reducing expenses in an effort to lessen the impact of the loss of the T-Mobile business. There can be no assurances about the extent to which we will be able to lessen the impact.  Regardless of the impact, we do not believe the scheduled termination of the T-Mobile relationship will cause any material impairment of the Company’s assets.

Third quarter results in fiscal 2005 were driven primarily by revenue growth and gross profit growth in our mobile devices and accessories, and in our installation, test and maintenance lines of business, in each case as compared with the third quarter of fiscal 2004.  Our network infrastructure line of business achieved revenue growth, but gross profit remained flat due to a change in product sales mix.  Commercial customer (sell-to and sell-through market categories) revenue growth and gross profit growth were 15% and 11%, respectively as compared to the same quarter last year.  Consumer customer revenue growth and gross profit growth were 100% and 60%, respectively.  We also achieved overall revenue and gross profit growth of 17% and 6%, respectively, as compared with the second quarter of fiscal 2005.  This sequential growth was driven primarily by consumer revenues and gross profits, which increased 37% and 12%, respectively, as compared to the second quarter of fiscal 2005.  Commercial revenues and gross profits for the third quarter of fiscal 2005 increased 3% and 4% respectively over the second quarter of fiscal 2005, primarily driven by sales within our network infrastructure line of business.

Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004

Revenues increased by $42.7 million, or 46%, to $135.8 million for the third quarter of fiscal 2005 compared to $93.1 million for the third quarter of fiscal 2004.  Revenues from mobile devices and accessories increased 76%, revenues from network infrastructure products increased 12%, and revenues from installation, test and maintenance products increased 13%.  Network infrastructure, mobile devices and accessories, and installation, test and maintenance products accounted for approximately 25%, 63% and 12%, respectively, of revenues during the third quarter of fiscal 2005, as compared to 33%, 52% and 15%, respectively, of revenues during the third quarter of fiscal 2004.  Commercial sell-through customers, commercial sell-to customers and consumers accounted for approximately 27%, 24% and 49%, respectively, of revenues during the third quarter of fiscal 2005, compared to 31%, 33% and 36%, respectively, of revenues during the third quarter of fiscal 2004.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, but also reflects significant growth in our commercial business. In the third quarter of 2005, sales of mobile devices and accessories through our affinity consumer-direct sales channel represented 49% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from this channel represented only 30% of our total gross profit.  The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our T-Mobile affinity relationship.  This relationship is an e-commerce, complete supply-chain relationship.  We sell and deliver wireless telephones and accessories to consumers and other end-users.  We purchase the telephones and accessories, record orders via Internet ordering tools and hotlines, and then serialize, package and kit the telephones and accessories for delivery to the end-user.  Revenues from this affinity relationship with T-Mobile collectively accounted for approximately 47% of total revenues in the third quarter of fiscal 2005;

however, gross profit generated through the T-Mobile relationship represented approximately 23% of our total gross profit.  We expect to continue to provide to T-Mobile through July 31, 2005, at which time T-Mobile is expected to complete its transition to an in-house web solution and alternative third party logistics provider.  It is anticipated that revenues from this affinity relationship will then cease.  Commercial revenues for mobile devices and accessories increased 23% over the prior year quarter, due in part to enhanced merchandising and packaging programs, new retail relationships and an increase in data messaging product sales.

The increase in our network infrastructure sales is attributable to a large increase in sales of broadband and in-building products and a smaller increase in sales of Radio Frequency (RF) propagation products such as antennas and cable.  The market for broadband and in-building products continues to emerge and grow.  During this fiscal year, we have increased marketing efforts in this area, added several new vendors and improved inventory availability.  These initiatives have led to growth in broadband sales in each quarter this fiscal year.  The market for RF propagation products continues to be challenging, although we believe it has been growing during the fiscal year.   We believe that pent up demand for new technologies and increased spending in homeland security and public safety have contributed to the growth in this line of business.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

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

Gross profit increased by $4.5 million, or 22%, to $24.4 million for the third quarter of fiscal 2005 compared to $19.9 million for the third quarter of fiscal 2004.  Gross profit margin percent decreased to 18.0% for the third quarter of fiscal 2005 compared to 21.4% for the third quarter of fiscal 2004.  Gross profit margin for network infrastructure, mobile devices and accessories and installation, test and maintenance products was 23.4%, 14.3% and 25.6%, respectively, for the third quarter of fiscal 2005, as compared to 26.3%, 17.1% and 25.7%, respectively, for the third quarter of fiscal 2004.  The decrease in gross profit margin percent for mobile devices and accessories was attributable to the increased revenues from the T-Mobile affinity relationship, which includes high volumes of lower margin handset sales. This was partially offset by an increase in gross margin for sales to commercial and government customers.  The decrease in network infrastructure gross margin percent is due to increased sales of lower margin broadband products and a reduction in gross profit margin percent for RF propagation sales due to several large build sales during the quarter.  Gross profit margin percent in our installation, test and maintenance line of business has been sustained and the minor variation is related to sales mix within the segment product offering.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Over the past seven years, the T-Mobile relationship has become significant to our overall business.  During the third quarter of fiscal 2005, this relationship accounted for 47% of total revenues, or approximately $64 million, and 23%, or approximately $6 million, of our overall corporate gross profit. The gross profit margin on these revenues was approximately 8.9% for the third quarter of fiscal 2005, compared to gross profit margin on non T-Mobile revenues of approximately 26.0% for the same period. The 8.9% T-Mobile gross profit margin is after product-material costs only, and does not include operating or indirect expenses necessary to support this business. These expenses are a significant portion of overall selling, general and administrative expenses and include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.

Total selling, general and administrative expenses increased by $3.1 million, or 17% for the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.  Because total revenues increased at a higher rate (46%), selling, general and administrative expenses as a percent of revenue declined to 15.9% in the third quarter of fiscal 2005 from 19.9% for the third quarter of fiscal 2004.  The largest factor of the $3.1 million increase in total selling, general and administrative expenses were increased fulfillment costs associated with the large growth in consumer revenue and to a lesser extent, the growth in commercial and government sales.  Consumer orders are typically smaller in size and weight, and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers, with whom we contract for those deliveries are greater, as a percentage of revenue, than larger commercial shipments.  Also contributing to the increase in total selling, general and administrative expenses are costs associated with our reward plans, including the expensing of stock options, expenses associated with our recently issued Performance Stock Units, and accrual of anticipated bonus and other cash reward payments.  Occupancy costs have also increased due to rent and related costs associated with our sales, marketing and administrative offices.  Through May of this fiscal year, these occupancy obligations were reimbursed through insurance proceeds, and in June of this fiscal year, we became solely responsible for these ongoing obligations.   This rental expense increase was partially offset by rent expense savings related to a facility that was consolidated into our Global Logistics Center near the end of the third quarter of fiscal 2004, at which time we incurred a charge for the remaining lease payments for the consolidated facility, which run through March 2006.  Beginning in fiscal 2005, credit card and other banking and related fees were included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Income Statement.  Credit card and other banking and related fees for fiscal 2004 have been reclassified to selling, general and other administrative expenses to conform to the current year presentation. These fees increased $165,000 from fiscal 2004 to fiscal 2005, primarily due to higher credit card fees associated with the increase in consumer sales.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $286,800 and $362,500 for the quarters ended December 26, 2004 and December 28, 2003, respectively.

We had income from operations of $2.8 million in the third quarter of fiscal 2005 compared to a loss from operations of $849,200 for the third quarter of fiscal 2004.  However, included in the $849,200 loss from operations for the third quarter of fiscal 2004 are restructuring charges of $2.3 million.  These restructuring charges included $2.1 million relating to the consolidation of our distribution facilities from three to two, and $164,000 in severance pay and other minor costs to implement a productivity and profitability program.

The effective tax rates in the third quarter of fiscal years 2005 and 2004 were both 39.0%.  Net income was $1.7 million for the third quarter of fiscal 2005, compared to a net loss of $542,800 for the third quarter of fiscal 2004, which included the $1.4 million after tax effect of the restructuring charges.  Earnings per share (diluted) for the third quarter of fiscal 2005 were $0.40 compared to a loss per share of $0.12 for the third quarter of fiscal 2004, which is net of the $0.32 effect of the restructuring charges.

First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004

Revenues increased by $117.1 million, or 48%, to $362.1 million for the first nine months of fiscal 2005 compared to $245.1 million for the first nine months of fiscal 2004.  Revenues from mobile devices and accessories increased 79%, revenues from network infrastructure products increased 15% and revenues from installation, test and maintenance products increased 24%.  Network infrastructure, mobile devices and accessories, and installation, test and maintenance products accounted for approximately 28%, 59% and 13%, respectively, of revenues during the first nine months of fiscal 2005 as compared to 35%, 49% and 16%, respectively, during the first nine months of fiscal 2004.  Commercial sell-through customers, commercial sell-to customers and consumers accounted for approximately 29%, 26% and 45%, respectively, of revenues during the first nine months of fiscal 2005, compared to 33%, 35% and 32%, respectively, of revenues during the first nine months of fiscal 2004.

The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, but also reflects growth in our commercial business. In the first nine months of 2005, sales of mobile devices and accessories through our affinity consumer-direct sales channel represented 45% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from this channel represented only 28% of our total gross profit.  The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our T-Mobile affinity relationship.  Revenues from this affinity relationship collectively accounted for approximately 41% of total revenues in the first nine months of fiscal 2005; however, gross profit generated through the T-Mobile relationship represented 21% of our total gross profit.  Commercial revenues for mobile devices and accessories increased 24% over the prior year, due in part to enhanced merchandising and packaging programs, new retail relationships and an increase in data messaging product sales.

The increase in our network infrastructure sales is attributable to increases in sales of RF propagation products such as antennas and cable, as well as increased sales of broadband and in-building products.  The market for RF propagation products continues to be challenging, but we believe that pent up demand for new technologies and increased spending in homeland security and public safety have contributed to our growth in this line of business.  The market for broadband and in-building products continues to emerge and grow.  During this fiscal year, we have increased marketing efforts in this area, added several new vendors and improved inventory availability.  These initiatives have led to growth in broadband sales in each quarter this fiscal year.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

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

Gross profit increased by $13.3 million, or 23%, to $69.8 million for the first nine months of fiscal 2005 compared to $56.5 million for the first nine months of fiscal 2004.  Gross profit margin percent decreased to 19.3% for the first nine months of fiscal 2005 compared to 23.1% for the first nine months of fiscal 2004.  Gross profit margin for network infrastructure, mobile devices and accessories and installation, test and maintenance products was 23.4%, 15.8% and 26.4%, respectively, for the first nine months of fiscal 2005, as compared to 25.0%, 20.6% and 26.5%, respectively, for the first nine months of fiscal 2004.  The decrease in gross profit margin percent for mobile devices and accessories was attributable to the increased revenues from the T-Mobile affinity relationship, which includes high volumes of lower margin handset sales.  The decrease in network infrastructure gross margin percent is due to increased lower margin broadband sales and a reduction in gross profit margin for RF propagation sales due to several large build sales during the first nine months of the fiscal year.  Gross profit margin percent in our installation, test and maintenance line of business has been sustained, and the minor variation is related to sales mix within the segment product offering.  We account for inventory at the lower of cost or market and as a result, write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

During the first nine months of fiscal 2005, our T-Mobile relationship accounted for 41% of total revenues, or approximately $149 million, and 21%, or approximately $14 million, of our overall corporate gross profit. The gross profit margin on these revenues was approximately 9.6% for the first nine months of fiscal 2005, compared to gross profit margin on non T-Mobile revenues of approximately 26.0% for the same period. The 9.6% T-Mobile gross profit margin is after product-material costs only, and does not include operating and indirect expenses necessary to support this business. These expenses are a significant portion of overall selling, general and administrative expenses and include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.

Total selling, general and administrative expenses increased by $7.1 million, or 13% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.  Because total revenues increased at a higher rate (48%), selling, general and administrative expenses as a percent of revenue declined to 17.1% for the first nine months of fiscal 2005 from 22.4% for the first nine months of fiscal 2004.   The largest factor of the $7.1 million increase in total selling, general and administrative expenses were increased fulfillment costs associated with the large growth in consumer revenue and to a lesser extent the increase in commercial and government sales.

Consumer orders are typically smaller in size and weight and many items are delivered to residences, not typical places of business. The resulting freight charges we pay to third party common carriers with whom we contract for those deliveries are greater, as a percentage of revenue, than larger commercial shipments.  Also contributing to the increase in total selling, general and administrative expenses are costs associated with our reward plans including the expensing of stock options, expenses associated with our recently issued Performance Stock Units and accrual of anticipated bonus and other cash reward payment.  Beginning, in fiscal 2005, credit card and other banking and related fees were included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Income Statement.  Credit card and other banking and related fees for fiscal 2004 have been reclassified to selling, general and other administrative expenses to conform to the current year presentation.  These fees increased $499,400 from fiscal 2004 to fiscal 2005, primarily due to higher credit card fees associated with the increase in consumer sales.  We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $970,700 and $487,400 for the nine months ended December 26, 2004 and December 28, 2003, respectively.

We had income from operations of $7.9 million for the first nine months of fiscal 2005 compared to $2.5 million for the first nine months of fiscal 2004.  However, included in the $2.5 million income from operations for the first nine months of fiscal 2004 is a benefit from insurance proceeds of $3.1 million, representing the final settlement of insurance claims related to the October 12, 2002 disaster at our Global Logistics Center and the $2.3 million in restructuring charges discussed above.  The effective tax rates for the first nine months of fiscal years 2005 and 2004 were both 39.0%.  Net income was $4.8 million for the first nine months of fiscal 2005, compared to $1.4 million for the first nine months of fiscal 2004, which included the net $0.5 million after tax effect of the benefit from insurance proceeds and restructuring charges.  Earnings per share (diluted) for the first nine months of fiscal 2005 were $1.08 compared to $0.32 for the first nine months of fiscal 2004, which included the $0.10 net effect from the benefit from insurance proceeds and restructuring charges.

Liquidity and Capital Resources

We generated $2.9 million of net cash from operating activities in the first nine months of fiscal 2005 compared to $9.5 million in the first nine months of fiscal 2004.  In the first nine months of fiscal 2005, our cash flow from operations was driven largely by net income plus depreciation and amortization and a large increase in trade accounts payable, partially offset by increases in trade accounts receivable and product inventory.  Trade accounts receivable increased due to the timing of collections from our customers, many of whom maintain accounts with open terms.  The increase in inventory is primarily related to an increase in handsets and mobile devices and accessories associated with an increase in consumer and retail sales this fiscal year, as well as a substantial strategic purchase of network infrastructure product near the end of the third quarter.  Accounts payable increased due to the timing of our payments to our vendors and to higher inventory purchases during this fiscal year.  In most cases, we have negotiated open payment terms with our vendors and manufacturers. We negotiate the duration of these payment terms when establishing and/or renewing relationships with vendors and manufacturers and attempt to balance the payment terms with other factors such as pricing, availability of competitive products and anticipated demand.  The timing of payments related to past purchases, the amount of future inventory purchases and the timing of cash receipts will create periodic significant increases and decreases in accounts payable and cash and cash equivalents, which could cause draws on our revolving credit facility.  Although there were significant changes in the balances of trade accounts receivable, product inventory, trade accounts payable and accrued expenses and other current liabilities, the significant decrease in net cash from operations in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 is primarily due to the receipt of approximately $7.0 million of insurance proceeds in fiscal 2004 related to our October 2002 disaster.

Capital expenditures totaled $3.4 million in the first nine months of fiscal 2005, primarily related to investments in information technology.  In the first nine months of fiscal 2004, capital expenditures totaled $4.4 million, comprised primarily of investments in information technology and capitalized costs associated with our Global Logistics Center.

Net cash used for financing activities was $2.7 million for the first nine months of fiscal 2005 compared to net cash used of $876,900 for the first nine months of fiscal 2004.  During the first nine months of fiscal 2005, we purchased 250,003 shares of our outstanding common stock pursuant to our stock buyback program, compared with 112,900 shares purchased in the first nine months of fiscal 2004.  Through December 26, 2004, under this program, a total of 362,903 shares have been purchased for $3.6 million, or an average price of $9.95 per share.  The Board of Directors has authorized the purchase of up to 450,000 shares in the aggregate, leaving 87,097 shares remaining available for repurchase.  We expect to fund any future purchases from working capital and/or temporary borrowings under our revolving credit facility.  No timetable has been set for the completion of this program.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.   There was no balance on this credit facility at December 26, 2004 and we had minimal draws during the third quarter, and have taken only minimal draws during the first nine months of 2005.  There were outstanding letters of credit on this facility of approximately $50,000 at December 26, 2004.  This facility expires in September 2006.

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

Revenue Recognition.   We record revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order.  We record revenue when product is shipped to the customer and all shipments are made using FOB shipping terms.  Our prices are always fixed at the time of sale.  Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record sales on transactions where collectibilty is reasonably assured.

Because our sales transactions meet the conditions set forth in SFAS 48 “Revenue Recognition When Right of Return Exists”, we recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  These conditions require that 1) our price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay us, and is not contingent on their resale of the product, 3) the buyer’s obligation to the us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonable estimated.  Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply-chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.   Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenue based upon the gross amounts earned and booked. However, we do have several smaller relationships where we are not the principal and we record revenue on a net fee basis, regardless of amounts billed (less than 1% of our total revenue). If applying this revenue recognition guidance resulted in recording revenue on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

Most of our sales arrangements do not contain multiple elements.  However, when we enter into arrangements that do contain multiple elements, we follow the guidance under EITF 00-21.    Therefore, at the inception of the arrangement, we determine if each deliverable under the arrangement represents a separate unit of accounting.  We do this by determining whether the delivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in our control (in cases where the arrangement includes a general right of return relative to the delivered item).  Currently, we have one significant multiple element arrangement, which includes product configuration and distribution, web development, and web hosting/maintenance activities.  All of the elements are delivered and billed based on output measures on a monthly basis.  Fees and the billings for these elements are structured in a manner that reflects performance on the contract in accordance with the output measures; therefore, we recognize revenues based on the billing provisions in the contract.

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

Stock-based Compensation.  Effective March 29, 2004, we adopted the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” using the modified prospective method, as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.   No compensation expense related to the grant of stock options under our stock compensation plans was reflected in net income for any periods ended on or before March 28, 2004, except as noted in Note 3 of our unaudited consolidated financial statements, presented elsewhere in this Form 10-Q, because we accounted for grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to all stock compensation for the nine months ended December 26, 2003 is set forth in Note 3 to our unaudited consolidated financial statements presented elsewhere in this Form 10-Q.

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

Additional Risks

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results.  In addition to risks elsewhere discussed in this Quarterly Report on Form 10-Q and in our most recent filing on Form 10-K for the fiscal year ended March 28, 2004, included among the risks that could lead to a materially adverse impact on our business or operating results are: the termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of the customers’, vendors’ and affinity partners’ business; economic conditions that may impact customers ability to fund purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; and inability to protect certain intellectual property, including systems and technologies on which we rely.

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

Item 4 – Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective.  There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the third quarter of fiscal 2005.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
September 27, 2004 through October 24, 2004	0	n/a	0	107,697
October 25, 2004 through November 28, 2004	20,600	$12.64	20,600	87,097
November 29, 2004 through December 26, 2004	0	n/a	0	87,097
Total	20,600	$12.64	20,600	87,097

(1) Periods indicated are fiscal accounting months for the third quarter of fiscal 2005. On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 450,000 shares of our common stock pursuant to the program.  As of December 26, 2004, we have purchased an aggregate of 362,903 shares of our outstanding common stock pursuant to this program for $3,610,400, or an average price of $9.95 per share.   No timetable has been set for the completion of this program and the program remains in effect at present.  All shares repurchased during the third quarter of fiscal 2005 were repurchased under this program.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

31.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer.
32.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2	Section 1350 Certification of David M. Young, Chief Financial Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date: February 9, 2005	By:	/s/David M. Young
David M. Young
Vice President and Chief Financial
Officer
(principal financial and accounting officer)