Form 10-K
period 2005-03-27
TESSCO TECHNOLOGIES INC
filed 2005-06-16
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 27, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24746

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland 21031

(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code:	(410) 229-1000
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Stock Market as of September 26, 2004, was $38,856,177.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of June 1, 2005, was 4,245,636.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Shareholders scheduled to be held July 21, 2005, are incorporated by reference into Part III.

TABLE OF CONTENTS

PART 1
ITEM 1.	BUSINESS
General
Products and Services
Customers
Method of Operation
Competition
Intellectual Property
Environmental Regulation
Employees
Executive Officers
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements and Supplementary Data
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Part IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (TESSCO, or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.

We link customers with integrated product and supply chain solutions configured from product choices made by world-class manufacturers.  While creating Your Total Source® opportunity for our customers to improve the way business is done, we present, market, sell, supply, and support manufacturers’ products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base.

Our operational platform, which we refer to as our Knowledge, Configuration, Delivery and Control System (KCDCTM), allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987 and have been listed on the NASDAQ Stock Market (symbol: TESS) since 1994.  Today, we operate 24 hours a day, seven days a week, under ISO 9001:2000 registration.  Our Global Logistics Center in Hunt Valley, Maryland and Americas Sales & Logistics Center in Reno, Nevada, configure orders for complete, on-time delivery throughout the world.  Our solution offering, consisting of over 31,000 items from approximately 350 manufacturers, falls within the broad business segment categories of network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

We currently serve approximately 9,900 commercial customers and 36,100 consumers per month, including a diversified mix of carrier and public network operators, infrastructure site owners, program managers, contractors and integrators, industrial and enterprise self-maintained users, governments, manufacturers, repair centers, retailers, dealers and value-added resellers, affinity partners and consumers.

Products and Services

We identify, select, present, market, sell, supply, and support products and services required to design, build, run, maintain and use a wireless system. We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to $90,000 and gross profit margins ranging from less than 5% to over 90%.  During fiscal 2005, we offered over 31,000 stock keeping units (SKUs), classified into our three business segments: network infrastructure, mobile devices and accessories and installation, test and maintenance products, which accounted for approximately 25%, 62% and 13% of revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting and logistics integration. Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories, such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, such as providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians.  For more detailed financial information regarding our business segments, for each of the past three fiscal years, see Note 9 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 27, 2005.

While we principally provide manufacturer brand-name products, a variety of products, which are primarily subscriber accessory products and infrastructure accessory components, are developed and offered under a TESSCO-owned brand, Wireless Solutions®. We have incurred no significant research and development expenditures in each of the last three fiscal years.

Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control. Knowledge solutions include product choice comparison, with comprehensive specifications organized by product, not manufacturer, reinforced by engineering, sales and technical support staff and hands-on training programs. Configuration services are comprised of customized product kitting, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale.  Our delivery system allows the customer to select 1-, 3- or 5-day “just-in-time” delivery, to specific delivery locations, designed to eliminate the customer’s need for staging and warehousing. We guarantee on-time, complete and error-free delivery. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product and usage tracking and history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow customers to return a product for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 5% of revenues in each of the past three fiscal years.

As of March 27, 2005, we offered products purchased from approximately 350 manufacturers.  A substantial portion of our purchases are concentrated with a small number of vendors.  In fiscal 2005, products, primarily comprised of handsets, purchased directly from T-Mobile USA (T-Mobile), our largest vendor, and sold only to customers reached through our affinity relationship with T-Mobile, generated approximately 41% of our revenue and 7% of our gross profit.  Overall sales to customers reached through our affinity relationship with T-Mobile, including not only our sales of the handsets purchased directly from T-Mobile, but also sales of phone accessories purchased by us from third-party vendors, and other supply chain billings, totaled 44% of our revenues and 20% of our gross profits in fiscal 2005.  Our next nine top vendors accounted for approximately 19% of our fiscal 2005 revenues and 17% of our gross profits, thus resulting in revenue and gross profit from sales of products purchased from our top ten vendors of approximately 60% and 24% of our total revenues and gross profits, respectively.  Although we do not maintain long-term supply contracts with our vendors, including T-Mobile, we believe that, for other than those products purchased by us as part of this and other affinity relationships as described below, alternative sources of supply are available for many of the product types we carry. The agreements and arrangements on which most of our affinity relationships are based, are of limited duration and terminable by either party upon several months notice.

As previously disclosed, T-Mobile is planning to transition the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider.  In October 2004, we reached agreement with T-Mobile to continue providing our system through July 2005.  In April 2005, this agreement was amended and now runs through August 2005.  Upon completion of this transition, revenues from this affinity relationship will cease.

We supply repair and replacement materials to authorized service centers for Nokia Inc. (Nokia) in the United States, Canada and Latin America.  Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to approximately 800 separate and distinct service centers each month, accounted for approximately 4% of our total revenues in fiscal 2005.  This relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale, of these products is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers.

We are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these types of relationships, but there can be no assurance that we will continue to be successful in this regard in the future or that competitive pressures or other events beyond our control will not have a negative impact on our ability to maintain these relationships or to continue to derive revenue from these relationships.

Customers

Our customer base consists of commercial customers and consumers, which accounted for approximately 53% and 47%, respectively, of fiscal 2005 revenues.  Commercial customers share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system.  Our commercial customers are categorized into two different markets:  1) public carriers and network operators and 2) self-maintained users (SMUs), governments and resellers, which accounted for approximately 28% and 72%, respectively, of fiscal 2005 commercial revenues. Public carriers and network operators are systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.  SMUs, government and reseller customers include:

•                  SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. TESSCO holds three General Services Administration (GSA) contracts including IT Schedule 70 for state and local government agencies.

•                  Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

Consumers place orders for wireless phones, data devices, and related accessories via telephone and the Internet primarily through our affinity-marketing programs.  Under these programs, we collaborate with our affinity-marketing clients, including OEMs, wireless carriers and dealers, to market to their customers under their brands.  In most cases, we act as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from our inventory and collecting payment.  Our affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments.  In addition to our affinity programs, we developed and maintain our own consumer website, YourWirelessSource.com, which offers handsets, phone activations, cellular phone accessories from OEMs and Wireless Solutions®, our own private brand, and other complimentary consumer wireless products.

Our largest customer relationship, sales to customers reached through the T-Mobile relationship, accounted for approximately 44% of our revenues and 20% of gross profits during fiscal 2005.  Under this relationship, we sell and deliver wireless phones and accessories to consumers and other end-users.  Sales to customers reached through the T-Mobile relationship include sales of items purchased directly from T-Mobile, primarily handsets, sales of additional phone accessories purchased from other third-party vendors, and other supply chain services billings.  As previously disclosed, T-Mobile is planning to transition the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider.  In October 2004, we reached agreement with T-Mobile to continue providing our system through July 2005.  In April 2005, this agreement was amended and now runs through August 2005. Upon completion of this transition, revenues from this affinity relationship will cease.  Our next nine largest customer relationships accounted for 9% of our total revenues and gross profits during fiscal year 2005, and therefore, our top ten customer relationships totaled 53% and 29% of our total revenues and gross profits, respectively.

Although we currently service customers in over 100 countries, approximately 98% of our sales have been made to customers in the United States during each of the past three years.  Due to our diverse product segments and our wide customer base, our business is not significantly affected by seasonality.

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

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consist of these integrated units:

Market Development and Sales:  To meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on three primary markets: public carrier and network operator (e.g., carriers, infrastructure site owners, program site managers, contractors and integrators); SMUs, governments and resellers (e.g., self-maintained users, governments, manufacturers, repair centers, retailers, dealers, value-added resellers); and consumers (e.g., affinity programs, Web store programs and fulfillment and consumer services). This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers’ needs and to build solutions by cultivating lasting relationships.  Our commercial customer database contains detailed information on approximately 150,000 existing and potential customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories.  This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers.  Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors.  Customer relationship representatives pursue these customer inquiries through distribution of our knowledge tools and through phone contact, electronic communications and field visits.  The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship.  Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products.  Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship.  The process aims at the attraction of prospects to TESSCO, the conversion of these prospects to buying customers, and the ultimate migration to loyal, total source monthly buyers.

Solutions Development and Marketing:  We actively monitor advances in technologies and industry trends, both through market research and continual customer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed.

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

We utilize our WPKS to develop both broad-based and customized product information materials.  These materials are designed to encourage both existing and potential customers to realize the value we provide in their product and supply chain decisions.  We are an important source of their product requirements and solutions.  These knowledge tools are an integrated suite of informational print and electronic media.  They include: the Solutions Guide, which is distributed annually to over 55,000 current and prospective buyers; The Wireless Journal®, which is distributed to over 100,000 individuals each quarter and is designed to introduce the reader to our capabilities and product offerings and contains information on significant industry trends and product reviews; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®.  In fiscal 2005, we added the new Wireless Networking Solutions Guide, featuring 16 configured applications of the latest broadband, security, and networking solutions; the Wireless Devices and Accessories Specialty Guide, designed specifically for retailers as a countertop tool and in-store accessories sales solution;

the Wireless Technician’s Solutions Guide, offering the people who make wireless work an easy in-the-field selection of tools, test equipment, and training sessions; the Site Planning Guide, created for carriers and tower contractors as they plan their site builds and repairs; a new complete Solutions Guide on CD, allowing a more mobile access to our entire product offering; and a monthly electronic version of The Wireless Journal, which is e-mailed to over 50,000 different customers, and is uniquely produced for various portions of our customer base.

TESSCO.com® is our virtual, Internet-based commerce site as well as “wireless information” superstore.  It offers online access to a real time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions.  Intended for our commercial customers who design, build, run, maintain or use everything wireless, its feature-rich capabilities include:

•                  An electronic version of our printed Solutions Guides and other knowledge tools;

•                  Vital industry-focused information and in-depth product knowledge, including illustrations, detailed specifications and application information;

•                  Order reservations and order history review;

•                  Real-time product availability for over 31,000 SKUs from approximately 350 manufacturers of network infrastructure products, mobile devices and accessory products, as well as installation, test and maintenance products;

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

We use our information technology system to monitor and manage our inventory.  Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels.  The information technology system also provides early warning reports regarding upcoming inventory requirements.  As of March 27, 2005 and March 28, 2004, we had an immaterial level of backlog orders.  All backlog orders as of March 27, 2005, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 27, 2005 and March 28, 2004, inventory write-offs were 0.4% and 1.0% of total purchases, respectively.  Generally, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements.  Inventory turns for fiscal years 2005 and 2004 were 8.2 and 8.1, respectively.

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

Our information technology system provides detailed information on every customer account, including recent inquiries, buying and credit histories, separate buying locations within a customer account and contact diaries for key personnel, as well as detailed product information, including technical, product availability and pricing information.  The information technology system increases sales productivity by enabling any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and retention.  The average number of commercial customers per month has increased from 9,400 in fiscal 2004 to 9,900 in fiscal 2005. An average of 36,100 consumer end-users were served per month in fiscal 2005 as compared to 34,500 in fiscal 2004.

Fulfillment and Distribution:  Orders are received at our Hunt Valley and Reno customer sales support centers.  As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries.  An automated materials-handling system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, minimize multiple product shipments to complete an order and limit inventory duplication.  Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions.  Orders are delivered to customers by a variety of freight line and parcel transportation carriers with whom we contract.  During fiscal 2005, we made a substantial investment in this system, which we now refer to as our Configuration, Fulfillment and Delivery technology system, at our Global Logistics Center.  We expect to begin realizing productivity gains from this investment during fiscal year 2006.  These planned productivity gains should include compensation savings at current order levels, increased accuracy on shipments and inventory counts, increased flexibility for business growth, and other technology driven productivity improvements.  The same system will be implemented at our Americas Sales & Logistics Center during fiscal 2006.

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

Information Technology:  Critical to the success of our operations is our information technology system.  We have made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications.  The information technology system includes highly developed customer and product databases and is integrated with our distribution centers.  The information contained in the system is available on a real-time basis to all of our employees and is utilized in every area of our operations.  In fiscal 2005, we made an investment in our Configuration, Fulfillment and Delivery technology system at our Global Logistics Center as discussed above.

We develop, construct, maintain and host several Web sites for certain affinity partners.  These sites include increased control capabilities, including partner branding, independent landing pages and URLs, product filtering and purchase authorization limits that allow us to seamlessly interact with the customer, fulfill online orders and provide required information to these affinity partners.

We believe that we have been successful to date in pursuing a highly integrated, technologically advanced and efficient method of operations; however, disruption to our day-to-day operations, including failure of our information technology system, distribution system, or freight carrier interruption, could impair our ability to receive and process orders or to ship product in a timely and cost-efficient manner.

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Sprint North Supply, Anixter, Westcon, Comstor, Tech Data, Ingram Micro and Wincomm, as well as numerous regional distributors, including Talley Communications.  In addition, many manufacturers sell and fulfill directly to customers.  Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, are typically of limited duration and are terminable by either party upon several months notice.

Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.  Some of our current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities.  In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

Continuing changes in the wireless communications industry, including risks associated with conflicting technology, changes in technology, inventory obsolescence, and consolidation among wireless carriers, could adversely affect future operating results.  In addition, we view the rapid expansion of Internet technology as a positive business opportunity; however, this technology and evolving Internet business models could also present additional competitive pressures and challenges.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of trade names and registered trademarks in connection with our business activities, including “TESSCO®,” “Delivering What You Need…When and Where You Need It®,” “Your Total Source®,” “Your Virtual Inventory®,” “Delivering Everything For Wireless®,” “The Wireless Journal®,” “Wireless Solutions®,” “The Vital Link to a Wireless World®,” “Transmitter®,”  “T-Flash®,” “Techdirect®,” and “A Simple Way of Doing Business Better®.” Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States.  We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters.  Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business.  There were no material capital expenditures for environmental projects in 2005 and there are no material expenditures planned for such purposes in 2006.

Employees

As of March 27, 2005, we had 592 full-time equivalent employees.  Of our full-time equivalent employees, 289 were engaged in customer and vendor service, marketing, sales and product management, 221 were engaged in fulfillment and distribution operations and 82 were engaged in administration and technology systems services.  No employees are covered by collective bargaining agreements.  We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	61	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is chairman, president and chief executive officer and founded the business in 1982.

David M. Young	34	Vice President, Acting Chief Financial Officer and Corporate Secretary

David M. Young joined the Company in July 1999 and has served as acting chief financial officer since February 2005. Prior to February 2005, Mr. Young served as the Company’s controller. Since April 2002 and March 2004, respectively, Mr. Young has served, and continues to serve, as Vice President and Corporate Secretary. Prior to joining the Company, Mr. Young served as assistant vice president and assistant corporate controller at Integrated Health Services, Inc.

Christina M. Corner	43	Senior Vice President of Sales and Market Development

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

Gerald T. Garland	54	Senior Vice President of Solutions Development and Marketing – Mobile Devices and Accessories Line of Business and Installation, Test and Maintenance Line of Business

Gerald T. Garland rejoined the Company in April 2003 as senior vice president of the network infrastructure line of business. In April 2004, Mr. Garland began serving as senior vice president of the mobile devices and accessories line of business and since May 2005, Mr. Garland has also served as senior vice president of the installation, test and maintenance line of business. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Richard A. Guipe	55	Senior Vice President of Solutions Development and Marketing – Network Infrastructure Line of Business

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

Douglas A. Rein	45	Senior Vice President of Fulfillment and Operations

Douglas A. Rein joined the Company in July 1999 as senior vice president of fulfillment and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility located north of Baltimore in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC.  This lease expires in May 2007, but can be terminated by us with twelve months written notice. Monthly rent payments range from $110,300 to $117,200 throughout the lease term.  West Coast sales and fulfillment is facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities.  The GLC is encumbered by a deed of trust as security for a term loan.  See Note 7 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  Each of our three business segments uses all of our properties for either sales or fulfillment purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Stock Market since September 28, 1994, under the symbol “TESS.” The quarterly range of prices per share during fiscal years 2004 and 2005 are as follows:

	High	Low
Fiscal 2004
First Quarter	$7.88	$6.25
Second Quarter	11.35	6.11
Third Quarter	15.61	9.36
Fourth Quarter	18.77	11.70

Fiscal 2005
First Quarter	$19.09	$11.50
Second Quarter	18.65	7.86
Third Quarter	14.12	9.87
Fourth Quarter	17.69	12.50

As of June 1, 2005, the number of stockholders of record of the Company was 67. We estimate that the number of beneficial owners as of that date was approximately 2,500.

We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. Our revolving line of credit agreement prohibits the payment of cash dividends without the prior written consent of the lender.

During the first quarter of fiscal 2004, our Board of Directors established a stock buyback program and authorized the purchase of up to 450,000 shares.  To date, we have repurchased 366,903 shares of our outstanding common stock pursuant to this program for $3,661,800 or an average price of $9.98 per share.  Of the total shares repurchased, 254,003 shares were repurchased in fiscal 2005 at an average price of $11.45 per share and 112,900 shares were repurchased in fiscal 2004 at an average price of $6.68 per share.  An aggregate of 83,097 shares remain available for repurchase under this program.  No repurchases were made in any month during the fourth quarter of fiscal 2005, and no timetable has been set for the completion of this program.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 27, 2005	March 28, 2004	March 30, 2003	March 31, 2002	April 1, 2001
STATEMENT OF INCOME DATA
Revenues	$513,027,300	$352,674,300	$273,913,400	$248,915,100	$258,769,800
Cost of goods sold	418,180,500	275,028,200	202,598,700	180,432,600	188,271,200
Gross profit	94,846,800	77,646,100	71,314,700	68,482,500	70,498,600
Selling, general and administrative expenses	84,747,400	73,444,300	67,462,900	61,608,600	60,922,500
Benefit from insurance proceeds (1)	—	(3,054,000)	(1,212,500)	—	—
Restructuring charges (2)	—	2,285,700	—	—	—
Income from operations	10,099,400	4,970,100	5,064,300	6,873,900	9,576,100
Interest, net	166,200	167,700	105,500	484,000	1,069,600
Income before provision for income taxes	9,933,200	4,802,400	4,958,800	6,389,900	8,506,500
Provision for income taxes	3,866,000	1,910,600	1,910,200	2,484,000	3,232,500
Net income	$6,067,200	$2,891,800	$3,048,600	$3,905,900	$5,274,000
Diluted earnings per share	$1.39	$0.65	$0.67	$0.85	$1.13
Diluted weighted average shares outstanding	4,373,900	4,469,000	4,525,600	4,575,900	4,682,600

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.5	78.0	74.0	72.5	72.8
Gross profit	18.5	22.0	26.0	27.5	27.2
Selling, general and administrative expenses	16.5	20.8	24.6	24.8	23.5
Benefit from insurance proceeds	—	(0.9)	(0.4)	—	—
Restructuring charges	—	0.6	—	—	—
Income from operations	2.0	1.4	1.8	2.8	3.7
Interest, net	0.0	0.0	0.0	0.2	0.4
Income before provision for income taxes	1.9	1.4	1.8	2.6	3.3
Provision for income taxes	0.8	0.5	0.7	1.0	1.2
Net income	1.2%	0.8%	1.1%	1.6%	2.0%

SELECTED OPERATING DATA
Average commercial buyers per month	9,900	9,400	9,200	8,900	8,700
Average consumer buyers per month	36,100	34,500	22,700	13,600	15,600
Total orders shipped	1,665,000	1,228,000	1,034,000	772,000	760,000
Revenues per employee	$866,600	$642,400	$492,700	$471,400	$493,800

BALANCE SHEET DATA
Working capital	$41,000,200	$37,330,100	$35,543,900	$31,156,600	$30,826,100
Total assets	160,557,200	129,128,700	100,238,000	100,229,300	87,413,500
Short-term debt	362,600	282,000	372,800	5,785,800	10,365,500
Long-term debt	5,000,700	5,354,700	5,660,800	6,063,400	6,441,200
Stockholders’ equity	60,822,100	56,333,500	53,985,800	50,807,400	46,739,200

(1)

Represents the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center (see Note 10 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

(2)

Represents termination costs and facility consolidation costs associated with our profitability improvement program (see Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

Quarterly Results of Operations (Unaudited)

	Fiscal 2005 Quarters Ended				Fiscal 2004 Quarters Ended
	Mar. 27, 2005	Dec. 26, 2004	Sept. 26, 2004	Jun. 27, 2004	Mar. 28, 2004	Dec. 28, 2003	Sept. 28, 2003	Jun. 29, 2003
Revenues	$150,907,500	$135,825,100	$115,689,700	$110,605,000	$107,623,000	$93,131,700	$81,928,500	$69,991,100
Cost of goods sold	125,836,300	111,420,400	92,708,200	88,215,600	86,492,900	73,185,200	62,664,700	52,685,400
Gross profit	25,071,200	24,404,700	22,981,500	22,389,400	21,130,100	19,946,500	19,263,800	17,305,700
Selling, general and administrative expenses	22,879,500	21,569,300	20,309,500	19,989,100	18,630,000	18,510,000	18,522,800	17,781,500
Benefit from insurance proceeds (1)	—	—	—	—	—	—	(3,054,000)	—
Restructuring charges (2)	—	—	—	—	—	2,285,700	—	—
Income (loss) from operations	2,191,700	2,835,400	2,672,000	2,400,300	2,500,100	(849,200)	3,795,000	(475,800)
Interest, net	51,800	37,100	42,700	34,600	46,600	40,600	42,600	37,900
Income (loss) before provision for income taxes	2,139,900	2,798,300	2,629,300	2,365,700	2,453,500	(889,800)	3,752,400	(513,700)
Provision for (benefit from) income taxes	826,600	1,091,400	1,025,400	922,600	994,600	(347,000)	1,463,400	(200,400)
Net income (loss)	$1,313,300	$1,706,900	$1,603,900	$1,443,100	$1,458,900	$(542,800)	$2,289,000	$(313,300)
Diluted earnings (loss) per share	$0.31	$0.40	$0.36	$0.32	$0.32	$(0.12)	$0.52	$(0.07)

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.4	82.0	80.1	79.8	80.4	78.6	76.5	75.3
Gross profit	16.6	18.0	19.9	20.2	19.6	21.4	23.5	24.7
Selling, general and administrative expenses	15.2	15.9	17.6	18.1	17.3	19.9	22.6	25.4
Benefit from insurance proceeds (1)	—	—	—	—	—	—	(3.7)	—
Restructuring charges (2)	—	—	—	—	—	2.5	—	—
Income (loss) from operations	1.5	2.1	2.3	2.2	2.3	(0.9)	4.6	(0.7)
Interest, net	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Income (loss) before provision for income taxes	1.4	2.1	2.3	2.1	2.3	(1.0)	4.6	(0.7)
Provision for (benefit from) income taxes	0.5	0.8	0.9	0.8	0.9	(0.4)	1.8	(0.3)
Net income (loss)	0.9%	1.3%	1.4%	1.3%	1.4%	(0.6%)	2.8%	(0.4%)

(1)

Represents the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center (see Note 10 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

(2)

Represents termination costs and facility consolidation costs associated with our profitability improvement program (see Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, “Item 1: Business,” Part II, “Item 6: Selected Financial Data,” and Part II, “Item 8: Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Additional Risks Factors” section of this MD&A. Our actual results may differ materially from those described in any such forward-looking statement.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.  Although we sell products to customers in over 100 countries, approximately 98% of our sales are made to customers in the United States.  We have operations and office facilities in both Hunt Valley, Maryland and Reno, Nevada.  Due to the diversity in our business, we are not significantly affected by seasonality.

We offer a wide range of products that are classified into three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and in-building products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones and other mobile devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 40% of all of our installation test and maintenance sales are generated from the sales of replacement parts and materials for original equipment manufacturers such as Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.  We view our customer base in three major categories.  Commercial public carriers and network operators are systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.  Commercial SMUs, government and reseller customers include:

•                  SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. TESSCO holds three General Services Administration (GSA) contracts including IT Schedule 70 for state and local government agencies.

•                  Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

Consumers are customers buying through one of our affinity partner relationships or directly from our consumer website, YourWirelessSource.com.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  The recent consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months notice.  Our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.

As previously disclosed, T-Mobile USA (T-Mobile), our largest affinity relationship, is planning to transition the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider.  In October 2004, we reached agreement with T-Mobile to continue providing our system through July 2005.  In April 2005, this agreement was amended and now runs through August 2005.  Upon completion of this transition, revenues from this affinity relationship will cease.  Under the April 2005 amendment, we will provide standby services in August for a fee, which we believe will provide a net profit contribution for August at a level comparable to prior months, before profits generated by sales, if any.  During fiscal 2005, sales from the T-Mobile relationship represented 44% of our revenues and 20% of our overall gross profit and included sales of items purchased directly from T-Mobile, primarily handsets, sales of additional phone accessories purchased by us from other third-party vendors, and supply chain service billings.  The gross profit margin on these sales was approximately 8.5% in fiscal 2005, compared to gross profit margin on non-T-Mobile revenues of approximately 26.0% for the same period. The 8.5% T-Mobile gross profit margin is after product-material costs only, and does not include operating or indirect expenses necessary to support this business. These expenses are a significant portion of overall selling, general and administrative expenses and include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.

Under the terms of our agreement with T-Mobile, we will continue servicing T-Mobile and its customers during the transition period. Unless we replace the lost T-Mobile business between now and then with new or additional business, the loss of T-Mobile as a customer will have a material adverse effect on our revenues, margins, and profits. However, management has been and will continue to be diligently focused on redeploying resources to new opportunities and reducing expenses in an effort to lessen the impact of the loss of the T-Mobile business.  There can be no assurances about the extent to which we will be able to lessen the impact.  Regardless of the impact, we do not believe the scheduled termination of the T-Mobile relationship will cause any material impairment of our assets.

Results of Operations

The following table summarizes the results of our operations for fiscal years 2005, 2004 and 2003:

			2004 to 2005			2003 to 2004
(Dollars in thousands, except per share data)	2005	2004	$ Change	% Change	2003	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$49,545	$46,912	$2,633	5.6%	$38,509	$8,403	21.8%
SMUs, Governments and Resellers	80,281	67,694	12,587	18.6%	58,982	8,712	14.8%
Total Network Infrastructure	129,826	114,606	15,220	13.3%	97,491	17,115	17.6%

Mobile Devices and Accessories:
Public Carriers and Network Operators	2,935	4,094	(1,159)	(28.3%)	5,225	(1,131)	(21.6%)
SMUs, Governments and Resellers	72,317	54,699	17,618	32.2%	48,087	6,612	13.8%
Total Mobile Devices and Accessories	75,252	58,793	16,459	28.0%	53,312	5,481	10.3%

Installation, Test and Maintenance:
Public Carriers and Network Operators	23,090	19,798	3,292	16.6%	20,698	(900)	(4.3%)
SMUs, Governments and Resellers	41,306	31,904	9,402	29.5%	41,272	(9,368)	(22.7%)
Total Installation, Test and Maintenance	64,396	51,702	12,694	24.6%	61,970	(10,268)	(16.6%)
Total Commercial Revenues	269,474	225,101	44,373	19.7%	212,773	12,328	5.8%
Consumer Revenues – Mobile Devices and Accessories	243,553	127,573	115,980	90.9%	61,140	66,433	108.7%
Total Revenues	$513,027	$352,674	$160,353	45.5%	$273,913	$78,761	28.8%

Commercial Gross Profits
Network Infrastructure:
Public Carriers and Network Operators	$11,607	$11,503	$104	0.9%	$9,939	$1,564	15.7%
SMUs, Governments and Resellers	18,927	17,005	1,922	11.3%	15,350	1,655	10.8%
Total Network Infrastructure	30,534	28,508	2,026	7.1%	25,289	3,219	12.7%

Mobile Devices and Accessories:
Public Carriers and Network Operators	848	949	(101)	(10.6%)	1,026	(77)	(7.5%)
SMUs, Governments and Resellers	19,336	14,015	5,321	38.0%	12,305	1,710	13.9%
Total Mobile Devices and Accessories	20,184	14,964	5,220	34.9%	13,331	1,633	12.2%

Installation, Test and Maintenance:
Public Carriers and Network Operators	5,503	5,053	450	8.9%	5,456	(403)	(7.4%)
SMUs, Governments and Resellers	11,569	8,732	2,837	32.5%	11,593	(2,861)	(24.7%)
Total Installation, Test and Maintenance	17,072	13,785	3,287	23.8%	17,049	(3,264)	(19.1%)
Total Commercial Gross Profits	67,790	57,257	10,533	18.4%	55,669	1,588	2.9%
Consumer Gross Profits – Mobile Devices and Accessories	27,057	20,389	6,668	32.7%	15,646	4,743	30.3%
Total Gross Profits	$94,847	$77,646	$17,201	22.2%	$71,315	$6,331	8.9%

Selling, general and administrative expenses	$84,748	$73,444	$11,304	15.4%	$67,463	$5,981	8.9%
Benefit from insurance proceeds	—	(3,054)	3,054	NM	(1,213)	(1,841)	151.8%
Restructuring charges	—	2,286	(2,286)	NM	—	2,286	NM
Income from operations	10,099	4,970	5,129	103.2%	5,065	(95)	(1.9%)
Interest, net	166	168	(2)	(1.2%)	106	62	58.5%
Income before provision for income taxes	9,933	4,802	5,131	106.9%	4,959	(157)	(3.2%)
Provision for income taxes	3,866	1,910	1,956	102.3%	1,910	—	—
Net income	$6,067	$2,892	$3,175	109.9%	$3,049	$(157)	(5.1%)

Diluted earnings per share	$1.39	$0.65	$0.74	113.8%	$0.67	$(0.02)	(3.0%)

NM – not meaningful

Fiscal 2005 Compared to Fiscal 2004

Revenues.  Revenues grew 46%, in fiscal 2005 over fiscal 2004 driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial sales grew 20%, while consumer sales grew 91%.

We experienced significant growth in both commercial and consumer sales of mobile devices and accessory products.  The increase in consumer sales of mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, primarily attributed to increased volumes from our ongoing T-Mobile affinity relationship. Handset and accessory revenues from this affinity relationship with T-Mobile collectively accounted for approximately 44% of total revenues in fiscal year 2005; however, gross profit generated through the T-Mobile relationship represents only 20% of our total gross profit.  In fiscal 2005, aggregate sales of mobile devices and accessories through both our T-Mobile relationship and our other affinity consumer-direct sales channels represented 47% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from these sales represented only 29% of our total gross profit.  Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 28% over the prior year, due in part to enhanced merchandising and packaging programs and an increase in data product sales.

The 13% increase in our network infrastructure sales is attributable to increases in sales of RF propagation products such as antennas and cable, as well as increased sales of broadband and in-building products.  The market for RF propagation products continues to be challenging, but we believe that pent up demand for new technologies and increased spending in homeland security and public safety have contributed to our growth in this line of business.  The market for broadband and in-building products continues to emerge and grow. During fiscal year 2005, we increased marketing efforts in this area, added several new vendors and improved inventory availability.  These initiatives led to growth in broadband sales of approximately 20% this fiscal year. Substantially all of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

The 25% increase in installation, test and maintenance revenues is primarily attributable to increased sales of high dollar test equipment and increased sales of repair and replacement parts under our relationships with several Original Equipment Manufacturers.  We believe that the increased capital spending leading to our growth in network infrastructure sales has also contributed to the increase in installation, test and maintenance sales.  Similarly, there can be no assurance that such trends will continue.

Gross Profit.  Gross profit grew 22% in fiscal 2005 compared to fiscal 2004, driven by growth in each of our three business segments and both of our commercial and consumer markets. Total commercial gross profit grew 18%, while consumer gross profit grew 33%.  Gross profit margin decreased to 18.5% in fiscal 2005 from 22.0% in fiscal 2004.  Gross profit margin decreased to 23.5% from 24.9% in our network infrastructure segment and decreased to 26.5% from 26.7% in our installation, test and maintenance segment.  Generally, our gross margins by product within these segments have been sustained and these minor variations are related to sales mix within the segment product offerings, including the sales growth of lower margin broadband products in our network infrastructure line of business.  Gross profit margin in our mobile devices and accessories segment decreased to 14.8% from 19.0%.  This decrease is wholly attributable to a decrease in gross profit margin for our consumer sales, and was minimally offset by an increase in gross profit margin for our commercial sales.  The decrease in gross profit margin for our consumer sales, from 16.0% to 11.1% was due to significantly increased volume of lower margin handset sales attributable to our affinity relationship with T-Mobile.  The minor increase in commercial gross profit margin, from 25.5% to 26.8% is attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our on-going ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  In addition, the agreements or arrangements on which our affinity relationships are based are typically of limited duration, and are terminable by either party upon several months or otherwise relatively short notice.  These affinity relationships could also be affected by wireless carrier consolidation.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 15% in fiscal 2005 compared to fiscal 2004. Due to the increase in revenues and other factors discussed below, total selling, general and administrative expenses decreased as a percentage of revenues to 16.5% in fiscal 2005, from 20.8% in fiscal 2004.

The largest factor contributing to the increase in total selling, general and administrative expenses was increased fulfillment costs associated with the large growth in consumer revenue and to a lesser extent, the growth in commercial sales.  Largely because of the continued success of our affinity relationships, the number of orders we delivered in fiscal 2005 grew 36% compared to fiscal 2004.  During the fourth quarter of fiscal 2005, fulfillment costs and labor costs increased due to start-up issues associated with our new Configuration, Fulfillment and Delivery technology system that was initiated during the quarter.  We expect only minor start-up costs relating to this system to continue into the first quarter of fiscal 2006.

Also contributing to the increase in total selling, general and administrative expenses are costs associated with our reward plans, including the expensing of stock options, expenses associated with Performance Stock Units (PSU), and accrual of bonus and other cash reward payments.  During fiscal 2005, we recognized stock compensation expense, primarily associated with the PSUs and the expensing of previously issued stock options, of $886,900.

Occupancy costs have also increased due to rent and related costs associated with our sales, marketing and administrative offices.  Through May 2004, these occupancy obligations were reimbursed through insurance proceeds, and in June of fiscal 2005, we became solely responsible for these ongoing obligations.  This leased space was originally used as temporary space during the October 2002 disaster.  Following the disaster and during the subsequent rebuilding of our Global Logistics Center, we decided to continue using this facility. This rental expense increase was partially offset by rent expense savings related to a facility that was consolidated into our Global Logistics Center near the end of the third quarter of fiscal 2004, at which time we incurred a charge for the remaining lease payments for the consolidated facility, which run through March 2006.

Beginning in fiscal 2005, credit card and other banking and related fees were included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Statements of Income.  Credit card and other banking and related fees for fiscal 2004 and 2003 have been reclassified to selling, general and other administrative expenses to conform to the current year presentation. These fees increased $518,100 from fiscal 2004 to fiscal 2005, primarily due to higher credit card fees associated with the increase in consumer sales.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $1,227,000 and $999,000 for the years ended March 27, 2005 and March 28, 2004, respectively.

Interest, net.  Net interest expense for fiscal 2005 was flat as compared with fiscal 2004 as we only took minor draws on our revolving line of credit in each year.  Interest expense on our other debt instruments had only minor variances from year to year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in fiscal 2005 and 2004 were 38.9% and 39.8%, respectively. The effective tax rate for fiscal 2005 decreased due to minor changes in the relationship between non-deductible expenses and taxable income.  As a result of the factors discussed above driving growth in sales, gross profit and selling, general and administrative expenses, net income and diluted earnings per share for fiscal 2005 increased 110% and 114%, respectively, compared to fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Revenues.  Revenues increased by 29% in fiscal 2004 compared to fiscal 2003 driven by strong growth in sales of network infrastructure and mobile devices and accessories products. Total commercial sales grew 6% and consumer sales grew 109%.

In fiscal 2004, sales of mobile devices and accessories through our affinity consumer-direct sales channel represented 36% of our total revenues, but because a significant portion of these sales related to lower margin handset sales as described below, gross profit from this channel represented only 26% of our total gross profit.  The increase in mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, as well as growth in our commercial business. The significant increase in affinity consumer-direct revenues is attributed to increased volumes from our ongoing T-Mobile affinity relationship.  Handset and accessory revenues from this affinity relationship with T-Mobile collectively accounted for approximately 31% of total revenues in fiscal year 2004; however, gross profit generated through the T-Mobile relationship represented only 13% our total gross profit. Commercial revenues for mobile devices and accessories increased 10% over the prior year, due in part to enhanced merchandising and packaging programs and an increase in data product sales.

We believe that pent up demand for improved mobile phone coverage and new broadband technologies led to increased capital spending compared to the prior year, which resulted in an 18% increase in sales of our network infrastructure products.  We also believe that increased spending in homeland security and public safety at the federal, state and local levels have contributed to increased network infrastructure sales.

The 17% decline in installation, test and maintenance revenues in fiscal 2004 was primarily attributable to a significant decrease, driven by market conditions, in the selling prices of repair and replacement parts pursuant to our relationship with Nokia under which these materials were supplied to Nokia’s authorized service centers in the United States.

Gross Profit.  Gross profit increased by 9% in fiscal 2004 compared to fiscal 2003.  Gross profit margin decreased to 22.0% in fiscal 2004 from 26.0% in fiscal 2003.  Total commercial gross profits increased 3%, while consumer gross profits increased 30%.  Gross profit margin decreased to 24.9% from 25.9% in our network infrastructure segment and decreased to 26.7% from 27.5% in our installation, test and maintenance segment.  Generally, our gross margins by product within these segments have been sustained and these minor variations are related to sales mix within the segment product offerings.  Gross profit margin in our mobile devices and accessories segment decreased to 19.0% from 25.3%.  This decrease was wholly attributable to a decrease in gross profit margin for our consumer sales, and was partially offset by an increase in gross profit margin for our commercial sales.  The decrease in gross profit margin for our consumer sales was due to significantly increased volume of lower margin handset sales attributable to our affinity relationship with T-Mobile.  The minor increase in commercial gross profit margin was attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased 9% in fiscal 2004 compared to fiscal 2003. Due to the increase in revenues and productivity gains discussed below, total selling, general and administrative expenses decreased as a percentage of revenues to 20.8% in fiscal 2004, from 24.6% in fiscal 2003.

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

The increases in selling, general and administrative expenses were partially offset by the results of our productivity and profitability program, which was initiated at the beginning of the third quarter of fiscal 2004. This program was designed to improve profitability at then current revenue levels and to strengthen our foundation for future profitable growth, and included a restructuring of our organization, policies and processes, and a consolidation of facilities.  Selling, general and administrative expense savings were primarily a result of a people count reduction, due to the termination of 21 employees, facility consolidation, and other productivity improvements.

Also related to the productivity program, we recorded $2.3 million in restructuring charges during the third quarter of fiscal 2004.  This charge consisted of $164,000 in severance pay and other minor costs to implement the productivity and profitability program discussed above and a $2.1 million charge relating to the consolidation of our distribution facilities from three to two. The facility consolidation portion of the charge was based on then current assumptions, and represents exit costs, including asset write-offs, as well as the then present value of a continuing facility lease obligation.  Due to real estate market conditions and the short remaining lease term, we did not expect to be able to sub-lease the vacated facility for significant amounts, the term for which expires in March 2006.  Beginning in the fourth quarter of fiscal 2004, we realized selling, general and administrative expense savings of approximately $250,000 per quarter relating to this facility consolidation.  However, beginning in June of fiscal 2005, these savings were offset by additional rent expense discussed in the following paragraph. Although the present value of the continuing facility obligation has already been recognized as a restructuring charge, payment of the facility lease obligation continues to be paid monthly through March 2006, and has been and will continue to be funded from cash flow from operations, if available, or from our revolving credit facility.

Certain selling, general and administrative expenses were also affected by the October 12, 2002 disaster in which our primary office, distribution center and network operating center was flooded as a result of a malfunctioning public water main system. Depreciation expense increased slightly in fiscal 2004.  Most of the assets destroyed in the disaster were replaced toward the end of the third quarter of fiscal 2004 as our Global Logistics Center rebuild was completed.  This increased depreciation was partially offset by depreciation savings from assets destroyed in the disaster, which were written off and are no longer being depreciated.  Depreciation also increased due to the opening of our Reno, Nevada facility in June 2003. Also, as a result of the October 12, 2002 disaster, we relocated our sales, marketing and administrative offices to a subleased location near our Global Logistics Center.  Beginning in June of fiscal 2005, we began incurring approximately $500,000 per quarter in rent and related expenses associated with this leased facility, which is charged to operations.  The rent for this facility was funded by insurance proceeds through May 2004, and therefore was not included in selling, general and administrative expenses in fiscal 2004.

Also relating to the disaster, we recorded a benefit from insurance proceeds during fiscal 2004 of $3.1 million, representing the final settlement of insurance claims.  We recorded a benefit from insurance proceeds during fiscal 2003 of $1.2 million.  Each of these benefits resulted in increased operating income as reported in our Consolidated Statements of Income for the applicable periods.

Interest, net.  Net interest expense increased by 59% in fiscal 2004 compared to fiscal 2003. In fiscal 2003, approximately $150,000 of interest was capitalized relating to renovations performed at the Americas Sales and Logistics Center. Accordingly, interest increased in fiscal 2004, despite lower borrowings and interest rates.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in fiscal 2004 and 2003 were 39.8% and 38.5%, respectively. The effective tax rate for the fiscal year increased due to minor changes in the relationship between non-deductible expenses and taxable income.  As a results of the factors discussed above, net income and diluted earnings per share for fiscal 2004 decreased 5% and 3%, respectively, compared to fiscal 2003.

Liquidity and Capital Resources

Working capital increased to $41.0 million as of March 27, 2005, from $37.3 million as of March 28, 2004. Stockholders’ equity increased to $60.8 million as of March 27, 2005, from $56.3 million as of March 28, 2004.

We generated $4.3 million of net cash from operating activities in fiscal 2005 compared to $5.6 million in fiscal 2004.  In fiscal 2005, our cash flow from operations was driven largely by net income plus depreciation and amortization and a significant increase in trade accounts payable, partially offset by significant increases in both accounts receivable and product inventory.  The large increase in accounts payable is largely a result of increased inventory purchases.  These inventory purchases were necessary to support increased sales volumes and are related to all lines of business, but were primarily related to handsets and accessories in the consumer mobile devices and accessories business.  In most cases, we have negotiated open payment terms with our vendors and manufacturers. We negotiate the duration of these payment terms when establishing and/or renewing relationships with vendors and manufacturers and attempt to balance the payment terms with other factors such as pricing, availability of competitive products and anticipated demand.  The timing of payments related to past purchases and the amount of future inventory purchases will create periodic increases and decreases in the accounts payable balance.  Trade accounts receivable grew significantly in fiscal 2005 due to increased sales to our customers, many of whom maintain accounts with open terms.

Capital expenditures totaled $4.4 million in fiscal 2005, primarily related to investments in information technology, including our new Configuration, Fulfillment and Delivery technology system.  In fiscal 2004, capital expenditures totaled $5.0 million, comprised primarily of investments in information technology and the rebuilding of the Global Logistics Center.  Also in fiscal 2004, insurance proceeds related to property and equipment totaled $7.2 million.

We used $2.8 million of net cash from financing activities in fiscal 2005 compared to a net usage of $0.9 million in fiscal 2004. The increase in cash used is primarily related to increased purchases of our common stock pursuant to our stock buyback program.  Through the end of fiscal 2005, 366,903 shares of our outstanding common stock were purchased for $3,661,800 or an average price of $9.98 per share.  Of the total shares repurchased, 254,003 shares were repurchased in fiscal 2005 at an average price of $11.45 per share and 112,900 shares were repurchased in fiscal 2004 at an average price of $6.68 per share.  The Board of Directors has authorized the purchase of up to 450,000 shares, leaving 83,097 shares still available for repurchase at fiscal year end 2005 under the program.  We expect to fund any future purchases from working capital and/or our revolving credit facility.

Effective September 30, 2003, we established a $30 million revolving line of credit facility with Wachovia Bank, National Association and SunTrust Bank, replacing our previously existing $30 million revolving credit facility with another lender. This facility currently expires in September 2007, is unsecured and interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.5% to 2.0%.  The facility is subject to a borrowing base based on levels of trade accounts receivable and inventory, and is also subject to certain financial covenants, conditions and representations.  We were in compliance with these covenants at March 27, 2005.  There was no outstanding balance on our revolving line of credit facility at March 27, 2005, and we only took minimal draws throughout fiscal 2005.

Effective June 30, 2004, we refinanced our previously existing term loan with a bank.  The new term loan in the original principal amount of $4,500,000 is with Wachovia Bank, National Association and SunTrust Bank and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is subject to generally the same financial covenants as our revolving credit facility.  This loan had a balance of $4,350,000 at March 27, 2005.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility.

Unless we replace the lost T-Mobile business, the loss of T-Mobile as a customer will have a material adverse effect on our revenues, margins, profits and potentially cash flows. However, management has been and will continue to be diligently focused on redeploying resources to new opportunities and reducing expenses in an effort to lessen the impact of the loss of the T-Mobile business.  There can be no assurances about the extent to which we will be able to lessen the impact.  Regardless of the impact, we do not believe the scheduled termination of the T-Mobile relationship will cause any material impairment of our assets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our consolidated financial statements, which have been prepared in accordance U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

Because our sales transactions meet the conditions set forth in Statement of Financial Accounting Standard (SFAS) No. 48 “Revenue Recognition When Right of Return Exists,” we recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  These conditions require that 1) our price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay us, and such obligation is not contingent on their resale of the product, 3) the buyer’s obligation to us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated.  Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenue based upon the gross amounts earned and booked. However, we do have several smaller relationships where we are not the principal and we record revenue on a net fee basis, regardless of amounts billed (less than 1% of our total revenue). If applying this revenue recognition guidance resulted in recording revenue on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

Most of our sales arrangements do not contain multiple elements.  However, when we enter into arrangements that do contain multiple elements, we follow the guidance under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Therefore, at the inception of the arrangement, we determine if each deliverable under the arrangement represents a separate unit of accounting.  We do this by determining whether the delivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in our control (in cases where the arrangement includes a general right of return relative to the delivered item).  Currently, we have one significant multiple element arrangement, which includes product configuration and distribution, web development, and web hosting/maintenance activities.  All of the elements are delivered and billed based on output measures on a monthly basis.  Fees and the billings for these elements are structured in a manner that reflects performance on the contract in accordance with the output measures; therefore, we recognize revenues based on the billing provisions in the contract.

Inventories.  Inventories are stated at the lower of cost or market.  Cost is based on our first-in, first-out (FIFO) method.  Write-offs/write downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.  Inventory obsolescence reserves are maintained based on our estimates, historical experience and forecasted demand for our products.  A material change in these estimates could adversely impact our results from operations.

Allowance for Doubtful Accounts.  We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to its customer base.  Typical payments from commercial customers are due 30 days from the date of the invoice.  We charge-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.  Although we believe that the current allowance is sufficient to cover existing exposures, there can be no assurance against the deterioration of a major customer’s credit worthiness, or against defaults that are higher than what has been experienced historically. If our estimate of this allowance is understated, it could have an adverse impact on our results of operations.

Impairment of Long-Lived and Indefinite-Lived Assets.  Our Consolidated Balance Sheets include goodwill of approximately $2.5 million.  We periodically evaluate our goodwill, long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Based on our valuations of goodwill completed during the fiscal year, we determined that goodwill was not impaired. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets and other intangible assets is impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $2.5 million, which would have resulted in a charge to operations.

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

Stock-based Compensation.  Effective March 29, 2004, we adopted the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” using the modified prospective method, as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Accordingly, beginning in fiscal year 2005, we began recognizing stock compensation expense related to stock options and other equity instruments using fair-value methods.  No compensation expense related to the grant of stock options under our stock compensation plans was reflected in net income for any periods ended on or before March 28, 2004, except as noted in Note 2 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K, because we accounted for grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and all stock options granted in those periods had an exercise price equal to the market value of the underlying common stock on the date of grant.

Also under SFAS No. 123, we record compensation expense on our PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, we determine the periodic financial statement compensation expense based upon the stock price at the PSU grant date; our projections of future EPS performance over the performance cycle; and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change in future periods.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 27, 2005:

	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

Long-term debt	$5,363,300	$362,600	$797,500	$724,300	$3,478,900
Revolving credit facility	—	—	—	—	—
Operating lease–office	1,376,400	1,376,400	—	—	—
Operating lease–SDC	553,300	553,300	—	—	—
Other long-term liabilities	1,554,100	—	1,127,500	150,000	276,600
Purchase obligations	—	—	—	—	—
Total contractual cash obligations	$8,847,100	$2,292,300	$1,925,000	$874,300	$3,755,500

Other long-term liabilities include amounts owed under the deferred compensation plan and Supplemental Executive Retirement Plan.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods.  We had previously adopted the provisions of SFAS No. 123 on March 29, 2004 and accordingly, the adoption of SFAS No. 123R is not expected to have a material impact on our consolidated financial position or results of operations.  SFAS No. 123R is effective for us beginning in the second quarter of fiscal 2006.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Consolidated Balance Sheets

	March 27, 2005	March 28, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,880,800	$6,765,600
Trade accounts receivable, net of allowance for doubtful accounts of $1,196,400 and $1,071,600, respectively	60,907,400	47,124,600
Product inventory	60,832,600	40,987,100
Deferred tax asset	2,170,000	2,079,000
Prepaid expenses and other current assets	2,828,400	2,494,300
Total current assets	130,619,200	99,450,600

Property and Equipment, Net	26,193,000	25,944,700
Goodwill, Net	2,452,200	2,452,200
Other Long-Term Assets	1,292,800	1,281,200
Total assets	$160,557,200	$129,128,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$82,618,000	$55,250,000
Accrued expenses and other current liabilities	6,638,400	6,588,500
Revolving credit facility	—	—
Current portion of long-term debt	362,600	282,000
Total current liabilities	89,619,000	62,120,500

Deferred Tax Liability	3,561,300	3,419,100
Long-Term Debt, Net of Current Portion	5,000,700	5,354,700
Other Long-Term Liabilities	1,554,100	1,900,900
Total liabilities	99,735,100	72,795,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,885,481 shares issued and 4,211,168 shares outstanding as of March 27, 2005, and 4,850,419 shares issued and 4,430,109 shares outstanding as of March 28, 2004	48,900	48,500
Additional paid-in capital	23,578,600	22,250,200
Treasury stock, at cost, 674,313 shares as of March 27, 2005, and 420,310 at March 28, 2004	(7,454,400)	(4,547,000)
Retained earnings	44,649,000	38,581,800
Total stockholders’ equity	60,822,100	56,333,500
Total liabilities and stockholders’ equity	$160,557,200	$129,128,700

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Income

	Fiscal Years Ended
	March 27, 2005	March 28, 2004	March 30, 2003

Revenues	$513,027,300	$352,674,300	$273,913,400
Cost of goods sold	418,180,500	275,028,200	202,598,700
Gross profit	94,846,800	77,646,100	71,314,700
Selling, general and administrative expenses	84,747,400	73,444,300	67,462,900
Benefit from insurance proceeds	—	(3,054,000)	(1,212,500)
Restructuring charges	—	2,285,700	—

Income from operations	10,099,400	4,970,100	5,064,300

Interest, net	166,200	167,700	105,500

Income before provision for income taxes	9,933,200	4,802,400	4,958,800

Provision for income taxes	3,866,000	1,910,600	1,910,200

Net income	$6,067,200	$2,891,800	$3,048,600

Basic earnings per share	$1.41	$0.65	$0.68

Diluted earnings per share	$1.39	$0.65	$0.67

Basic weighted average shares outstanding	4,308,000	4,432,400	4,514,500

Diluted weighted average shares outstanding	4,373,900	4,469,000	4,525,600

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional	Treasury	Retained	Total Stockholders’
	Shares	Amount	Paid-in Capital	Stock	Earnings	Equity
Balance at March 31, 2002	4,508,485	$48,200	$21,910,400	$(3,792,600)	$32,641,400	$50,807,400
Net proceeds from issuance of stock	12,645	100	129,700	—	—	129,800
Net income	—	—	—	—	3,048,600	3,048,600
Balance at March 30, 2003	4,521,130	48,300	22,040,100	(3,792,600)	35,690,000	53,985,800
Net proceeds from issuance of stock	21,879	200	210,100	—	—	210,300
Treasury stock purchase	(112,900)	—	—	(754,400)	—	(754,400)
Net income	—	—	—	—	2,891,800	2,891,800
Balance at March 28, 2004	4,430,109	48,500	22,250,200	(4,547,000)	38,581,800	56,333,500
Net proceeds from issuance of stock	35,062	400	421,400	—	—	421,800
Treasury stock purchase	(254,003)	—	—	(2,907,400)	—	(2,907,400)
Non-cash stock compensation expense	—	—	907,000	—	—	907,000
Net income	—	—	—	—	6,067,200	6,067,200
Balance at March 27, 2005	4,211,168	$48,900	$23,578,600	$(7,454,400)	$44,649,000	$60,822,100

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 27, 2005	March 28, 2004	March 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,067,200	$2,891,800	$3,048,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,192,500	4,132,100	3,984,900
Non-cash restructuring charges	—	2,023,400	—
Deferred income taxes and other	539,800	932,000	552,100
Increase in trade accounts receivable	(13,782,800)	(14,908,600)	(4,104,600)
(Increase) decrease in product inventory	(19,845,500)	(14,347,400)	11,840,800
(Increase) decrease in prepaid expenses and other current assets	(334,100)	243,300	(3,600,600)
Increase (decrease) in trade accounts payable	27,368,000	27,775,800	(1,134,400)
Increase (decrease) in accrued expenses and other current liabilities	49,900	(3,189,300)	2,584,300
Net cash provided by operating activities	4,255,000	5,553,100	13,171,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,380,800)	(5,032,300)	(7,990,400)
Insurance proceeds relating to property and equipment	—	7,185,800	—
Net cash (used in) provided by investing activities	(4,380,800)	2,153,500	(7,990,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facility	—	—	(5,408,000)
Payments on long-term debt	(273,400)	(396,900)	(407,600)
Net proceeds from issuance of stock	421,800	210,300	129,800
Purchase of treasury stock	(2,907,400)	(754,400)	—
Net cash used in financing activities	(2,759,000)	(941,000)	(5,685,800)

Net (decrease) increase in cash and cash equivalents	(2,884,800)	6,765,600	(505,100)

CASH AND CASH EQUIVALENTS, beginning of period	6,765,600	—	505,100

CASH AND CASH EQUIVALENTS, end of period	$3,880,800	$6,765,600	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless, mobile, fixed and in-building systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology.  Approximately 98% of the Company’s sales are made to customers in the United States.  The Company takes orders in several ways, including phone, fax, online and through electronic data interchange.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company’s fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company’s natural weekly accounting and business cycle. The fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003 contained 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its customer base.  Typical payments from commercial customers are due 30 days from the date of the invoice.  Sales made to consumers are primarily made through credit card transactions.  The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives

Information technology equipment and software	1-5 years
Configuration, Fulfillment and Delivery technology system	7 years
Furniture, equipment and tooling	5-10 years
Building and improvements	10-40 years

The Configuration, Fulfillment and Delivery (CFD) technology system, which was implemented during fiscal 2005, is a major automated materials-handling system that is integrated with the Company’s product planning and procurement system.  The Company believes this CFD system has an estimated useful life that is longer than its other software assets and thus is depreciating the system over a seven-year life.  Depreciation of property and equipment was $4,132,500, $4,072,100 and $3,919,300 for fiscal years 2005, 2004 and 2003, respectively (see Note 3).

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (see Note 4).

Revenue Recognition

The Company records revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. The Company’s revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order.  The Company records revenue when product is shipped to the customer and all shipments are made using FOB shipping terms.  Prices are always fixed at the time of sale.  Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale.  The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectibilty is reasonably assured.

Because the Company’s sales transactions meet the conditions set forth in Statement of Financial Accounting Standard (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” it recognizes revenues from sales transactions containing sales returns provisions at the time of the sale.  These conditions require that 1) price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay, and is not contingent on their resale of the product, 3) the buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from the Company, 5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated.  Because the Company’s normal terms and conditions of sale are consistent with conditions 1-5 above, and the Company is able to perform condition 6, it makes a reasonable estimate of product returns in sales transactions and accrues a sales return reserve based on this estimate.

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has responsibility for supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed.  Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.  Based on a review of the factors above, in the majority of the Company’s sales relationships, it has concluded that it is the principal in the transaction and records revenue based upon the gross amounts earned and booked. However, the Company has several smaller relationships where it is not the principal and records revenue on a net fee basis, regardless of amounts billed (less than 1% of total revenue). If applying this revenue recognition guidance resulted in recording revenue on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Most of the Company’s sales arrangements do not contain multiple elements.  However, when the Company enters into arrangements that do contain multiple elements, it follows the guidance under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Therefore, at the inception of the arrangement, the Company determines if each deliverable under the arrangement represents a separate unit of accounting.  The Company does this by determining whether the delivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in the Company’s control (in cases where the arrangement includes a general right of return relative to the delivered item).  Currently, the Company has one significant multiple element arrangement, which includes product configuration and distribution, web development, and web hosting/maintenance activities.  All of the elements are delivered and billed based on output measures on a monthly basis.  Fees and the billings for these elements are structured in a manner that reflects performance on the contract in accordance with the output measures; therefore, it recognizes revenues based on the billing provisions in the contract.

Other than subscriber accessory sales relating to the Company’s private brand, Wireless Solutions®, TESSCO offers no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale.  Warranty expense was immaterial for the fiscal years 2005, 2004 and 2003.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $20,445,600, $14,454,900 and $11,782,400 for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, respectively.

Stock Compensation Awards Granted to Team Members

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement was effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.  Prior to fiscal 2005, as permitted by SFAS No. 148 and SFAS No. 123, the Company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense, except as noted below, had been recognized for the Company’s stock options prior to fiscal 2005, because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

Effective March 29, 2004, the Company elected to adopt the fair value provisions of SFAS No. 123 using the modified prospective method in accordance with SFAS No. 148.  Accordingly, beginning in fiscal 2005, the Company began expensing stock options and other equity compensation instruments using fair value methods.  Stock-based employee compensation expense recognized in fiscal 2005 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after March 26, 1995. Results for prior periods have not been restated.

Prior to March 29, 2004, the Company had annually reported pro-forma net income and earnings per share information in accordance with SFAS No. 123; that is, as if it had accounted for stock options using the fair value method prescribed by SFAS No. 123.  In accordance with SFAS No. 123, the fair value of the Company’s stock options is determined using the Black-Scholes option-pricing model, based upon facts and assumptions existing at the date of grant.  The value of each option at the date of grant is amortized as compensation expense over the option vesting period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. This model, and other option pricing models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Company’s options are not traded and have certain vesting restrictions.  The use of different models could result in differences in the amounts and timing of expense.

On April 28, 2003, the Company’s Board of Directors authorized the Company to proceed with a stock option repurchase program. The repurchase program was completed on June 5, 2003, at which time options for 743,545 shares were repurchased and cancelled.  This program resulted in compensation expense and cash paid of approximately $510,000 ($312,000, net of tax), which is included in selling, general and administrative expenses in the Company’s Consolidated Statement of Income for fiscal year 2004. The amount paid for these options was determined on the basis of a discounted Black-Scholes calculation, using then current input assumptions.

As required by SFAS No. 123, the estimated fair value of each option, as determined as of the date of grant, is amortized as compensation expense over the option-vesting period, provided the option remains outstanding.  However, when an option is repurchased, it is no longer outstanding and the then unamortized portion of its value, as had been determined at the grant date, is recognized as compensation expense at the date of repurchase for SFAS No. 123 pro forma purposes.  Accordingly, although the amount actually paid by the Company for the repurchased options on the basis of a discounted current Black-Scholes calculation was $510,000 ($312,000 net of tax), the unamortized compensation expense of these same options, based on the Black-Scholes calculation fixed at the date of grant, was approximately $1.6 million.  Under SFAS No. 123, the latter amount was recognized as expense for pro forma disclosure purposes in fiscal 2004.

In April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the recipient to earn one share of TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares are issued and vest over a specified period of time determined at the time of the grant. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle, at levels necessary to grow shareowner value, and for PSUs based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual or cumulative threshold targets, no shares are issued. Under SFAS No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.

In April 2004, the Company’s Board of Directors granted 600,000 PSU awards.  During fiscal year 2005, additional grants of 23,750 PSUs were made, and a total of 43,000 PSUs were cancelled as a result of participants whose employment with the Company terminated.  The shares underlying these cancelled PSUs were added back to the available pool of shares under the 1994 Plan, and became available for future awards.  Accordingly, a total of 580,750 PSUs for an equivalent number of shares, were outstanding at March 27, 2005.  An aggregate of 193,583 shares or 33% of the shares covered by the PSUs outstanding at fiscal year end could have been earned in fiscal 2005.  Based on fiscal 2005 performance results, a total of 137,518 shares of the Company’s common stock were earned under these PSUs.  Of this amount, 25%, or 34,380 shares were immediately vested and delivered to the participants in May 2005.  The remaining 75%, or 103,138 shares, will be delivered to the recipients in equal installments on or about May 1 of each of the following three years, provided that the respective participants remain employed by or associated with the Company on each such date.  As of March 28, 2005, in addition to the 137,518 shares earned in fiscal 2005, a maximum of 443,232 shares remained available to be earned over the next two fiscal years, provided that the cumulative earnings per share performance of the Company over the next two fiscal years reaches or exceeds the highest performance targets and all current participants meet all applicable individual performance goals and remain employed by or associated with the Company through May 2008.  This maximum number of shares remaining available to be earned includes 56,065 shares, which could have been but were not earned in fiscal 2005 because not all targets were fully satisfied.  However, these shares could still be earned over the next two fiscal years, to the extent which cumulative earnings per share and individual performance targets are met.

During fiscal 2005, the Company recognized stock compensation expense, primarily associated with the PSUs and stock options, of $886,900, which is included as selling, general and administrative expense in the Consolidated Statements of Income.

On May 2, 2005, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals, providing them with the opportunity to earn up to 116,875 additional shares of the Company’s common stock depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in only fiscal 2006.  These PSUs will be in substantially the form of the those PSUs discussed above, but these PSUs have only one measurement year (rather than three), with any shares earned at the end of fiscal year 2006 to vest 33.3% on or about May 1, 2006 and 33.3% on or about May 1 of each of the following two years, provided that the participant remains employed by or associated with the Company on each such date.

Also on May 2, 2005, the Compensation Committee granted 13,333 PSUs to a participant in substantially the form of those PSUs granted in April 2004, including the same earnings per share targets, with the exception that these PSUs will have two measurement periods, fiscal 2006 and fiscal 2007.

Prior to fiscal year 2005, had the Company determined compensation expense based on the fair value at the grant date for its stock options consistent with the method set forth under SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts for fiscal years 2004 and 2003 as follows:

(In thousands)	2004	2003

Net income, as reported	$2,892	$3,049
Stock compensation expense included in net income, net of tax	330	—
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	(1,625)	—
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(325)	(1,390)
Pro-forma income	$1,272	$1,659

Basic earnings per share, as reported	$0.65	$0.68
Pro-forma basic earnings per share	0.29	0.37

Diluted earnings per share, as reported	$0.65	$0.67
Pro-forma diluted earnings per share	0.28	0.37

During fiscal 2005, the Company issued 35,062 shares of common stock related to stock option exercises, 401(k) Plan matches and sales to employees under the Team Member Stock Purchase Plan.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods.  The Company had previously adopted the provisions of SFAS No. 123 on March 29, 2004 and accordingly, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  SFAS No. 123R is effective for the Company beginning in the second quarter of fiscal 2006 (also see Note 16 for additional discussion regarding SFAS No. 123).

Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform with the current year presentation.

Beginning in fiscal 2005, credit card and other banking and related fees are included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Statements of Income.  Credit card and other banking and related fees for fiscal 2004 and 2003 in the amount of $1,837,900 and $1,198,100, respectively, have been reclassified to selling, general and other administrative expenses to conform to the current year presentation.

The Company reclassified approximately $7.2 million in its Consolidated Statement of Cash Flows for the year ended March 28, 2004 from a cash flow from operations to a cash flow from investing activities.  This amount represents insurance proceeds related to property and equipment.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States.  Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2005	2004

Land	$4,803,200	$4,803,200
Building and improvements	14,143,100	13,884,500
Information technology equipment and software	19,763,100	16,046,600
Equipment, furniture and tooling	4,244,600	3,920,200
	42,954,000	38,654,500
Less accumulated depreciation and amortization	(16,761,000)	(12,709,800)
Property and equipment, net	$26,193,000	$25,944,700

Note 4. Goodwill and Other Intangible Assets

Other intangible assets are amortized using the straight-line method over 15 years.  Amortization expense relating to other intangible assets was $60,000, $60,000 and $65,600 for fiscal years 2005, 2004 and 2003, respectively.  Intangible assets, net of accumulated amortization, which are included in other long-term assets on the Consolidated Balance Sheets, totaled $69,000 and $129,000 as of March 27, 2005 and March 28, 2004, respectively.

In June 2001, the FASB approved SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets. SFAS No. 142 also establishes a new method of testing goodwill and intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The adoption of SFAS No. 142 resulted in discontinuation of amortization of goodwill commencing April 1, 2002; however, the Company has tested goodwill and intangible assets for impairment under the new standard during fiscal years 2005, 2004 and 2003.  The Company performed its transitional impairment test as of April 1, 2002.  The Company performs its annual impairment test on the first day of its fourth quarter.  As a result of these impairment tests, no impairment of goodwill and intangible assets was recognized in fiscal years 2005, 2004 and 2003.

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2005	2004

Payroll, benefits and taxes	$4,449,000	$3,675,700
Income and sales taxes	662,300	680,900
Disaster insurance reserve	—	465,900
Lease termination costs (see Note 11)	553,300	526,100
Other	973,800	1,239,900
Accrued expenses and other current liabilities	$6,638,400	$6,588,500

Note 6. Borrowings Under Revolving Credit Facility

Effective September 30, 2003, the Company established a $30 million revolving line of credit facility with Wachovia Bank, National Association and SunTrust Bank, replacing its previously existing $30 million revolving credit facility with another lender.  This new facility has a term expiring September 2007 and is unsecured. Interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.5% to 2.0%.  At March 27, 2005 and March 28, 2004, the Company had no outstanding balances on its revolving credit facility.

The weighted average interest rate on borrowings under this and the Company’s prior revolving credit facility was 4.15%, 2.86% and 3.09% for fiscal years 2005, 2004 and 2003, respectively. Interest expense on this and the Company’s prior revolving credit facility for fiscal years 2005, 2004 and 2003 totaled $10,100, $400 and $28,900, respectively. Average borrowings under this and the Company’s prior credit facility totaled $244,200, $15,200 and $935,600 and maximum borrowings totaled $4,605,000, $1,256,000 and $4,362,000, for fiscal years 2005, 2004 and 2003, respectively.

The terms of the current and prior credit facilities each require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The new facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory.  The Company was in compliance with the terms of each facility, as applicable, during fiscal years 2005, 2004 and 2003.

Note 7. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank.  The new term loan in the original principal amount of $4,500,000 is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is generally subject to the same financial covenants as the Company’s revolving credit facility, which requires the Company to meet certain financial covenants and ratios and contains other limitations, including a restriction on dividend payments.  The balance of this note and the prior term loan at March 27, 2005 and March 28, 2004 was $4,350,000 and $4,520,800, respectively.  Interest expense under this note and the prior term loan was $151,900, $137,300 and $174,700 for fiscal years 2005, 2004 and 2003, respectively.

At March 27, 2005 and March 28, 2004, the Company had a note payable outstanding to Baltimore County, Maryland of $103,100 and $115,400, respectively.  The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, June 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $5,600, $5,800 and $6,500 for fiscal years 2005, 2004 and 2003, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 27, 2005 and March 28, 2004, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $910,200 and $1,000,500, respectively.  The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $28,700, $32,400 and $45,100 for fiscal years 2005, 2004 and 2003, respectively.  The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 27, 2005, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2006	$362,600
2007	441,300
2008	356,200
2009	360,100
2010	364,200
Thereafter	3,478,900
$5,363,300

Note 8. Commitments and Contingencies

Effective April 1, 2001, the Company entered into a lease, which expires in March 2006, for an additional 65,000 square feet of distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company ceased using this facility and consolidated the operations in this facility into its Global Logistics Center in the third quarter of fiscal 2004 (see Note 11).  Monthly rent of approximately $45,000 is due through March 2006.

Following the October 12, 2002 disaster (see Note 10), the Company relocated its sales, marketing and administrative offices to a subleased location near its Global Logistics Center.  The sublease for this space, the rent for which was paid by insurance proceeds, expired May 31, 2004; and the Company entered into a direct lease for this space for a term beginning June 1, 2004 and expiring May 31, 2007.  However, the Company can terminate the lease by giving twelve months written notice at any time after June 1, 2004.  The monthly rental fee ranges from $110,300 to $117,200 throughout the lease term.  Rent expense, net of minor sublease revenue, for fiscal years 2005, 2004 and 2003 totaled $1,089,900, $452,000, and $668,200, respectively.

As of March 27, 2005, the Company’s minimum future obligations under existing leases are as follows:

Fiscal year:
2006	$1,929,700

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 9. Business Segments

In April 2003, the Company reorganized its business and began regularly evaluating revenue, gross profit and inventory as three business segments.  Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs).  Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  Beginning in fiscal 2005, the Company began regularly reviewing results in three categories:  1) public carriers and network operators 2) self-maintained users (SMUs), governments and resellers and 3) consumers.  Commercial public carriers and network operators are systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.  Commercial SMUs, government and reseller customers include:

•                  SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. TESSCO holds three General Services Administration (GSA) contracts including IT Schedule 70 for state and local government agencies.

•                  Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

Consumers are customers buying through one of our affinity partner relationships or directly from our consumer website, YourWirelessSource.com. Segment information for fiscal years 2004 and 2003 have been reclassified for comparison purposes.

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Accounting policies for measuring segment gross profit and inventory are substantially consistent with those described in Note 2.  Product delivery revenue and certain minor cost of sales expenses have been allocated to each segment based on a percentage of revenues and gross profit to agree to financial statement revenue and gross profit.  The below segment information has been presented under the new segment organization.

Segment activity for the fiscal years 2005, 2004 and 2003 is as follows:

(In thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 27, 2005
Commercial Revenues:
Public Carriers and Network Operators	$49,545	$2,935	$23,090	$75,570
SMUs, Governments and Resellers	80,281	72,317	41,306	193,904
Total Commercial Revenue	129,826	75,252	64,396	269,474
Consumer Revenues	—	243,553	—	243,553
Total Revenue	$129,826	$318,805	$64,396	$513,027

Commercial Gross Profit:
Public Carriers and Network Operators	$11,607	$848	$5,503	$17,958
SMUs, Governments and Resellers	18,927	19,336	11,569	49,832
Total Commercial Gross Profit	30,534	20,184	17,072	67,790
Consumer Gross Profit	—	27,057	—	27,057
Total Gross Profit	$30,534	$47,241	$17,072	$94,847

Product Inventory	$17,070	$36,690	$7,073	$60,833

Year ended March 28, 2004
Commercial Revenues:
Public Carriers and Network Operators	$46,912	$4,094	$19,798	$70,804
SMUs, Governments and Resellers	67,694	54,699	31,904	154,297
Total Commercial Revenue	114,606	58,793	51,702	225,101
Consumer Revenues	—	127,573	—	127,573
Total Revenue	$114,606	$186,366	$51,702	$352,674

Commercial Gross Profit:
Public Carriers and Network Operators	$11,503	$949	$5,053	$17,505
SMUs, Governments and Resellers	17,005	14,015	8,732	39,752
Total Commercial Gross Profit	28,508	14,964	13,785	57,257
Consumer Gross Profit	—	20,389	—	20,389
Total Gross Profit	$28,508	$35,353	$13,785	$77,646

Product Inventory	$16,093	$19,549	$5,345	$40,987

Year ended March 30, 2003
Commercial Revenues:
Public Carriers and Network Operators	$38,509	$5,225	$20,698	$64,432
SMUs, Governments and Resellers	58,982	48,087	41,272	148,341
Total Commercial Revenue	97,491	53,312	61,970	212,773
Consumer Revenues	—	61,140	—	61,140
Total Revenue	$97,491	$114,452	$61,970	$273,913

Commercial Gross Profit:
Public Carriers and Network Operators	$9,939	$1,026	$5,456	$16,421
SMUs, Governments and Resellers	15,350	12,305	11,593	39,248
Total Commercial Gross Profit	25,289	13,331	17,049	55,669
Consumer Gross Profit	—	15,646	—	15,646
Total Gross Profit	$25,289	$28,977	$17,049	$71,315

Product Inventory	$12,191	$9,506	$4,943	$26,640

Note 10. Benefit from Insurance Proceeds

On October 12, 2002, the Company’s primary office, distribution center and network operating center was flooded as a result of a malfunctioning public water main system.  In August 2003, the Company reached a final settlement with its insurance carrier.  This final settlement closed all claims, including extra expenses required for recovery, building, information technology equipment, business personal property rebuild and/or replacement, and business interruption.

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

Note 11. Restructuring Charges

On October 21, 2003, the Company announced a major program designed to improve profitability at current revenue levels and to strengthen the foundation for future profitable growth.  The cost of this program, which primarily consisted of termination charges, was $164,000 and was expensed and paid in the third quarter of fiscal 2004.  There were 21 employees terminated as a result of this program.  Also during the quarter, the Company consolidated its distribution operations from three facilities to two.  Consolidation charges of $2.1 million, which were based on current assumptions, represent exit costs, including asset write-offs of $823,000, and the present value of the continuing lease obligation associated with the vacated facility.  Due to current real estate market conditions and the short remaining lease term, the Company does not expect to be able to sub-lease this facility for material amounts. These profitability program costs and facility consolidation charges, which total $2.3 million in the aggregate, are included as restructuring charges on the Company’s Consolidated Statement of Income for the year ended March 28, 2004.  No restructuring charges were incurred during fiscal 2005.  The Company has recorded a $553,300 and $1.1 million liability on its Consolidated Balance Sheets at March 27, 2005 and March 28, 2004, respectively, representing the current present value of continuing lease obligations related to this vacated facility.  This liability decreases as payments are made on this lease.

Note 12. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program, authorizing the purchase of up to 450,000 shares of its outstanding common stock. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  As of March 27, 2005, the Company had purchased 366,903 shares for $3,661,800, or an average of $9.98 per share.  Of the total shares repurchased, 254,003 shares were repurchased in fiscal 2005 at an average price of $11.45 per share and 112,900 shares were repurchased in fiscal 2004 at an average price of $6.68 per share.

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2005		2004		2003

Statutory federal rate	34.	0%	34.	0%	34.	0%
State taxes, net of federal benefit	2.	3	2.	8	2.	5
Nondeductible expenses	1.	5	1.	6	3.	2
Other	1.	1	1.	4	(1.	2)
Effective rate	38.	9%	39.	8%	38.	5%

The provision for income taxes was comprised of the following:

		2005	2004	2003

Federal:	Current	$3,451,000	$1,405,700	$1,281,100
	Deferred	362,200	320,400	471,400
State:	Current	102,500	146,800	95,600
	Deferred	(49,700)	37,700	62,100
Provision for income taxes		$3,866,000	$1,910,600	$1,910,200

Total deferred tax assets and deferred tax liabilities as of March 27, 2005 and March 28, 2004, and the sources of the differences between financial accounting and tax bases of the Company’s assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2005	2004
Deferred tax assets:
Accrued expenses and reserves	$2,124,800	$2,037,200
Other assets	45,200	41,800
	$2,170,000	$2,079,000
Deferred tax liabilities:
Depreciation	$2,627,100	$2,600,200
Other assets	934,200	818,900
	$3,561,300	$3,419,100

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees.  Contributions to the plan can be made by employees, and the Company may make matching contributions at its discretion.  Expense related to this matching contribution was $235,900, $135,800 and $155,000 during fiscal years 2005, 2004 and 2003, respectively. As of March 27, 2005, plan assets included 40,249 shares of common stock of the Company.

The Company maintains a nonqualified deferred compensation plan that covers directors and certain management personnel as determined by the Board of Directors’ appointed Benefit Plans Committee.  Effective January 1, 2005, the Company no longer offers a nonqualified deferred compensation plan.  The plan was closed to all new contributions and balances in the old plan exist under the prior plan structure.  All plan assets are held in an irrevocable Rabbi trust.  These assets and the related liabilities are included in other long-term assets and other long-term liabilities, respectively, in the Company’s Consolidated Balance Sheets.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., chairman, president and CEO of the Company.  This plan is funded through a life insurance policy for which the Company is the sole beneficiary.  The cash surrender value of the life insurance policy and the net present value of the benefit obligation are included in other long-term assets and other long-term liabilities in the Company’s Consolidated Balance Sheets.

Note 15. Earnings Per Share

The dilutive effect of all options outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2005	2004	2003

Basic weighted average shares outstanding	4,308,000	4,432,400	4,514,500
Effect of dilutive common equivalent shares	65,900	36,600	11,100
Diluted weighted average shares outstanding	4,373,900	4,469,000	4,525,600

Of the 257,875 options to purchase shares of common stock outstanding at March 27, 2005, options to purchase 54,375 shares of common stock at a weighted average exercise price of $20.69 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 16. Stock-Based Compensation

The Company has two stock incentive plans, the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). The 1984 Plan and the 1994 Plan allow for the grant of awards in respect of an aggregate of 401,250 and 1,172,500 shares of the Company’s common stock, respectively. As of March 27, 2005, no shares were available for issue in respect of additional awards under the 1984 Plan and 204,570 shares were available for issue in respect of additional awards under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards, but no additional awards can be made under the 1994 Plan after July 22, 2009, without stockholder approval of an extension of the plan term.  Options and Performance Stock Unit Awards (see Note 2) have been granted as awards under the 1994 Plan.

In addition to options and other performance-based awards outstanding under the 1984 Plan and the 1994 Plan, nonplan options to purchase an aggregate of 293,888 shares of the Company’s common stock have been granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors and of these nonplan options, 15,000 remain outstanding at March 27, 2005. Transactions involving options are summarized as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	504,375	$12.74	1,273,000	$18.38	1,266,300	$18.92
Granted	—		15,000	6.62	70,000	11.08
Exercised	(24,500)	12.19	—	—	—	—
Cancelled	(222,000)	12.02	(783,625)	21.79	(63,300)	21.11
Outstanding, end of year	257,875	$13.41	504,375	$12.74	1,273,000	$18.38
Exercisable, end of year	162,675		295,075		770,700

Cancelled options in fiscal 2004 include those options repurchased and cancelled under the Company’s stock option repurchase program completed in fiscal 2004 (see Note 2).

Information about stock options outstanding and exercisable as of March 27, 2005 is as follows:

Range of Exercise Price	Outstanding Shares	Outstanding Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Exercisable Shares	Exercisable Weighted Average Exercise Price
$0.00-15.00	203,500	4.18	$11.45	112,300	$11.88
15.01-25.00	53,375	2.47	20.42	49,375	20.65
25.01-35.00	1,000	1.43	35.00	1,000	35.00
$0.00-35.00	257,875	3.82	$13.41	162,675	$14.68

During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 200,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period and the market price on the last day of that same six-month period. The Company’s expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123, which totaled approximately $15,000 in fiscal 2005. During fiscal 2005 and 2004, 4,788 and 12,950 shares, respectively, were sold to employees under this plan. The weighted average market value of the shares sold in fiscal 2005 and 2004 was $9.58 and $7.65, respectively.

Note 17. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities and the note payable to a bank, which bears interest at variable rates, approximate their fair value as of March 27, 2005 and March 28, 2004.

Fair value of long-term debt, calculated using current interest rates and future principal payments, excluding the note payable to a bank, as of March 27, 2005 and March 28, 2004 is as follows:

	2005	2004

Note payable to Baltimore County, Maryland	$103,900	$122,200
Note payable to the Maryland Economic Development Corporation	882,400	1,060,100
	$986,300	$1,182,300

Note 18. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2005, 2004 and 2003 totaled $178,300, $177,700 and $440,200, respectively. Cash paid for income taxes, net of refunds, for fiscal years 2005, 2004 and 2003 totaled $3,159,600, $2,282,600 and $2,984,700, respectively.

Note 19. Concentration of Risk

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2005, 2004 and 2003, sales of products purchased from the Company’s top ten vendors accounted for 60%, 40% and 42% of total revenues, respectively, with sales of products purchased from the Company’s largest vendor, T-Mobile, which consist primarily of handset sales, accounted for approximately 41%, 29% and 12% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2005, 2004 and 2003, sales of products to the Company’s top ten customer relationships accounted for 53%, 41% and 31% of total revenues, respectively, with sales to the Company’s largest customer relationship, T-Mobile, accounted for approximately 44%, 31% and 20% of total revenues, respectively.  Sales under the T-Mobile customer relationship include handsets purchased from T-Mobile, phone accessories purchased from third-party vendors, and other supply chain service billings.

At March 27, 2005, the T-Mobile, accounted for 46% of the Company’s outstanding accounts receivable and 65% of the Company’s total accounts payable balance.  Under the terms of the affinity relationship with T-Mobile, the Company has the right to offset outstanding accounts receivable with outstanding accounts payable.

T-Mobile is planning to transition the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider.  In October 2004, the Company reached agreement with T-Mobile to continue providing its system through July 2005.  In April 2005, this agreement was amended and now runs through August 2005.  Upon completion of this transition, revenues from this affinity relationship will cease.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 27, 2005 and March 28, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 27, 2005.  Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended March 27, 2005.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 27, 2005 and March 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 27, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Baltimore, Maryland
April 21, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.       Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Acting Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system is effective.  There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information with respect to the identity and business experience of the directors of the Company and their remuneration is incorporated by reference to the information set forth in the section captioned “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon (the “Proxy Statement”). The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated by reference to the information set forth in the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated by reference to the section captioned “Code of Ethics” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Management and Principal Stockholders” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 13. Certain Relationships and Related Transactions.

The information required by this item, if any, is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 14.       Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  The following documents are filed as part of this report:

1.               The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 27, 2005 and March 28, 2004

Consolidated Statements of Income for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003

Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

3.2.1	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.2.2	First Amendment to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.1.1	Employment Agreement dated March 31, 1994 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.1.2

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

10.4.1

Stock Option by and between the Registrant and Robert B. Barnhill, Jr. dated September 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).

10.5.1	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.6.1	1994 Stock and Incentive Plan, as amended (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
10.6.2	Amendment No. 1 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.3	Amendment No. 2 to 1994 Stock and Incentive Plan (incorporated by reference to Appendix No. 1 to the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.4	Amendment No. 3 to 1994 Stock and Incentive Plan (incorporated by reference to Proposal No. 3 as included in the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.6.5

Amendment No. 4 to 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2000).

10.7.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company’s Definitive Proxy Statement filed with the Commission on July 15, 1999).
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

10.8.2

First Modification Agreement made as of February 28, 2005, by and among (a) TESSCO Technologies Incorporated, Cartwright Communications Company, TESSCO Service Solutions, Inc. TESSCO Incorporated, Wireless Solutions Incorporated and TESSCO Business Services, LLC, (b) the lenders who are or who may become a party to the First Modification Agreement, (c) Wachovia Bank, National Association, and (d) SunTrust Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2005).

10.9.1

Stock Compensation Plan for Chief Executive Officer dated January 15, 1996 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 1996).

10.10.1

Lease Agreement between TESSCO Inc. and Merritt/Bavar-Va, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000).

10.11.1

Sublease Agreement dated November 21, 2002 by and between TESSCO Technologies Incorporated and Deutsche Bank Securities Inc., for space located at 375 West Padonia Road, Timonium, Maryland, without exhibits (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002).

10.12.1

Agreement of Lease By and Between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003)

10.13.1

TESSCO Technologies Incorporated Performance Share Unit Agreement – Officer and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).

10.13.2

TESSCO Technologies Incorporated Performance Share Unit Agreement – Non-employee Director (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).

10.14.1

TESSCO Technologies Incorporated Amended and Restated 1994 Stock and Incentive Plan (incorporated by reference to Exhibit 4.1.1 to The Company’s Registration Statement on Form S-8 File No. 333-118177 filed with the United States Securities and Exchange Commission on August 12, 2004).

10.15.1

Credit Agreement dated June 30, 2004, by and among the Registrant and affiliates, and Wachovia Bank, National Association, SunTrust Bank and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10.15.2

Term Note of Registrant and affiliates dated June 30, 2004, payable to Wachovia Bank, N.A. and SunTrust Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10.15.3

Guaranty Agreement dated June 30, 2004, of TESSCO Incorporated, to and for the benefit of Wachovia Bank, N.A., as agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).

11.1.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1.1	Subsidiaries of the Registrant (filed herewith).
23.1.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Acting Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Acting Chief Financial Officer (filed herewith).

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2005	2004	2003
Allowance for doubtful accounts:
Balance, beginning of period	$1,071,600	$694,100	$722,000
Provision for bad debts	1,227,000	999,000	616,100
Write-offs and other adjustments	(1,102,200)	(621,500)	(644,000)
Balance, end of period	$1,196,400	$1,071,600	$694,100

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President June 16, 2005

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	June 16, 2005
Robert B. Barnhill, Jr.
/s/ David M. Young	Vice President, Acting Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 16, 2005
David M. Young

/s/ John D. Beletic	Director	June 16, 2005
John D. Beletic

/s/ Jerome C. Eppler	Director	June 16, 2005
Jerome C. Eppler

/s/ Susan D. Goodman	Director	June 16, 2005
Susan D. Goodman

/s/ Benn R. Konsynski	Director	June 16, 2005
Benn R. Konsynski

/s/ Daniel Okrent	Director	June 16, 2005
Daniel Okrent

/s/ Dennis J. Shaughnessy	Director	June 16, 2005
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 16, 2005
Morton F. Zifferer