Form 10-Q
period 2005-06-26
TESSCO TECHNOLOGIES INC
filed 2005-08-10
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 4, 2005 was 4,242,088.

TESSCO Technologies Incorporated

Part I.  Financial Information

Item 1.  Financial Statements

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 26, 2005	March 27, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$3,880,800
Trade accounts receivable, net	56,366,300	60,907,400
Product inventory	55,056,900	60,832,600
Deferred tax asset	2,170,000	2,170,000
Prepaid expenses and other current assets	2,309,600	2,828,400
Total current assets	115,902,800	130,619,200

Property and equipment, net	25,635,000	26,193,000
Goodwill	2,452,200	2,452,200
Other long-term assets	1,185,100	1,292,800
Total assets	$145,175,100	$160,557,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$66,256,000	$82,618,000
Accrued expenses and other current liabilities	6,373,700	6,638,400
Revolving credit facility	—	—
Current portion of long-term debt	363,700	362,600
Total current liabilities	72,993,400	89,619,000

Deferred tax liability	3,561,300	3,561,300
Long-term debt, net of current portion	4,909,400	5,000,700
Other long-term liabilities	1,412,000	1,554,100
Total liabilities	82,876,100	99,735,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	48,900	48,900
Additional paid-in capital	23,820,700	23,578,600
Treasury stock, at cost	(7,454,400)	(7,454,400)
Retained earnings	45,883,800	44,649,000
Total stockholders’ equity	62,299,000	60,822,100
Total liabilities and stockholders’ equity	$145,175,100	$160,557,200

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Income

	Fiscal Quarters Ended
	June 26, 2005	June 27, 2004
	(unaudited)	(unaudited)

Revenues	$148,323,300	$110,605,000
Cost of goods sold	122,301,200	88,215,600

Gross profit	26,022,100	22,389,400

Selling, general and administrative expenses	23,959,800	19,989,100

Income from operations	2,062,300	2,400,300

Interest, net	38,000	34,600

Income before provision for income taxes	2,024,300	2,365,700

Provision for income taxes	789,500	922,600

Net income	$1,234,800	$1,443,100

Basic earnings per share	$0.29	$0.33

Diluted earnings per share	$0.29	$0.32

Basic weighted average shares outstanding	4,236,700	4,435,000

Diluted weighted average shares outstanding	4,277,000	4,544,600

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Fiscal Quarters Ended
	June 26, 2005	June 27, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,234,800	$1,443,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,193,800	1,027,000
Deferred taxes and other non-cash items	171,500	372,500
Decrease in trade accounts receivable	4,541,100	7,247,500
Decrease in product inventory	5,775,700	3,625,900
Decrease in prepaid expenses and other current assets	518,800	39,200
Decrease in trade accounts payable	(16,362,000)	(12,217,700)
Decrease in accrued expenses and other current liabilities	(264,700)	(1,434,500)
Net cash (used in) provided by operating activities	(3,191,000)	103,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(620,800)	(691,000)
Net cash used in investing activities	(620,800)	(691,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(90,200)	(69,000)
Net proceeds from issuance of stock	21,200	250,500
Net cash (used in) provided by financing activities	(69,000)	181,500

Net decrease in cash and cash equivalents	(3,880,800)	(406,500)

CASH AND CASH EQUIVALENTS, beginning of period	3,880,800	6,765,600

CASH AND CASH EQUIVALENTS, end of period	$—	$6,359,100

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

June 26, 2005

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

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 27, 2005.

Note 2.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods.  Under the provisions of SFAS No. 123R, the amount of tax benefit relating to stock compensation included in operating cash flows for the period prior to the effective date will be reported in financing cash flows once the statement becomes effective.  The Company had previously adopted the provisions of SFAS No. 123 on March 29, 2004 and accordingly, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  SFAS No. 123R is effective for the Company beginning in fiscal 2007.  SFAS No. 123R allows for either prospective or retrospective recognition of compensation expense.  The Company anticipates adopting the standard using the prospective method.

Further, in March 2005, the SEC issued Staff Accounting Bulleting (SAB) No. 107 regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No.

123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of the SFAS No. 123R.  (See Note 3 for additional discussion regarding SFAS No. 123.)

Note 3.  Stock Awards Granted to Employees and Stock Option Repurchase Program

Effective, March 29, 2004, the Company elected to adopt the fair value provisions of SFAS No. 123 using the modified prospective method in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.”  Accordingly, beginning in fiscal 2005, the Company began expensing stock options and other equity compensation instruments using fair value methods.  Stock-based employee compensation cost recognized in fiscal 2005 and fiscal 2006 are the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995.

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

In April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the recipient to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares are issued and vest over a specified period of time determined at the time of the grant. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle, at levels necessary to grow shareowner value, and for PSUs based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual or cumulative threshold targets, no shares are issued. Under SFAS No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.

In April 2004, the Company’s Board of Directors granted 600,000 PSU awards, entitling the holders to receive up to an equivalent number of shares of common stock upon full satisfaction of all individual and company performance goals.  During fiscal year 2005, additional grants of 23,750 PSUs were made, and a total of 43,000 PSUs were cancelled as a result of participants whose employment with the Company terminated.  During the first quarter of fiscal 2006, an additional 79,356 PSUs were cancelled.  The shares underlying these cancelled PSUs were added back to the available pool of shares under the 1994 Plan, and became available for future awards.  An aggregate of 193,583 shares or 33% of the shares covered by the PSUs outstanding at fiscal year end could have been earned in fiscal 2005.  Based on fiscal 2005 performance results, a total of 137,518 shares of the Company’s common stock were earned under these PSUs.  Of this amount, 25%, or 34,380 shares were immediately vested and delivered to the participants in May 2005.  The remaining 75%, less shares earned but subsequently cancelled as a result of participants whose employment with the Company terminated, or 86,207 shares, will be delivered to the recipients in equal installments on or about May 1 of each of the following three years, provided that the respective participants remain employed by or associated with the Company on each such date.  As of June 26, 2005, in addition to the 137,518 shares earned in fiscal 2005, a maximum of 467,014 shares remained available to be earned over fiscal years 2006 and 2007, provided that the cumulative earnings per share performance of the Company over these two fiscal years reaches or exceeds the highest performance targets and all current participants meet all applicable individual performance goals and remain employed by or associated with the Company through May 2008.  This maximum number of shares remaining available to be earned includes 50,307 shares, which could have been, but were not earned in fiscal 2005 because not all targets were fully satisfied.  However, these shares could still be earned over fiscal years 2006 and 2007, to the extent which cumulative earnings per share and individual performance targets are met.

On May 2, 2005, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals, providing them with the opportunity to earn up to 116,875 additional shares of the Company’s common stock depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in only fiscal 2006.  These PSUs are in substantially the form of the those PSUs discussed above, but these PSUs have only one measurement year (rather than three), with any shares earned at the end of fiscal year 2006 to vest 33.3% on or about May 1, 2006 and on or about May 1 of each of the following two years, provided that the participant remains employed by or associated with the Company on each such date.

Also on May 2, 2005, the Compensation Committee granted 13,333 PSUs to a participant in substantially the form of those PSUs granted in April 2004, including the same earnings per share targets, with the exception that these PSUs have two measurement periods, fiscal 2006 and fiscal 2007.

During the first quarter of fiscal 2006 and 2005, the Company recognized stock compensation expense, primarily associated with the PSUs and stock options, of $220,870 and $483,600, respectively, which is included in selling, general and administrative expense in the unaudited Consolidated Statements of Income for those quarters.

During the first quarter of fiscal 2006, the Company issued an additional 1,800 shares of Company stock related to stock option exercises and 401(k) Plan matches.

Note 4.  Earnings Per Share

The dilutive effect of all outstanding options and PSUs has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended
	June 26, 2005	June 27, 2004

Basic weighted average common shares outstanding	4,236,700	4,435,000
Dilutive common shares outstanding	40,300	109,600
Diluted weighted average common shares outstanding	4,277,000	4,544,600

Options to purchase 253,500 shares of common stock at a weighted average exercise price of $13.41 per share were outstanding as of June 26, 2005.  Of these options, options to purchase 73,000 shares of common stock at a weighted average exercise price of $19.00 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 5.  Business Segments

The Company evaluates revenue, gross profit and inventory as three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include cellular telephones and other data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment.  Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  Beginning in fiscal 2005, the Company also began regularly reviewing results of operations in three customer categories:

•                  Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

•                  Self-Maintained Users, Governments and Resellers.  Self-maintained user (SMU) and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•                  Consumers. Consumers include customers that buy through any of our affinity partner relationships or directly from our consumer website, YourWirelessSource.com.

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

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended June 26, 2005
Commercial Revenues:
Public Carriers and Network Operators	$14,441	$659	$4,383	$19,483
SMUs, Governments and Resellers	20,512	22,743	10,992	54,247
Total Commercial Revenues	34,953	23,402	15,375	73,730
Consumer Revenues	—	74,593	—	74,593
Total Revenue	$34,953	$97,995	$15,375	$148,323

Commercial Gross Profit:
Public Carriers and Network Operators	$3,358	$185	$989	$4,532
SMUs, Governments and Resellers	4,949	5,868	3,606	14,423
Total Commercial Gross Profit	8,307	6,053	4,595	18,955
Consumer Gross Profit	—	7,067	—	7,067
Total Gross Profit	$8,307	$13,120	$4,595	$26,022

Product Inventory	$17,755	$24,422	$12,880	$55,057

Fiscal Quarter ended June 27, 2004
Commercial Revenues:
Public Carriers and Network Operators	$15,818	$820	$5,583	$22,221
SMUs, Governments and Resellers	17,351	16,146	9,661	43,158
Total Commercial Revenues	33,169	16,966	15,244	65,379
Consumer Revenues	—	45,226	—	45,226
Total Revenue	$33,169	$62,192	$15,244	$110,605

Commercial Gross Profit:
Public Carriers and Network Operators	$3,931	$224	$1,337	$5,492
SMUs, Governments and Resellers	4,133	4,322	2,725	11,180
Total Commercial Gross Profit	8,064	4,546	4,062	16,672
Consumer Gross Profit	—	5,717	—	5,717
Total Gross Profit	$8,064	$10,263	$4,062	$22,389

Product Inventory	$16,368	$15,672	$5,321	$37,361

Note 6.  Commitments and Contingencies

In the third quarter of 2004, the Company ceased using its leased distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company consolidated the operations which had been undertaken in this facility into its Global Logistics Center.  Monthly rent of approximately $45,000 is due through March 2006.  The liability representing the fair value of continuing lease obligations related to this vacated facility was $415,700 and $553,300 at June 26, 2005 and March 27, 2005, respectively. The change during the period is related to the reduction of the recorded liability resulting from lease payments and amortization of the fair value discount.

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 7.  Customer Concentration

The Company’s largest customer relationship, T-Mobile, accounted for 48% and 36% of total revenues and 21% and 20% of total gross profit in the first quarters of fiscal 2006 and 2005, respectively.  This relationship is similar to most of the Company’s affinity-partner relationships, which are of limited duration and terminable by either party upon several months or otherwise relatively short notice. As previously disclosed, T-Mobile is planning to transition the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider.  In October 2004, the Company reached agreement with T-Mobile to continue providing its system through July 2005.  This agreement was subsequently amended and now runs through September 10, 2005.  Upon completion of this transition, revenues from this affinity relationship will cease.

Note 8.  Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform with the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 27, 2005.

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

We offer a wide range of products that are classified into three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones and other mobile devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 40% of all of our installation, test and maintenance sales are generated from the sales of replacement parts and materials for original equipment manufacturers such as Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

We view our customer base in three major categories:

•                  Commercial public carriers and network operators.  Commercial public carriers and network operators are systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

•                  Commercial self-maintained users (SMUs), governments and resellers.  SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•                  Consumers.  Consumers are customers buying through any of our affinity-partner relationships or directly from our consumer website, YourWirelessSource.com.

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

As previously disclosed, T-Mobile USA (T-Mobile), our largest affinity relationship, is planning to transition the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider.  In October 2004, we reached agreement with T-Mobile to continue providing our system through July 2005.  This agreement was subsequently amended and now runs through September 10, 2005.  Upon completion of this transition, revenues from this affinity relationship will cease.  During this transition, we will provide standby services in August for a fee, which we believe will provide a net profit contribution for August at a level comparable to prior months, before profits generated by sales.  We will also receive a small fee for standby services from the end of August through September 10, 2005.  During the first quarter of fiscal 2006, sales from the T-Mobile relationship represented 48% of our revenues and 21% of our overall gross profit and included sales of items purchased directly from T-Mobile, primarily handsets, sales of additional phone accessories purchased by us from other third-party vendors, and supply chain service billings.  The gross profit margin on these sales was approximately 7.8% in the first quarter of fiscal 2006, compared to gross profit margin on non-T-Mobile revenues of approximately 26.6% for the same period. The 7.8% T-Mobile gross profit margin is after product-material costs only, and does not include operating or indirect expenses necessary to support this business. These expenses are a significant portion of overall selling, general and administrative expenses and include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.

Under the terms of our agreement with T-Mobile, we will continue servicing or be available to service T-Mobile and its customers during the transition period (through September 10, 2005). After the transition period, the loss of T-Mobile as a customer will have a material adverse effect on our revenues and potentially our profits. The extent of the adverse effect on profits is largely dependent upon the impact of the business generation and productivity initiatives currently underway.  The finalization, timing and profit contribution of anticipated new opportunities derived through these initiatives are uncertain.  There can be no assurances about whether we will recognize any benefits from these anticipated opportunities or the impact on profits of these anticipated opportunities.  Regardless of the impact, we do not believe the scheduled termination of the T-Mobile relationship will cause any material impairment of our assets.

Results of Operations

The following table summarized the results of our operations for the first quarters of fiscal years 2006 and 2005:

			Fiscal 2005 to 2006
(Amounts in thousands, except per share data)	June 26, 2005	June 27, 2004	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$14,441	$15,818	$(1,377)	(8.7%)
SMUs, Governments and Resellers	20,512	17,351	3,161	18.2%
Total Network Infrastructure	34,953	33,169	1,784	5.4%
Mobile Devices and Accessories:
Public Carriers and Network Operators	659	820	(161)	(19.6%)
SMUs, Governments and Resellers	22,743	16,146	6,597	40.9%
Total Mobile Devices and Accessories	23,402	16,966	6,436	37.9%
Installation, Test and Maintenance:
Public Carriers and Network Operators	4,383	5,583	(1,200)	(21.5%)
SMUs, Governments and Resellers	10,992	9,661	1,331	13.8%
Total Installation, Test and Maintenance	15,375	15,244	131	0.9%
Total Commercial Revenues	73,730	65,379	8,351	12.8%
Consumer Revenues - Mobile Devices and Accessories	74,593	45,226	29,367	64.9%
Total Revenues	$148,323	$110,605	$37,718	34.1%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,358	$3,931	$(573)	(14.6%)
SMUs, Governments and Resellers	4,949	4,133	816	19.7%
Total Network Infrastructure	8,307	8,064	243	3.0%
Mobile Devices and Accessories:
Public Carriers and Network Operators	185	224	(39)	(17.4%)
SMUs, Governments and Resellers	5,868	4,322	1,546	35.8%
Total Mobile Devices and Accessories	6,053	4,546	1,507	33.2%
Installation, Test and Maintenance:
Public Carriers and Network Operators	989	1,337	(348)	(26.0%)
SMUs, Governments and Resellers	3,606	2,725	881	32.3%
Total Installation, Test and Maintenance	4,595	4,062	533	13.1%
Total Commercial Gross Profit	18,955	16,672	2,283	13.7%
Consumer Gross Profit - Mobile Devices and Accessories	7,067	5,717	1,350	23.6%
Total Gross Profit	26,022	22,389	3,633	16.2%
Selling, general and administrative expenses	23,960	19,989	3,971	19.9%
Income from operations	2,062	2,400	(338)	(14.1%)
Interest, net	38	34	4	11.8%
Income before provision for income taxes	2,024	2,366	(342)	(14.5%)
Provision for income taxes	789	923	(134)	(14.5%)
Net income	$1,235	$1,443	$(208)	(14.4%)
Diluted earnings per share	$0.29	$0.32	$(0.03)	(9.4%)

First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005

Revenues.              Revenues grew 34% in the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005, driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial revenues grew 13%, while consumer sales grew 65%.

We experienced significant growth in both commercial and consumer sales of mobile devices and accessory products.  The increase in consumer sales of mobile devices and accessories was primarily due to strong growth in our affinity consumer-direct sales channel, primarily attributed to increased volumes from our T-Mobile affinity relationship, which is scheduled to end in September 2005. Revenues from the affinity relationship with T-Mobile collectively accounted for approximately 48% of total revenues in the first quarter of fiscal year 2006; however, gross profit generated through the T-Mobile relationship represents only 21% of our total gross profit in this same period.   In the first quarter of fiscal 2006, aggregate sales of mobile devices and accessories through both our T-Mobile relationship and our other affinity consumer-direct sales channels represented 50% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from these sales represented only 27% of our total gross profit.  Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 38% over the prior year, due in part to new product introductions and enhanced merchandising and packaging programs.

The 5% increase in our network infrastructure sales is primarily attributable to increases in sales of broadband and network equipment products.  The market for broadband and network equipment products continues to emerge and grow. During fiscal year 2005, we increased marketing efforts in this area, added several new vendors and improved inventory availability.  The market for radio frequency (RF) propagation products, such as antennas and cable, continues to be challenging, as our revenue for these products grew by only marginal amounts from the prior year quarter. All of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a minor increase from the prior year quarter, primarily due to increased sales of high dollar test equipment, which were offset by decreased revenues from tools and repair parts and components.

Gross Profit.  Gross profit grew 16% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial gross profit grew 14%, while consumer gross profit grew 24%.  Gross profit margin decreased to 17.5% in fiscal 2006 from 20.2% in fiscal 2005.  Gross profit margin decreased to 23.8% from 24.3% in our network infrastructure segment and increased to 29.9% from 26.6% in our installation, test and maintenance segment.  Generally, our gross margins by product within these segments have been sustained and these minor variations are related to sales mix within the segment product offerings, including the sales growth of lower margin broadband products in our network infrastructure line of business and the sales of repair and replacement parts in our installation, test and maintenance line of business, a portion of which is accounted for on a net revenue basis.  Gross profit margin in our mobile devices and accessories segment decreased to 13.4% from 16.5%.  This decrease is primarily attributable to a decrease in gross profit margin for our consumer sales, and was minimally affected by a small decrease in gross profit margin for our commercial sales.  The decrease in gross profit margin for our consumer sales, from 12.6% to 9.5%, was due to significantly increased volume of lower margin handset sales attributable to our affinity relationship with T-Mobile.  The minor decrease in commercial gross profit margin for our mobile devices and accessories, from 26.8% to 25.9% is attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  In addition, the agreements or arrangements on which our affinity relationships are based are typically of limited duration, and are terminable by either party upon several months or otherwise relatively short notice.  These affinity relationships could also be affected by wireless carrier consolidation.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 20% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  Due to the increase in revenues and other factors discussed below, total selling, general and administrative expenses as a percentage of revenues decreased from 18.1% in the first quarter of fiscal 2005 to 16.2% in the first quarter of fiscal 2006.

The largest factor contributing to the increase in total selling, general and administrative expenses was increased fulfillment costs. These increases are reflective of the large growth in consumer revenue and to a lesser extent, growth in commercial sales.  During the fourth quarter of fiscal 2005, fulfillment costs and labor costs also increased due to start-up issues associated with our new Configuration, Fulfillment and Delivery technology system that was initiated during that quarter.  We continued to see increases in fulfillment costs and labor costs in the first quarter of fiscal 2006 related to this system, but to a lesser extent.  We expect only minor start-up costs relating to this system to continue into the second half of fiscal 2006.  Labor costs have also increased over the prior year quarter due primarily to investments in business generation personnel, but these increases were partially offset by smaller accruals, as compared to the prior year quarter, related to our Performance Stock Units (PSUs) and other reward programs. We record expense related to PSUs under SFAS No. 123, and accordingly, record compensation expense on PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, we determine the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.

Occupancy costs have also increased due to rent and related costs associated with our sales, marketing and administrative offices, which are located near our Global Logistics Center in Hunt Valley, Maryland.  Through May 2004, these occupancy obligations were reimbursed through insurance proceeds, and in June 2004, we became solely responsible for these ongoing obligations.  This space was originally leased for temporary use following the October 2002 disaster at our Global Logistics Center.  Subsequent to the disaster and while rebuilding our Global Logistics Center, we decided to continue to lease this facility, and entered into a long-term lease through May 2007.  This lease is terminable by us with twelve months written notice.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $346,900 and $319,000 for the first quarter ended June 26, 2005 and June 27, 2004, respectively.

Interest, net.  Net interest expense for the first quarter of fiscal 2006 was essentially flat with the prior year quarter as we only took minor draws on our revolving line of credit in each year.  Interest expense on our other debt instruments had only minor variances from year to year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in the first quarter of fiscal 2006 and 2005 were 39.0%.  As a result of the factors discussed above driving growth in sales, gross profit and selling, general and administrative expenses, net income and diluted earnings per share for the first quarter of fiscal 2006 decreased 14% and 9%, respectively, compared to the prior year quarter.

Liquidity and Capital Resources

We had a net cash outflow for operating activities of $3.2 million in the first quarter of fiscal 2006 compared with a net cash inflow of $103,000 in the first quarter of fiscal 2005.  In the first quarter of fiscal 2006, our cash outflow for operating activities was driven by a significant decrease in trade accounts payable, offset primarily by a decrease in trade accounts receivable, product inventory, net income and depreciation and amortization.  A large portion of the decreases in inventory, trade accounts receivable and trade accounts payable are related to our T-Mobile affinity relationship.  Netting the amount of inventory, trade accounts receivable and trade accounts payable related to T-Mobile on our Consolidated Balance Sheet at both March 27, 2005 and June 26, 2005 would result in approximately a zero balance, therefore the decreases in T-Mobile balances had no material effect on cash flow from operations during the quarter.  The decrease in inventory related to T-Mobile products was largely offset by an increase in repair and replacement parts to support our relationship with Nokia, thus contributing to the cash outflow for the quarter.

Capital expenditures of $620,800 in the first quarter of fiscal 2006 were down approximately 10% from expenditures of $691,000 in the first quarter of fiscal 2005.  In the first quarter of fiscal 2006, capital expenditures primarily consisted of investment in information technology, including our new Configuration, Fulfillment and Delivery technology system, which was initiated in the fourth quarter of fiscal 2005 at our Global Logistics Center.

Net cash used for financing activities was $69,000 in the first quarter of fiscal 2005 compared with net cash provided by financing activities of  $181,500 for the first quarter of fiscal 2005.  In the first quarter of fiscal 2005, we received more proceeds from stock option exercises than in the first quarter of fiscal 2006.

The loss of our T-Mobile affinity relationship may have a material adverse effect on cash flow and, therefore, may also affect liquidity in future periods. The extent of this adverse effect is largely dependent upon the impact of the business generation and productivity initiatives currently underway.

During the first quarter of fiscal 2006, we did not purchase any shares of our outstanding common stock pursuant to our stock buyback program.  From the beginning of our stock buyback program (the first quarter of fiscal 2004), through the end of the first quarter of fiscal 2006, a total of 366,903 shares have been purchased under this program, for $3,661,800, or an average price of $9.98 per share.  The Board of Directors has authorized the purchase of up to 450,000 shares in the aggregate.  We expect to fund future purchases from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.  There was no balance on this credit facility at June 26, 2005 and we only took minimal draws on the facility during the first quarter of 2006.  Included in accounts payable at the end of the first quarter is $1.3 million of outstanding checks in excess of on-hand cash balances.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 27, 2005.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.   Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenue based upon the gross amounts earned and booked. However, we do have several smaller relationships where we are not the principal and we record revenue on a net fee basis, regardless of amounts billed (less than 2% of our total revenue). If applying this revenue recognition guidance resulted in recording revenue on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

Most of our sales arrangements do not contain multiple elements.  However, when we enter into arrangements that do contain multiple elements, we follow the guidance under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Therefore, at the inception of the arrangement, we determine if each deliverable under the arrangement represents a separate unit of accounting.  We do this by determining whether the undelivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in our control (in cases where the arrangement includes a general right of return relative to the delivered item).  Currently, we have one significant multiple element arrangement, which includes product configuration and distribution, web development, and web hosting/maintenance activities.  All of the elements are delivered and billed based on output measures on a monthly basis.  Fees and the billings for these elements are structured in a manner that reflects performance on the contract in accordance with the output measures; therefore, we recognize revenues based on the billing provisions in the contract.

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

Stock-Based Compensation.  Effective March 29, 2004, we adopted the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective method, as prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

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

Additional Risks

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results.  In addition to risks elsewhere discussed in this Quarterly Report on Form 10-Q, included among the risks that could lead to a materially adverse impact on our business or operating results are: the termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of the customers’, vendors’ and affinity partners’ business; economic conditions that may impact customers ability to fund purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; and inability to protect certain intellectual property, including systems and technologies on which we rely.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Forward-Looking Statements

This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. Our future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties, including those described throughout this Quarterly Report on Form 10-Q and under the heading “Additional Risks” above. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement.  Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have not used derivative financial instruments.  We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 4.  Controls and Procedures

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

Part II.  Other Information

Item 1.  Legal Proceedings

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2004, our Board of Directors established a stock buyback program and authorized the purchase of up to 450,000 shares of outstanding common stock.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  As of June 26, 2005, the Company had purchased 366,903 shares for $3,661,800, or an average of $9.98 per share.  Of the total shares repurchased, 254,003 shares were repurchased in fiscal 2005 at an average price of $11.45 per share and 112,900 shares were repurchased in fiscal 2004 at an average price of $6.68 per share.  No repurchases were made in any month during the first quarter of fiscal 2006.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders at the Company’s facility located in Reno, Nevada on July 21, 2005.  At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company’s independent registered public accounting firm.  Each of these proposals was described in the Company’s Definitive Proxy Statement filed with the Commission on June 16, 2005.

ELECTION OF DIRECTORS.  At the meeting, the shareholders re-elected Robert B. Barnhill, Jr. and Benn R. Konsynski for a three-year term expiring at the Company’s 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualify.  The term of office of each of John D. Beletic, Daniel Okrent, Morton Zifferer, Jerome C. Eppler, Susan D. Goodman and Dennis J. Shaughnessy also continued after the meeting.  The votes cast for Mr. Barnhill and Mr. Konsynski were as follows:

Robert B. Barnhill, Jr.	3,912,434	For
	22,671	Against or Withheld

Benn R. Konsynski	3,914,433	For
	20,672	Against or Withheld

INDEPENDENT REGISTERED ACCOUNTING FIRM.  At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending March 26, 2006.  The number of votes “for” was 3,930,737, the number of votes “ against” or “withheld” was 2,825, and the number of abstentions was 1,543.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                Exhibits:

10.1	Summary Sheet for Director Compensation and Executive Compensation.
31.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of David M. Young, Acting Chief Financial Officer.
32.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2	Section 1350 Certification of David M. Young, Acting Chief Financial Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 10, 2005	By:	/s/David M. Young
David M. Young
Vice President, Corporate Secretary and
Acting Chief Financial Officer
(principal financial and accounting officer)