Form 10-Q
period 2005-09-25
TESSCO TECHNOLOGIES INC
filed 2005-11-09
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

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

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 4, 2005 was 4,218,469.

TESSCO Technologies Incorporated

Index to Form 10-Q

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets as of September 25, 2005 and March 27, 2005

Consolidated Statements of Income for the periods ended September 25, 2005 and September 26, 2004

Consolidated Statements of Cash Flows for the periods ended September 25, 2005 and September 26, 2004

Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Signature

Part I.  Financial Information
Item 1.  Financial Statements

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 25, 2005	March 27, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,251,400	$3,880,800
Trade accounts receivable, net	38,058,600	60,907,400
Product inventory	45,793,300	60,832,600
Deferred tax asset	2,170,000	2,170,000
Prepaid expenses and other current assets	2,120,300	2,828,400
Total current assets	89,393,600	130,619,200

Property and equipment, net	25,379,400	26,193,000
Goodwill	2,452,200	2,452,200
Other long-term assets	1,167,300	1,292,800
Total assets	$118,392,500	$160,557,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$37,894,400	$82,618,000
Accrued expenses and other current liabilities	6,329,400	6,638,400
Revolving credit facility	—	—
Current portion of long-term debt	446,600	362,600
Total current liabilities	44,670,400	89,619,000

Deferred tax liability	3,536,700	3,561,300
Long-term debt, net of current portion	4,736,000	5,000,700
Other long-term liabilities	1,451,300	1,554,100
Total liabilities	54,394,400	99,735,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	49,000	48,900
Additional paid-in capital	24,266,900	23,578,600
Treasury stock, at cost	(7,906,000)	(7,454,400)
Retained earnings	47,588,200	44,649,000
Total shareholders’ equity	63,998,100	60,822,100
Total liabilities and shareholders’ equity	$118,392,500	$160,557,200

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Income

	Fiscal Quarter Ended		Six Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$137,632,800	$115,689,700	$285,956,100	$226,294,700
Cost of goods sold	109,266,200	92,708,200	231,567,400	180,923,800

Gross profit	28,366,600	22,981,500	54,388,700	45,370,900

Selling, general and administrative expenses	25,543,500	20,313,000	49,503,300	40,298,600

Income from operations	2,823,100	2,668,500	4,885,400	5,072,300

Interest, net	29,100	39,200	67,100	77,400

Income before provision for income taxes	2,794,000	2,629,300	4,818,300	4,994,900

Provision for income taxes	1,089,600	1,025,400	1,879,100	1,948,000

Net income	$1,704,400	$1,603,900	$2,939,200	$3,046,900

Basic earnings per share	$0.40	$0.37	$0.69	$0.69

Diluted earnings per share	$0.40	$0.36	$0.69	$0.68

Basic weighted average shares outstanding	4,238,300	4,376,500	4,237,500	4,405,800

Diluted weighted average shares outstanding	4,300,300	4,440,700	4,288,700	4,492,600

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Six Months Ended
	September 25, 2005	September 26, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,939,200	$3,046,900
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,407,600	2,109,700
Deferred taxes and other non-cash items	563,200	356,600
Decrease (increase) in trade accounts receivable	22,848,800	(6,733,400)
Decrease (increase) in product inventory	15,039,300	(4,965,100)
Decrease (increase) in prepaid expenses and other current assets	708,100	(231,100)
(Decrease) increase in trade accounts payable	(44,723,600)	11,913,500
(Decrease) increase in accrued expenses and other current liabilities	(309,000)	380,800
Net cash (used in) provided by operating activities	(526,400)	5,877,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,595,100)	(1,811,900)
Net cash used in investing activities	(1,595,100)	(1,811,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(180,700)	(93,800)
Net proceeds from issuance of stock	124,400	393,100
Purchase of treasury stock	(451,600)	(2,595,700)
Net cash used in financing activities	(507,900)	(2,296,400)

Net (decrease) increase in cash and cash equivalents	(2,629,400)	1,769,600

CASH AND CASH EQUIVALENTS, beginning of period	3,880,800	6,765,600

CASH AND CASH EQUIVALENTS, end of period	$1,251,400	$8,535,200

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

September 25, 2005

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

Note 2.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods.  Under the provisions of SFAS No. 123R, the amount of tax benefit relating to stock compensation included in operating cash flows for the period prior to the effective date will be reported in financing cash flows once the statement becomes effective.  The Company adopted the fair value expense recognition provisions of SFAS No. 123 on March 29, 2004. Accordingly, other than the timing issue discussed below, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  Currently, the Company records stock compensation expense based on actual forfeitures as opposed to estimated; however SFAS No. 123R will require the Company to use estimated forfeitures, and therefore, could have a material impact on the timing of stock compensation expense.  SFAS No. 123R is effective for the Company beginning in fiscal 2007.  SFAS No. 123R allows for either prospective or retrospective recognition of compensation expense.  The Company anticipates adopting the standard using the prospective method.

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

Note 3.  Stock Awards

Effective March 29, 2004, the Company elected to adopt the fair value provisions of SFAS No. 123 using the modified prospective method in accordance with SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”  Accordingly, beginning in fiscal 2005, the Company began expensing stock options and other equity compensation instruments using fair value methods.  Stock-based employee compensation cost recognized in fiscal 2005 and fiscal 2006 are the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995.

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

As of September 25, 2005, 188,000 stock options are outstanding, of which 148,000 are currently exercisable. The weighted average exercise price of all outstanding options is $12.37.  No options have been granted since April 2003.

Beginning in fiscal 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants.  Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the recipient to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the recipient remains employed by or associated with the Company at the time of share issuance.  Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle, at levels designed to grow shareowner value, and for PSUs based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual and/or cumulative threshold targets, no shares are issued. Under SFAS No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods. Also, as discussed in Note 2, the adoption of SFAS No. 123R in fiscal 2007, will require the Company to record stock compensation expense based on estimated forfeitures as opposed to actual.  This change could have a material impact on the timing of stock compensation expense.

Based on fiscal 2005 performance, 137,518 shares were earned under previously issued PSUs, of which 34,380 shares vested immediately and were issued in May 2005.  As of September 25, 2005, previously issued PSUs covering an additional 16,931 shares were cancelled, as a result of the recipients no longer being employed by the Company.  Also as of September 25, 2005, PSUs covering 623,097 shares of the Company’s common stock remained outstanding, which includes 86,207 shares earned but not yet issued on the basis of fiscal 2005 actual performance.  These already earned but not yet issued shares will vest and be issued ratably on or about May 1 of 2006, 2007 and 2008, provided that the recipient remains employed by or associated with the Company at the time of issuance.  Some or all of the remaining 540,015 shares may be earned depending upon whether cumulative and/or annual earnings per share performance of the Company from fiscal 2005 through 2007, as applicable to the respective PSUs, reaches or exceeds at least the threshold performance targets, the extent to which current participants meet applicable individual performance goals, and whether the participants remain employed by or associated with the Company for all or a portion of the period ended May 2008.  Any shares earned based on fiscal 2006 performance will vest and be issued on or about May 1 of 2006, 2007 and 2008, provided that the recipient remains employed by or associated with the Company at the time of issuance.  Any shares earned based on fiscal 2007 performance will vest and be issued on or about May 1 of 2007 and 2008, again provided that the recipient remains employed by or associated with the Company at the time of issuance.

The table below presents the stock compensation expense recognized by the Company in the fiscal quarter and six months ended September 25, 2005 and September 26, 2004.  Stock compensation expense, which is primarily associated with the PSUs and, to a lesser extent, stock options, is included in selling, general and administrative expense in the unaudited Consolidated Statements of Income.

	September 25, 2005	September 26, 2004
Fiscal quarters ended	$335,100	$174,700
Six month ended	556,000	658,300

During the fiscal quarter and six months ended September 25, 2005, the Company issued an additional 7,523 shares and 9,323 shares, respectively, of Company stock related to stock option exercises, team member stock purchases and 401(k) Plan matches.

Note 4.  Earnings Per Share

The dilutive effect of all outstanding options and PSUs has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarter Ended		Six Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004

Basic weighted average common shares outstanding	4,238,300	4,376,500	4,237,500	4,405,800
Dilutive common shares outstanding	62,000	64,200	51,200	86,800
Diluted weighted average common shares outstanding	4,300,300	4,440,700	4,288,700	4,492,600

Options to purchase 188,000 shares of common stock at a weighted average exercise price of $12.37 per share were outstanding as of September 25, 2005.  Of these options, options to purchase 48,000 shares of common stock at a weighted average exercise price of $17.60 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 5.  Business Segments

The Company evaluates revenue, gross profit and inventory as three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include cellular telephones and other data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment.  Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  Beginning in fiscal 2005, the Company also began regularly reviewing results of operations in three customer categories:

•                  Commercial Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

•                  Commercial Self-Maintained Users, Governments and Resellers.  Self-maintained user (SMU) and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•                  Consumers. Consumers include customers that buy through any of our affinity partner relationships or directly from our consumer website, YourWirelessSource.com.™

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and gross profit to agree to financial statement revenue and gross profit.  The below segment information has been presented under the new segment organization.

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended September 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$13,909	$662	$3,790	$18,361
SMUs, Governments and Resellers	25,101	23,676	11,934	60,711
Total Commercial Revenues	39,010	24,338	15,724	79,072
Consumer Revenues	—	58,561	—	58,561
Total Revenue	$39,010	$82,899	$15,724	$137,633

Commercial Gross Profit:
Public Carriers and Network Operators	$3,203	$195	$942	$4,340
SMUs, Governments and Resellers	5,846	6,263	3,985	16,094
Total Commercial Gross Profit	9,049	6,458	4,927	20,434
Consumer Gross Profit	—	7,933	—	7,933
Total Gross Profit	$9,049	$14,391	$4,927	$28,367

Product Inventory	$17,804	$15,230	$12,759	$45,793

Fiscal Quarter ended September 26, 2004
Commercial Revenues:
Public Carriers and Network Operators	$12,829	$947	$3,322	$17,098
SMUs, Governments and Resellers	19,981	17,647	12,085	49,713
Total Commercial Revenues	32,810	18,594	15,407	66,811
Consumer Revenues	—	48,879	—	48,879
Total Revenue	$32,810	$67,473	$15,407	$115,690

Commercial Gross Profit:
Public Carriers and Network Operators	$2,802	$271	$783	$3,856
SMUs, Governments and Resellers	4,688	4,804	3,155	12,647
Total Commercial Gross Profit	7,490	5,075	3,938	16,503
Consumer Gross Profit	—	6,479	—	6,479
Total Gross Profit	$7,490	$11,554	$3,938	$22,982

Product Inventory	$17,161	$23,514	$5,277	$45,952

Six Months ended September 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$28,350	$1,321	$8,173	$37,844
SMUs, Governments and Resellers	45,613	46,419	22,926	114,958
Total Commercial Revenues	73,963	47,740	31,099	152,802
Consumer Revenues	—	133,154	—	133,154
Total Revenue	$73,963	$180,894	$31,099	$285,956

Commercial Gross Profit:
Public Carriers and Network Operators	$6,561	$380	$1,931	$8,872
SMUs, Governments and Resellers	10,795	12,131	7,591	30,517
Total Commercial Gross Profit	17,356	12,511	9,522	39,389
Consumer Gross Profit	—	15,000	—	15,000
Total Gross Profit	$17,356	$27,511	$9,522	$54,389

Product Inventory	$17,804	$15,230	$12,759	$45,793

Six Months ended September 26, 2004
Commercial Revenues:
Public Carriers and Network Operators	$28,647	$1,767	$8,905	$39,319
SMUs, Governments and Resellers	37,332	33,793	21,746	92,871
Total Commercial Revenues	65,979	35,560	30,651	132,190
Consumer Revenues	—	94,105	—	94,105
Total Revenue	$65,979	$129,665	$30,651	$226,295

Commercial Gross Profit:
Public Carriers and Network Operators	$6,733	$495	$2,120	$9,348
SMUs, Governments and Resellers	8,821	9,126	5,880	23,827
Total Commercial Gross Profit	15,554	9,621	8,000	33,175
Consumer Gross Profit	—	12,196	—	12,196
Total Gross Profit	$15,554	$21,817	$8,000	$45,371

Product Inventory	$17,161	$23,514	$5,277	$45,952

Note 6.  Long-Term Debt

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on the Company’s existing term bank loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate for the outstanding principal balance of the note at 6.38% through July 1, 2011.  There was no payment due or received at inception of the swap.  No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.

Note 7.  Commitments and Contingencies

In the third quarter of 2004, the Company ceased using its leased distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company consolidated the operations which had been undertaken in this facility into its Global Logistics Center.  Monthly rent of approximately $45,000 is due through March 2006.  The liability representing the fair value of continuing lease obligations related to this vacated facility was $277,900 and $553,300 at September 25, 2005 and March 27, 2005, respectively. The change during the period is related to the reduction of the recorded liability resulting from lease payments and amortization of the fair value discount.

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 8.  Customer Concentration

In September 2005, T-Mobile, the Company’s largest customer relationship, transitioned the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider, and accordingly, revenues from this relationship ceased.  T-Mobile accounted for 40% and 45% of total revenues in the second quarter and first six months of fiscal 2006, respectively, and 23% and 22% of total gross profit, respectively.  At September 25, 2005, inventory, trade accounts receivable and accounts payable relating to this relationship net to an immaterial amount.  The final settlement of these assets and liabilities should be completed in the third quarter of fiscal 2006.

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

We offer a wide range of products that are classified into three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones and other mobile devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% of all of our installation, test and maintenance sales are generated from the sales of replacement parts and materials for original equipment manufacturers such as Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

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

•      Consumers.  Consumers are customers buying through any of our affinity-partner relationships or directly from our consumer website, YourWirelessSource.com.™

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months notice.  Our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.

In mid-September 2005, T-Mobile USA (T-Mobile), our largest affinity relationship, transitioned the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider and thus revenues ceased from this relationship.  During the second quarter of fiscal 2006, in connection with this transition, we collected standby fees that were designed to result in comparable net profit contribution through August and the early part of September as compared to the previous quarters.  However, shipments for August and the beginning of September remained strong and thus consumer gross profit increased sequentially.  T-Mobile accounted for 40% and 45% of total revenues in the second quarter and first six months of fiscal 2006, respectively, and 23% and 22% of total gross profit, respectively, and included sales of items purchased directly from T-Mobile  (primarily handsets), sales of additional phone accessories purchased by us from other third-party vendors, and supply chain service billings.  The gross profit margin on these sales for the second quarter and first six months of fiscal 2006 was 11.5% and 9.4%, respectively, compared to gross profit margin on non-T-Mobile revenues of approximately 26.8% and 26.7%, respectively, for the same periods. The 11.5% T-Mobile gross profit margin is after product-material costs only, and does not include operating or indirect expenses necessary to support this business.   At the end of the second fiscal quarter of 2006, we began to shed dedicated expenses related to this relationship, which include: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. Indirect expenses include executive involvement, depreciation of technology and operating assets, facilities, and other overhead costs.  Since this relationship was transitioned late in the quarter, most of these cost savings will not make an impact on operating expenses until the third quarter of fiscal 2006.  We did incur approximately $160,000 in one-time expenses associated with the end of the relationship in the second quarter.

The loss of T-Mobile as a customer will have a material adverse effect on our revenues and potentially our profits.  We believe, however, that if the revenue and gross profit growth in our non T-Mobile business, as discussed immediately below in the Results of Operations section, continues into the third and fourth quarters of this fiscal year, and we see significant benefits from productivity  initiatives currently underway, the adverse effect on our profits could be partially offset.  We further believe that if this growth accelerates and we recognize significant productivity improvements, the impact on our profits could be offset to a greater degree.  There can be no assurances about whether we will continue this growth in our non T-Mobile business, or about whether we will recognize significant benefits from productivity initiatives currently underway. Regardless of its impact on revenue and profits, we believe that the termination of the T-Mobile relationship will not cause any material impairment of our assets.

Results of Operations

The following table summarized the results of our operations for the fiscal quarter and six months ended September 25, 2005 and September 26, 2004:

	Fiscal Quarters Ended				Six Months Ended
(Amounts in thousands, except per share data)	September 25, 2005	September 26, 2004	$ Change	% Change	September 25, 2005	September 24, 2004	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$13,909	$12,829	$1,080	8.4%	$28,350	$28,647	$(297)	(1.0)%
SMUs, Governments and Resellers	25,101	19,981	5,120	25.6%	45,613	37,332	8,281	22.2%
Total Network Infrastructure	39,010	32,810	6,200	18.9%	73,963	65,979	7,984	12.1%
Mobile Devices and Accessories:
Public Carriers and Network Operators	662	947	(285)	(30.1)%	1,321	1,767	(446)	(25.2)%
SMUs, Governments and Resellers	23,676	17,647	6,029	34.2%	46,419	33,793	12,626	37.4%
Total Mobile Devices and Accessories	24,338	18,594	5,744	30.9%	47,740	35,560	12,180	34.3%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,790	3,322	468	14.1%	8,173	8,905	(732)	(8.2)%
SMUs, Governments and Resellers	11,934	12,085	(151)	(1.2)%	22,926	21,746	1,180	5.4%
Total Installation, Test and Maintenance	15,724	15,407	317	2.1%	31,099	30,651	448	1.5%
Total Commercial Revenues	79,072	66,811	12,261	18.4%	152,802	132,190	20,612	15.6%
Consumer Revenues - Mobile Devices and Accessories	58,561	48,879	9,682	19.8%	133,154	94,105	39,049	41.5%
Total Revenues	$137,633	$115,690	$21,943	19.0%	$285,956	$226,295	$59,661	26.4%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	3,203	2,802	401	14.3%	6,561	6,733	(172)	(2.6)%
SMUs, Governments and Resellers	5,846	4,688	1,158	24.7%	10,795	8,821	1,974	22.4%
Total Network Infrastructure	9,049	7,490	1,559	20.8%	17,356	15,554	1,802	11.6%
Mobile Devices and Accessories:
Public Carriers and Network Operators	195	271	(76)	(28.0)%	380	495	(115)	(23.2)%
SMUs, Governments and Resellers	6,263	4,804	1,459	30.4%	12,131	9,126	3,005	32.9%
Total Mobile Devices and Accessories	6,458	5,075	1,383	27.3%	12,511	9,621	2,890	30.0%
Installation, Test and Maintenance:
Public Carriers and Network Operators	942	783	159	20.3%	1,931	2,120	(189)	(8.9)%
SMUs, Governments and Resellers	3,985	3,155	830	26.3%	7,591	5,880	1,711	29.1%
Total Installation, Test and Maintenance	4,927	3,938	989	25.1%	9,522	8,000	1,522	19.0%
Total Commercial Gross Profit	20,434	16,503	3,931	23.8%	39,389	33,175	6,214	18.7%
Consumer Gross Profit - Mobile Devices and Accessories	7,933	6,479	1,454	22.4%	15,000	12,196	2,804	23.0%
Total Gross Profit	28,367	22,982	5,385	23.4%	54,389	45,371	9,018	19.9%

Selling, general and administrative expenses	25,544	20,313	5,231	25.8%	49,504	40,299	9,205	22.8%

Income from operations	2,823	2,669	154	5.8%	4,885	5,072	(187)	(3.7)%

Interest, net	29	40	(11)	(27.5)%	67	77	(10)	(13.0)%

Income before provision for income taxes	2,794	2,629	165	6.3%	4,818	4,995	(177)	(3.5)%

Provision for income taxes	1,090	1,025	65	6.3%	1,879	1,948	(69)	(3.5)%

Net income	$1,704	$1,604	$100	6.2%	$2,939	$3,047	$(108)	(3.5)%

Diluted earnings per share	$0.40	$0.37	$0.04	10.8%	$0.69	$0.68	$(0.01)	(1.5)%

Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

Revenues.  Revenues for the second quarter of fiscal 2006 grew 19% as compared to the second quarter of fiscal 2005, driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial revenues grew 18%, while consumer sales grew 20% over the same period.

We experienced significant growth in both commercial and consumer sales of mobile devices and accessory products.  The increase in consumer sales of mobile devices and accessories was primarily due to strong growth in our affinity consumer-direct sales channel, primarily attributed to strong volumes through mid-September and standby fees from our T-Mobile affinity relationship, which ended in September 2005. Revenues from the affinity relationship with T-Mobile collectively accounted for approximately 40% of total revenue in the second quarter of fiscal 2006; however, gross profit generated through the T-Mobile relationship represents only 23% of our total gross profit in this same period.  Gross profit margin on this business increased to 11.5% in the second quarter of fiscal 2006 from 9.8% in the second quarter of fiscal 2005.  The increase in revenue and gross profit is wholly attributable to the standby fees.  These standby fees, which are included in the gross margin, were partially offset by direct and indirect selling, general and administrative expenses.  Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 31% over the prior-year quarter, due in part to new product introductions and enhanced merchandising and packaging programs.

The 19% increase in our network infrastructure sales as compared to the second quarter of last year is primarily attributable to increases in sales of fixed wireless broadband products, antenna systems, and tower site support products.  The market for broadband and network equipment products continues to emerge and grow. During fiscal year 2005, we increased marketing efforts in this area, added several new vendors and improved inventory availability.  The market for radio frequency (RF) propagation products continues to be challenging, especially in cable products; however, our revenue for these products increased over the prior-year quarter, primarily driven by growth in antenna systems and tower site support products. Most of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a minor increase from the prior-year quarter, primarily due to increased sales of tools, shop supplies, and safety equipment and apparel, which were offset by decreased revenues from test equipment and repair parts and components.  Volumes for repair parts and components increased over the prior-year period; however, due to changes in the terms of our arrangement with our largest repair parts and components vendor, a significant portion of these transactions are now accounted for on a net revenue basis, and therefore, revenues declined.

Gross Profit.  Gross profit grew 23% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial gross profit grew 24%, while consumer gross profit grew 22% as compared to the second quarter of last year.  Gross profit margin increased to 20.6% in the second quarter of fiscal 2006 from 19.9% in second quarter of fiscal 2005.  Gross profit margin for the second quarter of fiscal 2006 increased to 23.2% and 31.3% in our network infrastructure segment and our installation, test and maintenance segment, respectively, from 22.8% and 25.6%, respectively, in the second quarter of fiscal 2005.  Generally, our gross margins by product within these segments have been sustained and these minor variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis as discussed above.  Gross profit margin in our mobile devices and accessories segment increased to 17.4% in the second quarter of the fiscal year from

17.1% in the second quarter of last year.  This increase is primarily attributable to a small increase in gross profit margin for our consumer sales, offset by a small decrease in gross profit margin for our commercial sales.  The increase in gross profit margin for our consumer sales, from 13.3% in the second quarter of last fiscal year to 13.5% in the second quarter of this fiscal year, was due to the receipt of standby fees received from T-Mobile, partially offset by a change in sales mix related to this and other relationships.  The minor decrease in commercial gross profit margin for our mobile devices and accessories, from 27.3% in the second quarter of last fiscal year to 26.5% for the second quarter of this fiscal year, is attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 26% in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.  Selling, general and administrative expenses as a percentage of revenues increased to 18.6% in the second quarter of fiscal 2006 from 17.6% in the second quarter of fiscal 2005, primarily due to increased freight costs and expenses related to business generation activities as discussed below, partially offset by increased revenues.

Freight costs in the second quarter of fiscal 2006 increased over the prior-year quarter due to increased commercial activity and the continuing high volumes related to our T-Mobile relationship throughout the quarter.

Another factor contributing to the increase in total selling, general and administrative expenses was increased labor fulfillment costs.  These increases are reflective of the large growth in consumer and commercial sales.  Labor costs have also increased over the prior-year quarter, due to investments in business generation personnel.

Marketing expenses also increased in the second quarter.  In June of fiscal 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  In the second quarter of fiscal 2006, we designed programs, which launched October 1, 2005, in an attempt to increase our base of customers and our customers’ monthly purchases.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $505,500 and $364,900 for the second quarter ended September 26, 2005 and September 26, 2004, respectively.

Interest, net.  Net interest expense for the second quarter of fiscal 2006 decreased from the prior-year quarter primarily due to increased interest income, which was partially offset by increased interest expense on our existing term bank loan due to higher interest rates.  Interest expense on our other debt instruments had only minor variances from year to year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in the second quarter of fiscal 2006 and 2005 were 39.0%.  As a result of the factors discussed above driving growth in sales, gross profit and selling, general and administrative expenses, net income for the second quarter of fiscal 2006 increased 6% over the prior-year quarter.  However, primarily as a result of shares purchased under our stock buyback program, diluted weighted average shares outstanding decreased by 140,400 shares in the second quarter of fiscal 2006, and therefore, diluted earnings per share increased 11% compared to the prior-year quarter.

First Six Month of Fiscal 2006 Compared to First Six Months of Fiscal 2005

Revenues.  Revenues for the first six months of fiscal year 2006 grew 26% as compared to fiscal year 2005, driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial revenues grew 16%, while consumer sales grew 42%.

We experienced significant growth in both commercial and consumer sales of mobile devices and accessory products.  The increase in consumer sales of mobile devices and accessories was primarily due to strong growth in our affinity consumer-direct sales channel, primarily attributed to increased volumes from our T-Mobile affinity relationship, which ended in September 2005. Revenues from the affinity relationship with T-Mobile collectively accounted for approximately 45% of total revenue in the first six months of fiscal 2006; however, gross profit generated through the T-Mobile relationship represents only 22% of our total gross profit in this same period.  Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 34% over the prior year, due in part to new product introductions and enhanced merchandising and packaging programs.

The 12% increase in our network infrastructure sales for the first six months of this fiscal year over the same period of last year is primarily attributable to increases in sales of fixed wireless broadband products, antenna systems, and tower site support products.  The market for broadband and network equipment products continues to emerge and grow. During fiscal year 2005, we increased marketing efforts in this area, added several new vendors and improved inventory availability.  The market for radio frequency (RF) propagation products, such as antennas and cable, continues to be challenging, as our revenue for these products grew by only marginal amounts from the prior-year period. All of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a minor increase from the prior six-month period, primarily due to increased sales of tools and safety apparel and equipment, which were offset by decreased revenues from bench equipment and repair parts and components. Volumes for repair parts and components increased over the prior-year period; however, due to changes in the terms of our arrangement with our largest repair parts and components vendor, a significant portion of these transactions are now accounted for on a net revenue basis, and therefore, revenues declined.

Gross Profit.  Gross profit grew 20% in the first six months of fiscal 2006 compared to the first six months of fiscal 2005, driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial gross profit grew 19%, while consumer gross profit grew 23%.  Gross profit margin decreased to 19.0% in the first six months of fiscal 2006 from 20.0% in the same period of fiscal 2005.  Gross profit margin was essentially flat in our network infrastructure segment and increased to 30.6% from 26.1% in our installation, test and maintenance segment.  Generally, our gross margins by product within these segments have been sustained and these minor variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis.  Gross profit margin in our mobile devices and accessories segment decreased to 15.2% in the first six months of this fiscal year from 16.8% for the same period of last fiscal year, due to a decrease in gross profit margin for our commercial and consumer sales.  The gross profit margin decrease for our consumer sales, from 13.0% to 11.3%, for the comparable period this fiscal year was due to significantly increased volume of lower margin handset sales and changes in sales mix attributable to our affinity relationship with T-Mobile.  The decrease in commercial gross profit margin for our mobile devices and accessories, from 27.1% for the first six months of last fiscal year to 26.2% for the same period of this fiscal year is attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 23% during the first six months of fiscal 2006 as compared to the same period of fiscal 2005; however, total selling, general and administrative expenses as a percentage of revenues decreased from 17.8% in fiscal 2005 to 17.3% in fiscal 2006 due the increase in expense as discussed below, partially offset by increased revenues.

The largest factor contributing to the increase in total selling, general and administrative expenses was increased freight costs and labor fulfillment costs.  These increases are reflective of the large growth in consumer revenue and to a lesser extent, growth in commercial sales.  During the fourth quarter of fiscal 2005, fulfillment costs and labor costs increased due to start-up issues associated with our new Configuration, Fulfillment and Delivery technology system that was initiated during that quarter.  We continued to see increases in fulfillment costs and labor costs in the first quarter of fiscal 2006 related to this system, but to a lesser extent.  Labor costs have also increased over the prior-year period, related to investments in business generation personnel.

Occupancy costs have increased due to rent and related costs associated with our sales, marketing and administrative offices, which are located near our Global Logistics Center in Hunt Valley, Maryland.  Through May 2004, these occupancy obligations were reimbursed through insurance proceeds, and in June 2004, we became solely responsible for these ongoing obligations.  This space was originally leased for temporary use following the October 2002 disaster at our Global Logistics Center.  Subsequent to the disaster and while rebuilding our Global Logistics Center, we decided to continue to lease this facility, and entered into a long-term lease through May 2007.  This lease is terminable by us with twelve months written notice.

Marketing expenses also increased in the first six months of fiscal 2006 as compared to the same period of fiscal 2005.  In June of fiscal 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  In the second quarter of fiscal 2006, we designed programs, which launched October 1, 2005,  in an attempt to increase our base of customers and our customers’ monthly purchases.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $852,400 and $683,900 for the first six months of fiscal 2006 and fiscal 2005, respectively.

Interest, net.  Net interest expense for the first six months of fiscal year 2006 decreased from the prior-year period primarily due to increased interest income, which was partially offset by increased interest expense on our existing term bank loan due to higher interest rates.  Interest expense on our other debt instruments had only minor variances from year to year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates for fiscal year 2006 and 2005 were 39.0%.  As a result of the factors discussed above driving growth in sales, gross profit and selling, general and administrative expenses, net income for the first six months of fiscal 2006 decreased 4% compared to the prior-year period. However, primarily as a result of shares purchased under our stock buyback program, diluted weighted average shares outstanding decreased by 203,900 shares in the first six months of fiscal 2006, and therefore, diluted earnings per share increased 1% compared to the prior-year period.

Liquidity and Capital Resources

We had a net cash outflow for operating activities of $526,400 in the first six months of fiscal 2006 compared with a net cash inflow of $5.9 million in the first six months of fiscal 2005.  In the first six months of fiscal 2006, our cash outflow for operating activities was driven by a significant decrease in trade accounts payable, offset primarily by a decrease in trade accounts receivable and product inventory, and net income and depreciation and amortization.  A large portion of the decreases in inventory, trade accounts receivable and trade accounts payable are related to our T-Mobile affinity relationship.  Netting the amount of inventory, trade accounts receivable and trade accounts payable related to T-Mobile on our Consolidated Balance Sheet at both March 27, 2005 and September 25, 2005 would result in approximately a zero balance; therefore the decreases in T-Mobile balances had no material effect on cash flow from operations during the quarter.  The decrease in inventory and accounts payable related to T-Mobile products was largely offset by an increase in repair and replacement parts to support our relationship with Nokia, thus contributing to the cash outflow for the quarter.

The loss of our T-Mobile affinity relationship may have a material adverse effect on cash flow, and therefore, may also affect liquidity in future periods.  This impact of the loss of the T-Mobile business on cash flow and liquidity may, however be offset by continued growth in our non T-Mobile business and by benefits realized from productivity initiatives currently underway, although there can be no assurances about whether we will continue this growth or whether we will realize these benefits.

Capital expenditures of $1.6 million in the first six months of fiscal 2006 were down approximately 12% from expenditures of $1.8 million in the first six months of fiscal 2005.  In both periods, capital expenditures primarily consisted of investment in improvements in information technology.

Net cash used for financing activities was $507,900 in the first six months of fiscal 2006 compared with $2.3 million for the first six months of fiscal 2005.  During the first six months of fiscal 2006, we purchased 32,100 shares of our outstanding common stock pursuant to our stock buyback program, compared with 229,403 shares purchased in the first six months of fiscal 2005.  From the beginning of our stock buyback program (the first quarter of fiscal 2004), through the end of the second quarter of fiscal 2006, a total of 399,003 shares have been purchased under this program for $4,113,100, or an average price of $10.31 per share.  The Board of Directors had authorized the purchase of up to 450,000 shares in the aggregate.  On October 20, 2005, the Board of Directors amended the program, authorizing the purchase of an additional 450,000 shares, and therefore, 500,997 shares remain available to be purchased as of that date.  We expect to fund future purchases from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.  There was no balance on this credit facility at September 25, 2005 and we only took minimal draws on the facility during the first six months of 2006.  This facility has a term expiring in September 2007.

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on the Company’s existing term bank loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate for the outstanding principal balance of the note at 6.38% through July 1, 2011.  There was no payment due or received at inception of the swap.  No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan.  This cash flow hedge qualified for hedge accounting under the short-cut method since the swap terms match the critical terms of the hedged debt.

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

Because our sales transactions meet the conditions set forth in Statement of Financial Accounting Standard (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” we recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  These conditions require that 1) our price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay us, and such obligation is not contingent on their resale of the product, 3) the buyer’s obligation to us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated.  Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service.  Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections.  In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk.  As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States.  When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed.  Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.   Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenue based upon the gross amounts earned and booked. However, we do have several relationships where we are not the principal and we record revenue on a net fee basis, regardless of amounts billed (less than 2% of our total revenue). If applying this revenue recognition guidance resulted in recording revenue on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

Most of our sales arrangements do not contain multiple elements.  However, when we enter into arrangements that do contain multiple elements, we follow the guidance under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Therefore, at the inception of the arrangement, we determine if each deliverable under the arrangement represents a separate unit of accounting.  We do this by determining whether the undelivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in our control (in cases where the arrangement includes a general right of return relative to the delivered item).  During the first six months of the fiscal year, we had one significant multiple element arrangement, which included product configuration and distribution, web development, and web hosting/maintenance activities.  All of the elements were delivered and billed based on output measures on a monthly basis.  Fees and the billings for these elements were structured in a manner that reflected performance on the contract in accordance with the output measures; therefore, we recognized revenues based on the billing provisions in the contract.

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

In addition to the risks related to our business, there are risks related to the ownership of our common stock.  Our stock price may be volatile as a result of a number of factors, including public announcements by us or by analysts with regard to our business, financial results or prospects, public announcements by our customers, vendors or competitors, and general market volatility.  In addition, provisions in our organizational documents and Delaware law may have the effect of delaying or preventing an acquisition in which we are not the surviving company, or a change in our management.  We are governed by Section 203 of the Delaware General Corporation Law, which may prohibit a stockholder holding 15% or more of our outstanding common stock from consummating a merger or business combination with us.  These provisions might limit the price that investors are willing to pay in the future for our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have not used derivative financial instruments through September 25, 2005.  However, as noted above, in October 2005, we entered into an interest rate swap agreement on our existing bank term loan.  We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the second quarter of fiscal 2006.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
June 27, 2005 through July 24, 2005	—	N/A	—	83,097
July 25, 2005 through August 28, 2005	25,300	$14.22	25,300	57,797
August 29, 2005 through September 25, 2005	6,800	$13.51	6,800	50,997
Total	32,100	$14.07	32,100	50,997

(1)          Periods indicated are fiscal accounting months for the second quarter of fiscal 2006.

(2)          Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 450,000 shares of our common stock pursuant to the program.  As of September 25, 2005, we had purchased an aggregate of 399,003 shares of our outstanding common stock pursuant to this program for $4,113,100, or an average price of $10.31 per share.  All shares repurchased during the second quarter of fiscal 2006 were repurchased under this program.  On October 20, 2005, our Board of Directors amended the program and authorized the purchase of an additional 450,000 shares of outstanding commons stock, and as of that date, 500,997 shares remained available to be purchased under the program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion of the program.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The information regarding the submission of matters to a vote of security holders, set forth on page 21 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 26, 2005, filed August 10, 2005, is incorporated herein by reference.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                Exhibits:

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

TESSCO Technologies Incorporated

Date: November 9, 2005	By:	/s/ David M. Young
David M. Young
Acting Chief Financial Officer
(principal financial and accounting officer)