Form 10-Q
period 2005-12-25
TESSCO TECHNOLOGIES INC
filed 2006-02-08
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2005

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐          No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐          No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 3, 2006, was 4,137,527.

TESSCO TECHNOLOGIES INCORPORATED

Index to Form 10-Q

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets as of December 25, 2005 and March 27, 2005

Consolidated Statements of Income for the periods ended December 25, 2005 and December 26, 2004

Consolidated Statements of Cash Flows for the periods ended December 25, 2005 and December 26, 2004

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

Signature

Part I.  Financial Information
Item 1.  Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	December 25, 2005	March 27, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$3,880,800
Trade accounts receivable, net	44,251,600	60,907,400
Product inventory	49,048,800	60,832,600
Deferred tax asset	2,170,000	2,170,000
Prepaid expenses and other current assets	2,903,200	2,828,400
Total current assets	98,373,600	130,619,200

Property and equipment, net	25,443,200	26,193,000
Goodwill	2,452,200	2,452,200
Other long-term assets	1,182,700	1,292,800
Total assets	$127,451,700	$160,557,200

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$42,820,200	$82,618,000
Accrued expenses and other current liabilities	7,212,500	6,638,400
Revolving credit facility	3,561,000	—
Current portion of long-term debt	444,000	362,600
Total current liabilities	54,037,700	89,619,000

Deferred tax liability	3,536,700	3,561,300
Long-term debt, net of current portion	4,647,800	5,000,700
Other long-term liabilities	1,468,900	1,554,100
Total liabilities	63,691,100	99,735,100

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	49,300	48,900
Additional paid-in capital	24,496,800	23,578,600
Treasury stock, at cost	(9,521,100)	(7,454,400)
Retained earnings	48,706,400	44,649,000
Accumulated other comprehensive income	29,200	—
Total shareholders’ equity	63,760,600	60,822,100
Total liabilities and shareholders’ equity	$127,451,700	$160,557,200

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$94,811,900	$135,825,100	$380,768,000	$362,119,800
Cost of goods sold	70,849,000	111,420,400	302,416,400	292,344,200
Gross profit	23,962,900	24,404,700	78,351,600	69,775,600
Selling, general and administrative expenses	22,004,200	21,569,300	71,507,500	61,867,900
Income from operations	1,958,700	2,835,400	6,844,100	7,907,700
Interest, net	125,600	37,100	192,700	114,400
Income before provision for income taxes	1,833,100	2,798,300	6,651,400	7,793,300
Provision for income taxes	714,900	1,091,400	2,594,000	3,039,400
Net income	$1,118,200	$1,706,900	$4,057,400	$4,753,900

Basic earnings per share	$0.27	$0.41	$0.96	$1.10
Diluted earnings per share	$0.26	$0.40	$0.95	$1.08

Basic weighted average shares outstanding	4,187,500	4,211,000	4,220,800	4,340,900
Diluted weighted average shares outstanding	4,263,000	4,233,700	4,280,100	4,406,300

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 25, 2005	December 26, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,057,400	$4,753,900
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,279,000	3,137,300
Deferred taxes and other non-cash items	777,600	512,400
Decrease (increase) in trade accounts receivable	16,655,800	(6,712,100)
Decrease (increase) in product inventory	11,783,800	(13,817,300)
(Increase) decrease in prepaid expenses and other current assets	(74,800)	92,000
(Decrease) increase in trade accounts payable	(39,797,800)	14,884,400
Increase in accrued expenses and other current liabilities	574,100	60,500
Net cash (used in) provided by operating activities	(2,744,900)	2,911,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,524,600)	(3,413,800)
Net cash used in investing activities	(2,524,600)	(3,413,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from revolving credit facility	3,561,000	—
Payments on long-term debt	(271,500)	(183,300)
Net proceeds from issuance of stock	165,900	316,600
Purchase of treasury stock	(2,066,700)	(2,856,200)
Net cash provided by (used in) financing activities	1,388,700	(2,722,900)

Net decrease in cash and cash equivalents	(3,880,800)	(3,225,600)

CASH AND CASH EQUIVALENTS, beginning of period	3,880,800	6,765,600

CASH AND CASH EQUIVALENTS, end of period	$—	$3,540,000

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

December 25, 2005

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

Note 2.  Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods.  Under the provisions of SFAS No. 123R, the amount of tax benefit relating to stock compensation included in operating cash flows for the period prior to the effective date will be reported in financing cash flows once the statement becomes effective.  The Company adopted the fair value expense recognition provisions of SFAS No. 123 on March 29, 2004.  Accordingly, other than the timing issue discussed below, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.  Currently, the Company records stock compensation expense based on actual forfeitures as opposed to estimated; however, SFAS No. 123R will require the Company to use estimated forfeitures, and therefore, could have a material impact on the timing of stock compensation expense.  SFAS No. 123R is effective for the Company beginning in fiscal 2007.  SFAS No. 123R allows for either prospective or retrospective recognition of compensation expense.  The Company anticipates adopting the standard using the prospective method.

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

Beginning in fiscal 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants.  Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the recipient to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the recipient remains employed by or associated with the Company at the time of share issuance.  Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value, and for those PSUs which are based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual and/or cumulative threshold targets, no shares are issued. Under SFAS No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share grants, net of actual forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.  Also, as discussed in Note 2, the adoption of SFAS No. 123R in fiscal 2007 will require the Company to record stock compensation expense based on estimated forfeitures as opposed to actual.  This change could have a material impact on the timing of stock compensation expense.

Based on fiscal 2005 performance, 137,520 shares were earned under previously issued PSUs, of which 35,509 shares have vested and been issued.  Since the establishment of the PSU program in April 2004, PSUs covering 16,933 earned but unissued shares were cancelled as a result of the recipients no longer being employed by the Company.  As of December 25, 2005, PSUs covering an aggregate of 610,140 shares of the Company’s common stock remained outstanding.  Of these shares, 85,078 shares are earned but not yet issued and will vest and be issued ratably on or about May 1 of 2006, 2007 and 2008, provided that the recipient remains employed by or associated with the Company at the time of issuance.  The remaining 525,062 shares may be earned depending upon: (1) whether cumulative and/or annual earnings per share performance of the Company from fiscal 2005 through 2007, as applicable to the respective PSUs, reaches or exceeds at least the threshold performance targets; (2) the extent to which current participants meet applicable individual performance goals; and (3) whether the participants remain employed by or associated with the Company for all or a portion of the period ended May 2008.  Any shares earned based on fiscal 2006 performance will vest and be issued on or about May 1 of 2006, 2007 and 2008, provided that the recipient remains employed by or associated with the Company at the time of issuance.  Any shares earned based on fiscal 2007 performance will vest and be issued on or about May 1 of 2007 and 2008, again provided that the recipient remains employed by or associated with the Company at the time of issuance.

The table below presents the stock compensation expense recognized by the Company in the fiscal quarter and nine months ended December 25, 2005 and December 26, 2004.  Stock compensation expense, which is primarily associated with the PSUs and, to a lesser extent, stock options, is included in selling, general and administrative expense in the unaudited Consolidated Statements of Income.

	December 25, 2005	December 26, 2004
Fiscal quarter ended	$188,700	$127,600
Nine months ended	744,700	785,900

During the fiscal quarter and nine months ended December 25, 2005, the Company issued an additional 3,404 shares and 12,727 shares, respectively, of Company stock related to stock option exercises, team member stock purchases and 401(k) Plan matches.

Note 4.  Earnings Per Share

The dilutive effect of all outstanding options and PSUs has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Nine Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004

Basic weighted average common shares outstanding	4,187,500	4,211,000	4,220,800	4,340,900
Dilutive common shares outstanding	75,500	22,700	59,300	65,400
Diluted weighted average common shares outstanding	4,263,000	4,233,700	4,280,100	4,406,300

As of December 25, 2005, stock options with respect to 186,000 shares of common stock were outstanding, of which options in respect to 150,000 shares were then currently exercisable. The weighted average exercise price of all outstanding options at December 25, 2005 was $12.38.  No options have been granted since April 2003.  Of these options, options to purchase 28,000 shares of common stock at a weighted average exercise price of $20.02 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 5.  Business Segments

The Company evaluates revenue, gross profit and inventory as three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include cellular telephones and other data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment.  Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  Beginning in fiscal 2005, the Company also began regularly reviewing its commercial results of operations in two customer categories.  These two customer categories and the consumer customer category, for which results of operations are also separately reviewed, are described further below:

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

•                  Consumers. Consumers include customers that buy through any of our affinity partner relationships or directly from our consumer website, YourWirelessSource.comTM.

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

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended December 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$15,090	$891	$4,530	$20,511
SMUs, Governments and Resellers	26,981	32,217	12,816	72,014
Total Commercial Revenues	42,071	33,108	17,346	92,525
Consumer Revenues	—	2,287	—	2,287
Total Revenue	$42,071	$35,395	$17,346	$94,812

Commercial Gross Profit:
Public Carriers and Network Operators	$3,621	$236	$1,092	$4,949
SMUs, Governments and Resellers	5,834	7,725	4,343	17,902
Total Commercial Gross Profit	9,455	7,961	5,435	22,851
Consumer Gross Profit	—	1,112	—	1,112
Total Gross Profit	$9,455	$9,073	$5,435	$23,963

Product Inventory	$18,403	$14,044	$16,602	$49,049

Fiscal Quarter ended December 26, 2004
Commercial Revenues:
Public Carriers and Network Operators	$14,251	$754	$3,320	$18,325
SMUs, Governments and Resellers	20,004	17,798	12,493	50,295
Total Commercial Revenues	34,255	18,552	15,813	68,620
Consumer Revenues	—	67,205	—	67,205
Total Revenue	$34,255	$85,757	$15,813	$135,825

Commercial Gross Profit:
Public Carriers and Network Operators	$3,370	$211	$749	$4,330
SMUs, Governments and Resellers	4,788	4,814	3,174	12,776
Total Commercial Gross Profit	8,158	5,025	3,923	17,106
Consumer Gross Profit	—	7,299	—	7,299
Total Gross Profit	$8,158	$12,324	$3,923	$24,405

Product Inventory	$19,505	$28,514	$6,785	$54,804

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine Months ended December 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$43,241	$2,171	$12,698	$58,110
SMUs, Governments and Resellers	72,791	78,644	35,805	187,240
Total Commercial Revenues	116,032	80,815	48,503	245,350
Consumer Revenues	—	135,418	—	135,418
Total Revenue	$116,032	$216,233	$48,503	$380,768

Commercial Gross Profit:
Public Carriers and Network Operators	$10,285	$598	$3,027	$13,910
SMUs, Governments and Resellers	16,601	19,935	11,851	48,387
Total Commercial Gross Profit	26,886	20,533	14,878	62,297
Consumer Gross Profit	—	16,055	—	16,055
Total Gross Profit	$26,886	$36,588	$14,878	$78,352

Product Inventory	$18,403	$14,044	$16,602	$49,049

Nine Months ended December 26, 2004
Commercial Revenues:
Public Carriers and Network Operators	$42,703	$2,466	$12,248	$57,417
SMUs, Governments and Resellers	57,505	51,669	34,223	143,397
Total Commercial Revenues	100,208	54,135	46,471	200,814
Consumer Revenues	—	161,306	—	161,306
Total Revenue	$100,208	$215,441	$46,471	$362,120

Commercial Gross Profit:
Public Carriers and Network Operators	$10,004	$686	$2,964	$13,654
SMUs, Governments and Resellers	13,669	13,928	8,971	36,568
Total Commercial Gross Profit	23,673	14,614	11,935	50,222
Consumer Gross Profit	—	19,554	—	19,554
Total Gross Profit	$23,673	$34,168	$11,935	$69,776

Product Inventory	$19,505	$28,514	$6,785	$54,804

Note 6.  Long-Term Debt

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on the Company’s existing term bank loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through July 1, 2011.  There was no payment due or received at inception of the swap.  No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan.  This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.  The fair value of this interest rate swap at December 25, 2005 of $29,200 is included in Other Long-Term Assets and Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheet.

Note 7.  Commitments and Contingencies

In the third quarter of 2004, the Company ceased using its leased distribution and office space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center.  The Company consolidated the operations which had been undertaken in this facility into its Global Logistics Center.  Monthly rent of approximately $45,000 is due through March 2006.  The liability representing the fair value of continuing lease obligations related to this vacated facility was $139,000 and $553,300 at December 25, 2005 and March 27, 2005, respectively. The change during the period is related to the reduction of the recorded liability resulting from lease payments and amortization of the fair value discount.

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 8.  Customer Concentration

In September 2005, T-Mobile, previously the Company’s largest customer relationship, transitioned the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider, and accordingly, revenues from this relationship ceased.  In the third quarter of fiscal 2006, this affinity relationship did not account for any significant revenues or gross profits; however, T-Mobile accounted for 34% and 16% of total revenues and  total gross profits respectively, in the first nine months of fiscal 2006.  T-Mobile accounted for 47% and 41% of total revenues and 23% and 21% of total gross profits in the third quarter and first nine months of fiscal 2005, respectively.  At December 25, 2005, there was no inventory, trade accounts receivable or accounts payable relating to this relationship included on the Company’s Consolidated Balance Sheet.  The final settlement of these assets and liabilities was completed in the third quarter of fiscal 2006.

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

We offer a wide range of products that are classified into three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones and other mobile devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% of all of our installation, test and maintenance sales are generated from the sales of replacement parts and materials for original equipment manufacturers such as Nokia, Inc. (Nokia).  The arrangement on which this relationship is based, like many of our other customer and vendor arrangements, is of limited duration and is terminable by either party upon several months or otherwise short notice.  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

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

•                  Consumers.  Consumers are customers buying through any of our affinity-partner relationships or directly from our consumer website, YourWirelessSource.comTM.

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

In mid-September 2005, T-Mobile USA (T-Mobile), previously our largest affinity and overall customer relationship, substantially completed the transition of the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider, and thus revenues ceased from this relationship.  The third quarter of fiscal 2006 did not include any significant revenues and gross profits from this affinity relationship.  At the end of the second fiscal quarter of 2006, we began to shed dedicated expenses related to this relationship, which included: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses.  As a result of the termination of the relationship, total revenues and gross profits decreased 31% and 16%, respectively, from the second quarter of fiscal 2006; however, commercial sales and gross profits increased 17% and 12%, respectively, in the same time period.  Total selling, general and administrative expenses also decreased as compared with the second quarter of fiscal 2006 by 14%, due primarily to the expense reductions discussed above.

Results of Operations

The following table summarized the unaudited results of our operations for the fiscal quarter and nine months ended December 25, 2005 and December 26, 2004:

	Fiscal Quarters Ended				Nine Months Ended
(Amounts in thousands, except per share data)	December 25, 2005	December 26, 2004	$ Change	% Change	December 25, 2005	December 26, 2004	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$15,090	$14,251	$839	5.9%	$43,241	$42,703	$538	1.3%
SMUs, Governments and Resellers	26,981	20,004	6,977	34.9%	72,791	57,505	15,286	26.6%
Total Network Infrastructure	42,071	34,255	7,816	22.8%	116,032	100,208	15,824	15.8%
Mobile Devices and Accessories:
Public Carriers and Network Operators	891	754	137	18.2%	2,171	2,466	(295)	(12.0)%
SMUs, Governments and Resellers	32,217	17,798	14,419	81.0%	78,644	51,669	26,975	52.2%
Total Mobile Devices and Accessories	33,108	18,552	14,556	78.5%	80,815	54,135	26,680	49.3%
Installation, Test and Maintenance:
Public Carriers and Network Operators	4,530	3,320	1,210	36.4%	12,698	12,248	450	3.7%
SMUs, Governments and Resellers	12,816	12,493	323	2.6%	35,805	34,223	1,582	4.6%
Total Installation, Test and Maintenance	17,346	15,813	1,533	9.7%	48,503	46,471	2,032	4.4%
Total Commercial Revenues	92,525	68,620	23,905	34.8%	245,350	200,814	44,536	22.2%
Consumer Revenues - Mobile Devices and Accessories	2,287	67,205	(64,918)	(96.6)%	135,418	161,306	(25,888)	(16.0)%
Total Revenues	$94,812	$135,825	$(41,013)	(30.2)%	$380,768	$362,120	$18,648	5.1%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,621	$3,370	$251	7.4%	$10,285	$10,004	$281	2.8%
SMUs, Governments and Resellers	5,834	4,788	1,046	21.8%	16,601	13,669	2,932	21.4%
Total Network Infrastructure	9,455	8,158	1,297	15.9%	26,886	23,673	3,213	13.6%
Mobile Devices and Accessories:
Public Carriers and Network Operators	236	211	25	11.8%	598	686	(88)	(12.8)%
SMUs, Governments and Resellers	7,725	4,814	2,911	60.5%	19,935	13,928	6,007	43.1%
Total Mobile Devices and Accessories	7,961	5,025	2,936	58.4%	20,533	14,614	5,919	40.5%
Installation, Test and Maintenance:
Public Carriers and Network Operators	1,092	749	343	45.8%	3,027	2,964	63	2.1%
SMUs, Governments and Resellers	4,343	3,174	1,169	36.8%	11,851	8,971	2,880	32.1%
Total Installation, Test and Maintenance	5,435	3,923	1,512	38.5%	14,878	11,935	2,943	24.7%
Total Commercial Gross Profit	22,851	17,106	5,745	33.6%	62,297	50,222	12,075	24.0%
Consumer Gross Profit - Mobile Devices and Accessories	1,112	7,299	(6,187)	(84.8)%	16,055	19,554	(3,499)	(17.9)%
Total Gross Profit	23,963	24,405	(442)	(1.8)%	78,352	69,776	8,576	12.3%
Selling, general and administrative expenses	22,004	21,569	435	2.0%	71,508	61,868	9,640	15.6%
Income from operations	1,959	2,836	(877)	(30.9)%	6,844	7,908	(1,064)	(13.5)%
Interest, net	126	37	89	240.5%	193	114	79	69.3%
Income before provision for income taxes	1,833	2,799	(966)	(34.5)%	6,651	7,794	(1,143)	(14.7)%
Provision for income taxes	715	1,092	(377)	(34.5)%	2,594	3,040	(446)	(14.7)%
Net income	$1,118	$1,707	$(589)	(34.5)%	$4,057	$4,754	$(697)	(14.7)%
Diluted earnings per share	$0.26	$0.40	$(0.14)	(35.0)%	$0.95	$1.08	$(0.13)	(12.0)%

Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

Revenues.  Revenues for the third quarter of fiscal 2006 decreased 30% as compared with the third quarter of fiscal 2005, primarily due to a 97% decrease in consumer revenues, partially offset by a 35% growth in commercial revenues.  While total sales in our mobile devices and accessories line of business declined due to the large decrease in consumer sales, we grew sales in all of our commercial lines of business.  Sales in the mobile devices and accessories line of business decreased 59% in the third quarter of fiscal 2006, as compared with the prior-year period.  The decrease was due to a 97% decrease in consumer sales, offset by a 79% increase in commercial sales.  The decrease in consumer sales was attributable to the transition of the TESSCO provided e-commerce marketing and sales system to T-Mobile’s own in-house web solution and alternative third-party logistics provider.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, was primarily due to increased sales of accessory products to carrier and independent retail customers, as well as strong growth in sales of two-way radio equipment, mounts and antennas.  During the third quarter, we began supplying several new wireless carrier customers, including one large Tier 1 national carrier.

The 23% increase in our network infrastructure sales as compared with the third quarter of last year is primarily attributable to an increase in sales of fixed wireless broadband products, antenna systems, and tower site support products.  The market for broadband and network equipment products continues to emerge and grow. During fiscal year 2005, we increased marketing efforts in this area, added several new vendors and improved inventory availability.  The market for radio frequency (RF) propagation products continues to be challenging, especially in cable products; however, our revenue for these products increased over the prior-year quarter, primarily driven by growth in antenna systems and tower site support products. Most of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a 10% increase from the prior-year quarter, primarily due to increased sales of test equipment, tools, shop supplies, and safety equipment and apparel, which were offset by decreased revenues from repair parts and components.  Volumes for repair parts and components increased over the prior-year period; however, due to changes in the terms of our arrangement with our largest repair parts and components vendor, a significant portion of these transactions are now accounted for on a net revenue basis and, therefore, revenues declined.

Gross Profit.  Gross profit for the third quarter of fiscal 2006 decreased 2% as compared with the third quarter of fiscal 2005. Total commercial gross profit grew 34%, while consumer gross profit decreased 85% as a result of the transition of the T-Mobile relationship as discussed above.  Gross profit margin increased to 25.3% in the third quarter of fiscal 2006 from 18.0% in third quarter of fiscal 2005.  Gross profit margin in our network infrastructure segment decreased from 23.8% in the third quarter of fiscal 2005 to 22.5% in the third quarter of fiscal 2006.  In our installation, test and maintenance segment, gross profit margin increased to 31.3% in the third quarter of fiscal 2006 from 24.8% in the third quarter of fiscal 2005.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis as discussed above.  Gross profit margin in our mobile devices and accessories segment increased to 25.6% in the third quarter of this fiscal year from 14.4% in the third quarter of last year.  This increase is primarily attributable to a large increase in gross profit margin for our consumer sales, offset by a decrease in gross profit margin for our commercial sales.  The increase in gross profit margin for our consumer sales was due to the elimination of sales volume of lower margin handset sales attributable to our affinity relationship with T-Mobile.  The decrease in commercial gross profit margin for our mobile devices and accessories, from 27.1% in the third quarter of last fiscal year to 24.0% for the third quarter of this fiscal year, is attributable to sales mix within the product offering in part due to new retail relationships established during this quarter.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 2% in the third quarter of fiscal 2006 as compared with the third quarter of fiscal 2005.  Selling, general and administrative expenses as a percentage of revenues increased to 23% in the third quarter of fiscal 2006 from 16% in the third quarter of fiscal 2005, primarily due to the significant decrease in consumer revenues discussed above and expenses related to business generation activities as discussed below, partially offset by decreased freight costs.

Compensation costs related to business generation personnel increased over the prior-year quarter and have helped drive the large growth in commercial sales.

Marketing expenses also increased in the third quarter.  In June of fiscal 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  In the third quarter of fiscal 2006, we launched several programs designed to increase our base of customers and our customers’ monthly purchases.  There can be no assurance as to the extent that these programs will increase revenues or gross profits.

Freight costs in the third quarter of fiscal 2006 decreased over the prior-year quarter, primarily due to the loss of consumer sales associated with our T-Mobile relationship which ended in the second quarter.  This decrease was partially offset by the freight costs associated with an increase in commercial sales.  Selling, general and administrative expenses also include a reduction of depreciation and amortization expense of approximately $200,000 related to the correction of a useful life applied to an asset in the first six months of fiscal 2006.  This amount is not material to the financial statements of the previously reported interim periods and had no effect on year-to-date depreciation and amortization expense.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  During the third quarter, we experienced collections of certain accounts receivable balances previously reserved.  Accordingly, we recorded a (benefit from) provision for bad debts of $(26,570) and $286,800 for the third quarter ended December 26, 2005 and December 26, 2004, respectively.

Interest, net.  Net interest expense for the third quarter of fiscal 2006 increased from the prior-year quarter primarily due to increased interest expense on our revolving credit facility, as well as increased interest expense on our existing term bank loan due to higher interest rates.  As noted below, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%. This fixed rate exceeded the then current variable rate on this loan during the third quarter of fiscal 2005.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in the third quarter of fiscal 2006 and 2005 were 39%.  As a result of the factors discussed above, net income and diluted earnings per share for the third quarter of fiscal 2006 decreased 35% over the prior-year quarter.

First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

Revenues.  Revenues for the first nine months of fiscal year 2006 grew 5% as compared with fiscal year 2005, driven by growth in each of our three business segments.  Within these segments, our total commercial revenues grew 22% while consumer revenues decreased 16% from the prior-year period as a result of the transition of our T-Mobile relationship as discussed above.

Our mobile devices and accessories revenues grew less than 1% for the first nine months of fiscal 2006 compared with last year’s period. We experienced significant growth in commercial sales of mobile devices and accessory products, which was almost entirely offset by a decline in consumer sales.  Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 49% over the prior year, due in part to new product introductions, enhanced merchandising and packaging programs and new wireless carrier retail relationships.  The decrease in consumer sales of mobile devices and accessories was primarily due to transition of our T- Mobile affinity relationship in the second quarter of fiscal 2006. Revenues from the affinity relationship with T-Mobile collectively accounted for approximately 34% of total revenue in the first nine months of fiscal 2006; however, gross profit generated through the T-Mobile relationship represents only 16% of our total gross profit in this same period.

The 16% increase in our network infrastructure sales for the first nine months of this fiscal year over the same period of last year is primarily attributable to an increase in sales of fixed wireless broadband products and radio frequency (RF) propagation products.  The market for broadband and network equipment products continues to emerge and grow.  All of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business increased 4% from the prior nine-month period, primarily due to increased sales of test equipment, tools and safety apparel and equipment, which were offset by decreased revenues from bench equipment and repair parts and components. Volumes for repair parts and components increased over the prior-year period; however, due to changes in the terms of our arrangement with our largest repair parts and components vendor, a significant portion of these transactions are now accounted for on a net revenue basis, and therefore, revenues declined.

Gross Profit.  Gross profit grew 12% in the first nine months of fiscal 2006 compared with the first nine months of fiscal 2005, driven by growth in each of our three business segments. Within these segments, gross profits from our commercial business grew 24%. Gross profit margin increased to 20.6% in the first nine months of fiscal 2006 from 19.3% in the same period of fiscal 2005.  Gross profit margin decreased very slightly in our network infrastructure segment and increased to 30.7% from 25.7% in our installation, test and maintenance segment.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis.  Gross profit margin in our mobile devices and accessories segment increased to 16.9% in the first nine months of this fiscal year from 15.9% for the same period of last fiscal year, due to changes in sales mix.  The gross profit margin for our commercial and consumer sales decreased slightly over the prior-year period.  However, due to the loss of lower margin handset sales from our T-Mobile relationship which was transitioned in the second quarter of fiscal 2006 and the strong commercial growth, the first nine months of fiscal 2006 had a larger percentage of higher margin commercial sales than the prior-year period.  The decrease in commercial gross profit margin for our mobile devices and accessories, from 27.0% for the first nine months of last fiscal year to 25.4% for the same period of this fiscal year, is attributable to sales mix within the product offering in part due to new retail relationships established during fiscal 2006.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 16% during the first nine months of fiscal 2006 as compared with the same period of fiscal 2005.  Total selling, general and administrative expenses as a percentage of revenues increased from 17% in fiscal 2005 to 19% in fiscal 2006 due the increase in expense as discussed below.

The largest factors contributing to the increase in total selling, general and administrative expenses were increased freight costs, labor fulfillment costs and expenses related to business generation activities.  These increases are reflective of the large growth in consumer revenue in the first half of fiscal 2006 and, to a lesser extent, growth in commercial sales during the first nine months of fiscal 2006.  During the fourth quarter of fiscal 2005, fulfillment costs and labor costs increased due to start-up issues associated with our new Configuration, Fulfillment and Delivery technology system that was initiated during that quarter.  We continued to see increases in fulfillment costs and labor costs in the first quarter of fiscal 2006 related to this system, but to a lesser extent.  Labor costs have also increased over the prior-year period, related to investments in business generation personnel.

Marketing expenses also increased in the first nine months of fiscal 2006 as compared with the same period of fiscal 2005.  In June of fiscal 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  In the third quarter of fiscal 2006, we launched programs designed to increase our base of customers and our customers’ monthly purchases.  There can be no assurance as to the extent that these programs will increase revenues or gross profits.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $825,800 and $970,700 for the first nine months of fiscal 2006 and fiscal 2005, respectively.

Interest, net.  Net interest expense for the first nine months of fiscal year 2006 increased 69% over the prior-year period, primarily due to increased interest expense on our revolving credit facility and our existing term bank loan, partially offset by increased interest income.  As noted below, beginning October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  Interest expense on our other debt instruments had only minor variances from year to year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates for fiscal year 2006 and 2005 were 39.0%.  As a result of the factors discussed above net income and diluted earnings per share for the first nine months of fiscal 2006 decreased 15% and 12%, respectively, over the prior-year period.

Liquidity and Capital Resources

We had a net cash outflow for operating activities of $2.7 million in the first nine months of fiscal 2006 compared with a net cash inflow of $2.9 million in the first nine months of fiscal 2005.  In the first nine months of fiscal 2006, our cash outflow for operating activities was driven by a significant decrease in trade accounts payable, partially offset by net income and depreciation and amortization, and decreases in trade accounts receivable and product inventory.  The decreases in inventory, trade accounts receivable and trade accounts payable are related to the termination of our T-Mobile affinity relationship in the second quarter of fiscal 2006.  The decrease in inventory and accounts payable related to T-Mobile products was largely offset by an increase in repair and replacement parts to support our relationship with Nokia, thus contributing to the cash outflow for the quarter.

Capital expenditures of $2.5 million in the first nine months of fiscal 2006 were down approximately 26% from expenditures of $3.4 million in the first nine months of fiscal 2005.  In both periods, capital expenditures primarily consisted of investment in information technology.

Net cash provided by financing activities was $1.4 million in the first nine months of fiscal 2006 compared with net cash used for financing activities of $2.7 million for the first nine months of fiscal 2005.  During the first nine months of fiscal 2006, we purchased 101,700 shares of our outstanding common stock pursuant to our stock buyback program, compared with 254,003 shares purchased in the first nine months of fiscal 2005.  From the beginning of our stock buyback program (the first quarter of fiscal 2004), through the end of the third quarter of fiscal 2006, a total of 500,703 shares have been purchased under this program for approximately $5.7 million, or an average price of $11.44 per share.  The Board of Directors had authorized the purchase of up to 900,000 shares in the aggregate, and therefore, 399,297 shares remained available to be purchased as of the end of the third quarter of fiscal 2006.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.  The balance on our revolving credit facility at December 25, 2005 was $3.6 million, and therefore, we had no cash balance at the end of the quarter.  This facility has a term expiring in September 2007.  Included in accrued expenses at the end of the third quarter is approximately $1.1 million of outstanding checks in excess of on-hand cash balances. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our existing revolving credit facility.  In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available.

On October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on our existing term bank loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through July 1, 2011.  There was no payment due or received at inception of the swap.  No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan.  This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.

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

Most of our sales arrangements do not contain multiple elements.  However, when we enter into arrangements that do contain multiple elements, we follow the guidance under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Therefore, at the inception of the arrangement, we determine if each deliverable under the arrangement represents a separate unit of accounting.  We do this by determining whether the undelivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in our control (in cases where the arrangement includes a general right of return relative to the delivered item).  During the first six months of the fiscal year, we had one significant multiple element arrangement, which included product configuration and distribution, web development, and web hosting/maintenance activities.  All of the elements were delivered and billed based on output measures on a monthly basis.  Fees and the billings for these elements were structured in a manner that reflected performance on the contract in accordance with the output measures; therefore, we recognized revenues based on the billing provisions in the contract.  This relationship was substantially terminated at the end of the second quarter.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods.  Under the provisions of SFAS No. 123R, the amount of tax benefit relating to stock compensation included in operating cash flows for the period prior to the effective date will be reported in financing cash flows once the statement becomes effective.  We adopted the fair value expense recognition provisions of SFAS No. 123 on March 29, 2004.  Accordingly, the adoption of SFAS No. 123R is not expected to have a material impact on our consolidated financial position or results of operations.  Currently, we record stock compensation expense based on actual forfeitures as opposed to estimated; however, SFAS No. 123R will require us to use estimated forfeitures, and therefore, could have a material impact on the timing of stock compensation expense.  SFAS No. 123R is effective for us beginning in fiscal 2007.  SFAS No. 123R allows for either prospective or retrospective recognition of compensation expense.  We anticipate adopting the standard using the prospective method.

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

Subsequent Information

Subsequent to the end of the third fiscal quarter, David M. Young, who had been serving as Vice President, Acting Chief Financial Officer and Corporate Secretary of the Company, was named Senior Vice President and Chief Financial Officer.  Mr. Young also continues to serve as Corporate Secretary.  To date, no changes have been made to Mr. Young’s salary or benefit package.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the third quarter of fiscal 2006.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
September 26, 2005 through October 23, 2005	—	N/A	—	500,997
October 24, 2005 through November 27, 2005	70,300	$15.70	70,300	430,697
November 28, 2005 through December 25, 2005	31,400	$16.30	31,400	399,297
Total	101,700	$15.88	101,700	399,297

(1)                   Periods indicated are fiscal accounting months for the third quarter of fiscal 2006.

(2)                   Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 450,000 shares of our common stock pursuant to the program.  On October 20, 2005, our Board of Directors amended the program and authorized the purchase of an additional 450,000 shares of outstanding commons stock.   As of December 25, 2005, we had purchased an aggregate of 500,703 shares of our outstanding common stock pursuant to this program for approximately $5.7 million, or an average price of $11.44 per share.  All shares repurchased during the third quarter of fiscal 2006 were repurchased under this program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion of the program.

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

TESSCO TECHNOLOGIES INCORPORATED

Date: February 8, 2006	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)