Form 10-K
period 2006-03-26
TESSCO TECHNOLOGIES INC
filed 2006-06-19
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 26, 2006

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

Indicate by check mark if the registrant is a    well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐  Accelerated filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Stock Market as of September 25, 2005, was $42,287,719.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of June 1, 2006, was 4,202,688.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders scheduled to be held July 20, 2006, are incorporated by reference into Part III.

TABLE OF CONTENTS

PART 1
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules
Schedule II:	Valuation and Qualifying Accounts
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

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987 and have been listed on the NASDAQ Stock Market (symbol: TESS) since 1994. Today, we operate 24 hours a day, seven days a week, under ISO 9001:2000 registration. Our Global Logistics Center in Hunt Valley, Maryland and Americas Sales & Logistics Center in Reno, Nevada, configure orders for complete, on-time delivery throughout the world. Our solution offering, consisting of over 30,000 products from approximately 350 manufacturers, falls within the broad business segment categories of network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

We currently serve approximately 11,500 commercial customers and 8,100 consumers per month, including a diversified mix of carrier and public network operators, infrastructure site owners, program managers, contractors and integrators, industrial and enterprise self-maintained users, governments, manufacturers, repair centers, retailers, dealers and value-added resellers, affinity partners and consumers.

Products and Services

We identify, select, present, market, sell, supply, and support products and services required to design, build, run, maintain and use a wireless system. We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to $83,000 and gross profit margins ranging from less than 5% to over 90%. During fiscal year 2006, we offered over 30,000 products, classified into our three business segments: network infrastructure, mobile devices and accessories and installation, test and maintenance products, which accounted for approximately 31%, 53% and 16% of revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting and logistics integration. Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories, such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, such as providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians.  For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 9 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 26, 2006.

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

As part of our commitment to customer service, we typically allow customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 5% of revenues in each of the past three fiscal years.

As of March 26, 2006, we offered products purchased from approximately 350 manufacturers. A substantial portion of our inventory purchases are concentrated with a small number of vendors. In fiscal year 2006, products, primarily comprised of handsets, purchased directly from T-Mobile USA (T-Mobile), previously our largest vendor, and sold only to customers reached through our affinity relationship with T-Mobile, generated approximately 24% of our revenue and 5% of our gross profit. Our next nine top vendors accounted for approximately 31% of our fiscal year 2006 revenues and 38% of our gross profits, thus resulting in revenue and gross profit from sales of products purchased from our top ten vendors of approximately 55% and 44% of our total revenues and gross profits, respectively. Although we do not maintain long-term supply contracts with our vendors, we believe that, for other than those products purchased by us as part of our affinity relationships as described below, alternative sources of supply are available for many of the product types we carry. The agreements and arrangements on which most of our affinity relationships are based, are of limited duration and terminable by either party upon several months or otherwise short notice.

In mid-September 2005, T-Mobile, previously our largest affinity and overall customer relationship, completed the transition of the TESSCO provided e-commerce marketing and sales system to an in-house Web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship.

We supply repair and replacement materials to authorized service centers for Nokia Inc. (Nokia) in the United States, Canada and Latin America. Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to approximately 800 separate and distinct service centers each month, accounted for approximately 6% of our total revenues in fiscal year 2006. This relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, is dependent upon the continuation of the Nokia relationship. We also sell products other than Nokia repair and replacement materials to many of these customers. Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers.

We are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand these types of relationships, but there can be no assurance that we will continue to be successful in this regard in the future, or that competitive pressures or other events beyond our control will not have a negative impact on our ability to maintain these relationships or to continue to derive revenue from these relationships.

Customers

Our customer base consists of commercial customers and consumers, which accounted for approximately 71% and 29%, respectively, of fiscal year 2006 revenues. Commercial customers share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system. Our commercial customers are categorized into two different markets:  1) public carriers and network operators and 2) self-maintained users (SMUs), governments and resellers, which accounted for approximately 21% and 79%, respectively, of fiscal year 2006 commercial revenues. Public carriers and network operators are system operators that are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers. SMUs, government and reseller customers include:

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

Consumers place orders for wireless phones, data devices, and related accessories via telephone and the Internet primarily through our affinity-marketing programs. Under these programs, we collaborate with our affinity-marketing clients to market to their customers under their brands. In most cases, we act as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from our inventory and collecting payment. Our affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments. In addition to our affinity programs, we maintain our own internally developed consumer Web site, YourWirelessSource.comTM, which offers cellular phone accessories from OEMs and Wireless Solutions®, our own private brand, and other complementary consumer wireless products.

As discussed above, T-Mobile was previously our largest customer relationship. Under this relationship, we sold and delivered wireless phones and accessories to consumers and other end-users. Sales to customers reached through the T-Mobile relationship included sales of items purchased directly from T-Mobile (as discussed above under the caption “Products and Services”), primarily handsets, sales of additional phone accessories purchased from other third-party vendors, and other supply chain services billings. In mid-September 2005, T-Mobile completed the transition of the TESSCO provided e-commerce marketing and sales system to an in-house Web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship. Sales to customers through the T-Mobile affinity program accounted for approximately 26% of our revenues and 12% of gross profits during fiscal year 2006. Our next nine largest customer relationships accounted for 9% and 10% of our total revenues and gross profits, respectively, during fiscal year 2006, and therefore, our top ten customer relationships totaled 35% and 22% of our total revenues and gross profits, respectively.

Although we currently service customers in over 100 countries, approximately 97% of our sales have been made to customers in the United States during each of the past three years. Due to our diverse product segments and our wide customer base, our business is not significantly affected by seasonality.

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

•                  Understanding and anticipating customers’ needs and building solutions by cultivating lasting relationships;

•                  Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including the Solutions Guide, and TESSCO.com®, our Internet-based Solution and Transaction System;

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

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consist of these integrated units:

Market Development and Sales:  In order to meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on three primary markets: public carrier and network operator (e.g., carriers, infrastructure site owners, program site managers, contractors and integrators); SMUs, governments and resellers (e.g., self-maintained users, governments, manufacturers, repair centers, retailers, dealers, value-added resellers); and consumers (e.g., affinity programs, Web store programs and fulfillment and consumer services). This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers’ needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 220,000 existing and potential customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our knowledge tools and through phone contact, electronic communications and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship. The process aims at the attraction of prospects to TESSCO, the conversion of these prospects to buying customers, and the ultimate migration to loyal, total-source monthly buyers.

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

We utilize our WPKS to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product and supply chain decisions. These knowledge tools are an integrated suite of informational print and electronic media. They include: the Solutions Guide, which is distributed annually to over 55,000 current and prospective buyers; The Wireless Journal®, which is distributed bi-monthly to over 107,000 individuals and is designed to introduce the reader to our capabilities and product offerings and contains information on significant industry trends and product reviews; a monthly electronic version of The Wireless Journal, which is e-mailed to over 75,000 different individuals, and is uniquely produced for various portions of our customer base; the Solutions Guide for Resellers, designed specifically for retailers as a countertop tool and in-store accessories sales solution; 20,000 Site Planning Guides, created for carriers and tower contractors as they plan their site builds and repairs; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®.

TESSCO.com® is our virtual, Internet-based commerce site. It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions. Intended for our commercial customers who design, build, run, maintain and use everything wireless, its feature-rich capabilities include:

•                  An electronic version of our printed Solutions Guide and other knowledge tools;

•                  Twelve product search options, ranging from key word searches to product category browsing;

•                  Real-time pricing and product availability;

•                  Easy ordering capabilities, including a worksheet ordering tool which allows for the construction and configuration of a total source order; additionally, worksheets can be saved with or without protection, as well as copied, shared, uploaded and emailed;

•                  Order confirmation — specifying the contents, order status, delivery date, tracking number and total cost of an order;

•                  Order reservations, order status, back-order details and four-month order history;

•                  The ability to view invoices online and customer-specific pricing, based on our tiered pricing levels tied to a customer’s aggregate purchase volume;

•                  Comprehensive, targeted marketing pages for more than 150 product solutions;

•                  Interactive illustrations for a range of wireless applications; and

•                  Variety of useful customer service, financial and technical support pages.

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

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 26, 2006 and March 27, 2005, we had an immaterial level of backlog orders. All backlog orders as of March 26, 2006, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 26, 2006 and March 27, 2005, inventory write-offs were 0.5% and 0.4% of total purchases, respectively. Generally, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2006 and 2005 were 6.9 and 8.2, respectively.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The average number of commercial customers per month increased from 9,900 in fiscal year 2005 to 10,900 in fiscal year 2006. An average of 20,600 consumer end-users were served per month in fiscal year 2006 as compared with 36,100 in fiscal year 2005. This decline in consumers is due to the T-Mobile transition discussed above.

Fulfillment and Distribution:  Orders are received at our Hunt Valley and Reno customer sales support centers. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials-handling system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, minimize multiple product shipments to complete an order and limit inventory duplication. Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. Orders are delivered to customers by a variety of freight line and parcel transportation carriers with whom we contract. During fiscal year 2005, we made a substantial investment in this system, which we refer to as our Configuration, Fulfillment and Delivery technology system, at our Global Logistics Center. The same system is expected to be implemented at our Americas Sales & Logistics Center during fiscal year 2007.

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

Information Technology:  Critical to the success of our operations is our information technology system. We have made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our distribution centers. The information contained in the system is available on a real-time basis to all of our employees and is utilized in every area of our operations. As discussed above, we have made, and continue to make, investments in our Configuration, Fulfillment and Delivery technology system.

We develop, construct, maintain and host several Web sites for certain affinity partners. These sites include control capabilities, including partner branding, independent landing pages and URLs, product filtering and purchase authorization limits that allow us to seamlessly interact with the customer, fulfill online orders and provide required information to these affinity partners.

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

Acquisitions

In April 2006, we acquired the non-cash assets and businesses of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a prepayment against future earn-out payments, if any). To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment. The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.

The TerraWave business, now owned by TESSCO, designs, configures and offers 802.11 Wi-Fi products and accessories, many of which are branded under TerraWave’s private label. Some of the TerraWave-branded products are sold with products of Cisco Systems under Cisco’s Strategic Technology Integrator program. The GigaWave business, now owned by TESSCO, provides curriculum development and hands-on, instructor-led training courses for the Wireless Local Area Network (WLAN) industry. GigaWave develops and delivers wireless networking courseware for Cisco Systems, allowing IT professionals to obtain Cisco Wireless Certifications.

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Sprint North Supply, Anixter, Westcon, Comstor, Tech Data, Ingram Micro, Superior Communications, Site Pro 1 and Wincomm, as well as numerous regional distributors, including Talley Communications. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market. Some of our current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including “TESSCO®,” “Delivering What You Need…When and Where You Need It®,” “Your Total Source®,” “Your Virtual Inventory®,” “The Wireless Journal®,” “Wireless Solutions®,” “The Vital Link to a Wireless World®,” “Transmitter®,”  “T-Flash®,” “Techdirect®,” “A Simple Way of Doing Business Better®,” “Terrawave Solutions®,” and “Gigawave Technologies®.” Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2006 and there are no material expenditures planned for such purposes in fiscal year 2007.

Employees

As of March 26, 2006, we had 638 full-time equivalent employees. Of our full-time equivalent employees, 323 were engaged in customer and vendor service, marketing, sales and product management, 243 were engaged in fulfillment and distribution operations and 72 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	62	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is chairman, president and chief executive officer and founded the business in 1982.

David M. Young	35	Senior Vice President, Chief Financial Officer and Corporate Secretary

David M. Young joined the Company in July 1999 and has served as senior vice president and chief financial officer since March 2006. Between April 2002 and February 2006, Mr. Young served as a vice president, and between February 2005 and March 2006, he served as acting chief financial officer. Prior to February 2005, Mr. Young served as the Company’s controller. Since March 2004, Mr. Young has served, and continues to serve, as Corporate Secretary. Prior to joining the Company, Mr. Young served as assistant vice president and assistant corporate controller at Integrated Health Services, Inc.

Gerald T. Garland	55	Senior Vice President of Solutions Development and Product Management

Gerald T. Garland rejoined the Company in April 2003 and has served as senior vice president of solutions development and product management since April 2006. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004 and as senior vice president of the network infrastructure line of business since April 2003. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Douglas A. Rein	46	Senior Vice President of Fulfillment and Operations

Douglas A. Rein joined the Company in July 1999 as senior vice president of fulfillment and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Said Tofighi	51	Senior Vice President of Customer Supply Chain

Said Tofighi rejoined the company in October 2000 as vice president of customer administration. In April 2005, Mr. Tofighi began serving as vice president of the customer supply chain unit and served in that capacity until May 2006, when he was appointed senior vice president, customer supply chain. Mr. Tofighi originally joined the Company in March 1993 and served in various leadership roles through July 1999. From July 1999 through October 2000, Mr. Tofighi worked outside the Company.

Item 1A. Risk Factors.

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. The following are certain risk factors that could adversely affect our business, financial position and results of operations. These risk factors and others described in this Annual Report on Form 10-K should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also adversely affect our business, financial position and results of operations. If our business, financial position and results of operations are adversely affected by any of these or other adverse events, our stock price would also likely be adversely affected.

RISKS RELATING TO OUR BUSINESS

We face significant competition in the wireless communications distribution industry.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, as well as numerous regional distributors. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Some of our current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

The loss of key customers or affinity partners will have a material adverse affect on our business, financial position and results of operations.

Most of our agreements with affinity partners are terminable by either party upon several months or otherwise short notice. Customers typically do not have an obligation to make purchases from us. In the event a significant customer decides to make its purchases from another source, experiences a significant change in demand internally or from its own customer base, becomes financially unstable, or is acquired by another company, our ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on our business, financial position and results of operations.

The loss of key vendors or suppliers could have a material adverse affect on our business, financial position and results of operations.

We do not maintain long-term supply contracts with our vendors or suppliers. If our vendors or suppliers refuse to, or for any reason are unable to supply products to us, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels and meet customer demand, and our business, financial position and results of operations would be adversely affected.

Consolidation among wireless service carriers could result in the loss of significant customers.

The wireless service carrier industry has experienced significant consolidation in recent years. If any of our significant customers or partners are acquired or consolidate with others carriers, or are otherwise involved in any significant transaction that results in them ceasing to do business with us, or significantly reducing the level of business that they do with us, our revenues from those customers could be significantly affected, possibly resulting in an adverse affect on our business, financial position and results of operations.

The failure of our information systems or inability to upgrade them could have a material adverse affect on our business, financial position and results of operations.

We are highly dependent upon our internal computer and telecommunication systems to operate our business. There can be no assurance that our information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our information systems, that we will be able to convert to new systems efficiently, or that we will be able to integrate new programs effectively with our existing programs. Any of such problems, or any significant damage or destruction of these systems, could have an adverse affect on our business, financial position and results of operations.

We depend heavily on e-commerce, and website security breaches or Internet disruptions could have a material adverse affect on our business, financial position and results of operations.

We rely on the Internet (including TESSCO.com® and other affinity websites) for a significant percentage of our orders and information exchanges with our customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. There can be no assurances that our website will not experience any material breakdowns, disruptions or breaches in security. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers or suppliers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information or placing orders. This could have an adverse affect on our business, financial position and results of operations.

The telecommunications products marketplace is dynamic and challenging because of the continued introduction of new products and services.

We must constantly introduce new products, services and product features to meet competitive pressures. We may be unable to timely change our existing merchandise sales mix in order to meet these competitive pressures, which may result in increased inventory costs or loss of market share.

Additionally, our inventory may also lose value due to price changes made by our significant vendors, in cases where our arrangements with these vendors do not provide for inventory price protection, or in cases that the vendor is unable or unwilling to provide these protections.

We rely on independent shipping companies to deliver inventory to us and to ship products to customers.

We rely on arrangements with independent shipping companies, for the delivery of our products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse affect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. This could adversely impact our selling, general and administrative expenses or lead to price increases to our customers which could decrease customer demand for our products.

We intend to explore additional growth through acquisitions.

As part of our growth strategy, we may continue to pursue the acquisition of companies that either complement or expand our existing business. As a result, we regularly evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject to, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

We offer credit to our customers and, therefore, are subject to significant credit risk.

We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-day payment terms. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition.

We require substantial capital to operate, and the inability to obtain financing on favorable terms will adversely impact our business, financial position and results of operations.

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. Our currently existing $30 million revolving credit facility expires in September 2007, and although we expect to either extend or replace this facility, there can be no assurances that we will be able to do so on favorable terms, or at all. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse affect on our business. Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse affect on our business, financial position and results of operations. We have and may also in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business. While our success depends upon the skills of many of our personnel, we are particularly dependent upon the skills and leadership of Robert B. Barnhill, Jr., our chairman, president and chief executive officer. The loss of any of these individuals, and particularly Mr. Barnhill, could have a material adverse affect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs). If performance targets associated with these PSUs are not met, or the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs is also limited by the provisions of and our available shares in our current and/or future stock incentive plans, which may be subject to shareholder approval.

Changes in accounting rules could have a material adverse impact on our results of operations.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant affect on our reported results and may affect our reporting of transactions before a change is announced.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R is a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards and was adopted by us on March 27, 2006. The adoption of the SFAS No. 123R could have an impact on our reported results of operations. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current financial accounting standards. This requirement may reduce our net operating cash flows and increase net financing cash flows. Furthermore, the application of SFAS No. 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for appropriately valuing share-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how SFAS No. 123R will be interpreted and applied as companies and their advisors gain more experience with the standard. There is a risk that, as we and others gain experience with SFAS No. 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods. Any such corrections of charges taken in a prior period could negatively affect our results of operations, stock price and our stock price volatility.

We may be subject to litigation.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, other adverse affects. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on business, financial position and results of operations for the period in which the ruling occurred or future periods.

The damage or destruction of either of our principal facilities could materially adversely impact our business, financial position and results of operations.

If our Global Logistics Center in Hunt Valley, Maryland or our Americas Sales & Logistic Center in Reno, Nevada were to be significantly damaged or destroyed, we could suffer a loss of product inventory and our ability to conduct our business in the ordinary course would be materially and adversely affected.

On October 12, 2002, a significant portion of our Global Logistics Center in Hunt Valley, Maryland was damaged as a result of a water main break occurring on an adjacent property. This event resulted in a temporary suspension of our operations and required a substantial commitment of funds and effort over time to rebuild this facility. Since that time, our Americas Sales & Logistic Center in Reno, Nevada has become fully operational. Nevertheless, another temporary or protracted loss of either facility could have a material adverse affect on our business, financial position and results of operations. Currently, we maintain insurance coverage against damage to our property and equipment, and additional coverage for business interruption and extra expenses. If we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies.

We may be unable to successfully execute our merchandising and marketing strategic initiatives.

We are focusing our sales and marketing efforts and initiatives to maximize sales. If we fail to successfully execute these initiatives, our business, financial position and results of operations could be adversely affected.

We rely on trademark filings and confidentiality agreements to protect our intellectual property rights.

In an effort to protect our intellectual property, including our product data, customer information and information technology systems, through trademark filings and nondisclosure, confidentiality and trade secret agreements, we typically require our employees, consultants and others having access to this information or our technology to execute confidentiality and non-disclosure agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could adversely affect our business. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants and others have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our proprietary information or trade secrets could impair our competitive position and could have a material adverse affect on our business, financial condition and results of operations. Others may obtain patent protection for technologies that are important to our business, and as a result, our business, financial position and results of operations may be adversely affected. In response to patents of others, we may need to license the rights to use the technology patented by others, or in the event that a license cannot be obtained, design our systems around the patents of others. There can be no assurances as to our ability to obtain any such licenses or to design around the patents of others, and our inability to do so could have an adverse affect on our business, financial position and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

It may be difficult for a third party to acquire the Company, which could affect the price of our common stock.

Certain provisions of our certificate of incorporation and bylaws, and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management. These provisions include a classified Board of Directors with staggered three-year terms, and limitations on the removal of directors other than for cause, and then only upon the affirmative vote of 75% of our outstanding common stock. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained. Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares.

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned over 50% of our outstanding common stock as of March 26, 2006.  Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 20% of our outstanding common stock as of March 26, 2006. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility located north of Baltimore in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC. This lease expires in May 2007. Monthly rent payments range from $110,300 to $125,000 throughout the lease term. We are currently evaluating our needs for sales, marketing and administrative office space beyond May 2007. West coast sales and fulfillment is facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. The GLC is encumbered by a deed of trust as security for a term loan. See Note 7 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Each of our three business segments uses all of our properties for either sales or fulfillment purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Stock Market since September 28, 1994, under the symbol “TESS.” The quarterly range of prices per share during fiscal years 2005 and 2006 are as follows:

	High	Low
Fiscal Year 2005
First Quarter	$19.09	$11.50
Second Quarter	18.65	7.86
Third Quarter	14.12	9.87
Fourth Quarter	17.69	12.50

Fiscal Year 2006
First Quarter	$16.25	$12.35
Second Quarter	15.52	12.07
Third Quarter	17.40	12.50
Fourth Quarter	18.80	15.20

As of June 1, 2006, the number of shareholders of record of the Company was 59. We estimate that the number of beneficial owners as of that date was approximately 2,500.

We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. Our revolving credit facility prohibits the payment of cash dividends without the prior written consent of the lender.

During the first quarter of fiscal 2004, our Board of Directors established a stock buyback program and authorized the purchase of up to 450,000 shares of our common stock. On October 20, 2005, the Board of Directors amended the program, authorizing the purchase of an additional 450,000 shares of our common stock. Through the end of the fiscal year 2006, we have repurchased 500,703 shares of our outstanding common stock pursuant to this program for approximately $5.7 million, or an average price of $11.44 per share. Of the total shares repurchased, 133,800 shares were purchased in fiscal year 2006 at an average price of $15.45 per share, 254,003 shares were repurchased in fiscal year 2005 at an average price of $11.45 per share and 112,900 shares were repurchased in fiscal year 2004 at an average price of $6.68 per share. An aggregate of 399,297 shares remain available for repurchase under this program. No repurchases were made in any month during the fourth quarter of fiscal year 2006, and no timetable has been set for the completion of this program.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 26, 2006	March 27, 2005	March 28, 2004	March 30, 2003	March 31, 2002
STATEMENT OF INCOME DATA
Revenues	$477,329,300	$513,027,300	$352,674,300	$273,913,400	$248,915,100
Cost of goods sold	374,316,300	418,180,500	275,028,200	202,598,700	180,432,600
Gross profit	103,013,000	94,846,800	77,646,100	71,314,700	68,482,500
Selling, general and administrative expenses	94,268,800	84,747,400	73,444,300	67,462,900	61,608,600
Benefit from insurance proceeds(1)	—	—	(3,054,000)	(1,212,500)	—
Restructuring charges(2)	—	—	2,285,700	—	—
Income from operations	8,744,200	10,099,400	4,970,100	5,064,300	6,873,900
Interest, net	358,500	166,200	167,700	105,500	484,000
Income before provision for income taxes	8,385,700	9,933,200	4,802,400	4,958,800	6,389,900
Provision for income taxes	3,270,500	3,866,000	1,910,600	1,910,200	2,484,000
Net income	$5,115,200	$6,067,200	$2,891,800	$3,048,600	$3,905,900
Diluted earnings per share	$1.20	$1.39	$0.65	$0.67	$0.85
Diluted weighted average shares outstanding	4,274,300	4,373,900	4,469,000	4,525,600	4,575,900

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.4	81.5	78.0	74.0	72.5
Gross profit	21.6	18.5	22.0	26.0	27.5
Selling, general and administrative expenses	19.7	16.5	20.8	24.6	24.7
Benefit from insurance proceeds	—	—	(0.9)	(0.4)	—
Restructuring charges	—	—	0.6	—	—
Income from operations	1.8	2.0	1.4	1.8	2.8
Interest, net	0.0	0.0	0.0	0.0	0.2
Income before provision for income taxes	1.8	1.9	1.4	1.8	2.6
Provision for income taxes	0.7	0.7	0.5	0.7	1.0
Net income	1.1%	1.2%	0.8%	1.1%	1.6%
SELECTED OPERATING DATA
Average commercial buyers per month	10,900	9,900	9,400	9,200	8,900
Average consumer buyers per month	20,600	36,100	34,500	22,700	13,600
Return on assets(3)	3.6%	4.2%	2.1%	2.3%	4.2%
Return on equity(3)	8.1%	10.4%	4.4%	4.4%	8.0%

BALANCE SHEET DATA
Working capital	$45,704,400	$41,000,200	$37,330,100	$35,543,900	$31,156,600
Total assets	126,800,400	160,557,200	129,128,700	100,238,000	100,229,300
Short-term debt	442,500	362,600	282,000	372,800	5,785,800
Long-term debt	4,559,400	5,000,700	5,354,700	5,660,800	6,063,400
Shareholders’ equity	65,106,800	60,822,100	56,333,500	53,985,800	50,807,400

(1)          Represents the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center (see Note 10 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

(2)          Represents termination costs and facility consolidation costs associated with our profitability improvement program (see Note 11 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

(3)          Excludes the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center and the termination costs and facility consolidation costs associated with our profitability improvements programs.

Quarterly Results of Operations (Unaudited)

	Fiscal Year 2006 Quarters Ended				Fiscal Year 2005 Quarters Ended
	Mar. 26, 2006	Dec. 25, 2005	Sept. 25, 2005	Jun. 26, 2005	Mar. 27, 2005	Dec. 26, 2004	Sept. 26, 2004	Jun. 27, 2004
Revenues	$96,561,300	$94,811,900	$137,632,800	$148,323,300	$150,907,500	$135,825,100	$115,689,700	$110,605,000
Cost of goods sold	71,899,900	70,849,000	109,266,200	122,301,200	125,836,300	111,420,400	92,708,200	88,215,600
Gross profit	24,661,400	23,962,900	28,366,600	26,022,100	25,071,200	24,404,700	22,981,500	22,389,400
Selling, general and administrative expenses	22,761,300	22,004,200	25,543,500	23,959,800	22,879,500	21,569,300	20,309,500	19,989,100
Income from operations	1,900,100	1,958,700	2,823,100	2,062,300	2,191,700	2,835,400	2,672,000	2,400,300
Interest, net	165,800	125,600	29,100	38,000	51,800	37,100	42,700	34,600
Income before provision for income taxes	1,734,300	1,833,100	2,794,000	2,024,300	2,139,900	2,798,300	2,629,300	2,365,700
Provision income taxes	676,500	714,900	1,089,600	789,500	826,600	1,091,400	1,025,400	922,600
Net income	$1,057,800	$1,118,200	$1,704,400	$1,234,800	$1,313,300	$1,706,900	$1,603,900	$1,443,100
Diluted earnings per share	$0.25	$0.26	$0.40	$0.29	$0.31	$0.40	$0.36	$0.32

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.5	74.7	79.4	82.5	83.4	82.0	80.1	79.8
Gross profit	25.5	25.3	20.6	17.5	16.6	18.0	19.9	20.2
Selling, general and administrative expenses	23.6	23.2	18.6	16.2	15.2	15.9	17.6	18.1
Income from operations	2.0	2.1	2.0	1.4	1.4	2.1	2.3	2.2
Interest, net	0.2	0.1	0.0	0.0	0.0	0.0	0.0	0.0
Income before provision for income taxes	1.8	1.9	2.0	1.4	1.4	2.1	2.3	2.1
Provision for income taxes	0.7	0.7	0.8	0.5	0.5	0.8	0.9	0.8
Net income	1.1%	1.2%	1.2%	0.8%	0.9%	1.3%	1.4%	1.3%

SELECTED OPERATING DATA
Average commercial buyers per month	11,500	11,200	10,600	10,300	9,900	10,000	9,800	9,700
Average consumer buyers per month	8,100	7,300	29,400	37,700	37,900	37,200	34,300	35,000
Return on assets	3.3%	3.6%	5.2%	3.2%	3.4%	4.7%	4.9%	4.7%
Return on equity	6.6%	7.0%	10.8%	8.0%	8.7%	11.7%	11.0%	10.1%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis (MD&A) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, “Item 1: Business,” Part II, “Item 6: Selected Financial Data,” and Part II, “Item 8: Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, including Part I, “Item 1A:  Risk Factors.”  Our actual results may differ materially from those described in any such forward-looking statement.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems. Although we sell products to customers in over 100 countries, approximately 97% of our sales are made to customers in the United States. We have operations and office facilities in both Hunt Valley, Maryland and Reno, Nevada. Due to the diversity in our business, we are not significantly affected by seasonality.

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance. Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry. Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories. Mobile devices and accessory products are widely sold to commercial customers and consumers. Commercial customers include retail stores, value-added resellers and dealers. Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% of all of our installation, test and maintenance sales for fiscal year 2006 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia). The arrangements on which these relationships are based, like many of our other customer and vendor arrangements, are of limited duration and are terminable by either party upon several months or otherwise short notice. The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians. Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.

In mid-September 2005, T-Mobile USA (T-Mobile), previously our largest affinity and overall customer relationship, completed the transition of the TESSCO provided e-commerce marketing and sales system to an in-house web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship. At the end of the second fiscal quarter of 2006, we began to eliminate certain dedicated expenses related to this relationship, which included: freight out and distribution supplies; compensation and benefit costs related to fulfillment and returns processing, in-bound call center, program management, and credit and collections; credit card fees and bad debt expenses related to cash collections directly from end users; and e-commerce expenses. For the first six months of fiscal year 2006, T-Mobile accounted for 45% and 22% of total revenues and gross profits, respectively. As a result of the termination of the relationship, our overall consumer revenues and gross profits for the full fiscal year decreased 44% and 38%, respectively, from fiscal year 2005. However, due in part to our increased focus on our commercial business, these decreases were partially offset by a 26% and 27% increase in commercial sales and gross profits, respectively, in fiscal year 2006 as compared with fiscal year 2005, and total revenues decreased 7% while gross profit grew 9% in the same period. Net income in fiscal year 2006 decreased 16% as compared with fiscal year 2005.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2006, 2005 and 2004:

(Dollars in thousands, except per share data)			2005 to 2006			2004 to 2005
	2006	2005	$ Change	% Change	2004	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$ 53,104	$ 56,620	$ (3,516)	(6.2%)	$ 46,912	$ 9,708	20.7%
SMUs, Governments and Resellers	95,806	74,277	21,529	29.0%	67,694	6,583	9.7%
Total Network Infrastructure	148,910	130,897	18,013	13.8%	114,606	16,291	14.2%

Mobile Devices and Accessories:
Public Carriers and Network Operators	2,794	3,068	(274)	(8.9%)	4,094	(1,026)	(25.1%)
SMUs, Governments and Resellers	113,758	72,347	41,411	57.2%	54,699	17,648	32.3
Total Mobile Devices and Accessories	116,552	75,415	41,137	54.5%	58,793	16,622	28.3

Installation, Test and Maintenance:
Public Carriers and Network Operators	16,971	19,905	(2,934)	(14.7%)	19,798	107	0.5%
SMUs, Governments and Resellers	57,601	43,280	14,321	33.1%	31,904	11,376	35.7%
Total Installation, Test and Maintenance	74,572	63,185	11,387	18.0%	51,702	11,483	22.2%
Total Commercial Revenues	340,034	269,497	70,537	26.2%	225,101	44,396	19.7%
Consumer Revenues — Mobile Devices and Accessories	137,295	243,530	(106,235)	(43.6%)	127,573	115,957	90.9%
Total Revenues	$ 477,329	$ 513,027	$ (35,698)	(7.0%)	$ 352,674	$ 160,353	45.5%

(Dollars in thousands, except per share data)			2005 to 2006			2004 to 2005
	2006	2005	$ Change	% Change	2004	$ Change	% Change
Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$ 12,669	$ 13,248	$ (579)	(4.4%)	$ 11,503	$ 1,745	15.2%
SMUs, Governments and Resellers	22,076	17,798	4,278	24.0%	17,005	793	4.7%
Total Network Infrastructure	34,745	31,046	3,699	11.9%	28,508	2,538	8.9%

Mobile Devices and Accessories:
Public Carriers and Network Operators	781	851	(70)	(8.2%)	949	(98)	(10.3%)
SMUs, Governments and Resellers	27,858	19,572	8,286	42.3%	14,015	5,557	39.7%
Total Mobile Devices and Accessories	28,639	20,423	8,216	40.2%	14,964	5,459	36.5%

Installation, Test and Maintenance:
Public Carriers and Network Operators	3,961	4,548	(587)	(12.9%)	5,053	(505)	(10.0%)
SMUs, Governments and Resellers	18,791	11,802	6,989	59.2%	8,732	3,070	35.2%
Total Installation, Test and Maintenance	22,752	16,350	6,402	39.2%	13,785	2,565	18.6%
Total Commercial Gross Profit	86,136	67,819	18,317	27.0%	57,257	10,562	18.4%
Consumer Gross Profit — Mobile Devices and Accessories	16,877	27,028	(10,151)	(37.6%)	20,389	6,639	32.6%
Total Gross Profit	$ 103,013	$ 94,847	$ 8,166	8.6%	$ 77,646	$ 17,201	22.2%

Selling, general and administrative expenses	$ 94,269	$ 84,748	$ 9,521	11.2%	$ 73,444	$ 1,304	15.4%
Benefit from insurance proceeds	—	—	—	—	(3,054)	3,054	NM
Restructuring charges	—	—	—	—	2,286	(2,286)	NM
Income from operations	8,744	10,099	(1,355)	(13.4%)	4,970	5,129	103.2%
Interest, net	359	166	193	116.3%	168	(2)	(1.2%)
Income before provision for income taxes	8,385	9,933	(1,548)	(15.6%)	4,802	5,131	106.9%
Provision for income taxes	3,270	3,866	(596)	(15.4%)	1,910	1,956	102.4%
Net income	$ 5,115	$ 6,067	$ (952)	(15.7%)	$ 2,892	$ 3,175	109.8%

Diluted earnings per share	$ 1.20	$ 1.39	$ (0.19)	(13.7%)	$ 0.65	$ 0.74	113.8%

NM — not meaningful

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues. Revenues for fiscal year 2006 decreased 7% as compared with fiscal year 2005, primarily due to a 44% decrease in consumer revenues as a result of the transition in the second quarter of fiscal year 2006 of our T-Mobile relationship as discussed above. This decrease in consumer revenues was largely offset by a 26% increase in commercial revenues, driven by growth in each of our three commercial lines of business.

Our mobile devices and accessories revenues, including both commercial and consumer sales, decreased 20% for fiscal year 2006 compared with fiscal year 2005. We experienced significant growth in commercial sales of mobile devices and accessory products, which was offset by a significant decline in consumer sales. Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 55% over the prior year, due in part to new product introductions, enhanced merchandising and packaging programs and new wireless carrier retail relationships. The decrease in consumer sales of mobile devices and accessories was primarily due to the transition of our T-Mobile affinity relationship in the second quarter of fiscal year 2006. Our T-Mobile affinity relationship accounted for approximately 26% and 12% of total revenues and gross profit, respectively, in fiscal year 2006 and approximately 44% and 20% of total revenues and gross profit, respectively, in fiscal year 2005.

The 14% increase in our network infrastructure sales for this fiscal year over the same period of last year is primarily attributable to an increase in sales of fixed wireless broadband products and radio frequency (RF) propagation products. The market for broadband and network equipment products continues to emerge and grow. All of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer. Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business increased 18% from the prior-year period, primarily due to increased sales of repair parts and components, tools, shop supplies and safety apparel and equipment, which were partially offset by decreased revenues from test and bench equipment.

Gross Profit. Gross profit grew 9% in fiscal year 2006 compared with fiscal year 2005, driven by growth in each of our three commercial business segments. Commercial gross profit grew 27% and was partially offset by a 38% decrease in consumer gross profit. Gross profit margin increased to 21.6% in fiscal year 2006 from 18.5% in fiscal year 2005. Gross profit margin decreased slightly in our network infrastructure segment, from 23.7% to 23.3%, and increased to 30.5% from 25.9% in our installation, test and maintenance segment. Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis. Gross profit margin in our mobile devices and accessories segment increased to 17.9% in fiscal year 2006 from 14.9% in fiscal year 2005, due to changes in sales mix. The gross profit margin for our consumer sales increased slightly over the prior-year period due to the loss of lower margin handset sales and the receipt of standby fees from our T-Mobile relationship which was transitioned in the second quarter of fiscal year 2006. The decrease in commercial gross profit margin for our mobile devices and accessories segment, from 27.1% for fiscal year 2005 to 24.6% for fiscal year 2006, is attributable to sales mix within the product offering in part due to new retail relationships established during fiscal year 2006. During fiscal year 2006, we began sourcing a significant portion of our private branded subscriber accessory product line directly from factories in China. Prior to fiscal 2006, we purchased this type of product from U.S. sources. While sales of these directly sourced products represent a relatively immaterial percentage of our total sales, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products after accounting for additional supply chain costs and lead times. We also believe that these cost savings have allowed us to be more competitive in the market. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each affinity relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our affinity relationships are based are typically of limited duration, and are terminable by either party upon several months or otherwise short notice. These affinity relationships could also be affected by wireless carrier consolidation.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 11% during fiscal year 2006 as compared with fiscal year 2005. Total selling, general and administrative expenses as a percentage of revenues increased from 17% in fiscal year 2005 to 20% in fiscal year 2006 due to the increase in expense as discussed below.

The largest factors contributing to the increase in total selling, general and administrative expenses were increased labor fulfillment costs and expenses related to business generation activities. These increases are reflective of our increased focus on our commercial business during fiscal year 2006. During the fourth quarter of fiscal year 2005, fulfillment costs and labor costs increased due to start-up issues associated with our new Configuration, Fulfillment and Delivery technology system that was initiated during that quarter. We continued to see increases in fulfillment costs and labor costs in the first quarter of fiscal year 2006 related to this system, but to a lesser extent. Labor costs have also increased over the prior-year period, related to investments in business generation personnel in an effort to drive commercial revenue growth. Total labor costs, including benefits, increased by approximately $5.0 million from fiscal year 2005 to fiscal year 2006.

Marketing expenses also increased in fiscal year 2006 as compared with fiscal year 2005. In the first quarter of fiscal year 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers. In the third quarter of fiscal year 2006, we launched programs designed to increase our base of customers and our customers’ monthly purchases. Although we believe that these programs contributed to the growth in our commercial business during fiscal year 2006, there can be no assurance as to the extent that these programs will increase future revenues or gross profits. Total marketing and sales promotion expenses increased by approximately $2.4 million from fiscal year 2005 to fiscal year 2006.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation. Accordingly, we recorded a provision for bad debts of $742,800 and $1,227,000 for fiscal year 2006 and fiscal year 2005, respectively.

Interest, Net. Net interest expense increased from $166,200 in fiscal year 2005 to $358,500 in fiscal year 2006, primarily due to increased interest expense on our revolving credit facility and our term bank loan, partially offset by increased interest income. As noted below, beginning October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%. Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2006 and 2005 were 39.0% and 38.9%, respectively. The effective tax rate for fiscal year 2006 increased due to minor changes in our relationship between non-deductible expenses and taxable income, as well as changes in the taxability in certain states. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2006 decreased 16% and 14%, respectively, compared with fiscal year 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenues. Revenues grew 46%, in fiscal year 2005 over fiscal year 2004 driven by growth in each of our three business segments and both our commercial and consumer markets. Total commercial sales grew 20%, while consumer sales grew 91%.

We experienced significant growth in both commercial and consumer sales of mobile devices and accessory products. The increase in consumer sales of mobile devices and accessories revenues was primarily due to strong growth in our affinity consumer-direct sales channel, primarily attributed to increased volumes from our T-Mobile affinity relationship. Handset and accessory revenues from this affinity relationship with T-Mobile collectively accounted for approximately 44% of total revenues in fiscal year 2005; however, gross profit generated through the T-Mobile relationship represented only 20% of our total gross profit.  In fiscal year 2005, aggregate sales of mobile devices and accessories through both our T-Mobile relationship and our other affinity consumer-direct sales channels represented 47% of our total revenues, but because a significant portion of these sales relate to lower margin handset sales as described below, gross profit from these sales represented only 29% of our total gross profit. Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 28% over the prior year, due in part to enhanced merchandising and packaging programs and an increase in data product sales.

The 14% increase in our network infrastructure sales was attributable to increases in sales of RF propagation products such as antennas and cable, as well as increased sales of broadband and in-building products. We believe that pent up demand for new technologies and increased spending in homeland security and public safety contributed to our growth in this line of business. During fiscal year 2005, we increased marketing efforts in this area, added several new vendors and improved inventory availability. These initiatives led to growth in broadband sales of approximately 20% in fiscal year 2005.

The 22% increase in installation, test and maintenance revenues was primarily attributable to increased sales of high-dollar test equipment and increased sales of repair and replacement parts under our relationships with several original equipment manufacturers. We believe that the increased capital spending leading to our growth in network infrastructure sales also contributed to the increase in installation, test and maintenance sales.

Gross Profit. Gross profit grew 22% in fiscal year 2005 compared to fiscal 2004, driven by growth in each of our three business segments and both of our commercial and consumer markets. Total commercial gross profit grew 18%, while consumer gross profit grew 33%. Gross profit margin decreased to 18.5% in fiscal year 2005 from 22.0% in fiscal 2004. Gross profit margin decreased to 23.7% from 24.9% in our network infrastructure segment and decreased to 25.9%

from 26.7% in our installation, test and maintenance segment. Generally, our gross margins by product within these segments were sustained and these minor variations were related to sales mix within the segment product offerings, including the sales growth of lower margin broadband products in our network infrastructure line of business. Gross profit margin in our mobile devices and accessories segment decreased to 14.9% from 19.0%. This decrease was wholly attributable to a decrease in gross profit margin for our consumer sales, and was minimally offset by an increase in gross profit margin for our commercial sales. The decrease in gross profit margin for our consumer sales, from 16.0% to 11.1%, was due to significantly increased volume of lower margin handset sales attributable to our affinity relationship with T-Mobile. The minor increase in commercial gross profit margin for our mobile devices and accessories segment, from 25.5% in fiscal year 2004 to 27.1% in fiscal year 2005, was attributable to sales mix within the product offering.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 15% in fiscal year 2005 compared with fiscal 2004. Due to the increase in revenues and other factors discussed below, total selling, general and administrative expenses decreased as a percentage of revenues to 16.5% in fiscal year 2005, from 20.8% in fiscal 2004.

The largest factor contributing to the increase in total selling, general and administrative expenses was increased fulfillment costs associated with the large growth in consumer revenue and to a lesser extent, the growth in commercial sales. Largely because of the success of our affinity relationships, the number of orders we delivered in fiscal year 2005 grew 36% compared to fiscal 2004. During the fourth quarter of fiscal year 2005, fulfillment costs and labor costs increased due to start-up issues associated with our new Configuration, Fulfillment and Delivery technology system that was initiated during the quarter.

Also contributing to the increase in total selling, general and administrative expenses were costs associated with our reward plans, including the expensing of stock options, expenses associated with Performance Stock Units (PSU), and accrual of bonus and other cash reward payments. During fiscal year 2005, we recognized stock compensation expense, primarily associated with the PSUs and the expensing of previously issued stock options, of $886,900.

Occupancy costs also increased due to rent and related costs associated with our sales, marketing and administrative offices. Through May 2004, these occupancy obligations were reimbursed through insurance proceeds, and in June of fiscal year 2005, we became solely responsible for these ongoing obligations. This leased space was originally used as temporary space during the October 2002 disaster. Following the disaster and during the subsequent rebuilding of our Global Logistics Center, we decided to continue using this facility. This rental expense increase was partially offset by rent expense savings related to a facility that was consolidated into our Global Logistics Center near the end of the third quarter of fiscal 2004, at which time we incurred a charge for the remaining lease payments for the consolidated facility, which ran through March 2006.

Beginning in fiscal year 2005, credit card and other banking and related fees are included in selling, general and administrative expenses; these fees had previously been classified as interest, fees and other expense, net on the Consolidated Statements of Income. Credit card and other banking and related fees for fiscal 2004 and prior years have been reclassified to selling, general and other administrative expenses to conform to the current year presentation. These fees increased $518,100 from fiscal year 2004 to fiscal year 2005, primarily due to higher credit card fees associated with the increase in consumer sales.

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

Interest, Net. Net interest expense for fiscal year 2005 was flat as compared with fiscal year 2004 as we only took minor draws on our revolving credit facility in each year. Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2005 and 2004 were 38.9% and 39.8%, respectively. The effective tax rate for fiscal year 2005 decreased due to minor changes in the relationship between non-deductible expenses and taxable income. As a result of the factors discussed above driving growth in sales, gross profit and selling, general and administrative expenses, net income and diluted earnings per share for fiscal year 2005 increased 110% and 114%, respectively, compared with fiscal year 2004.

Liquidity and Capital Resources

We had a net cash inflow from operating activities of $3.3 million in fiscal year 2006 compared with a net cash inflow of $4.3 million in fiscal year 2005. In fiscal year 2006, our cash inflow from operating activities was driven by net income plus depreciation and amortization and a significant decrease in trade accounts receivable and product inventory, partially offset by a decrease in trade accounts payable. The decreases in inventory, trade accounts receivable and trade accounts payable are primarily related to the termination of our T-Mobile affinity relationship in the second quarter of fiscal year 2006. The decreases in inventory and accounts payable related to T-Mobile products were largely offset by increases in inventory and accounts payable related to our repair and replacement parts relationship with Nokia.

Capital expenditures of $2.9 million in fiscal 2006 were down approximately 34% from expenditures of $4.4 million in fiscal year 2005. In both periods, capital expenditures primarily consisted of investment in information technology.

Net cash used in financing activities was $2.0 million in fiscal year 2006 compared with $2.8 million for fiscal year 2005. During fiscal year 2006, we purchased 133,800 shares of our outstanding common stock pursuant to our stock buyback program, compared with 254,003 shares purchased in fiscal year 2005. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2006, a total of 500,703 shares have been purchased under this program for approximately $5.7 million, or an average price of $11.44 per share. The Board of Directors has authorized the purchase of up to 900,000 shares in the aggregate, and therefore, 399,297 shares remained available to be purchased as of the end of fiscal year 2006. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion of this program.

We have a term loan in the original principal amount of $4.5 million with Wachovia Bank, N.A. and SunTrust Bank and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as our revolving credit facility. This loan had a balance of $4,125,000 at March 26, 2006.

On October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on our existing term bank loan discussed above, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swap provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.

Working capital increased to $45.7 million as of March 26, 2006, from $41.0 million as of March 27, 2005. Shareholders’ equity increased to $65.1 million as of March 26, 2006, from $60.8 million as of March 27, 2005.

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

Our currently existing $30 million revolving credit facility with Wachovia Bank, N.A. and Sun Trust Bank expires in September 2007, and although we expect to either extend or replace this facility, there can be no assurances that we will be able to do so on favorable terms, or at all. This facility is unsecured and interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.5% to 2.0%. The facility is subject to a borrowing base based on levels of trade accounts receivable and inventory, and is also subject to certain financial covenants, conditions and representations.

We were in compliance with these covenants at March 26, 2006. There was no outstanding balance on our revolving line of credit facility at March 26, 2006.

In April 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a prepayment against future earn-out payments, if any). To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment. The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million. The $3.8 million paid to date was funded through our revolving credit facility. Future earn-out payments, if any, are expected to be funded through operating cash flow, supplemented by our revolving credit facility, if needed.

We generated $4.3 million of net cash from operating activities in fiscal year 2005 compared to $5.6 million in fiscal year 2004. In fiscal year 2005, our cash flow from operations was driven largely by net income plus depreciation and amortization and a significant increase in trade accounts payable, partially offset by significant increases in both accounts receivable and product inventory. The large increase in accounts payable is largely a result of increased inventory purchases. These inventory purchases were necessary to support increased sales volumes and are related to all lines of business, but were primarily related to handsets and accessories in the consumer mobile devices and accessories business. In most cases, we have negotiated open payment terms with our vendors and manufacturers. We negotiate the duration of these payment terms when establishing and/or renewing relationships with vendors and manufacturers and attempt to balance the payment terms with other factors such as pricing, availability of competitive products and anticipated demand. The timing of payments related to past purchases and the amount of future inventory purchases will create periodic increases and decreases in the accounts payable balance. Trade accounts receivable grew significantly in fiscal year 2005 due to increased sales to our customers, many of whom maintain accounts with open terms.

Capital expenditures totaled $4.4 million in fiscal year 2005, primarily related to investments in information technology, including our Configuration, Fulfillment and Delivery technology system. In fiscal year 2004, capital expenditures totaled $5.0 million, comprised primarily of investments in information technology and the rebuilding of the Global Logistics Center. Also in fiscal year 2004, insurance proceeds related to property and equipment totaled $7.2 million.

We used $2.8 million of net cash from financing activities in fiscal year 2005 compared with a net usage of $0.9 million in fiscal year 2004. The increase in cash used was primarily related to increased purchases of our common stock pursuant to our stock buyback program. Through the end of fiscal year 2005, 366,903 shares of our outstanding common stock were purchased for approximately $3.7 million or an average price of $9.98 per share. Of the total shares repurchased, 254,003 shares were repurchased in fiscal year 2005 at an average price of $11.45 per share and 112,900 shares were repurchased in fiscal year 2004 at an average price of $6.68 per share.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We record revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. We record revenue when risk of loss has passed to the customer and, in most cases, shipments are made using FOB shipping terms. For a small portion of our sales, we use FOB destination terms and record the revenue when the product is received by the customer. Our prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record sales on transactions where collectibilty is reasonably assured.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenue based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenue on a net fee basis, regardless of amounts billed (less than 5% of our total revenue). If applying this revenue recognition guidance resulted in recording revenue on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

Most of our sales arrangements do not contain multiple elements. However, when we enter into arrangements that do contain multiple elements, we follow the guidance under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Therefore, at the inception of the arrangement, we determine if each deliverable under the arrangement represents a separate unit of accounting. We do this by determining whether the undelivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in our control (in cases where the arrangement includes a general right of return relative to the delivered item). During the first six months of the fiscal year, we had one significant multiple element arrangement, which included product configuration and distribution, web development, and web hosting/maintenance activities. All of the elements were delivered and billed based on output measures on a monthly basis. Fees and the billings for these elements were structured in a manner that reflected performance on the contract in accordance with the output measures; therefore, we recognized revenues based on the billing provisions in the contract. This relationship was terminated at the end of the second quarter.

Allowance for Doubtful Accounts. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to its current customer base. Typical payments from commercial customers are due 30 days from the date of the invoice. Sales made to consumers are primarily made through credit card transactions. We charge-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

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

Also under SFAS No. 123, we record compensation expense on our PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued. Accordingly, we determine the periodic financial statement compensation expense based upon the stock price at the PSU grant date; our projections of probable future EPS performance over the performance cycle; and the resulting amount of estimated share grants, net of actual forfeitures. Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods. Under the provisions of SFAS No. 123R, the amount of tax benefits relating to stock compensation, which have been included in operating cash flows for the period prior to the effective date will be reported in financing cash flows once the statement becomes effective. We adopted the fair value expense recognition provisions of SFAS No. 123 on March 29, 2004. Accordingly, other than the timing issue discussed below, the adoption of SFAS No. 123R is not expected to have a material impact on our consolidated financial position or results of operations. Currently, our calculation of stock compensation expense includes actual forfeitures; however, SFAS No. 123R will require us to include estimated forfeitures, and therefore, the required adoption of SFAS No. 123R could have a material impact on the timing of and, based on the accuracy of estimates of future actual forfeiters, the amount stock compensation expense. SFAS No. 123R is effective for us beginning in fiscal year 2007. We may adopt SFAS No. 123R using either the modified prospective transition method, or the retrospective transition method. We anticipate adopting the standard using the modified prospective method.

Further, in March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of the SFAS No. 123R.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 26, 2006:

	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

Long-term debt	$5,001,900	$442,500	$716,300	$732,700	$3,110,400
Revolving credit facility	—	—	—	—	—
Operating lease—office	1,478,600	1,478,600	—	—	—
Interest payments	1,277,200	280,500	502,800	429,000	64,900
Other long-term liabilities	1,379,000	—	801,000	150,000	428,000
Total contractual cash obligations	$9,136,700	$2,201,600	$2,020,100	$1,311,700	$3,603,300

Other long-term liabilities include amounts owed under the deferred compensation plan and Supplemental Executive Retirement Plan. Interest payments include amounts owed on notes payable at their stated contractual rate, as well as interest payments on our note with a bank at a fixed rate of 6.38%.

The table above does not include the cash payment of approximately $3.8 million in April 2006 for the acquisition of non-cash assets and businesses of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. Also excluded from the table are potential additional cash earn-out payments of up to $15.5 million related to this acquisition over the next four-year period, which are contingent on the achievement of certain minimum earnings thresholds. While these contingent payments are not fixed at present, they represent potential future commitments.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods. Under the provisions of SFAS No. 123R, the amount of tax benefits relating to stock compensation, which have been included in operating cash flows for the period prior to the effective date will be reported in financing cash flows once the statement becomes effective. We adopted the fair value expense recognition provisions of SFAS No. 123 on March 29, 2004. Accordingly, other than the timing issue discussed below, the adoption of SFAS No. 123R is not expected to have a material impact on our consolidated financial position or results of operations. Currently, our calculation of stock compensation expense includes actual forfeitures; however, SFAS No. 123R will require us to include estimated forfeitures, and therefore, the required adoption of SFAS No. 123R could have a material impact on the timing and, based on the accuracy of our estimates of future actual forfeitures, the amount of stock compensation expense. SFAS No. 123R is effective for us beginning in fiscal year 2007. We may adopt SFAS No. 123R using either the modified prospective transition method, or the retrospective transition method. We anticipate adopting the standard using the modified prospective method.

Further, in March 2005, the SEC issued SAB No. 107 regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of the SFAS No. 123R.

Forward-Looking Statements

This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. Our future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties, including those described throughout this Annual Report on Form 10-K and  in Item 1A above. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

Available Information

Our Internet Web site address is: www.tessco.com. We make available free of charge through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our Web site is our Code of Business Conduct and Ethics. We have not incorporated herein by reference the information on our Web site, and it should not be considered a part of this filing.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We may be exposed to market risks, including foreign currency exchange rate risk, interest rate risk and commodity price risk. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

For the balance of the information required by this Item, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in Item 7 of Part II of this report, which is incorporated herein by reference.

Item 8. Consolidated Financial Statements and Supplementary Data.

Consolidated Balance Sheets

	March 26, 2006	March 27, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,286,900	$3,880,800
Trade accounts receivable, net of allowance for doubtful accounts of $853,600 and $1,196,400, respectively	43,576,500	60,907,400
Product inventory	47,615,700	60,832,600
Deferred tax asset	2,396,000	2,170,000
Prepaid expenses and other current assets	2,799,200	2,828,400
Total current assets	98,674,300	130,619,200

Property and equipment, net	24,619,800	26,193,000
Goodwill, net	2,452,200	2,452,200
Other long-term assets	1,054,100	1,292,800
Total assets	$126,800,400	$160,557,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$44,984,000	$82,618,000
Accrued expenses and other current liabilities	7,543,400	6,638,400
Current portion of long-term debt	442,500	362,600
Total current liabilities	52,969,900	89,619,000

Deferred tax liability	2,785,300	3,561,300
Long-term debt, net of current portion	4,559,400	5,000,700
Other long-term liabilities	1,379,000	1,554,100
Total liabilities	61,693,600	99,735,100

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 4,960,697 shares issued and 4,152,584 shares outstanding as of March 26, 2006, and 4,885,481 shares issued and 4,211,168 shares outstanding as ofMarch 27, 2005	49,600	48,900
Additional paid-in capital	24,748,700	23,578,600
Treasury stock, at cost, 808,113 shares as of March 26, 2006, and 674,313 shares as of March 27, 2005	(9,521,100)	(7,454,400)
Retained earnings	49,764,200	44,649,000
Accumulated other comprehensive income	65,400	—
Total shareholders’ equity	65,106,800	60,822,100
Total liabilities and shareholders’ equity	$126,800,400	$160,557,200

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Income

	Fiscal Years Ended
	March 26, 2006	March 27, 2005	March 28, 2004

Revenues	$477,329,300	$513,027,300	$352,674,300
Cost of goods sold	374,316,300	418,180,500	275,028,200
Gross profit	103,013,000	94,846,800	77,646,100
Selling, general and administrative expenses	94,268,800	84,747,400	73,444,300
Benefit from insurance proceeds	—	—	(3,054,000)
Restructuring charges	—	—	2,285,700
Income from operations	8,744,200	10,099,400	4,970,100
Interest, net	358,500	166,200	167,700
Income before provision for income taxes	8,385,700	9,933,200	4,802,400
Provision for income taxes	3,270,500	3,866,000	1,910,600
Net income	$5,115,200	$6,067,200	$2,891,800
Basic earnings per share	$1.22	$1.41	$0.65
Diluted earnings per share	$1.20	$1.39	$0.65
Basic weighted average shares outstanding	4,199,600	4,308,000	4,432,400
Diluted weighted average shares outstanding	4,274,300	4,373,900	4,469,000

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balance at March 30, 2003	4,521,130	$48,300	$22,040,100	$(3,792,600)	$35,690,000	$—	$53,985,800
Net proceeds from issuance of stock	21,879	200	210,100	—	—	—	210,300
Treasury stock purchase	(112,900)	—	—	(754,400)	—	—	(754,400)
Net income	—	—	—	—	2,891,800	—	2,891,800
Balance at March 28, 2004	4,430,109	48,500	22,250,200	(4,547,000)	38,581,800	—	56,333,500
Net proceeds from issuance of stock	35,062	400	421,400	—	—	—	421,800
Treasury stock purchase	(254,003)	—	—	(2,907,400)	—	—	(2,907,400)
Non-cash stock compensation expense	—	—	907,000	—	—	—	907,000
Net income	—	—	—	—	6,067,200	—	6,067,200
Balance at March 27, 2005	4,211,168	48,900	23,578,600	(7,454,400)	44,649,000	—	60,822,100
Net proceeds from issuance of stock	75,216	700	424,100	—	—	—	424,800
Treasury stock purchase	(133,800)	—	—	(2,066,700)	—	—	(2,066,700)
Non-cash stock compensation expense	—	—	746,000	—	—	—	746,000
Other comprehensive income, net of tax	—	—	—	—	—	65,400	65,400
Net income	—	—	—	—	5,115,200	—	5,115,200
Balance at March 26, 2006	4,152,584	$49,600	$24,748,700	$(9,521,100)	$49,764,200	$65,400	$65,106,800

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 26, 2006	March 27, 2005	March 28, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,115,200	$6,067,200	$2,891,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,498,700	4,192,500	4,132,100
Non-cash restructuring charges	—	—	2,023,400
Non-cash stock compensation expense	746,000	907,000	38,100
Deferred income taxes and other	(890,100)	(367,200)	893,900
Change in trade accounts receivable	17,330,900	(13,782,800)	(14,908,600)
Change in product inventory	13,216,900	(19,845,500)	(14,347,400)
Change in prepaid expenses and other current assets	29,200	(334,100)	243,300
Change in trade accounts payable	(37,634,000)	27,368,000	27,775,800
Change in accrued expenses and other current liabilities	905,000	49,900	(3,189,300)
Net cash provided by operating activities	3,317,800	4,255,000	5,553,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,908,400)	(4,380,800)	(5,032,300)
Insurance proceeds relating to property and equipment	—	—	7,185,800
Net cash (used in) provided by investing activities	(2,908,400)	(4,380,800)	2,153,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit facility	—	—	—
Payments on long-term debt	(361,400)	(273,400)	(396,900)
Net proceeds from issuance of stock	424,800	421,800	210,300
Purchase of treasury stock	(2,066,700)	(2,907,400)	(754,400)
Net cash used in financing activities	(2,003,300)	(2,759,000)	(941,000)

Net (decrease) increase in cash and cash equivalents	(1,593,900)	(2,884,800)	6,765,600

CASH AND CASH EQUIVALENTS, beginning of period	3,880,800	6,765,600	—

CASH AND CASH EQUIVALENTS, end of period	$2,286,900	$3,880,800	$6,765,600

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless, mobile, fixed and in-building systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 97% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company’s natural weekly accounting and business cycle. The fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004 contained 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base. Typical payments from commercial customers are due 30 days from the date of the invoice. Sales made to consumers are primarily made through credit card transactions. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Product Inventory

Product inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is accounted for at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives

Information technology equipment and software	1-5 years
Configuration, Fulfillment and Delivery technology system	7 years
Furniture, equipment and tooling	5-10 years
Building and improvements	10-40 years

The Configuration, Fulfillment and Delivery (CFD) technology system, which was implemented during fiscal year 2005, is a major automated materials-handling system that is integrated with the Company’s product planning and procurement system. The Company believes this CFD system has an estimated useful life that is longer than its other software assets and thus is depreciating the system over a seven-year life.

The Company capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 15 years using the straight-line method. The carrying amount of these assets is also reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any goodwill or intangible asset impairment charges in fiscal years 2006, 2005 or 2004.

Revenue Recognition

The Company records revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. The Company’s revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. The Company records revenue when risk of loss has passed to the customer and, in most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a small portion of sales, and revenue is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectibilty is reasonably assured.

Because the Company’s sales transactions meet the conditions set forth in Statement of Financial Accounting Standard (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” it recognizes revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) the price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay, and is not contingent on their resale of the product, 3) the buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from the Company, 5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because the Company’s normal terms and conditions of sale are consistent with conditions 1-5 above, and the Company is able to perform condition 6, it makes a reasonable estimate of product returns in sales transactions and accrues a sales return reserve based on this estimate.

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an

Agent,” the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has responsibility for supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenue is recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, it has concluded that it is the principal in the transaction and records revenue based upon the gross amounts earned and booked. However, the Company has several smaller relationships where it is not the principal and records revenue on a net fee basis, regardless of amounts billed (less than 5% of total revenue). If applying this revenue recognition guidance resulted in recording revenue on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Most of the Company’s sales arrangements do not contain multiple elements. However, when the Company enters into arrangements that do contain multiple elements, it follows the guidance under EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Therefore, at the inception of the arrangement, the Company determines if each deliverable under the arrangement represents a separate unit of accounting. The Company does this by determining whether the delivered items have value to the customer on a stand-alone basis (if it is sold separately by any other vendor or the customer could resell the delivered item on a stand-alone basis), if there is objective and reliable evidence of the fair value of the item, and whether the delivery or performance of the undelivered item is considered probable and substantially in the Company’s control (in cases where the arrangement includes a general right of return relative to the delivered item). During the first six months of the fiscal year, we had one significant multiple element arrangement, which included product configuration and distribution, web development, and web hosting/maintenance activities. All of the elements were delivered and billed based on output measures on a monthly basis. Fees and the billings for these elements were structured in a manner that reflected performance on the contract in accordance with the output measures; therefore, we recognized revenues based on the billing provisions in the contract. This relationship was terminated at the end of the second quarter.

Other than subscriber accessory sales relating to the Company’s private brand, Wireless Solutions®, TESSCO offers no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for the fiscal years 2006, 2005 and 2004.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $20,916,500, $20,445,600, and $14,454,900 for the fiscal years ended March 26, 2006, March 27, 2005, and March 28, 2004, respectively.

Stock Compensation Awards Granted to Team Members

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement was effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. Prior to fiscal year 2005, as permitted by SFAS No. 148 and SFAS No. 123, the Company used the intrinsic value method to account for stock options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense, except as noted below, had been recognized for the Company’s stock options prior to fiscal year 2005, because all options were granted at an exercise price equal to the market value of the underlying stock on the grant date.

Effective March 29, 2004, the Company elected to adopt the fair value provisions of SFAS No. 123 using the modified prospective method in accordance with SFAS No. 148. Accordingly, beginning in fiscal year 2005, the Company began expensing stock options and other equity compensation instruments using fair value methods. Stock-based employee compensation cost recognized in fiscal year 2005 and fiscal year 2006 are the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted after August 1, 1995.

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

Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants. Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, have ranged from one to three years, depending on the grant. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value, and for those PSUs which are based upon multiple year performance cycles, typically represent continual increases in earnings per share. If actual performance does not reach the minimum annual and/or cumulative threshold targets, no shares are issued. Under SFAS No. 123, the Company records compensation expense on its PSUs over the vesting period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share grants, net of actual forfeitures. Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods. Also, as discussed in Note 2, the adoption of SFAS No. 123R in fiscal year 2007 will require the Company to include in its calculation of stock compensation expense an estimate of forfeitures as opposed to actual. This change could have a material impact on the timing and, based on the accuracy of the Company’s estimate of future forfeitures, the amount of stock compensation expense. Currently, as allowed by SFAS No. 123, the Company includes forfeitures in its calculation of stock compensation expense when the PSUs are actually forfeited. Forfeitures occur when a participant who is holding earned but unvested PSUs voluntarily terminates their association with the Company.

As of March 26, 2006, PSUs covering an aggregate of 428,125 shares of the Company’s common stock remained outstanding. Of these shares, 93,359 shares are earned but not yet issued and will vest and be issued ratably on or about May 1 of 2007 and 2008, provided that the participant remains employed by or associated with the Company at the time of issuance. The remaining 334,766 shares may be earned depending upon: (1) whether cumulative and/or annual earnings per share performance of the Company over fiscal years 2005, 2006 and  2007, as applicable to the respective PSUs, reaches or exceeds at least the threshold performance targets; (2) the extent to which current participants meet applicable individual performance goals; and (3) whether the participants remain employed by or associated with the Company for all or a portion of the period ended May 2008. Any shares earned based on fiscal year 2007 performance will vest and be issued on or about May 1 of 2007 and 2008, provided that the participant remains employed by or associated with the Company at the time of issuance.

In summary, as of March 26, 2006, the following represents the activity under the Company’s PSU program for fiscal years 2006 and 2005:

	2006	2005
Outstanding shares, beginning of year	546,370	—
Granted	165,458	623,750
Cancelled	(212,123)	(43,000)
Forfeited	(18,711)	—
Earned and vested shares	(52,869)	(34,380)
Outstanding shares, end of year	428,125	546,370
Earned but not yet vested	93,359	103,138
Vesting period	May 1, 2006-2008	May 1, 2005-2008
Weighted average fair value at grant date	$13.18	$13.80

In May 2005, 34,380 shares were earned and became vested related to fiscal year 2005 performance. In May 2006, 52,869 shares were earned and became vested related to fiscal year 2005 and/or fiscal year 2006 performance.

On May 4, 2006, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key individuals, providing them with the opportunity to earn up to 150,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2007. These PSUs have only one measurement year (fiscal year 2007), with any shares earned at the end of fiscal year 2007 to vest 25% on or about each of May 1 of 2007, 2008, 2009 and 2010, provided that the participant remains employed by or associated with the Company on each such date.

In addition, during fiscal year 2006, the Company issued 34,650 shares of common stock related to stock option exercises, 401(k) Plan matches and sales to employees under the Team Member Stock Purchase Plan.

During fiscal years 2006 and 2005, the Company recognized stock compensation expense, primarily associated with the PSUs and, to a lesser extent, stock options issued prior to fiscal year 2005, of $702,300 and $886,900, respectively, which is included as selling, general and administrative expense in the Consolidated Statements of Income.

If the Company had used the fair value accounting provisions of SFAS No. 123, pro forma net income for the year ended March 28, 2004 would have been as follows (in thousands, except per share information):

Net income, as reported	$2,892
Stock compensation expense included in net income, net of tax (a)	330
Stock-based compensation expense, relating to the previously unrecognized compensation expense of options purchased in the option repurchase program, as if the fair value method had been applied, net of tax	(1,625)
Stock-based compensation expense, relating to continuing stock options as if the fair value method had been applied, net of tax	(325)
Pro-forma income	$1,272

Basic earnings per share, as reported	$0.65
Pro-forma basic earnings per share	0.29

Diluted earnings per share, as reported	$0.65
Pro-forma diluted earnings per share	0.28

(a) Amount principally relates to cash paid/expense recognized (net of tax) related to a stock option repurchase program in fiscal 2004.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates.

Impact of Recently Issued Accounting Standards

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”  This statement requires companies to expense stock options and other equity compensation instruments using fair value methods. Under the provisions of SFAS No. 123R, the amount of tax benefits relating to stock compensation, which have been included in operating cash flows for the period prior to the effective date will be reported in financing cash flows once the statement becomes effective. The Company adopted the fair value expense recognition provisions of SFAS No. 123 on March 29, 2004. Accordingly, other than the timing issue discussed below, the adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. Currently, the Company’s calculation of stock compensation expense includes actual forfeitures; however, SFAS No. 123R will require the Company to include estimated forfeitures, and therefore, the required adoption of SFAS No. 123R could have a material impact on the timing and, based on the accuracy of the Company’s estimates of future actual forfeitures, the amount of stock compensation expense. SFAS No. 123R is effective for the Company beginning in fiscal year 2007. The Company may adopt SFAS No. 123R using either the modified prospective transition method, or the retrospective transition method. The Company anticipates adopting the standard using the modified prospective method.

Further, in March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of the SFAS No. 123R.

Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform with the current year presentation.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States. Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2006	2005

Land	$4,803,200	$4,803,200
Building and improvements	14,439,500	14,143,100
Information technology equipment and software	22,058,500	19,763,100
Equipment, furniture and tooling	4,497,300	4,244,600
	45,798,500	42,954,000
Less accumulated depreciation and amortization	(21,178,700)	(16,761,000)
Property and equipment, net	$24,619,800	$26,193,000

Depreciation of property and equipment was $4,438,700, $4,132,500 and $4,072,100 for fiscal years 2006, 2005 and 2004, respectively.

Note 4. Other Intangible Assets

Amortization expense relating to other intangible assets was $60,000 for fiscal years 2006, 2005 and 2004. Intangible assets, net of accumulated amortization, which are included in other long-term assets on the Consolidated Balance Sheets, totaled $9,000 and $69,000 as of March 26, 2006 and March 27, 2005, respectively.

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

	2006	2005

Payroll, benefits and taxes	$5,226,500	$4,449,000
Income and sales taxes	1,187,600	662,300
Lease termination costs (see Note 11)	—	553,300
Other	1,129,300	973,800
Accrued expenses and other current liabilities	$7,543,400	$6,638,400

Note 6. Borrowings Under Revolving Credit Facility

Effective September 30, 2003, the Company established a $30 million revolving credit facility with Wachovia Bank, N.A. and SunTrust Bank, replacing its previously existing $30 million revolving credit facility with another lender. This facility has a term expiring September 2007 and is unsecured. Interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.5% to 2.0%. At March 26, 2006 and March 27, 2005, the Company had no outstanding balances on its revolving credit facility.

The weighted average interest rate on borrowings under this and the Company’s prior revolving credit facility was 6.00%, 4.15% and 2.86% for fiscal years 2006, 2005 and 2004, respectively. Interest expense on this and the Company’s prior revolving credit facility for fiscal years 2006, 2005 and 2004 totaled $151,500, $10,100 and $400, respectively. Average borrowings under this and the Company’s prior credit facility totaled $1,689,300, $244,200 and $15,200 and maximum borrowings totaled $10,961,000, $4,605,000 and $1,256,000, for fiscal years 2006, 2005 and 2004, respectively.

The terms of the current and prior credit facilities each require the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The current facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. The Company was in compliance with the terms of each facility, as applicable, during fiscal years 2006, 2005 and 2004.

Note 7. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The new term loan had an original principal amount of $4.5 million and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility, which requires the Company to meet certain financial covenants and ratios and contains other limitations, including a restriction on dividend payments. The balance of this note at March 26, 2006 and March 27, 2005 was $4,125,000 and $4,350,000, respectively. Interest expense under this note and the prior term loan was $230,700, $151,900 and $137,300 for fiscal years 2006, 2005 and 2004, respectively.

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on the Company’s existing term bank loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The fair value of this interest rate swap at March 26, 2006 of $65,400, net of tax, is included in Other Long-Term Assets and Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheet.

At March 26, 2006 and March 27, 2005, the Company had a note payable outstanding to Baltimore County, Maryland of $90,200 and $103,100, respectively. The note is payable in equal monthly installments of principal and interest of $1,600, with the balance due at maturity, August 16, 2006. The note bears interest at 4.75% per annum. Interest expense under this note was $4,300, $5,600 and $5,800 for fiscal years 2006, 2005 and 2004, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 26, 2006 and March 27, 2005, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $786,700 and $910,200, respectively. The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $25,900, $28,700 and $32,400 for fiscal years 2006, 2005 and 2004, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 26, 2006, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2007	$442,500
2008	356,200
2009	360,100
2010	364,200
2011	368,500
Thereafter	3,110,400
$5,001,900

Note 8. Commitments and Contingencies

Following the October 12, 2002 disaster (see Note 10), the Company relocated its sales, marketing and administrative offices to a subleased location near its Global Logistics Center. The sublease for this space, the rent for which was paid by insurance proceeds, expired May 31, 2004; and the Company entered into a direct lease for this space for a term beginning June 1, 2004 and expiring May 31, 2007. However, the Company can terminate the lease by giving twelve months written notice at any time after June 1, 2004. The Company is evaluating its needs for sales, marketing and administrative office space beyond May 2007. The monthly rental fee ranges from $117,500 to $125,000 throughout the lease term. Leasehold improvements are amortized over the initial lease term. Rent expense for fiscal years 2006, 2005 and 2004 totaled $1,393,800, $1,089,900 and $452,000, respectively.

As of March 26, 2006, the Company’s minimum future obligations under existing leases are as follows:

Fiscal year:
2007	$1,478,600

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

Beginning in fiscal 2005, the Company also began regularly reviewing its commercial results of operations in two customer categories. Results of operations for fiscal years 2005 and 2004 have been reclassified to conform with the current presentation. These two customer categories and the consumer customer category, for which results of operations are also separately reviewed, are described further below:

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the fiscal years 2006, 2005 and 2004 is as follows:

(in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 26, 2006
Commercial Revenues:
Public Carriers and Network Operators	$53,104	$2,794	$16,971	$72,869
SMUs, Governments and Resellers	95,806	113,758	57,601	267,165
Total Commercial Revenue	148,910	116,552	74,572	340,034
Consumer Revenues	—	137,295	—	137,295
Total Revenue	$148,910	$253,847	$74,572	$477,329

Commercial Gross Profit:
Public Carriers and Network Operators	$12,669	$781	$3,961	$17,411
SMUs, Governments and Resellers	22,076	27,858	18,791	68,725
Total Commercial Gross Profit	34,745	28,639	22,752	86,136
Consumer Gross Profit	—	16,877	—	16,877
Total Gross Profit	$34,745	$45,516	$22,752	$103,013

Product Inventory	$16,761	$17,590	$13,265	$47,616

Year ended March 27, 2005
Commercial Revenues:
Public Carriers and Network Operators	$56,620	$3,068	$19,905	$79,593
SMUs, Governments and Resellers	74,277	72,347	43,280	189,904
Total Commercial Revenue	130,897	75,415	63,185	269,497
Consumer Revenues	—	243,530	—	243,530
Total Revenue	$130,897	$318,945	$63,185	$513,027

Commercial Gross Profit:
Public Carriers and Network Operators	$13,248	$851	$4,548	$18,647
SMUs, Governments and Resellers	17,798	19,572	11,802	49,172
Total Commercial Gross Profit	31,046	20,423	16,350	67,819
Consumer Gross Profit	—	27,028	—	27,028
Total Gross Profit	$31,046	$47,451	$16,350	$94,847

Product Inventory	$21,651	$31,650	$7,532	$60,833

Year ended March 28, 2004
Commercial Revenues:
Public Carriers and Network Operators	$46,912	$4,094	$19,798	$70,804
SMUs, Governments and Resellers	67,694	54,699	31,904	154,297
Total Commercial Revenue	114,606	58,793	51,702	225,101
Consumer Revenues	—	127,573	—	127,573
Total Revenue	$114,606	$186,366	$51,702	$352,674

Commercial Gross Profit:
Public Carriers and Network Operators	$11,503	$949	$5,053	$17,505
SMUs, Governments and Resellers	17,005	14,015	8,732	39,752
Total Commercial Gross Profit	28,508	14,964	13,785	57,257
Consumer Gross Profit	—	20,389	—	20,389
Total Gross Profit	$28,508	$35,353	$13,785	$77,646

Product Inventory	$16,093	$19,549	$5,345	$40,987

Note 10. Benefit from Insurance Proceeds

During fiscal year 2004, the Company recorded a $3.1 million benefit from insurance proceeds relating to the damage caused by the flood of the Company’s primary office, distribution center and network operating center on October 12, 2002. Of this amount, $1.7 million relates to business interruption insurance and the remaining $1.4 million represented the gain on assets destroyed in the disaster, net of fees and deductibles.

Note 11. Restructuring Charges

On October 21, 2003, the Company announced a program designed to improve profitability at then current revenue levels and to strengthen the foundation for future profitable growth. The cost of this program, which primarily consisted of termination charges, was $164,000 and was expensed and paid during fiscal year 2004. There were 21 employees terminated as a result of this program. Also during the quarter, the Company consolidated its distribution operations from three facilities to two. Consolidation charges of $2.1 million, which were based on then current assumptions, represent exit costs, including asset write-offs of $823,000, and the present value of the continuing lease obligation associated with the vacated facility. These profitability program costs and facility consolidation charges, which total $2.3 million in the aggregate, are included as restructuring charges on the Company’s Consolidated Statement of Income for the year ended March 28, 2004. No restructuring charges were incurred during fiscal years 2006 and 2005. At March 27, 2005, the Company had a remaining liability of $553,300, representing the present value of continuing lease obligations related to the vacated facility. The liability was paid in its entirety during fiscal year 2006.

Note 12. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program, authorizing the purchase of up to 450,000 shares of its outstanding common stock. On October 20, 2005, the Board of Directors amended the program, authorizing the purchase of an additional 450,000 shares. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion of the program. As of March 26, 2006, the Company had purchased 500,703 shares for approximately $5.7 million, or an average of $11.44 per share. Of the total shares repurchased, 133,800 shares were repurchased in fiscal year 2006 at an average price of $15.45 per share, 254,003 shares were repurchased in fiscal year 2005 at an average price of $11.45 per share and 112,900 shares were repurchased in fiscal year 2004 at an average price of $6.68 per share.

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2006	2005	2004

Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.4	2.3	2.8
Nondeductible expenses	1.5	1.5	1.6
Other	1.1	1.1	1.4
Effective rate	39.0%	38.9%	39.8%

The provision for income taxes was comprised of the following:

	2006	2005	2004

Federal: Current	$3,858,700	$3,451,000	$1,405,700
Deferred	(939,000)	362,200	320,400
State: Current	421,600	102,500	146,800
Deferred	(70,800)	(49,700)	37,700
Provision for income taxes	$3,270,500	$3,866,000	$1,910,600

Total deferred tax assets and deferred tax liabilities as of March 26, 2006 and March 27, 2005, and the sources of the differences between financial accounting and tax bases of the Company’s assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Accrued expenses and reserves	$2,348,400	$2,124,800
Other assets	47,600	45,200
	$2,396,000	$2,170,000
Deferred tax liabilities:
Depreciation	$1,734,800	$2,627,100
Other assets	1,050,500	934,200
	$2,785,300	$3,561,300

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees, and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $129,000, $235,900 and $135,800 during fiscal years 2006, 2005 and 2004, respectively. As of March 26, 2006, plan assets included 42,508 shares of common stock of the Company.

The Company maintains a nonqualified deferred compensation plan that covers directors and certain management personnel as determined by the Board of Directors’ appointed Benefit Plans Committee. Effective January 1, 2005, the plan was closed to all new contributions and balances in the old plan now continue to exist under the prior plan structure. All plan assets are held in an irrevocable Rabbi trust. These assets and the related liabilities are included in other long-term assets and other long-term liabilities, respectively, in the Company’s Consolidated Balance Sheets.

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

Note 15. Earnings Per Share

The dilutive effect of all options and earned PSUs outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2006	2005	2004

Basic weighted average shares outstanding	4,199,600	4,308,000	4,432,400
Effect of dilutive common equivalent shares	74,700	65,900	36,600
Diluted weighted average shares outstanding	4,274,300	4,373,900	4,469,000

Options to purchase 28,000, 54,375 and 65,875 shares of common stock in fiscal years 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 16. Stock-Based Compensation

The Company has two stock incentive plans, the 1984 Employee Incentive Stock Option Plan (the 1984 Plan) and the Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). The 1984 Plan allowed for the grant of awards in respect of an aggregate of 401,250 shares of the Company’s common stock; no shares are available for issue with respect to additional awards under the 1984 Plan and no awards are outstanding under the 1984 Plan. The 1994 Plan allows for the grant of awards in respect of an aggregate of 1,172,500 shares of the Company’s common stock. As of March 26, 2006,  328,021 shares were available for issue in respect of awards available for future grant under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards, but no additional awards can be made under the 1994 Plan after July 22, 2009, without shareholder approval of an extension of the plan term. Options and Performance Stock Unit Awards (see Note 2) have been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU awards and which are not earned, are returned to the 1994 Plan and become available for future issuance.

In addition to options and other performance-based awards outstanding under the 1994 Plan, nonplan options to purchase an aggregate of 293,888 shares of the Company’s common stock have been granted at the discretion of the Board of Directors or the Compensation Committee of the Board of Directors. As of March 26, 2006, there were no shares available for issue under the nonplan options and no awards were outstanding. Transactions involving options are summarized as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	257,875	$13.41	504,375	$12.74	1,273,000	$18.38
Granted	—		—		15,000	6.62
Exercised	(24,800)	11.60	(24,500)	12.19	—	—
Cancelled	(73,075)	15.97	(222,000)	12.02	(783,625)	21.79
Outstanding, end of year	160,000	$12.51	257,875	$13.41	504,375	$12.74
Exercisable, end of year	137,000		162,675		295,075

Cancelled options in fiscal 2004 include those options repurchased and cancelled under the Company’s stock option repurchase program completed in fiscal 2004.

Information about stock options outstanding and exercisable as of March 26, 2006 is as follows:

Range of Exercise Price	Outstanding Shares	Outstanding Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Exercisable Shares	Exercisable Weighted Average Exercise Price
$0.00-15.00	132,000	4.02	$10.91	109,000	$11.43
15.01-25.00	27,000	3.58	19.47	27,000	19.47
25.01-35.00	1,000	0.43	35.00	1,000	35.00
$0.00-35.00	160,000	3.92	$12.51	137,000	$13.19

During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 200,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. The Company’s expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123, which totaled approximately $16,000 and $15,000 in fiscal years 2006 and 2005, respectively. During fiscal years 2006 and 2005, 1,887 and 4,788 shares, respectively, were sold to employees under this plan. The weighted average market value of the shares sold in fiscal years 2006 and 2005 was $11.05 and $9.58, respectively.

Note 17. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities and the note payable to a bank, which bears interest at variable rates, approximate their fair value as of March 26, 2006 and March 27, 2005.

Fair value of long-term debt, calculated using current interest rates and future principal payments, excluding the note payable to a bank, as of March 26, 2006 and March 27, 2005 is as follows:

	2006	2005

Note payable to Baltimore County, Maryland	$88,500	$103,900
Note payable to the Maryland Economic Development Corporation	727,400	882,400
	$815,900	$986,300

Note 18. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2006, 2005 and 2004 totaled $260,600, $178,300 and $177,700, respectively. Cash paid for income taxes, net of refunds, for fiscal years 2006, 2005 and 2004 totaled $3,143,100, $3,159,600 and $2,282,600, respectively.

Note 19. Concentration of Risk

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2006, 2005 and 2004, sales of products purchased from the Company’s top ten vendors accounted for 55%, 60% and 40% of total revenues, respectively, with sales of products purchased from the Company’s largest vendor, T-Mobile, which consist primarily of handset sales, accounted for approximately 24%, 41% and 29% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, and/or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2006, 2005 and 2004, sales of products to the Company’s top ten customer relationships accounted for 35%, 53% and 41% of total revenues, respectively, with sales to the Company’s largest customer relationship, T-Mobile, accounting for approximately 26%, 44% and 31% of total revenues, respectively. Sales under the T-Mobile customer relationship included handsets purchased from T-Mobile, phone accessories purchased from third-party vendors, and other supply chain service billings.

In mid-September 2005, T-Mobile, previously the largest affinity and overall customer relationship, completed the transition of the TESSCO provided e-commerce marketing and sales system to an in-house web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship. As of March 26, 2006, there were no outstanding accounts receivable or accounts payable related to this relationship.

Note 20. Subsequent Events

In April 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a prepayment against future earn-out payments, if any). To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment. The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million. The $3.8 million paid to date has been funded through our revolving credit facility. Future earn-out payments are expected to be funded through operating cash flow, supplemented by our revolving credit facility, if needed.

The TerraWave business, now owned by TESSCO, designs, configures and offers 802.11 Wi-Fi products and accessories, many of which are branded under TerraWave’s private label. Some of the TerraWave-branded products are sold with products of Cisco Systems under Cisco’s Strategic Technology Integrator program. The GigaWave business, now owned by TESSCO, provides curriculum development and hands-on, instructor-led training courses for the Wireless Local Area Network (WLAN) industry. GigaWave develops and delivers wireless networking courseware for Cisco Systems, allowing IT professionals to obtain Cisco Wireless Certifications. The combined un-audited revenues of TerraWave and GigaWave were approximately $12 million in calendar year 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 26, 2006 and March 27, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 26, 2006. Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended March 26, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 26, 2006 and March 27, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 26, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Baltimore, Maryland
April 24, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The information with respect to the identity and business experience of the directors of the Company and their remuneration is incorporated by reference to the information set forth in the section captioned “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon (the “Proxy Statement”). The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated by reference to the information set forth in the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated by reference to the section captioned “Code of Ethics” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation and Other Information” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Management and Principal Stockholders” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 13. Certain Relationships and Related Transactions.

The information required by this item, if any, is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported upon.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  The following documents are filed as part of this report:

1.               The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 26, 2006 and March 27, 2005
Consolidated Statements of Income for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004
Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004
Notes to Consolidated Financial Statements
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

10.12.1

Agreement of Lease By and Between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).

10.13.1

TESSCO Technologies Incorporated Performance Share Unit Agreement — Officer and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).

10.13.2

TESSCO Technologies Incorporated Performance Share Unit Agreement — Non-employee Director (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).

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

11.1.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1.1	Subsidiaries of the Registrant (filed herewith).
23.1.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer (filed herewith).

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2006	2005	2004
Allowance for doubtful accounts:
Balance, beginning of period	$1,196,400	$1,071,600	$694,100
Provision for bad debts	742,800	1,227,000	999,000
Write-offs and other adjustments	(1,085,600)	(1,102,200)	(621,500)
Balance, end of period	$853,600	$1,196,400	$1,071,600

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated

By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President
June 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer	June 19, 2006
Robert B. Barnhill, Jr.	(principal executive officer)

/s/ David M. Young	Senior Vice President, Chief Financial Officer, and Corporate	June 19, 2006
David M. Young	Secretary (principal financial and accounting officer)

/s/ John D. Beletic	Director	June 19, 2006
John D. Beletic

/s/ Jerome C. Eppler	Director	June 19, 2006
Jerome C. Eppler

/s/ Susan D. Goodman	Director	June 19, 2006
Susan D. Goodman

/s/ Benn R. Konsynski	Director	June 19, 2006
Benn R. Konsynski

/s/ Daniel Okrent	Director	June 19, 2006
Daniel Okrent

/s/ Dennis J. Shaughnessy	Director	June 19, 2006
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 19, 2006
Morton F. Zifferer