Form 10-Q
period 2006-06-25
TESSCO TECHNOLOGIES INC
filed 2006-08-09
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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
Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 31, 2006, was 4,193,888.

TESSCO TECHNOLOGIES INCORPORATED

Part I.  Financial Information
Item 1.  Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	June 25, 2006	March 26, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,564,600	$2,286,900
Trade accounts receivable, net	42,186,200	43,576,500
Product inventory	55,736,100	47,615,700
Deferred tax asset	2,396,000	2,396,000
Prepaid expenses and other current assets	2,370,200	2,799,200
Total current assets	106,253,100	98,674,300

Property and equipment, net	24,627,300	24,619,800
Goodwill, net	3,062,800	2,452,200
Other long-term assets	2,534,200	1,054,100
Total assets	$136,477,400	$126,800,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$53,441,400	$44,984,000
Accrued expenses and other current liabilities	6,492,300	7,543,400
Current portion of long-term debt	439,900	442,500
Total current liabilities	60,373,600	52,969,900

Deferred tax liability	2,785,300	2,785,300
Long-term debt, net of current portion	4,470,700	4,559,400
Other long-term liabilities	1,364,500	1,379,000
Total liabilities	68,994,100	61,693,600

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	50,100	49,600
Additional paid-in capital	25,425,800	24,748,700
Treasury stock, at cost	(9,699,900)	(9,521,100)
Retained earnings	51,617,600	49,764,200
Accumulated other comprehensive income, net of tax	89,700	65,400
Total shareholders’ equity	67,483,300	65,106,800
Total liabilities and shareholders’ equity	$136,477,400	$126,800,400

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended
	June 25, 2006	June 26, 2005
	(unaudited)	(unaudited)

Revenues	$111,940,300	$148,323,300
Cost of goods sold	83,855,200	122,301,200
Gross profit	28,085,100	26,022,100
Selling, general and administrative expenses	24,968,100	23,959,800
Income from operations	3,117,000	2,062,300
Interest, net	155,300	38,000
Income before provision for income taxes	2,961,700	2,024,300
Provision for income taxes	1,108,300	789,500
Net income	$1,853,400	$1,234,800
Basic earnings per share	$0.44	$0.29
Diluted earnings per share	$0.43	$0.29

Basic weighted average shares outstanding	4,180,500	4,236,700
Diluted weighted average shares outstanding	4,275,800	4,277,000

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Three Months Ended
	June 25, 2006	June 26, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,853,400	$1,234,800
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,138,100	1,193,800
Non-cash stock compensation expense	529,600	220,900
Deferred taxes and other non-cash items	53,100	(49,400)
Change in trade accounts receivable	3,075,800	4,541,100
Change in product inventory	(7,223,800)	5,775,700
Change in prepaid expenses and other current assets	446,200	518,800
Change in trade accounts payable	7,698,500	(16,362,000)
Change in accrued expenses and other current liabilities	(1,246,800)	(264,700)
Net cash provided by (used in) operating activities	6,324,100	(3,191,000)

Cash flows from investing activities:
Purchases of property and equipment	(999,400)	(620,800)
Acquisition of business in purchase transaction	(3,924,900)	—
Net cash used in investing activities	(4,924,300)	(620,800)

Cash flows from financing activities:
Payments on long-term debt	(91,300)	(90,200)
Net proceeds from issuance of stock	46,500	21,200
Purchase of treasury stock	(178,800)	—
Excess tax benefit from stock-based compensation	101,500	—
Net cash used in financing activities	(122,100)	(69,000)

Net increase (decrease) in cash and cash equivalents	1,277,700	(3,880,800)

Cash and cash equivalents, beginning of period	2,286,900	3,880,800

Cash and cash equivalents, end of period	$3,564,600	$—

See accompanying notes.

TESSCO Technologies Incorporated
Notes to Consolidated Financial Statements
June 25, 2006
(Unaudited)

Note 1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless, mobile, fixed and in-building systems. The Company provides marketing and sales services, knowledge and supply chain management, product solution delivery and control systems utilizing extensive Internet and information technology.  Approximately 97% of the Company’s sales are made to customers in the United States.  The Company takes orders in several ways, including phone, fax, online and through electronic data interchange.

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 26, 2006.

Note 2.  Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is reviewing FIN 48 to determine the impact of adoption on its financial statements.

Note 3.  Stock Compensation

Effective March 27, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which the Company had previously adopted effective March 29, 2004, and SFAS No. 123R are generally consistent with respect to the Company’s share-based payments (other than as described below), the adoption of SFAS No. 123R did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 123R requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Previously, in accordance with SFAS No. 123, the Company only included forfeitures in its calculation of stock compensation expense when the PSUs were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on the Company’s financial position or results of operations for the quarter.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

The Company’s selling, general and administrative expenses for the three months ended June 25, 2006 and June 26, 2005 includes $529,600 and $220,900, respectively, of stock compensation expense.  Provision for income taxes for the three months ended June 25, 2006 and June 26, 2005 includes $198,100 and $86,200, respectively, of income tax benefits related to our stock-based compensation arrangements.

The Company’s stock incentive plan is the Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  The 1994 Plan allows for the grant of awards in respect of an aggregate of 1,172,500 shares of the Company’s common stock. As of June 25, 2006, 178,021 shares were available for issue in respect of awards available for future grant under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards.  No additional awards can be made under the 1994 Plan after July 22, 2009, without shareholder approval of an extension of the plan term.  Options and Performance Stock Unit (PSU) Awards have been granted as awards under the 1994 Plan.  Shares which are subject to outstanding PSU or other awards under the Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance.

Performance Stock Units:  Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants.  Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the Company’s Amended and Restated 1994 Stock and Incentive Plan.  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, range from one to three years.  Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance.  Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value, and for those PSUs which are based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual or cumulative threshold targets, no shares are issued. Under SFAS No. 123R, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.  The Company estimated the forfeiture rate primarily based on historical experience. The Company’s calculated forfeiture rate was approximately 4%.

The following table summarizes the activity under the Company’s PSU program for the three months ended June 25, 2006:

	2006	Weighted Average Fair Value at Grant
Outstanding shares, non-vested beginning of year	428,125	$13.73
Granted	150,000	19.30
Outstanding shares, non-vested end of year	578,125	$15.17
Vesting period	May 1, 2006-2010

Of the 578,125 outstanding shares covered by PSUs, 93,359 shares are earned but not yet issued and will vest and be issued ratably on or about May 1 of 2007 and 2008, provided that the recipient remains employed by or associated with the Company at the time of issuance.  The remaining 484,766 may or may not be earned depending upon: (1) whether cumulative and/or annual earnings per share performance of the Company reaches or exceeds at least the threshold performance targets; (2) the extent to which participants meet applicable individual performance targets; and (3) the participants remain employed by or associated with the Company for all or a portion of the performance cycles and vesting periods.

In May 2006, 52,869 shares were earned and became vested related to fiscal year 2005 and/or fiscal year 2006 performance.  Unrecognized compensation expense based on the current expectation of targets to be achieved as of June 25, 2006 for PSUs expected to be earned is $4.2 million.  These costs are expected to be recognized over a weighted average period of three years.  If the maximum target of PSUs outstanding were assumed to be earned, total unrecognized compensation costs would be $8.8 million.

Stock Options:  There were no option grants, forfeitures, or exercises during the three months ended June 25, 2006.  For the three months ended June 26, 2005, options for 1,800 shares were exercised at an exercise price of $11.60 per share.  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options:

		Three month ended June 25, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of period	160,000	$12.51	3.92	974,400
Outstanding, end of period	160,000	$12.51	3.67	1,245,300
Exercisable, end of period	144,000	$13.06	3.44	1,045,200

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 25, 2006.  This amount changes based on the fair market value of TESSCO’s stock.

As of June 25, 2006, there was $86,300 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately one year.

Team Member Stock Purchase Plan:  During fiscal 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 200,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period.  The Company’s expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123R.  Expenses incurred for the Team Member Stock Purchase Plan during the first three months of fiscal year 2007 related to SFAS No. 123R were immaterial.  During the first three months of fiscal year 2007, 2,323 shares were sold to employees under this plan, having a weighted average market value of $11.25.

Note 4.  Acquisition

On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired businesses and additional goodwill will be recorded.  Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees totaled $77,100 through the end of the first quarter.

The TerraWave business (TerraWave), now owned by TESSCO, designs, configures and offers 802.11 Wi-Fi products and accessories, many of which are branded under TerraWave’s private label.  Some of the TerraWave-branded products are sold with products of Cisco Systems under Cisco’s Strategic Technology Integrator program.  The GigaWave business (GigaWave), now owned by TESSCO, provides curriculum development and hands-on, instructor-led training courses for the Wireless Local Area Network (WLAN) industry. GigaWave develops and delivers wireless networking courseware for Cisco Systems, allowing IT professionals to obtain Cisco Wireless Certifications.   Both of these businesses are included in the Company’s network infrastructure segment.

The Company has included the financial results of TerraWave and GigaWave in its consolidated financial statements beginning April 21, 2006 (Acquisition Date).  Pro forma results have not been presented as the impact of the acquisition is not material and did not involve a significant amount of assets.

This acquisition has been accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”  Under business combination accounting, the total preliminary purchase price was allocated to TerraWave and GigaWave’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2006.  The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.  The preliminary purchase price was allocated as set forth below:

Trade accounts receivable	$1,685,600
Product inventory	896,600
Prepaid expenses	17,200
Identifiable intangible assets	1,530,000
Goodwill	610,600
Fixed assets	139,600
Trade accounts payable	(758,900)
Accrued expenses	(195,800)
Total preliminary purchase price	$3,924,900

In performing its preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of TerraWave and GigaWave. The Company’s estimate of the fair value of intangible assets was based, in part, on a valuation completed by an independent valuation specialist, and estimates and assumptions provided by management. The identified intangible assets consisted of service-marks, covenants not to compete and customer contracts and relationships.  Based upon the preliminary purchase price allocation, the trademarks are estimated to have an approximate fair value of $700,000 and an indefinite life, the customer contacts are estimated to have an approximate fair value of $470,000 and an estimated useful life of four years and the covenants not to complete are estimated to have an approximate fair value of $360,000 and an estimated useful life of six years.  Goodwill noted above is expected to be deductible for tax purposes.  The primary factors contributing to a purchase price that resulted in the recognition of goodwill included expansion of the WLAN product line, expansion of markets for TESSCO’s existing products, the acquired employee force and the expansion of TESSCO’s training business.

Note 5.  Earnings Per Share

The dilutive effect of all outstanding options and PSUs has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended
	June 25, 2006	June 26, 2005

Basic weighted average common shares outstanding	4,180,500	4,236,700
Dilutive common shares outstanding	95,300	40,300
Diluted weighted average common shares outstanding	4,275,800	4,277,000

As of June 25, 2006, stock options with respect to 160,000 shares of common stock were outstanding, of which options to purchase 7,500 shares of common stock at a weighted average exercise price of $26.17 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Note 6.  Business Segments

The Company evaluates revenue, gross profit and inventory as three business segments:

(1)             Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs).  Results from the recently acquired businesses of TerraWave and GigaWave are included in network infrastructure.

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

Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets. The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets. The Company also regularly reviews its commercial results of operations in two customer categories.  These two customer categories and the consumer customer category, for which results of operations are also separately reviewed, are described further below:

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

•                  Consumers. Consumers include customers that buy through any affinity partner relationships or directly from our consumer website, YourWirelessSource.comTM.

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

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended June 25, 2006
Commercial Revenues:
Public Carriers and Network Operators	$12,268	$704	$4,244	$17,216
SMUs, Governments and Resellers	25,437	41,159	26,610	93,206
Total Commercial Revenues	37,705	41,863	30,854	110,422
Consumer Revenues	—	1,518	—	1,518
Total Revenues	$37,705	$43,381	$30,854	$111,940

Commercial Gross Profit:
Public Carriers and Network Operators	$2,814	$197	$944	$3,955
SMUs, Governments and Resellers	6,289	8,475	8,609	23,373
Total Commercial Gross Profit	9,103	8,672	9,553	27,328
Consumer Gross Profit	—	757	—	757
Total Gross Profit	$9,103	$9,429	$9,553	$28,085

Product Inventory	$16,730	$18,561	$20,445	$55,736

Fiscal Quarter ended June 26, 2005
Commercial Revenues:
Public Carriers and Network Operators	$14,334	$625	$4,385	$19,344
SMUs, Governments and Resellers	20,558	22,755	11,061	54,374
Total Commercial Revenues	34,892	23,380	15,446	73,718
Consumer Revenues	—	74,605	—	74,605
Total Revenues	$34,892	$97,985	$15,446	$148,323

Commercial Gross Profit:
Public Carriers and Network Operators	$3,346	$172	$994	$4,512
SMUs, Governments and Resellers	4,999	5,764	3,542	14,305
Total Commercial Gross Profit	8,345	5,936	4,536	18,817
Consumer Gross Profit	—	7,205	—	7,205
Total Gross Profit	$8,345	$13,141	$4,536	$26,022

Product Inventory	$17,755	$24,422	$12,880	$55,057

Note 7.  Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the three months ended June 25, 2006, sales of products to the Company’s top customer relationship, Cingular Wireless LLC, accounted for 14% and 11% of total revenues and total gross profits, respectively.  For the three months ended June 25, 2006, sales of products related to the Company’s top vendor relationship, the Nokia Inc. (Nokia) repair and replacement component relationship, accounted for 17% and 25% of total revenues and total gross profits, respectively.  The Nokia relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers. At June 25, 2006, repair and component parts purchased from Nokia accounted for 29% of the dollar value of the total product inventory, based on the purchase price for the inventory.

In September 2005, T-Mobile, previously the Company’s largest customer relationship, transitioned the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider, and accordingly, revenues from this relationship ceased.  In the first quarter of fiscal year 2007, this affinity relationship did not account for any revenues or gross profits.  T-Mobile accounted for 48% and 21% of total revenues and total gross profits, respectively, in the first quarter of fiscal year 2006.

Note 8.  Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 26, 2006.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.  Although we sell products to customers in over 100 countries, approximately 97% of our sales are made to customers in the United States.  We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.  Due to the diversity in our business, we are not significantly affected by seasonality.

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance.

•                                          Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  The acquisition of TerraWave and GigaWave in late April 2006 further broadened our WLAN product and service offering in this segment.

•                                          Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites.

•                                          Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 61% of all of our installation, test and maintenance sales for the first quarter of fiscal year 2007 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia Inc. (Nokia).  The arrangements on which these relationships are based, like many of our other customer and vendor arrangements, are of limited duration and are terminable by either party upon several months or otherwise short notice. The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

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

Our first quarter revenues decreased by 25% compared to the first quarter of last year.  This 25% decrease is a result of:

•                                          Commercial revenue growth of 50% compared to last year’s first quarter.  This growth was driven by growth in each of our commercial lines of business. We experienced exceptionally strong growth in our installation, test and maintenance segment. This significant increase was primarily driven by large sales related to our repair components relationship with Nokia.  Going forward, we expect that revenues and gross profits from sales of these repair components will not continue at the first quarter level, but will return to levels more consistent with those experienced last fiscal year.

•                                          Consumer revenues decreased by 98% compared to last year’s first quarter due to the loss of the T-Mobile affinity relationship in September 2005.

The transitioned T-Mobile affinity relationship consisted primarily of low-margin handset sales.  The increases in the higher margin commercial business in the first quarter, more than offset the loss of the gross profit generated from this T-Mobile business and thus, gross profits have increased by 8% despite the overall decrease in revenues.

Our first quarter selling, general and administrative expenses grew by 4% compared to the prior year quarter.  Because of the gross profit growth described above and the smaller growth in expenses, our earnings per share reached $0.43 in the first quarter of fiscal 2007, compared to $0.29 in the first quarter of fiscal 2006.

Results of Operations

The following table summarizes the unaudited results of our operations for the three months ended June 25, 2006 and June 26, 2005:

	Three Months Ended
(Amounts in thousands, except per share data)	June 25, 2006	June 26, 2005	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$12,268	$14,334	$(2,066)	(14.4%)
SMUs, Governments and Resellers	25,437	20,558	4,879	23.7%
Total Network Infrastructure	37,705	34,892	2,813	8.1%
Mobile Devices and Accessories:
Public Carriers and Network Operators	704	625	79	12.6%
SMUs, Governments and Resellers	41,159	22,755	18,404	80.9%
Total Mobile Devices and Accessories	41,863	23,380	18,483	79.1%
Installation, Test and Maintenance:
Public Carriers and Network Operators	4,244	4,385	(141)	(3.2%)
SMUs, Governments and Resellers	26,610	11,061	15,549	140.6%
Total Installation, Test and Maintenance	30,854	15,446	15,408	99.8%
Total Commercial Revenues	110,422	73,718	36,704	49.8%
Consumer Revenues - Mobile Devices and Accessories	1,518	74,605	(73,087)	(98.0%)
Total Revenues	$111,940	$148,323	$(36,383)	(24.5%)

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$2,814	$3,346	$(532)	(15.9%)
SMUs, Governments and Resellers	6,289	4,999	1,290	25.8%
Total Network Infrastructure	9,103	8,345	758	9.1%
Mobile Devices and Accessories:
Public Carriers and Network Operators	197	172	25	14.5%
SMUs, Governments and Resellers	8,475	5,764	2,711	47.0%
Total Mobile Devices and Accessories	8,672	5,936	2,736	46.1%
Installation, Test and Maintenance:
Public Carriers and Network Operators	944	994	(50)	(5.0%)
SMUs, Governments and Resellers	8,609	3,542	5,067	143.1%
Total Installation, Test and Maintenance	9,553	4,536	5,017	110.6%
Total Commercial Gross Profit	27,328	18,817	8,511	45.2%
Consumer Gross Profit - Mobile Devices and Accessories	757	7,205	(6,448)	(89.5%)
Total Gross Profit	28,085	26,022	2,063	7.9%

Selling, general and administrative expenses	24,968	23,960	1,008	4.2%
Income from operations	3,117	2,062	1,055	51.2%
Interest, net	155	38	117	NM

Income before provision for income taxes	2,962	2,024	938	46.3%
Provision for income taxes	1,109	789	320	40.6%
Net income	$1,853	$1,235	$618	50.0%
Diluted earnings per share	$0.43	$0.29	$0.14	48.3%

NM - not meaningful

First Quarter of Fiscal Year 2007 Compared with First Quarter of Fiscal Year 2006

Revenues.  Revenues for the first quarter of fiscal year 2007 decreased 25% as compared with the first quarter of fiscal year 2006, primarily due to a 98% decrease in consumer revenues, partially offset by a 50% growth in commercial revenues.  While total sales in our mobile devices and accessories line of business declined due to the large decrease in consumer sales, we grew sales in all of our commercial lines of business.
Sales in the mobile devices and accessories line of business decreased 56% in the first quarter of fiscal year 2007, as compared with the prior-year period.  The decrease was due to a 98% decrease in consumer sales, offset by a 79% increase in commercial sales.  The decrease in consumer sales was attributable to the transition in the second quarter of fiscal year 2006 of the TESSCO provided e-commerce marketing and sales system to T-Mobile’s own in-house web solution and alternative third-party logistics provider.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, was primarily due to increased sales of accessory products to carrier and independent retail customers.  During the third quarter of fiscal year 2006, we began supplying several new wireless carrier customers, including one large Tier 1 national carrier.
The 8% increase in our network infrastructure sales as compared with the first quarter of last year is primarily attributable to an increase in sales of fixed wireless broadband products and wireless local area network (WLAN) products.  These increases were largely a result of our acquisition of TerraWave and GigaWave, which primarily offer WLAN products and training.  The market for broadband and network equipment products continues to emerge and grow.  The market for radio frequency (RF) propagation products continues to be challenging, especially in cable products; however, our revenue for these products increased over the prior-year quarter, primarily driven by growth in antenna systems and tower site support products. Most of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.
Revenues from our installation, test and maintenance line of business had a 100% increase from the prior-year quarter, primarily due to large sales of repair parts early in the quarter related to our expanded major repair components relationship with Nokia.  This increase in revenue was in part due to one-time large sales to certain customers.  Going forward, we expect that revenues from sales of these repair components will not continue at this level, but will return to levels more consistent with those experienced last fiscal year.
Gross Profit.  Gross profit for the first quarter of fiscal year 2007 increased 8% as compared with the first quarter of fiscal year 2006. Total commercial gross profit grew 45%, while consumer gross profit decreased 89% as a result of the transition of the T-Mobile relationship as discussed above.  Gross profit margin increased to 25.1% in the first quarter of fiscal year 2007 from 17.5% in first quarter of fiscal year 2006.  Gross profit margin in our network infrastructure segment increased from 23.9% in the first quarter of fiscal year 2006 to 24.1% in the first quarter of fiscal year 2007.  In our installation, test and maintenance segment, gross profit margin increased to 31.0% in the first quarter of fiscal year 2007 from 29.4% in the first quarter of fiscal year 2006, which was primarily driven by large sales of repair components as discussed above.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis.  Gross profit margin in our mobile devices and accessories segment increased to 21.7% in the first quarter of this fiscal year from 13.4% in the first quarter of last year.  This increase is primarily attributable to a large decrease in low margin consumer sales which had been related to the T-Mobile relationship, partially offset by a decrease in gross profit margin for our commercial sales.  The decrease in commercial gross profit margin for our mobile devices and accessories, from 25.4% in the first quarter of last fiscal year to 20.7% for the first quarter of this fiscal year, is attributable to sales mix within the product offering in part due to new retail relationships established in the third quarter of fiscal year 2006.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.
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
Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 4% in the first quarter of fiscal year 2007 as compared with the first quarter of fiscal year 2006.  Selling, general and administrative expenses as a percentage of revenues increased to 22% in the first quarter of fiscal year 2007 from 16% in the first quarter of fiscal year 2006, primarily due to the large decrease in consumer revenues and increased expenses related to business generation activities as discussed below, partially offset by decreased freight costs.
The largest factors contributing to the increase in total selling, general and administrative expenses were increased labor expenses related to business generation activities. These increases are reflective of our increased focus on our commercial business.  Labor costs have also increased over the prior-year quarter due to increased accruals related to our reward programs, including Performance Stock Units (PSU). Reward program expense is based on actual results to date and management’s current estimates of future performance in relation to pre-determined performance targets. Labor costs were also impacted by the acquisition of TerraWave and GigaWave in April 2006.  Total labor costs, including benefits, increased by approximately $2.2 million from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007.
Marketing expenses also increased in the first quarter of fiscal year 2007 as compared with the first quarter of fiscal year 2006.  Near the end of the first quarter of fiscal year 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  Marketing expense also increased due to sales promotion costs related to increased sales to retail customers.  Total marketing and sales promotion expenses increased by approximately $1.3 million from the first quarter of fiscal year 2006 to first quarter of fiscal year 2007.
Freight costs in the first quarter of fiscal year 2007 decreased approximately $2.2 million over the prior-year quarter, primarily due to the loss of consumer sales associated with our T-Mobile relationship which ended in the second quarter of fiscal year 2006.  This decrease was partially offset by the freight costs associated with the increase in commercial sales.
We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $339,800 and $346,900 for the first quarter ended June 25, 2006 and June 26, 2005, respectively.
Interest, Net.  Net interest expense increased from $38,000 in the first quarter of fiscal year 2006 to $155,300 in the first quarter of fiscal year 2007 primarily due to increased interest expense on our revolving credit facility, as well as increased interest expense on our existing term bank loan due to higher interest rates.  As noted below, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.
Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first quarter of fiscal year 2007 was 37.4% as compared with 39.0% in the first quarter of fiscal year 2006.  As a result of the factors discussed above driving growth in sales and gross profit, net income and diluted earnings per share for the first quarter of fiscal year 2007 increased 50% and 48%, respectively, over the prior-year quarter.

Liquidity and Capital Resources

We generated $6.3 million of net cash in the first three months of fiscal year 2007 compared with a net cash outflow of $3.2 million in the first three months of fiscal year 2006.  In the first quarter of fiscal year 2007, our cash inflow from operating activities was primarily driven by net income, a significant increase in trade accounts payable and a significant decrease in trade accounts receivable, partially offset by an increase in product inventory.  The increase in product inventory and trade accounts payable was primarily due to our expanded major repair components relationship with Nokia

as well as increased purchases and on-hand inventory for our mobile devices and accessories vendors.   At June 25, 2006, repair and component parts purchased from Nokia accounted for 29% of the dollar value of our total product inventory, based on the purchase price for the inventory.  Trade accounts receivable decreased due to the timing of collections from our customers, many of whom maintain accounts with open terms.
Capital expenditures of $1.0 million in the first quarter of fiscal year 2007 were up from expenditures of $0.6 million in the first quarter of fiscal year 2006.  In both periods, capital expenditures primarily consisted of investment in information technology and in fiscal year 2007, also included training equipment.
On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired businesses and additional goodwill will be recorded.  Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees, totaled $77,100 through the end of the first quarter.
Net cash used for financing activities was $122,100 in the first quarter of fiscal year 2007 compared with net cash used for financing activities of $69,000 for the first quarter of fiscal year 2006.  During the first quarter of fiscal year 2007, we purchased 8,800 shares of our outstanding common stock pursuant to our stock buyback program.  No shares were purchased in the first quarter of fiscal year 2006.  From the beginning of our stock buyback program (the first quarter of fiscal 2004), through the end of the first quarter of fiscal year 2007, a total of 509,503 shares have been purchased under this program for approximately $5.9 million, or an average price of $11.59 per share.  The Board of Directors had authorized the purchase of up to 900,000 shares in the aggregate.  On July 17, 2006, the Board of Directors amended the program, authorizing the purchase of an additional 400,000 shares, and therefore, 790,497 shares remained available to be purchased as of that date.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.
To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.  We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our existing revolving credit facility.  In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available.  Our current revolving line of credit expires in September 2007.
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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended March 26, 2006.
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
Impairment of Long-Lived and Indefinite-Lived Assets.  Our Consolidated Balance Sheet includes goodwill of approximately $3.1 million.  We perform an annual impairment test for goodwill on the first day of our fourth quarter.  We also periodically evaluate our long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $3.1 million, resulting in a charge to operations.
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
In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is reviewing FIN 48 to determine the impact of adoption on its financial statements.
Stock-Based Compensation.  Effective March 27, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which we had previously adopted effective March 29, 2004, and SFAS No. 123R are generally consistent with respect to our share-based payments (other than as described below), the adoption of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows.
SFAS No. 123R requires us to include in our calculation of periodic stock compensation expense an estimate of future forfeitures.  Previously, in accordance with SFAS No. 123, we included forfeitures in its calculation of stock compensation expense when the PSUs were actually forfeited.  This change did not have a material impact on our  financial position or results of operations for the quarter.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Forward-Looking Statements

This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are based on current expectations. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “believes,” “should,” “expects,” “anticipates,” “estimates,” and similar expressions. Our future results of operations and other forward-looking statements contained in this report involve a number of risks and uncertainties, including those described throughout this Quarterly Report on Form 10-Q and referenced under Item 1A below. For a variety of reasons, actual results may differ materially from those described in any such forward-looking statement.  Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As noted above under the caption “Liquidity and Other Capital Resources,” in October 2005, we entered into an interest rate swap agreement on our existing bank term loan.  We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this quarterly report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, the Company’s management, including the CEO and CFO, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Lawsuits and claims are filed against us from time to time in the ordinary course of business.  We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations.

Item 1A.  Risk Factors

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 26, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the first quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
March 27, 2006 through April 23, 2006	—	N/A	—	399,297
April 24, 2006 through May 28, 2006	2,200	$21.13	2,200	397,097
May 29, 2006 through June 25, 2006	6,600	$20.08	6,600	390,497
Total	8,800	$20.34	8,800	390,497

(1)          Periods indicated are fiscal accounting months for the first quarter of fiscal year 2007.

(2)          Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 450,000 shares of our common stock pursuant to the program.  On October 20, 2005, our Board of Directors amended the program and authorized the purchase of an additional 450,000 shares of outstanding commons stock.  As of June 25, 2006, we had purchased an aggregate of 509,503 shares of our outstanding common stock pursuant to this program for approximately $5.9 million, or an average price of $11.59 per share.  All shares repurchased during the first quarter of fiscal year 2007 were repurchased under this program.  On July 17, 2006, our Board of Directors amended the program and authorized the purchase of an additional 400,000 shares of outstanding common stock, and as of that date, 790,497 shares remained available to be purchased under the program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion of the program.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders at the Company’s facility located in Hunt Valley, Maryland on July 20, 2006.  At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company’s independent registered public accounting firm.  Each of these proposals was described in the Company’s Definitive Proxy Statement filed with the Commission on June 19, 2006.

ELECTION OF DIRECTORS.  At the meeting, the shareholders re-elected John D. Beletic, Daniel Okrent and Morton F. Zifferer, Jr. for a three-year term expiring at the Company’s 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualify.  The term of office of each of Jerome C. Eppler, Susan D. Goodman, Dennis J. Shaughnessy, Robert B. Barnhill, Jr. and Benn R. Konsynski also continued after the meeting.  The votes cast for Messrs. Beletic, Okrent and Zifferer were as follows:

John D. Beletic	3,336,427	For
	13,581	Against or Withheld

Daniel Okrent	3,321,303	For
	28,705	Against or Withheld

Morton F. Zifferer, Jr.	3,330,402	For
	19,606	Against or Withheld

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.  At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending April 1, 2007.  The number of votes “for” was 3,343,957, the number of votes “against” or “withheld” was 3,844, and the number of abstentions was 2,207.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                Exhibits:

10.1	Asset Purchase Agreement, Dated as of April 5, 2006, by and among TerraWave Solutions, Ltd., Gigawave Solutions, Ltd. and TESSCO Incorporated and GW Services Solutions, Inc.
31.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer.
32.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2	Section 1350 Certification of David M. Young, Chief Financial Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date: August 9, 2006	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)