Form 10-Q
period 2006-09-24
TESSCO TECHNOLOGIES INC
filed 2006-11-08
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 31, 2006, was 3,659,058.

TESSCO Technologies Incorporated

Part I.  Financial Information

Item 1.  Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	September 24, 2006	March 26, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$2,286,900
Trade accounts receivable, net	44,415,300	43,576,500
Product inventory	59,344,800	47,615,700
Deferred tax asset	2,396,000	2,396,000
Prepaid expenses and other current assets	3,430,800	2,799,200
Total current assets	109,586,900	98,674,300

Property and equipment, net	24,523,900	24,619,800
Goodwill, net	3,571,200	2,452,200
Other long-term assets	2,539,900	1,054,100
Total assets	$140,221,900	$126,800,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$57,685,000	$44,984,000
Accrued expenses and other current liabilities	11,749,100	7,543,400
Revolving credit facility	7,935,400	—
Current portion of long-term debt	355,500	442,500
Total current liabilities	77,725,000	52,969,900

Deferred tax liability	2,785,300	2,785,300
Long-term debt, net of current portion	4,381,700	4,559,400
Other long-term liabilities	1,362,400	1,379,000
Total liabilities	86,254,400	61,693,600

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	50,100	49,600
Additional paid-in capital	25,937,000	24,748,700
Treasury stock, at cost	(25,521,700)	(9,521,100)
Retained earnings	53,473,600	49,764,200
Accumulated other comprehensive income, net of tax	28,500	65,400
Total shareholders’ equity	53,967,500	65,106,800
Total liabilities and shareholders’ equity	$140,221,900	$126,800,400

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$118,655,700	$137,632,800	$230,596,000	$285,956,100
Cost of goods sold	88,625,800	109,266,200	172,481,000	231,567,400
Gross profit	30,029,900	28,366,600	58,115,000	54,388,700
Selling, general and administrative expenses	26,855,800	25,543,500	51,823,900	49,503,300
Income from operations	3,174,100	2,823,100	6,291,100	4,885,400
Interest, net	180,500	29,100	335,800	67,100
Income before provision for income taxes	2,993,600	2,794,000	5,955,300	4,818,300
Provision for income taxes	1,137,600	1,089,600	2,245,900	1,879,100
Net income	$1,856,000	$1,704,400	$3,709,400	$2,939,200
Basic earnings per share	$0.45	$0.40	$0.90	$0.69
Diluted earnings per share	$0.44	$0.40	$0.87	$0.69
Basic weighted average shares outstanding	4,103,500	4,238,300	4,142,000	4,237,500
Diluted weighted average shares outstanding	4,225,300	4,300,300	4,250,600	4,288,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Six Months Ended
	September 24, 2006	September 25, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,709,400	$2,939,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,320,300	2,407,600
Non-cash stock compensation expense	991,900	564,000
Deferred taxes and other non-cash items	60,500	(800)
Change in trade accounts receivable	846,700	22,848,800
Change in product inventory	(10,832,500)	15,039,300
Change in prepaid expenses and other current assets	(614,400)	708,100
Change in trade accounts payable	11,342,100	(44,723,600)
Change in accrued expenses and other current liabilities	1,553,500	(309,000)
Net cash provided by (used in) operating activities	9,377,500	(526,400)

Cash flows from investing activities:
Purchases of property and equipment	(2,054,600)	(1,595,100)
Acquisition of business in purchase transaction	(3,933,300)	—
Net cash used in investing activities	(5,987,900)	(1,595,100)

Cash flows from financing activities:
Net borrowings from revolving credit facility	7,935,400	—
Payments on long-term debt	(264,700)	(180,700)
Net proceeds from issuance of stock	95,400	124,400
Purchase of treasury stock	(16,000,600)	(451,600)
Excess tax benefit from stock-based compensation	101,500	—
Bank overdraft	2,456,500	—
Net cash used in financing activities	(5,676,500)	(507,900)

Net decrease in cash and cash equivalents	(2,286,900)	(2,629,400)

Cash and cash equivalents, beginning of period	2,286,900	3,880,800

Cash and cash equivalents, end of period	$—	$1,251,400

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

September 24, 2006

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FASB 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the new standard will have a material impact on its financial statements.

Note 3.  Borrowings Under Revolving Credit Facility and Long-Term Debt

On April 28, 2003, the Company established a stock buyback program. In September 2006, the Company purchased 641,775 shares of its outstanding common stock pursuant to the stock buyback program. Of the 641,775 shares repurchased during the first six months of the fiscal year, 629,575 shares were purchased for approximately $15.7 million in one transaction with a large former shareholder.  This transaction significantly reduced shareholders’ equity, and because the purchase price was funded with borrowings under the Company’s revolving credit facility, it also increased total liabilities.  Prior to entering into this transaction, the Company discussed the proposed transaction, the anticipated borrowings necessary to consummate the transaction and its possible impact on the Company’s financial condition, with Wachovia Bank, N.A. and SunTrust Bank, the lenders under the Company’s revolving credit facility and term loan.  The Company concluded that, as a result of the transaction, at the end of the second fiscal quarter it might not meet the Maximum Total Liabilities to Tangible Net Worth covenant under the terms of its revolving credit facility and term loan.  Anticipating this possibility, prior to entering into the transaction the Company requested a waiver of the covenant from the banks and both agreed at that time to waive compliance with the covenant for the second fiscal quarter.  It was subsequently determined that the Company, in fact, did not comply with the covenant, and the waiver allowed the Company to avoid a covenant violation under the terms of these loans.  If the Company does not comply, or anticipates that it will not comply, with this or any other covenant under its revolving credit facility for the third or any future quarter, the Company would expect to work closely with the banks to attempt to obtain additional waivers, as necessary.  There can be no assurance that the Company will comply with the covenant as of the end of the third or any future quarter or, if not, that the banks will provide another waiver.  If the Company does not comply and if the banks refuse to provide another waiver, the Company would violate the covenant, which could result in the occurrence of an event of default under the terms of these loans, whereupon the balance outstanding under both of these loans, as well as the balances outstanding under the Company’s other debt agreements, would become payable in full and the Company’s ability to borrow under its existing revolving credit facility would be eliminated.  In such an instance, management would seek to obtain other sources of comparable financing, the availability (or terms) of which cannot be assured, either in a timely manner or at all.

Note 4.  Stock Compensation

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

SFAS No. 123R requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Prior to fiscal year 2007, in accordance with SFAS No. 123, the Company only included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on the Company’s financial position or results of operations for the quarter and the six months ended September 24, 2006.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

The Company’s selling, general and administrative expenses for the three months and six months ended September 24, 2006 includes $462,400 and $991,900, respectively, of stock compensation expense.  The Company’s selling, general and administrative expenses for the three months and six months ended September 25, 2005 includes $335,100 and $556,000, respectively, of stock compensation expense.  Provision for income taxes for the three months and six months ended September 24, 2006 includes $175,700 and $373,900, respectively, of income tax benefits related to our stock-based compensation arrangements.  Provision for income taxes for the three months and six months ended September 25, 2005 includes $130,700 and $216,800, respectively, of income tax benefits related to our stock-based compensation arrangements.

The Company’s stock incentive plan is the Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  The 1994 Plan allows for the grant of awards in respect of an aggregate of 1,172,500 shares of the Company’s common stock. As of September 24, 2006, 85,021 shares were available for issue in respect of awards available for future grant under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards.  No additional awards can be made under the 1994 Plan after July 22, 2009, without shareholder approval of an extension of the plan term.  Options, restricted stock and Performance Stock Unit (PSU) awards have been granted as awards under the 1994 Plan.  Shares which are subject to outstanding PSU or other awards under the Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance.

Performance Stock Units:  Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants.  Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the 1994 Plan.  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, range from one to three years.  Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance.  Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value, and for those PSUs which are based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual or cumulative threshold targets, no shares are issued. Under SFAS No. 123R, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.  The Company estimated the forfeiture rate primarily based on historical experience. The Company’s calculated forfeiture rate was approximately 4%.

The following table summarizes the activity under the Company’s PSU program for the six months ended September 24, 2006:

	2006	Weighted Average Fair Value at Grant
Outstanding shares, non-vested beginning of period	428,125	$13.73
Granted	150,000	19.30
Outstanding shares, non-vested end of period	578,125	$15.17
Vesting period	May 1, 2006-2010

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

In May 2006, 52,869 shares were earned and became vested related to fiscal year 2005 and/or fiscal year 2006 performance. Unrecognized compensation expense based on the current expectation of targets to be achieved as of September 24, 2006 for PSUs expected to be earned is $3.7 million.  These costs are expected to be recognized over a weighted average period of 2.8 years.  If the maximum target of PSUs outstanding were assumed to be earned, total unrecognized compensation costs would be $8.4 million.

Stock Options:  For the three months ended September 24, 2006, options for 7,000 shares were forfeited at an average exercise price of $26.32.  For the three months ended September 25, 2005, options for 65,500 shares were forfeited at an average exercise price of $13.64 per share.  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options:

	Six months ended September 24, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of period	160,000	$12.51
Forfeited	7,000	26.32
Outstanding, end of period	153,000	$11.87	3.60	$1,821,800
Exercisable, end of period	137,000	$12.39	3.37	$1,561,200

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 24, 2006.  This amount changes based on the fair market value of TESSCO’s stock.

As of September 24, 2006, there was $65,800 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately one year.

Restricted Stock:  During the second quarter of fiscal year 2007, the Company granted 100,000 shares of the Company common stock as a restricted stock award under the 1994 Plan.  All shares of this restricted stock grant vest 10% per annum beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016.  The weighted average fair value for these shares at the grant date was $23.76.  No other shares of restricted stock are currently issued as awards under the 1994 Plan.  As of September 24, 2006, there was approximately $2.4 million of total unrecognized compensation costs related to restricted stock.  These costs are expected to be recognized over a weighted average period of approximately 9.5 years.

Team Member Stock Purchase Plan:  During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 200,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period.  The Company’s expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123R.  Expenses incurred for the Team Member Stock Purchase Plan during the three months and six months ended September 24, 2006 related to SFAS No. 123R was $8,400.  During the three months and six months ended September 24, 2006, 1,555 and 3,878 shares, respectively, were sold to employees under this plan, having a weighted average market value of $15.51 and $12.96.

Note 5.  Acquisition

On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired businesses and additional goodwill will be recorded.  Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees totaled $89,500.

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

Trade accounts receivable	$1,685,500
Product inventory	896,600
Prepaid expenses	17,200
Identifiable intangible assets	1,630,000
Goodwill	519,000
Fixed assets	139,600
Trade accounts payable	(758,900)
Accrued expenses	(195,700)
Total preliminary purchase price	$3,933,300

In performing its preliminary purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of

TerraWave and GigaWave. The Company’s estimate of the fair value of intangible assets was based, in part, on a valuation completed by an independent valuation specialist, and estimates and assumptions provided by management. The identified intangible assets consisted of service-marks, covenants not to compete and customer contracts and relationships.  Based upon the preliminary purchase price allocation, the trademarks are estimated to have an approximate fair value of $850,000 and an indefinite life, the customer contacts are estimated to have an approximate fair value of $490,000 and an estimated useful life of four years and the covenants not to compete are estimated to have an approximate fair value of $290,000 and an estimated useful life of six years.  Goodwill noted above is expected to be deductible for tax purposes.  The primary factors contributing to a purchase price that resulted in the recognition of goodwill included expansion of the WLAN product line, expansion of markets for TESSCO’s existing products, the acquired employee force and the expansion of TESSCO’s training business.

For the period of April 21, 2006 through September 25, 2006, an additional $600,000 has been accrued for additional earn-out based on achievement of certain earnings thresholds.  This amount has been recorded as goodwill and will be paid out in accordance with the terms of the purchase agreement.

Note 6.  Earnings Per Share

The dilutive effect of all outstanding options, restricted stock and PSUs has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Six Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Basic weighted average common shares outstanding	4,103,500	4,238,300	4,142,000	4,237,500
Dilutive common shares outstanding — restricted stock and PSUs	52,700	31,400	43,400	34,000
Dilutive common shares outstanding — stock options	69,100	30,600	65,200	17,200
Diluted weighted average common shares outstanding	4,225,300	4,300,300	4,250,600	4,288,700

As of September 24, 2006, stock options with respect to 153,000 shares of common stock were outstanding, of which options to purchase 500 shares of common stock at a weighted average exercise price of $23.94 per share were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All restricted stock was antidilutive.

Note 7.  Business Segments

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

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended September 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$11,868	$603	$3,016	$15,487
SMUs, Governments and Resellers	31,415	51,005	18,973	101,393
Total Commercial Revenues	43,283	51,608	21,989	116,880
Consumer Revenues	—	1,776	—	1,776
Total Revenues	$43,283	$53,384	$21,989	$118,656

Commercial Gross Profit:
Public Carriers and Network Operators	$2,943	$192	$807	$3,942
SMUs, Governments and Resellers	7,933	10,466	6,846	25,245
Total Commercial Gross Profit	10,876	10,658	7,653	29,187
Consumer Gross Profit	—	843	—	843
Total Gross Profit	$10,876	$11,501	$7,653	$30,030

Product Inventory	$16,902	$22,545	$19,898	$59,345

Fiscal Quarter ended September 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$13,915	$571	$3,751	$18,237
SMUs, Governments and Resellers	25,114	23,749	11,961	60,824
Total Commercial Revenues	39,029	24,320	15,712	79,061
Consumer Revenues	—	58,572	—	58,572
Total Revenues	$39,029	$82,892	$15,712	$137,633

Commercial Gross Profit:
Public Carriers and Network Operators	$3,219	$170	$935	$4,324
SMUs, Governments and Resellers	5,864	6,144	3,976	15,984
Total Commercial Gross Profit	9,083	6,314	4,911	20,308
Consumer Gross Profit	—	8,059	—	8,059
Total Gross Profit	$9,083	$14,373	$4,911	$28,367

Product Inventory	$17,804	$15,230	$12,759	$45,793

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Six Months ended September 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$24,095	$1,258	$7,266	$32,619
SMUs, Governments and Resellers	56,840	92,253	45,590	194,683
Total Commercial Revenues	80,935	93,511	52,856	227,302
Consumer Revenues	—	3,294	—	3,294
Total Revenue	$80,935	$96,805	$52,856	$230,596

Commercial Gross Profit:
Public Carriers and Network Operators	$5,745	$377	$1,757	$7,879
SMUs, Governments and Resellers	14,164	19,019	15,454	48,637
Total Commercial Gross Profit	19,909	19,396	17,211	56,516
Consumer Gross Profit	—	1,599	—	1,599
Total Gross Profit	$19,909	$20,995	$17,211	$58,115

Product Inventory	$16,902	$22,545	$19,898	$59,345

Six Months ended September 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$28,278	$1,131	$8,134	$37,543
SMUs, Governments and Resellers	45,647	46,574	23,028	115,249
Total Commercial Revenues	73,925	47,705	31,162	152,792
Consumer Revenues	—	133,164	—	133,164
Total Revenue	$73,925	$180,869	$31,162	$285,956

Commercial Gross Profit:
Public Carriers and Network Operators	$6,565	$327	$1,932	$8,824
SMUs, Governments and Resellers	10,863	11,927	7,515	30,305
Total Commercial Gross Profit	17,428	12,254	9,447	39,129
Consumer Gross Profit	—	15,260	—	15,260
Total Gross Profit	$17,428	$27,514	$9,447	$54,389

Product Inventory	$17,804	$15,230	$12,759	$45,793

Note 8.  Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the three months and six months ended September 24, 2006, sales of products to the Company’s top customer relationship, Cingular Wireless LLC, accounted for 21% and 18% of total revenues, respectively, and 15% and 13% of total gross profits, respectively.  For the three months and six months ended September 24, 2006, sales of products related to the Company’s top vendor relationship, the Nokia Inc. (Nokia) repair and replacement component relationship, accounted for 9% and 13% of total revenues, respectively, and 16% and 20% of total gross profits, respectively.  The Nokia relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers. At September 24, 2006, repair and component parts purchased from Nokia accounted for 26% of the dollar value of the total product inventory, based on the purchase price for the inventory.

In September 2005, T-Mobile, previously the Company’s largest customer relationship, transitioned the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider, and accordingly, revenues from this relationship ceased.  In the first half of fiscal year 2007, this affinity relationship did not account for any revenues or gross profits.  T-Mobile accounted for 40% and 45% of total revenues and 23% and 22% of total gross profit in the three months and six months ended September 25, 2005, respectively.

Note 9.  Reclassifications

Certain reclassifications have been made to the prior year Consolidated Financial Statements to conform to the current year presentation.

Note 10.  Subsequent Events

On October 19, 2006, the Company’s Board of Directors approved a stock dividend providing each holder of record of the Company’s common stock on the close of business November 15, 2006 one additional share for every two outstanding shares held.  TESSCO’s transfer agent will issue the additional shares on November 29, 2006. The market price for TESSCO’s common stock as reported by Nasdaq will reflect the stock dividend beginning November 30, 2006.  The number of authorized shares remains at 15 million.

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

•                                          Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% and 57% of all of our installation, test and maintenance sales for the first three months and six months of fiscal year 2007, respectively, were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia Inc. (Nokia).  The arrangements on which these relationships are based, like many of our other customer and vendor arrangements, are of limited duration and are terminable by either party upon several months or otherwise short notice. The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base.  In addition, the agreements or arrangements with our customers or vendors (including Nokia) looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months notice.  Our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Our second quarter revenues decreased by 14% compared to the second quarter of last year.  This decrease is a result of:

•                                          Consumer revenues decreased by 97% compared to last year’s second quarter due to the loss of the T-Mobile affinity relationship in September 2005.

•                                          Commercial revenue growth of 48% compared to last year’s second quarter.  This growth was driven by growth in each of our commercial lines of business. We experienced exceptionally strong growth in our installation, test and maintenance segment. This significant increase was primarily driven by large sales related to our repair components relationship with Nokia.  Going forward, we expect that revenues and gross profits from sales of these repair components will not continue at this level, but will return to levels more consistent with those experienced last fiscal year.

The transitioned T-Mobile affinity relationship consisted primarily of low-margin handset sales.  The increases in the higher margin commercial business in the second quarter, more than offset the loss of the gross profit generated from this T-Mobile business and thus, gross profits have increased by 6% despite the overall decrease in revenues.

Our second quarter selling, general and administrative expenses grew by 5% compared to the prior-year quarter.  Because of the gross profit growth described above and the smaller growth in expenses, our earnings per share reached $0.44 in the second quarter of fiscal year 2007, compared to $0.40 in the second quarter of fiscal year 2006.

Results of Operations

The following table summarizes the unaudited results of our operations for the three months and six months ended September 24, 2006 and September 25, 2005:

	Fiscal Quarters Ended				Six Months Ended
(Amounts in thousands, except per share data)	September 24, 2006	September 25, 2005	$ Change	% Change	September 24, 2006	September 25, 2005	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$11,868	$13,915	$(2,047)	(14.7%)	$24,095	$28,278	$(4,183)	(14.8%)
SMUs, Governments and Resellers	31,415	25,114	6,301	25.1%	56,840	45,647	11,193	24.5%
Total Network Infrastructure	43,283	39,029	4,254	10.9%	80,935	73,925	7,010	9.5%
Mobile Devices and Accessories:
Public Carriers and Network Operators	603	571	32	5.6%	1,258	1,131	127	11.2%
SMUs, Governments and Resellers	51,005	23,749	27,256	114.8%	92,253	46,574	45,679	98.1%
Total Mobile Devices and Accessories	51,608	24,320	27,288	112.2%	93,511	47,705	45,806	96.0%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,016	3,751	(735)	(19.6%)	7,266	8,134	(868)	(10.7%)
SMUs, Governments and Resellers	18,973	11,961	7,012	58.6%	45,590	23,028	22,562	98.0%
Total Installation, Test and Maintenance	21,989	15,712	6,277	40.0%	52,856	31,162	21,694	69.6%
Total Commercial Revenues	116,880	79,061	37,819	47.8%	227,302	152,792	74,510	48.8%
Consumer Revenues - Mobile Devices and Accessories	1,776	58,572	(56,796)	(97.0%)	3,294	133,164	(129,870)	(97.5%)
Total Revenues	$118,656	$137,633	$(18,977)	(13.8%)	$230,596	$285,956	$(55,360)	(19.4%)

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$2,943	$3,219	$(276)	(8.6%)	$5,745	$6,565	$(820)	(12.5%)
SMUs, Governments and Resellers	7,933	5,864	2,069	35.3%	14,164	10,863	3,301	30.4%
Total Network Infrastructure	10,876	9,083	1,793	19.7%	19,909	17,428	2,481	14.2%
Mobile Devices and Accessories:
Public Carriers and Network Operators	192	170	22	12.9%	377	327	50	15.3%
SMUs, Governments and Resellers	10,466	6,144	4,322	70.3%	19,019	11,927	7,092	59.5%
Total Mobile Devices and Accessories	10,658	6,314	4,344	68.8%	19,396	12,254	7,142	58.3%
Installation, Test and Maintenance:
Public Carriers and Network Operators	807	935	(128)	(13.7%)	1,757	1,932	(175)	(9.1%)
SMUs, Governments and Resellers	6,846	3,976	2,870	72.2%	15,454	7,515	7,939	105.6%
Total Installation, Test and Maintenance	7,653	4,911	2,742	55.8%	17,211	9,447	7,764	82.2%
Total Commercial Gross Profit	29,187	20,308	8,879	43.7%	56,516	39,129	17,387	44.4%
Consumer Gross Profit - Mobile Devices and Accessories	843	8,059	(7,216)	(89.5%)	1,599	15,260	(13,661)	(89.5%)
Total Gross Profit	30,030	28,367	1,663	5.9%	58,115	54,389	3,726	6.9%

Selling, general and administrative expenses	26,856	25,544	1,312	5.1%	51,824	49,504	2,320	4.7%
Income from operations	3,174	2,823	351	12.4%	6,291	4,885	1,406	28.8%
Interest, net	180	29	151	NM	336	67	269	NM
Income before provision for income taxes	2,994	2,794	200	7.2%	5,955	4,818	1,137	23.6%
Provision for income taxes	1,138	1,090	48	4.4%	2,246	1,879	367	19.5%
Net income	$1,856	$1,704	$152	8.9%	$3,709	$2,939	$770	26.2%
Diluted earnings per share	$0.44	$0.40	$0.04	10.0%	$0.87	$0.69	$0.18	26.1%

NM - not meaningful

Second Quarter of Fiscal Year 2007 Compared with Second Quarter of Fiscal Year 2006
Revenues.  Revenues for the second quarter of fiscal year 2007 decreased 14% as compared with the second quarter of fiscal year 2006, primarily due to a 97% decrease in consumer revenues, substantially offset by a 48% growth in commercial revenues.  While total sales in our mobile devices and accessories line of business declined due to the large decrease in consumer sales, we grew sales in all of our commercial lines of business.

Sales in the mobile devices and accessories line of business decreased 36% in the second quarter of fiscal year 2007, as compared with the prior-year period.  The decrease was due to a 97% decrease in consumer sales, offset by a 112% increase in commercial sales.  The decrease in consumer sales was attributable to the transition in the second quarter of fiscal year 2006 of the TESSCO provided e-commerce marketing and sales system to T-Mobile’s own in-house web solution and alternative third-party logistics provider.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, was primarily due to increased sales of accessory products to carrier and independent retail customers.  During the third quarter of fiscal year 2006, we began supplying several new wireless carrier customers, including Cingular Wireless LLC.

Network infrastructure sales increased 11% as compared with the second quarter of last year, primarily due to an increase in sales of fixed wireless broadband products and wireless local area network (WLAN) products.  These increases were largely a result of our acquisition of TerraWave and GigaWave, which primarily offer WLAN products and training.  The market for broadband and network equipment products continues to emerge and grow.  Our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a 40% increase from the prior-year quarter, primarily due to large sales of repair parts related to our expanded major repair components relationship with Nokia.  Going forward, we expect that revenues from sales of these repair components will not continue at this level, but will return to levels more consistent with those experienced last fiscal year.

Gross Profit.  Gross profit for the second quarter of fiscal year 2007 increased 6% as compared with the second quarter of fiscal year 2006. Total commercial gross profit grew 44%, while consumer gross profit decreased 90% as a result of the transition of the T-Mobile relationship as discussed above.  Gross profit margin increased to 25.3% in the second quarter of fiscal year 2007 from 20.6% in second quarter of fiscal year 2006.  Gross profit margin in our network infrastructure segment increased from 23.3% in the second quarter of fiscal year 2006 to 25.1% in the second quarter of fiscal year 2007.  In our installation, test and maintenance segment, gross profit margin increased to 34.8% in the second quarter of fiscal year 2007 from 31.3% in the second quarter of fiscal year 2006, which was primarily driven by large sales of repair components as discussed above.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings.  Gross profit margin in our mobile devices and accessories segment increased to 21.5% in the second quarter of this fiscal year from 17.3% in the second quarter of last year.  This increase is primarily attributable to a large decrease in low margin consumer sales which had been related to the T-Mobile relationship, partially offset by a decrease in gross profit margin for our commercial sales.  The decrease in commercial gross profit margin for our mobile devices and accessories, from 26.0% in the second quarter of last fiscal year to 20.7% for the second quarter of this fiscal year, is attributable to sales mix within the product offering in part due to new retail relationships established in the third quarter of fiscal year 2006.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 5% in the second quarter of fiscal year 2007 as compared with the second quarter of fiscal year 2006.  Selling, general and administrative expenses as a percentage of revenues increased to 23% in the second quarter of fiscal year 2007 from 19% in the second quarter of fiscal year 2006, primarily due to the large decrease in consumer revenues and increased expenses related to business generation activities as discussed below, partially offset by decreased freight costs.  The increase in selling, general and administrative expenses were primarily driven by increased labor expenses, including our reward programs, and increased marketing expenses, but was partially offset by a decrease in freight expenses.

Labor expenses related to business generation activities increased over the prior year quarter. These increases are reflective of our increased focus on our commercial business.  Labor costs have also increased over the prior-year quarter due to increased accruals related to our reward programs, including Performance Stock Units (PSU). PSU expense is based on actual results to date and management’s current estimates of future performance in relation to pre-determined performance targets. Labor costs were also impacted by the acquisition of TerraWave and GigaWave in April 2006.  Total labor costs, including benefits, increased by approximately $1.6 million from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007.

Marketing expenses also increased in the second quarter of fiscal year 2007 as compared with the second quarter of fiscal year 2006.  Marketing expense increased due to sales promotion costs related to increased sales to retail customers.  Also, during the second quarter of fiscal year 2007, we began a media campaign utilizing different marketing techniques to broaden our outreach.  Total marketing and sales promotion expenses increased by approximately $1.9 million from the second quarter of fiscal year 2006 to second quarter of fiscal year 2007.

Freight costs in the second quarter of fiscal year 2007 decreased approximately $1.6 million over the prior-year quarter, primarily due to the loss of consumer sales associated with our T-Mobile relationship which ended in the second quarter of fiscal year 2006.  This decrease was partially offset by the freight costs associated with the increase in commercial sales.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $332,200 and $505,500 for the second quarter ended September 24, 2006 and September 25, 2005, respectively.

Interest, Net.  Net interest expense increased from $29,100 in the second quarter of fiscal year 2006 to $180,500 in the second quarter of fiscal year 2007 primarily due to increased interest expense on our revolving credit facility, as well as increased interest expense on our existing term bank loan due to higher interest rates.  As noted below, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  The average balance on our revolving credit facility increased during the second quarter of fiscal year 2007, partially as a result of a large stock buyback discussed further below under the “Liquidity” caption.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the second quarter of fiscal year 2007 was 38.0% as compared with 39.0% in the second quarter of fiscal year 2006.  As a result of the factors discussed above driving growth in sales and gross profit, net income and diluted earnings per share for the second quarter of fiscal year 2007 increased 9% and 10%, respectively, over the prior-year quarter.

First Six Months of Fiscal Year 2007 Compared with First Six Month of Fiscal Year 2006
Revenues.  Revenues for the first six months of fiscal year 2007 decreased 19% as compared with the first six months of fiscal year 2006, primarily due to a 98% decrease in consumer revenues, substantially offset by a 49% growth in commercial revenues.  While total sales in our mobile devices and accessories line of business declined due to the large decrease in consumer sales, we grew sales in all of our commercial lines of business.

Sales in the mobile devices and accessories line of business decreased 46% in the first six months of fiscal year 2007, as compared with the prior-year period.  The decrease was due to a 98% decrease in consumer sales, offset by a 96% increase in commercial sales.  The decrease in consumer sales was attributable to the transition in the first six months of fiscal year 2006 of the TESSCO provided e-commerce marketing and sales system to T-Mobile’s own in-house web solution and alternative third-party logistics provider.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, was primarily due to increased sales of accessory products to carrier and independent retail customers.  During the third quarter of fiscal year 2006, we began supplying several new wireless carrier customers, including Cingular Wireless LLC.

Network infrastructure sales increased 10% as compared with the first six months of last year, primarily due to an increase in sales of fixed wireless broadband products and wireless local area network (WLAN) products.  These increases were largely a result of our acquisition of TerraWave and GigaWave, which primarily offer WLAN products and training.  The market for broadband and network equipment products continues to emerge and grow.  The market for radio frequency (RF) propagation products continues to be challenging, especially in cable products; however, our revenue for these products increased over the prior year, primarily driven by growth in antenna systems and tower site support products. Our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for both broadband and RF propagation products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a 70% increase from the prior year, primarily due to large sales of repair parts early in the quarter related to our expanded major repair components relationship with Nokia.  This increase in revenue was in part due to one-time large sales to certain customers.  Going forward, we expect that revenues from sales of these repair components will not continue at this level, but will return to levels more consistent with those experienced last fiscal year.

Gross Profit.  Gross profit for the first six months of fiscal year 2007 increased 7% as compared with the first six months of fiscal year 2006. Total commercial gross profit grew 44%, while consumer gross profit decreased 90% as a result of the transition of the T-Mobile relationship as discussed above.  Gross profit margin increased to 25.2% in the first six months of fiscal year 2007 from 19.0% in first six months of fiscal year 2006.  Gross profit margin in our network infrastructure segment increased from 23.6% in the first six months of fiscal year 2006 to 24.6% in the first six months of fiscal year 2007.  In our installation, test and maintenance segment, gross profit margin increased to 32.6% in the first six months of fiscal year 2007 from 30.3% in the first six months of fiscal year 2006, which was primarily driven by large sales of repair components as discussed above.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis.  Gross profit margin in our mobile devices and accessories segment increased to 21.7% in the first six months of this fiscal year from 15.2% in the first six months of last year.  This increase is primarily attributable to a large decrease in low margin consumer sales which had been related to the T-Mobile relationship, and is partially offset by a decrease in gross profit margin for our commercial sales.  The decrease in commercial gross profit margin for our mobile devices and accessories, from 25.7% in the first six months of last fiscal year to 20.7% for the first six months of this fiscal year, is attributable to sales mix within the product offering in part due to new retail relationships established in the third quarter of fiscal year 2006.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 5% in the first six months of fiscal year 2007 as compared with the first six months of fiscal year 2006.  Selling, general and administrative expenses as a percentage of revenues increased to 22% in the first six months of fiscal year 2007 from 17% in the first six months of fiscal year 2006, primarily due to the large decrease in consumer revenues and increased expenses related to business generation activities as discussed below, partially offset by decreased freight costs.

The largest factors contributing to the increase in total selling, general and administrative expenses were increased labor expenses related to business generation activities. These increases are reflective of our increased focus on our commercial business.  Labor costs have also increased over the prior year due to increased accruals related to our reward programs, including Performance Stock Units (PSU). PSU expense is based on actual results to date and management’s current estimates of future performance in relation to pre-determined performance targets. Labor costs were also impacted by the acquisition of TerraWave and GigaWave in April 2006.  Total labor costs, including benefits, increased by approximately $3.8 million from the first six months of fiscal year 2006 to the first six months of fiscal year 2007.

Marketing expenses also increased in the first six months of fiscal year 2007 as compared with the first six months of fiscal year 2006.  Near the end of the first quarter of fiscal year 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  Marketing expense also increased due to sales promotion costs related to increased sales to retail customers.  During the second quarter of fiscal year 2007, we began a media campaign utilizing different marketing techniques to broaden our outreach.  Total marketing and sales promotion expenses increased by approximately $3.3 million from the first six months of fiscal year 2006 to the first six months of fiscal year 2007.

Freight costs in the first six months of fiscal year 2007 decreased approximately $3.9 million over the prior year, primarily due to the loss of consumer sales associated with our T-Mobile relationship which ended in the second quarter of fiscal year 2006.  This decrease was partially offset by the freight costs associated with the increase in commercial sales.    Credit card fee expense also decreased by approximately $300,000 as a result of the transition of this T-Mobile relationship.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $672,000 and $852,400 for the first six months ended September 24, 2006 and September 25, 2005, respectively.

Interest, Net.  Net interest expense increased from $67,100 in the first six months of fiscal year 2006 to $335,800 in the first six months of fiscal year 2007 primarily due to increased interest expense on our revolving credit facility, as well as increased interest expense on our existing term bank loan due to higher interest rates.  As noted below, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first six months of fiscal year 2007 was 37.7% as compared with 39.0% in the first six months of fiscal year 2006.  As a result of the factors discussed above driving growth in sales and gross profit, net income and diluted earnings per share for the first six months of fiscal year 2007 increased 26% over the prior-year quarter.

Liquidity and Capital Resources
We generated $9.4 million of net cash from operating activities in the first six months of fiscal year 2007 compared with a net cash outflow of $526,400 in the first six months of fiscal year 2006.  In the first six months of fiscal year 2007, our cash inflow from operating activities was primarily driven by net income, net of deprecation and amortization, and a significant increase in trade accounts payable, partially offset by an increase in product inventory.  The increase in product inventory and trade accounts payable was primarily due to our expanded major repair components relationship with Nokia as well as increased purchases and on-hand inventory for our mobile devices and accessories vendors.   At September 24, 2006, repair and component parts purchased from Nokia accounted for 26% of the dollar value of our total product inventory, based on the purchase price for the inventory.  Trade accounts receivable decreased due to the timing of collections from our customers, many of whom maintain accounts with open terms.

Capital expenditures of $2.1 million in the first six months of fiscal year 2007 were up from expenditures of $1.6 million in the first six months of fiscal year 2006.  In both periods, capital expenditures primarily consisted of investment in information technology and in fiscal year 2007, also included training equipment.

On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired businesses and additional goodwill will be recorded.  Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees, totaled $89,500.

Net cash used for financing activities was $5.7 million in the first six months of fiscal year 2007 compared with net cash used for financing activities of $507,900 for the first six months of fiscal year 2006.  We had a bank overdraft of approximately $2.5 million as of September 24, 2006.  During the first six months of fiscal year 2007, we purchased 641,775 shares of our outstanding common stock pursuant to our stock buyback program, compared with 32,100 shares purchased in the first six months of fiscal year 2006.  From the beginning of our stock buyback program (the first quarter of fiscal 2004), through the end of the second quarter of fiscal year 2007, a total of 1,142,478 shares have been purchased under this program for approximately $21.7 million, or an average price of $19.02 per share.  The Board of Directors has authorized the purchase of up to 1,300,000 shares in the aggregate, and therefore, 157,522 shares remained available to be purchased as of the end of the second quarter of fiscal year 2007.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

Of the 641,775 shares repurchased during the first six months of the fiscal year, 629,575 shares were purchased at $25.00 per share for approximately $15.7 million in one transaction with a large former shareholder.  This transaction significantly reduced our shareholders equity, and because the purchase price was funded with borrowings under our revolving credit facility, it also increased our total liabilities.  Prior to entering into this transaction, we discussed the proposed transaction, the anticipated borrowings necessary to consummate the transaction and its possible impact on our financial condition, with Wachovia Bank, N.A. and SunTrust Bank, the lenders under our revolving credit facility and term loan.  We concluded that, as a result of the transaction, at the end of the second fiscal quarter we might not meet the Maximum Total Liabilities to Tangible Net Worth covenant under the terms of our revolving credit facility and term loan.  Anticipating this possibility, prior to entering into the transaction we requested a waiver of the covenant from the banks and both agreed at that time to waive compliance with the covenant for the second fiscal quarter.  It was subsequently determined that we, in fact, did not comply with the covenant, and the waiver allowed us to avoid a covenant violation under the terms of these loans.  If we do not comply, or anticipate that we will not comply, with this or any other covenant under our revolving credit facility for the third or any future quarter, we would expect to work closely with our banks to attempt to obtain additional waivers, as necessary.  There can be no assurance that we will comply with the covenant as of the end of the third or any future quarter or, if not, that the banks will provide another waiver.  If we do not comply and if the banks refuse to provide another waiver, we would violate the covenant, which could result in the occurrence of an event of default under the terms of these loans, whereupon the balance outstanding under both of these loans, as well as the balances outstanding under our other debt agreements, would become payable in full and our ability to borrow under our existing revolving credit facility would be eliminated.  In such an instance, management would seek to obtain other sources of comparable financing, the availability (or terms) of which cannot be assured, either in a timely manner or at all.

Also in anticipation of the continued repurchase of shares under our stock buyback program, we reviewed with Wachovia Bank, N.A. and SunTrust Bank early in the second fiscal quarter terms applicable to our revolving credit facility which had the effect of limiting both aggregate repurchases of our stock and our ability to use borrowings under the revolving credit facility to finance repurchases of our stock, to $10 million.  After discussion, the banks agreed to change the relevant references from $10 million to $25 million.  That agreement was memorialized pursuant to the terms of a joinder, assumption, ratification and modification agreement entered into with the banks in respect of each of these facilities.  Also as part of that undertaking, and as required of us under the terms of the existing documents for the revolving credit facility and term loan, we formally agreed with the banks to join as co-borrowers under the revolving credit agreement and term loan several operating subsidiaries of ours that had been created more recently, including those created in connection with the TerraWave and GigaWave acquisitions, and to update and address other generally routine procedural matters relative to the documentation for these facilities.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.  The balance on our revolving credit facility at September 24, 2006 was $7.9 million, and therefore, we had no cash balance at the end of the quarter.  This facility has a term expiring in September 2007.  Included in accrued expenses at the end of the second quarter is approximately $2.5 million of outstanding checks in excess of on-hand cash balances.  We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our existing revolving credit facility.  In doing so, subject to our ability to maintain compliance with our debt covenants, as discussed in the preceding paragraph, the balance on our revolving credit facility could increase depending on our working capital and other cash needs.  As further discussed above, among other covenants, we are currently required under our revolving credit facility to maintain a Maximum Total Liabilities to Tangible Net Worth ratio (as defined) of no more than 1.75. Our ongoing ability to borrow under our revolving credit facility is limited to amounts determined in accordance with a borrowing base provided for under the facility, and is also constrained by the necessity for us to comply with the above and other credit agreement covenants at the respective measurement dates. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all.

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

Impairment of Long-Lived and Indefinite-Lived Assets.  Our Consolidated Balance Sheet includes goodwill of approximately $3.6 million.  We perform an annual impairment test for goodwill on the first day of our fourth quarter.  We also periodically evaluate our long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $3.6 million, resulting in a charge to operations.

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

SFAS No. 123R requires us to include in our calculation of periodic stock compensation expense an estimate of future forfeitures.  Previously, in accordance with SFAS No. 123, we included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  This change did not have a material impact on our  financial position or results of operations for the quarter.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.

Forward-Looking Statements

This Report may contain forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” and similar expressions, but the absence of these words or phrases does not necessarily mean that a statement is not forward looking. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those risks identified in our most recent Annual Report on Form 10-K and other periodic reports filed with the Securities and Exchange Commission, under the heading “Risk Factors” and otherwise. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of the customers’, vendors’ and affinity partners’ business; economic conditions that may impact customers’ ability to fund or pay for the purchase of our products and services, including credit risk; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our inability to access capital and obtain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the second quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
June 26, 2006 through July 23, 2006	—	N/A	—	790,497
July 24, 2006 through August 27, 2006	—	N/A	—	790,497
August 28, 2006 through September 24, 2006	632,975	$25.00	632,975	157,522
Total	632,975	$25.00	632,975	157,522

(1)          Periods indicated are fiscal accounting months for the second quarter of fiscal year 2007.

(2)          Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 450,000 shares of our common stock pursuant to the program.  On October 20, 2005, our Board of Directors amended the program and authorized the purchase of an additional 450,000 shares of outstanding common stock.  On July 17, 2006, our Board of Directors amended the program and authorized the purchase of an additional 400,000 shares of outstanding common stock, and as of that date, 1,300,000 shares have been authorized for repurchase.  During the second quarter of 2007, the Company repurchased 632,975 shares of its common stock for approximately $15.8 million. The vast majority of these shares were purchased in one transaction with a large former shareholder.  All shares repurchased during the second quarter of fiscal year 2007 were repurchased under this program.  As of September 24, 2006, we had purchased an aggregate of 1,142,478 shares of our outstanding common stock pursuant to this program for approximately $21.7 million, or an average price of $19.02 per share.  Accordingly, up to 157,522 shares remain available for repurchase.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion of the program.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The information regarding the submission of matters to a vote of security holders, set forth on page 21 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 25, 2006, filed August 9, 2006, is incorporated herein by reference.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                EXHIBITS:

10.1

Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wachovia Bank, N.A. and SunTrust Bank, as lenders (Revolving Line of Credit Facility).

10.2

Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wachovia Bank, N.A. and SunTrust Bank, as lenders (Term Loan).

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

TESSCO Technologies Incorporated

Date: November 8, 2006	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)