Form 10-Q
period 2006-12-24
TESSCO TECHNOLOGIES INC
filed 2007-02-07
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-24746

TESSCO Technologies Incorporated

(Exact name of registrant as specified in charter)

Delaware	52-0729657
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (410) 229-1000

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

Yes ☐    No ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of January 31, 2007, was 5,301,668.

TESSCO TECHNOLOGIES INCORPORATED

Part I.  Financial Information

Item 1.  Financial Statements

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	December 24, 2006	March 26, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,286,900
Trade accounts receivable, net	53,634,900	43,576,500
Product inventory	59,883,700	47,615,700
Deferred tax asset	2,396,000	2,396,000
Prepaid expenses and other current assets	4,009,500	2,799,200
Total current assets	119,924,100	98,674,300

Property and equipment, net	24,252,100	24,619,800
Goodwill, net	4,093,700	2,452,200
Other long-term assets	2,477,300	1,054,100
Total assets	$150,747,200	$126,800,400

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$68,704,700	$44,984,000
Accrued expenses and other current liabilities	12,595,600	7,543,400
Revolving credit facility	5,629,400	—
Current portion of long-term debt	355,300	442,500
Total current liabilities	87,285,000	52,969,900

Deferred tax liability	2,785,300	2,785,300
Long-term debt, net of current portion	4,292,500	4,559,400
Other long-term liabilities	1,400,400	1,379,000
Total liabilities	95,763,200	61,693,600

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 authorized and no shares issued and outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized; 7,706,152 shares issued and 5,450,170 shares outstanding as of December 24, 2006 and 7,441,046 shares issued and 6,228,876 shares outstanding as of March 26, 2006	68,400	49,600
Additional paid-in capital	26,869,700	24,748,700
Treasury stock, at cost 2,255,982 shares as of December 24, 2006 and 1,212,170 shares as of March 26, 2006	(27,216,200)	(9,521,100
Retained earnings	55,238,500	49,764,200
Accumulated other comprehensive income, net of tax	23,600	65,400
Total shareholders’ equity	54,984,000	65,106,800
Total liabilities and shareholders’ equity	$150,747,200	$126,800,400

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$134,716,700	$94,811,900	$365,312,700	$380,768,000
Cost of goods sold	101,838,200	70,849,000	274,319,200	302,416,400
Gross profit	32,878,500	23,962,900	90,993,500	78,351,600
Selling, general and administrative expenses	29,730,700	22,004,200	81,554,600	71,507,500
Income from operations	3,147,800	1,958,700	9,438,900	6,844,100
Interest, net	323,800	125,600	659,600	192,700
Income before provision for income taxes	2,824,000	1,833,100	8,779,300	6,651,400
Provision for income taxes	1,059,100	714,900	3,305,000	2,594,000
Net income	$1,764,900	$1,118,200	$5,474,300	$4,057,400
Basic earnings per share	$0.33	$0.18	$0.93	$0.64
Diluted earnings per share	$0.31	$0.17	$0.89	$0.63
Basic weighted average shares outstanding	5,320,600	6,281,300	5,915,500	6,331,200
Diluted weighted average shares outstanding	5,629,300	6,394,500	6,127,000	6,420,200

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 24, 2006	December 25, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,474,300	$4,057,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,525,000	3,279,000
Non-cash stock compensation expense	1,571,900	752,700
Deferred taxes and other non-cash items	113,500	24,900
Change in trade accounts receivable	(8,372,900)	16,655,800
Change in product inventory	(11,371,400)	11,783,800
Change in prepaid expenses and other current assets	(1,193,100)	(74,800)
Change in trade accounts payable	22,439,300	(39,797,800)
Change in accrued expenses and other current liabilities	2,752,000	574,100
Net cash provided by (used in) operating activities	14,938,600	(2,744,900)

Cash flows from investing activities:
Purchases of property and equipment	(2,944,800)	(2,524,600)
Acquisition of business in purchase transaction	(4,533,300)	—
Net cash used in investing activities	(7,478,100)	(2,524,600)

Cash flows from financing activities:
Net borrowings from revolving credit facility	5,629,400	3,561,000
Payments on long-term debt	(354,100)	(271,500)
Net proceeds from issuance of stock	338,400	165,900
Purchase of treasury stock	(17,695,100)	(2,066,700)
Excess tax benefit from stock-based compensation	229,500	—
Bank overdraft	2,104,500	—
Net cash (used in) provided by financing activities	(9,747,400)	1,388,700

Net decrease in cash and cash equivalents	(2,286,900)	(3,880,800)

Cash and cash equivalents, beginning of period	2,286,900	3,880,800

Cash and cash equivalents, end of period	$—	$—

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

December 24, 2006

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

Note 2. Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will adopt FIN 48 as of April 2, 2007.  The Company is reviewing FIN 48 to determine the impact of adoption on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FASB 157), which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  The Company will adopt FASB 157 as of April 2, 2007.  The Company does not believe that the new standard will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 during the third quarter of the Company’s 2007 fiscal year did not have an affect on its consolidated financial statements.

Note 3. Stock Split Effected in the Form of a Dividend

On November 29, 2006, the Company issued a stock dividend in order to effect a three-for-two stock split of the Company’s common stock.  All share and earnings per share numbers prior to the November 29, 2006 stock split (including without limitation all share and share-related numbers included in Note 5 below) have been retroactively restated to reflect the stock dividend for all periods presented.  The number of authorized shares remains at 15 million.

Note 4. Borrowings Under Revolving Credit Facility and Long-Term Debt

On April 28, 2003, the Company established a stock buyback program.  During the first nine months of fiscal year 2007, the Company purchased 1,043,813 shares of its outstanding common stock pursuant to the stock buyback program.  Of the 1,043,813 shares repurchased during the first nine months of the fiscal year, 944,363 shares were purchased for approximately $15.7 million in one transaction with a large former shareholder.  This transaction significantly reduced shareholders’ equity, and because the purchase price was funded with borrowings under the Company’s revolving credit facility, it also increased total liabilities.  Prior to entering into this transaction, the Company discussed the proposed transaction, the anticipated borrowings necessary to consummate the transaction and its possible impact on the Company’s financial condition, with Wachovia Bank, N.A. and SunTrust Bank, the lenders under the Company’s revolving credit facility and term loan.  As a result of the transaction, the Company did not meet the Maximum Total Liabilities to Tangible Net Worth covenant under the terms of its revolving credit facility and term loan at the end of the second quarter of fiscal year 2007.  The Company requested and received a waiver of the covenant from the banks for the second fiscal quarter.  At the end of the third quarter of fiscal year 2007, the Company also did not meet the Maximum Total Liabilities to Tangible Net Worth covenant; and, the Company once again requested and received a waiver from the banks that allowed the Company to avoid a covenant violation under these loans for the third fiscal quarter.  If the Company does not comply, or anticipates that it will not comply, with this or any other covenant under its revolving credit facility for the fourth quarter of fiscal 2007 or any future quarter, the Company would expect to work closely with the banks to attempt to obtain additional waivers, as necessary.  Although the Company projects that it will comply with the debt covenant at the end of the fourth quarter of fiscal year 2007, there can be no assurance that the Company will comply with the covenant as of the end of the fourth quarter of fiscal year 2007or any future quarter or, if not, that the banks will provide another waiver.  If the Company does not comply and if the banks refuse to provide another waiver, the Company would violate the covenant, which would result in the occurrence of an event of default under the terms of these loans, whereupon the balance outstanding under both of these loans, as well as the balances outstanding under the Company’s other debt agreements, would become payable in full and the Company’s ability to borrow under its existing revolving credit facility would be eliminated.  In such an instance, management would seek to obtain other sources of comparable financing, the availability (or terms) of which cannot be assured, either in a timely manner or at all.

Note 5. Stock Compensation

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

SFAS No. 123R requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Prior to fiscal year 2007, in accordance with SFAS No. 123, the Company only included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on the Company’s financial position or results of operations for the quarter and the nine months ended December 24, 2006.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

The Company’s selling, general and administrative expenses for the three months and nine months ended December 24, 2006 includes $579,900 and $1,571,900, respectively, of stock compensation expense.  The Company’s selling, general and administrative expenses for the three months and nine months ended December 25, 2005 includes $188,700 and $752,700, respectively, of stock compensation expense.  Provision for income taxes for the three months and nine months ended December 24, 2006 includes $217,500 and $591,000, respectively, of income tax benefits related to our stock-based compensation arrangements.  Provision for income taxes for the three months and nine months ended December 25, 2005 includes $73,600 and $293,600, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

The Company’s stock incentive plan is the Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  The 1994 Plan allows for the grant of awards in respect of an aggregate of 1,758,750 shares of the Company’s common stock. As of December 24, 2006, 128,282 shares were available for issue in respect of awards available for future grant under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards.  No additional awards can be made under the 1994 Plan after July 22, 2009, without shareholder approval of an extension of the plan term.  Options, restricted stock and Performance Stock Unit (PSU) awards have been granted as awards under the 1994 Plan.  Shares which are subject to outstanding PSU or other awards under the Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance.

Performance Stock Units:  Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants.  Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the 1994 Plan.  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, range from one to three years.  Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance.  Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value, and for those PSUs which are based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual or cumulative threshold targets, no shares are issued. Under SFAS No. 123R, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.  The Company estimated the forfeiture rate primarily based on historical experience. The Company’s calculated estimated forfeiture rate was approximately 4%.

The following table summarizes the activity under the Company’s PSU program for the nine months ended December 24, 2006:

	2006	Weighted Average Fair Value at Grant
Outstanding shares, non-vested beginning of period	642,188	$9.15
Granted	225,000	12.87
Outstanding shares, non-vested end of period	867,188	$10.11
Vesting period	May 1, 2006-2010

Of the 867,188 outstanding shares covered by PSUs, 140,039 shares are earned but not yet issued and will vest and be issued ratably on or about May 1 of 2007 and 2008, provided that the recipient remains employed by or associated with the Company at the time of issuance.  The remaining 727,149 may or may not be earned depending upon: (1) whether cumulative and/or annual earnings per share performance of the Company reaches or exceeds at least the threshold performance targets; (2) the extent to which participants meet applicable individual performance targets; and (3) the participants remain employed by or associated with the Company for all or a portion of the performance cycles and vesting periods.

In May 2006, 79,304 shares were earned and became vested related to fiscal year 2005 and/or fiscal year 2006 performance.  Unrecognized compensation expense based on the current expectation of targets to be achieved as of December 24, 2006 for PSUs expected to be earned is $3.2 million.  These costs are expected to be recognized over a weighted average period of 2.6 years.  If the maximum target of PSUs outstanding were assumed to be earned, total unrecognized compensation costs would be $8.0 million.

Stock Options:  For the three months ended December 24, 2006, options for 750 shares were forfeited at an average exercise price of $15.96.  No options were forfeited in the three months ended December 25, 2005.  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options:

		Nine months ended December 24, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of period	240,000	$8.34
Exercised	36,750	7.02
Forfeited	11,250	17.44
Outstanding, end of period	192,000	$8.06	3.81	$2,376,000
Exercisable, end of period	168,000	$8.49	3.60	$2,005,600

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 24, 2006.  This amount changes based on the fair market value of TESSCO’s stock.

As of December 24, 2006, there was $22,400 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of less than one year.

Restricted Stock:  During the second quarter of fiscal year 2007, the Company granted 150,000 shares of the Company common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan.  These shares vest ratably over ten fiscal years, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting or forfeiture.  The weighted average fair value for these shares at the grant date was $15.84.  No other shares of restricted stock are currently issued as awards under the 1994 Plan.  As of December 24, 2006, there was approximately $2.2 million of total unrecognized compensation costs related to restricted stock.  If these shares vest ratably, these unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 9.5 years.

Team Member Stock Purchase Plan:  During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period.  The Company’s expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123R.  Expenses incurred for the Team Member Stock Purchase Plan during the three months and nine months ended December 24, 2006 related to SFAS No. 123R was $100 and $8,500, respectively.  During the three months and nine months ended December 24, 2006, 28 and 5,845 shares, respectively, were sold to employees under this plan, having a weighted average market value of $10.34 and $8.65.

Note 6. Acquisition

On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill is recorded.  Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees totaled $89,500.

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

For the period of April 21, 2006 through December 24, 2006, an additional $1,122,500 has been accrued for additional earn-out based on achievement of certain earnings thresholds.  This amount has been recorded as goodwill and has been or will be paid out in accordance with the terms of the purchase agreement.  In accordance with the acquisition agreement, this amount is net of $375,000 (one quarter of the $1.5 million prepayment) of the non-refundable prepayment against future earn-out payments discussed above.

Note 7. Earnings Per Share

The dilutive effect of all outstanding options, restricted stock and PSUs has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Nine Months Ended
	December 24, 2006	December 25, 2005	December 24, 2006	December 25, 2005

Basic weighted average common shares outstanding	5,320,600	6,281,300	5,915,500	6,331,200
Dilutive common shares outstanding — PSUs	156,000	53,800	79,800	35,200
Dilutive common shares outstanding — stock options	129,100	59,400	108,100	53,800
Dilutive common shares outstanding — restricted stock	23,600	—	23,600	—
Diluted weighted average common shares outstanding	5,629,300	6,394,500	6,127,000	6,420,200

As of December 24, 2006, stock options with respect to 192,000 shares of common stock were outstanding. All outstanding options were included in the computation of diluted earnings per share because the options’ exercise prices were less than the average market price of the common shares and, therefore, were not antidilutive.

Note 8. Business Segments

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

•                  Commercial Self-Maintained Users, Governments and Resellers.  Self-maintained user (SMU) and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Resellers include dealers and resellers that sell, install and service cellulartelephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•                  Consumers. Consumers include customers that buy through any affinity partner relationships or directly from our consumer website, YourWirelessSource.comTM.

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.  All of the Company’s goodwill relates to acquisitions within its network infrastructure line of business.

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended December 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$14,965	$663	$3,434	$19,062
SMUs, Governments and Resellers	29,905	62,805	20,868	113,578
Total Commercial Revenues	44,870	63,468	24,302	132,640
Consumer Revenues	—	2,077	—	2,077
Total Revenues	$44,870	$65,545	$24,302	$134,717

Commercial Gross Profit:
Public Carriers and Network Operators	$3,413	$199	$856	$4,468
SMUs, Governments and Resellers	7,445	15,045	5,140	27,630
Total Commercial Gross Profit	10,858	15,244	5,996	32,098
Consumer Gross Profit	—	780	—	780
Total Gross Profit	$10,858	$16,024	$5,996	$32,878

Product Inventory	$19,079	$21,442	$19,363	$59,884

Fiscal Quarter ended December 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$15,103	$913	$4,576	$20,592
SMUs, Governments and Resellers	26,939	32,219	12,775	71,933
Total Commercial Revenues	42,042	33,132	17,351	92,525
Consumer Revenues	—	2,287	—	2,287
Total Revenues	$42,042	$35,419	$17,351	$94,812

Commercial Gross Profit:
Public Carriers and Network Operators	$3,617	$241	$1,099	$4,957
SMUs, Governments and Resellers	5,815	7,598	4,329	17,742
Total Commercial Gross Profit	9,432	7,839	5,428	22,699
Consumer Gross Profit	—	1,264	—	1,264
Total Gross Profit	$9,432	$9,103	$5,428	$23,963

Product Inventory	$18,403	$14,044	$16,602	$49,049

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine Months ended December 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$39,166	$2,051	$10,757	$51,974
SMUs, Governments and Resellers	86,640	154,932	66,396	307,968
Total Commercial Revenues	125,806	156,983	77,153	359,942
Consumer Revenues	—	5,371	—	5,371
Total Revenue	$125,806	$162,354	$77,153	$365,313

Commercial Gross Profit:
Public Carriers and Network Operators	$9,103	$603	$2,600	$12,306
SMUs, Governments and Resellers	20,375	34,699	21,259	76,333
Total Commercial Gross Profit	29,478	35,302	23,859	88,639
Consumer Gross Profit	—	2,354	—	2,354
Total Gross Profit	$29,478	$37,656	$23,859	$90,993

Product Inventory	$19,079	$21,442	$19,363	$59,884

Nine Months ended December 25, 2005
Commercial Revenues:
Public Carriers and Network Operators	$43,584	$2,222	$12,762	$58,568
SMUs, Governments and Resellers	72,398	78,630	35,755	186,783
Total Commercial Revenues	115,982	80,852	48,517	245,351
Consumer Revenues	—	135,417	—	135,417
Total Revenue	$115,982	$216,269	$48,517	$380,768

Commercial Gross Profit:
Public Carriers and Network Operators	$10,224	$609	$3,042	$13,875
SMUs, Governments and Resellers	16,647	19,513	11,838	47,998
Total Commercial Gross Profit	26,871	20,122	14,880	61,873
Consumer Gross Profit	—	16,479	—	16,479
Total Gross Profit	$26,871	$36,601	$14,880	$78,352

Product Inventory	$18,403	$14,044	$16,602	$49,049

Note 9. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the three months and nine months ended December 24, 2006, sales of products to the Company’s top customer relationship, Cingular Wireless LLC (Cingular), accounted for 26% and 21% of total revenues, respectively, and 23% and 16% of total gross profits, respectively.  This Cingular relationship began in the third quarter of fiscal year 2006, but was not a significant contributor to the Company’s revenues and gross profits for the three month and nine months ended December 25, 2005.  For the three months and nine months ended December 24, 2006, sales of products related to the Company’s top vendor relationship, the Nokia Inc. (Nokia) repair and replacement component relationship, accounted for 10% and 12% of total revenues, respectively, and 10% and 17% of total gross profits, respectively.  The Nokia relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers. At December 24, 2006, repair and component parts purchased from Nokia accounted for 26% of the dollar value of the total product inventory, based on the purchase price for the inventory.  Beginning in the fourth quarter of fiscal year 2007, inventory related to this relationship will be held on consignment and no longer owned by the Company.

In September 2005, T-Mobile, previously the Company’s largest customer relationship, transitioned the TESSCO provided e-commerce marketing and sales system to their own in-house web solution and alternative third-party logistics provider, and accordingly, revenues from this relationship ceased.  This affinity relationship did not account for any revenues or gross profits in the first nine months of fiscal year 2007.  In the third quarter of fiscal year 2006, T-Mobile did not account for any significant revenues or gross profits; however, T-Mobile accounted for 34% and 16% of total revenues and total gross profits, respectively, in the first nine months of fiscal year 2006.

Note 10. Subsequent Events

On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provides for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease, dated November 3, 2003, between the Company and the Atrium Building LLC.  The base rental rate is $124,732 per month for the extended period.

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

•                                          Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 54% and 56% of all of our installation, test and maintenance sales for the first three months and nine months of fiscal year 2007, respectively, were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia Inc. (Nokia).  The arrangements on which these relationships are based, like many of our other customer and vendor arrangements, are of limited duration and are terminable by either party upon several months or otherwise short notice. The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

We view our customer base in three major categories:

•                                          Commercial Public Carriers and Network Operators  Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

•                                          Commercial Self-Maintained Users (SMUs), Governments and Resellers  SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations. Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•                                          Consumers  Consumers are customers buying through any of our affinity-partner relationships or directly from our consumer website, YourWirelessSource.comTM.

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

Our third quarter revenues increased by 42.1% compared to the third quarter of last year.  This growth was driven by growth in each of our commercial lines of business.  Gross profits also increased in all of our commercial lines of business as compared with the third quarter of last year.

Results of Operations

The following table summarizes the unaudited results of our operations for the three months and nine months ended December 24, 2006 and December 25, 2005:

	Fiscal Quarters Ended				Nine Months Ended
(Amounts in thousands, except per share data)	December 24, 2006	December 25, 2005	$ Change	% Change	December 24, 2006	December 25, 2005	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$14,965	$15,103	$(138)	(0.9)%	$39,166	$43,584	$(4,418)	(10.1)%
SMUs, Governments and Resellers	29,905	26,939	2,966	11.0%	86,640	72,398	14,242	19.7%
Total Network Infrastructure	44,870	42,042	2,828	6.7%	125,806	115,982	9,824	8.5%
Mobile Devices and Accessories:
Public Carriers and Network Operators	663	913	(250)	(27.4)%	2,051	2,222	(171)	(7.7)%
SMUs, Governments and Resellers	62,805	32,219	30,586	94.9%	154,932	78,630	76,302	97.0%
Total Mobile Devices and Accessories	63,468	33,132	30,336	91.6%	156,983	80,852	76,131	94.2%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,434	4,576	(1,142)	(25.0)%	10,757	12,762	(2,005)	(15.7)%
SMUs, Governments and Resellers	20,868	12,775	8,093	63.4%	66,396	35,755	30,641	85.7%
Total Installation, Test and Maintenance	24,302	17,351	6,951	40.1%	77,153	48,517	28,636	59.0%
Total Commercial Revenues	132,640	92,525	40,115	43.4%	359,942	245,351	114,591	46.7%
Consumer Revenues - Mobile Devices and Accessories	2,077	2,287	(210)	(9.2)%	5,371	135,417	(130,046)	(96.0)%
Total Revenues	$134,717	$94,812	$39,905	42.1%	$365,313	$380,768	$(15,455)	(4.1)%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,413	$3,617	$(204)	(5.6)%	$9,103	$10,224	$(1,121)	(11.0)%
SMUs, Governments and Resellers	7,445	5,815	1,630	28.0%	20,375	16,647	3,728	22.4%
Total Network Infrastructure	10,858	9,432	1,426	15.1%	29,478	26,871	2,607	9.7%
Mobile Devices and Accessories:
Public Carriers and Network Operators	199	241	(42)	(17.4)%	603	609	(6)	(1.0)%
SMUs, Governments and Resellers	15,045	7,598	7,447	98.0%	34,699	19,513	15,186	77.8%
Total Mobile Devices and Accessories	15,244	7,839	7,405	94.5%	35,302	20,122	15,180	75.4%
Installation, Test and Maintenance:
Public Carriers and Network Operators	856	1,099	(243)	(22.1)%	2,600	3,042	(442)	(14.5)%
SMUs, Governments and Resellers	5,140	4,329	811	18.7%	21,259	11,838	9,421	79.6%
Total Installation, Test and Maintenance	5,996	5,428	568	10.5%	23,859	14,880	8,979	60.3%
Total Commercial Gross Profit	32,098	22,699	9,399	41.4%	88,639	61,873	26,766	43.3%
Consumer Gross Profit - Mobile Devices and Accessories	780	1,264	(484)	(38.3)%	2,354	16,479	(14,125)	(85.7)%
Total Gross Profit	32,878	23,963	8,915	37.2%	90,993	78,352	12,641	16.1%
Selling, general and administrative expenses	29,730	22,004	7,726	35.1%	81,554	71,508	10,046	14.0%
Income from operations	3,148	1,959	1,189	60.7%	9,439	6,844	2,595	37.9%
Interest, net	324	126	198	NM	660	193	467	NM
Income before provision for income taxes	2,824	1,833	991	54.1%	8,779	6,651	2,128	32.0%
Provision for income taxes	1,059	715	344	48.1%	3,305	2,594	711	27.4%
Net income	$1,765	$1,118	$647	57.9%	$5,474	$4,057	$1,417	34.9%
Diluted earnings per share	$0.31	$0.17	$0.14	82.4%	$0.89	$0.63	$0.26	41.3%

NM - not meaningful

Third Quarter of Fiscal Year 2007 Compared with Third Quarter of Fiscal Year 2006

Revenues.  Revenues for the third quarter of fiscal year 2007 increased 42.1% as compared with the third quarter of fiscal year 2006, primarily due to a 43.4% growth in commercial revenues, partially offset by a 9.2% decrease in consumer revenues.  While consumer sales in our mobile devices and accessories line of business declined, we grew sales in all of our commercial lines of business.

Sales in the mobile devices and accessories line of business increased 85.1% in the third quarter of fiscal year 2007, as compared with the prior-year period.  The increase was due to a 91.6% increase in commercial sales, partially offset by a 9.2% decrease in consumer sales.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, was primarily due to increased sales of accessory products to carrier and independent retail customers.  During the third quarter of fiscal year 2006, we began supplying several new wireless carrier customers, including Cingular Wireless LLC.

Network infrastructure sales increased 6.7% as compared with the third quarter of last year, primarily due to an increase in sales of wireless local area network (WLAN) products and radio frequency products.  These increases were largely a result of our acquisition of TerraWave and GigaWave, which primarily offer WLAN products and training.    Our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for our network infrastructure products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a 40.1% increase from the prior-year quarter, primarily due to large sales of repair parts related to our expanded major repair components relationship with Nokia.  Going forward, we expect that revenues from sales of these repair components will not continue at this level, but will return to levels more consistent with those experienced in the first nine months of last fiscal year.

Gross Profit.  Gross profit for the third quarter of fiscal year 2007 increased 37.2% as compared with the third quarter of fiscal year 2006. Total commercial gross profit grew 41.4%, while consumer gross profit decreased 38.3%.  Gross profit margin decreased to 24.4% in the third quarter of fiscal year 2007 from 25.3% in third quarter of fiscal year 2006.  Gross profit margin in our network infrastructure segment increased from 22.4% in the third quarter of fiscal year 2006 to 24.2% in the third quarter of fiscal year 2007.  In our installation, test and maintenance segment, gross profit margin decreased to 24.7% in the third quarter of fiscal year 2007 from 31.3% in the third quarter of fiscal year 2006, primarily due to more repair parts revenue being accounted for on a gross basis versus a net basis.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings.  Gross profit margin in our mobile devices and accessories segment decreased to 24.4% in the third quarter of this fiscal year from 25.7% in the third quarter of last year due to lower margins on our consumer business.  Commercial gross profit margin for our mobile devices and accessories increased from 23.7% in the third quarter of last fiscal year to 24.0% for the third quarter of this fiscal year, which is attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

As total revenues and gross profits from larger customer and vendor relationships, including Cingular and Nokia, increase, we occasionally experience and expect to continue to experience pricing pressures that may adversely affect future results. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships, consistent with and building on what we have accomplished in the first nine months of fiscal year 2007.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 35.1% in the third quarter of fiscal year 2007 as compared with the third quarter of fiscal year 2006.  Selling, general and administrative expenses as a percentage of revenues decreased to 22.1% in the third quarter of fiscal year 2007 from 23.2% in the third quarter of fiscal year 2006.  The increase in selling, general and administrative expenses were primarily driven by increased labor expenses, including our reward programs, and increased sales promotion expenses.

Labor expenses related to business generation activities increased over the prior-year quarter. These increases are reflective of our increased focus on our commercial business.  Labor costs have also increased over the prior-year quarter due to increased accruals related to our reward programs, including Performance Stock Units (PSU). PSU expense is based on actual results to date and management’s current estimates of future performance in relation to pre-determined performance targets. Labor costs were also impacted by the acquisition of TerraWave and GigaWave in April 2006.  Total labor costs, including benefits, increased by approximately $3.3 million from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007.

Sales promotion expenses also increased in the third quarter of fiscal year 2007 as compared with the third quarter of fiscal year 2006.  Sales promotion expense increased due to costs related to increased sales to retail customers.  Total marketing and sales promotion expenses increased by approximately $2.3 million from the third quarter of fiscal year 2006 to third quarter of fiscal year 2007.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for (benefit from) bad debts of $302,600 and $(26,600) for the third quarter ended December 24, 2006 and December 25, 2005, respectively.

Interest, Net.  Net interest expense increased from $125,600 in the third quarter of fiscal year 2006 to $323,800 in the third quarter of fiscal year 2007, primarily due to increased interest expense on our revolving credit facility.  As discussed in Liquidity and Capital Resources, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the third quarter of fiscal year 2007 was 37.5% as compared with 39.0% in the third quarter of fiscal year 2006.  The decrease in the tax rate is primarily attributable to a change in permanent tax differences as a percentage of total pre-tax income and other minor changes.  As a result of the factors discussed above driving growth in sales and gross profit, net income and diluted earnings per share for the third quarter of fiscal year 2007 increased 57.9% and 82.4%, respectively, over the prior-year quarter.

First Nine Months of Fiscal Year 2007 Compared with First Nine Month of Fiscal Year 2006

Revenues.  Revenues for the first nine months of fiscal year 2007 decreased 4.1% as compared with the first nine months of fiscal year 2006, primarily due to a 96.0% decrease in consumer revenues, substantially offset by a 46.7% growth in commercial revenues.  While total sales in our mobile devices and accessories line of business declined due to the large decrease in consumer sales, we grew sales in all of our commercial lines of business.

Sales in the mobile devices and accessories line of business decreased 24.9% in the first nine months of fiscal year 2007, as compared with the prior-year period.  The decrease was due to a 96.0% decrease in consumer sales, offset by a 94.2% increase in commercial sales.  The decrease in consumer sales was attributable to the transition in the first six months of fiscal year 2006 of the TESSCO provided e-commerce marketing and sales system to T-Mobile’s own in-house web solution and alternative third-party logistics provider.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, was primarily due to increased sales of accessory products to carrier and independent retail customers.  During the third quarter of fiscal year 2006, we began supplying several new wireless carrier customers, including Cingular Wireless LLC.

Network infrastructure sales increased 8.5% as compared with the first nine months of last year, primarily due to an increase in sales of wireless local area network (WLAN) products and radio frequency products.  These increases were largely a result of our acquisition of TerraWave and GigaWave, which primarily offer WLAN products and training.  The market for broadband and network equipment products continues to emerge and grow.  The market for radio frequency (RF) propagation products continues to be challenging, especially in cable products; however, our revenue for these products increased over the prior year, primarily driven by growth in antenna systems and tower site support products.

Our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for our network infrastructure products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business had a 59.0% increase from the prior year, primarily due to large sales of repair parts related to our expanded major repair components relationship with Nokia.  Going forward, we expect that revenues from sales of these repair components will not continue at this level, but will return to levels more consistent with those experienced in the first nine months of last fiscal year.

Gross Profit.  Gross profit for the first nine months of fiscal year 2007 increased 16.1% as compared with the first nine months of fiscal year 2006. Total commercial gross profit grew 43.3%, while consumer gross profit decreased 85.7% as a result of the transition of the T-Mobile relationship as discussed above.  Gross profit margin increased to 24.9% in the first nine months of fiscal year 2007 from 20.6% in first nine months of fiscal year 2006.  Gross profit margin in our network infrastructure segment increased from 23.2% in the first nine months of fiscal year 2006 to 23.4% in the first nine months of fiscal year 2007.  In our installation, test and maintenance segment, gross profit margin increased to 30.9% in the first nine months of fiscal year 2007 from 30.7% in the first nine months of fiscal year 2006.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings.  Gross profit margin in our mobile devices and accessories segment increased to 23.2% in the first nine months of this fiscal year from 16.9% in the first nine months of last year.  This increase is primarily attributable to a large decrease in low margin consumer sales which had been related to the T-Mobile relationship, and is partially offset by a decrease in gross profit margin for our commercial sales.  The decrease in commercial gross profit margin for our mobile devices and accessories, from 24.9% in the first nine months of last fiscal year to 22.5% for the first nine months of this fiscal year, is attributable to sales mix within the product offering.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

As total revenues and gross profits from larger customer and vendor relationships, including Cingular and Nokia, increase, we occasionally experience and expect to continue to experience pricing pressures that may adversely affect future results. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships, consistent with and building on what we have accomplished in the first nine months of fiscal year 2007.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 14.0% in the first nine months of fiscal year 2007 as compared with the first nine months of fiscal year 2006.  Selling, general and administrative expenses as a percentage of revenues increased to 22.3% in the first nine months of fiscal year 2007 from 18.8% in the first nine months of fiscal year 2006, primarily due to the large decrease in consumer revenues and increased expenses related to business generation activities as discussed below, partially offset by decreased freight costs.

The largest factors contributing to the increase in total selling, general and administrative expenses were increased labor expenses related to business generation activities. These increases are reflective of our increased focus on our commercial business.  Labor costs have also increased over the prior year due to increased accruals related to our reward programs, including Performance Stock Units (PSU). PSU expense is based on actual results to date and management’s current estimates of future performance in relation to pre-determined performance targets.  Unrecognized compensation expense based on the current expectation of targets to be achieved as of December 24, 2006 for PSUs expected to be earned is $3.2 million.  These costs are expected to be recognized over a weighted average period of 2.6 years.  Labor costs were also impacted by the acquisition of TerraWave and GigaWave in April 2006.  Total labor costs, including benefits, increased by approximately $7.1 million from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007.

Marketing expenses also increased in the first nine months of fiscal year 2007 as compared with the first nine months of fiscal year 2006.  Near the end of the first quarter of fiscal year 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  During the second quarter of fiscal year 2007, we began a media campaign utilizing different marketing techniques to broaden our outreach.  Sales promotion expense also increased due to costs related to increased sales to retail customers.  Total marketing and sales promotion expenses increased by approximately $5.5 million from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007.

Freight costs in the first nine months of fiscal year 2007 decreased approximately $3.6 million over the prior year, primarily due to the loss of consumer sales associated with our T-Mobile relationship which ended in the second quarter of fiscal year 2006.  This decrease was partially offset by the freight costs associated with the increase in commercial sales.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $974,600 and $825,800 for the first nine months ended December 24, 2006 and December 25, 2005, respectively.

Interest, Net.  Net interest expense increased from $192,700 in the first nine months of fiscal year 2006 to $659,600 in the first nine months of fiscal year 2007 primarily due to increased interest expense on our revolving credit facility, as well as increased interest expense on our existing term bank loan due to higher interest rates.  As noted below, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first nine months of fiscal year 2007 was 37.6% as compared with 39.0% in the first nine months of fiscal year 2006.  The decrease in the tax rate is primarily attributable to a change in permanent tax differences as a percentage of total pre-tax income and other minor changes.  As a result of the factors discussed above driving growth in sales and gross profit, net income and diluted earnings per share for the first nine months of fiscal year 2007 increased 34.9% and 41.3%, respectively, over the prior-year quarter.

Liquidity and Capital Resources

We generated $14.9 million of net cash from operating activities in the first nine months of fiscal year 2007 compared with a net cash outflow of $2.7 million in the first nine months of fiscal year 2006.  In the first nine months of fiscal year 2007, our cash inflow from operating activities was primarily driven by net income, net of deprecation and amortization, and a significant increase in trade accounts payable, partially offset by increases in product inventory and trade accounts receivable.  The increase in product inventory and trade accounts payable was primarily due to our expanded major repair components relationship with Nokia, as well as increased purchases and on-hand inventory for our mobile devices and accessories vendors.   At December 24, 2006, repair and component parts purchased from Nokia accounted for 26% of the dollar value of our total product inventory, based on the purchase price for the inventory.  Beginning in the fourth quarter of fiscal year 2007, inventory related to this relationship will be held on consignment and no longer owned by the Company.  This change in inventory will have a positive impact on cash flows by reducing inventory, but will be partially offset by a decrease in related trade accounts payable.  Trade accounts receivable increased due to the timing of sales during the third quarter and collections from our customers, many of whom maintain accounts with open terms.

Capital expenditures of $2.9 million in the first nine months of fiscal year 2007 were up from expenditures of $2.5 million in the first nine months of fiscal year 2006.  In both periods, capital expenditures primarily consisted of investment in information technology and, in fiscal year 2007, training equipment.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded.  For the period of April 21, 2006 through December 24, 2006, $600,000 has been paid for additional earn-out based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  An additional  earn-out of $522,500 has been accrued but not yet paid.  In accordance with the acquisition agreement, these earn-out amounts are net of $375,000 (one quarter of the $1.5 million prepayment) of the non-refundable prepayment against future earn-out payments discussed above. Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees, totaled $89,500.

Net cash used for financing activities was $9.7 million in the first nine months of fiscal year 2007 compared with a net cash inflow from financing activities of $1.4 million for the first nine months of fiscal year 2006.  Included in the net cash used for financing activities is a bank overdraft of approximately $2.1 million as of December 24, 2006.  During the first nine months of fiscal year 2007, we purchased 1,043,813 shares of our outstanding common stock pursuant to our stock buyback program, compared with 200,700 shares purchased in the first nine months of fiscal year 2006.  From the beginning of our stock buyback program (the first quarter of fiscal 2004), through the end of the third quarter of fiscal year 2007, a total of 1,794,867 shares have been purchased under this program for approximately $23.4 million, or an average price of $13.05 per share.  The Board of Directors has authorized the purchase of up to 1,950,000 shares in the aggregate, and therefore, 155,133 shares remained available to be purchased as of the end of the third quarter of fiscal year 2007.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

Of the 1,043,813 shares repurchased during the first nine months of fiscal year 2007, 944,463 shares were purchased at $16.67 per share for approximately $15.7 million in one transaction with a large former shareholder.  This transaction significantly reduced shareholders’ equity, and because the purchase price was funded with borrowings under our revolving credit facility, it also increased total liabilities.  Prior to entering into this transaction, we discussed the proposed transaction, the anticipated borrowings necessary to consummate the transaction and its possible impact on our financial condition, with Wachovia Bank, N.A. and SunTrust Bank, the lenders under our revolving credit facility and term loan.  As a result of the transaction, we did not meet the Maximum Total Liabilities to Tangible Net Worth covenant under the terms of our revolving credit facility and term loan at the end of the second quarter of fiscal year 2007.  We requested and received a waiver of the covenant from the banks for the second fiscal quarter.  At the end of the third quarter of fiscal year 2007, we also did not meet the Maximum Total Liabilities to Tangible Net Worth covenant; and, we again requested and received a waiver from the banks that allowed us to avoid a covenant violation under these loans for the third fiscal quarter.  If we do not comply, or anticipate that we will not comply, with this or any other covenant under our revolving credit facility for the fourth quarter of fiscal year 2007 or any future quarter, we would expect to work closely with the banks to attempt to obtain additional waivers, as necessary.  Although we project that we will comply with the debt covenant at the end of the fourth quarter of fiscal year 2007, there can be no assurance that we will comply with the covenant as of the end of the fourth quarter of fiscal year 2007 or any future quarter or, if not, that the banks will provide another waiver.  If we do not comply and if the banks refuse to provide another waiver, we would violate the covenant, which would result in the occurrence of an event of default under the terms of these loans, whereupon the balance outstanding under both of these loans, as well as the balances outstanding under our other debt agreements, would become payable in full and our ability to borrow under our existing revolving credit facility would be eliminated.  In such an instance, management would seek to obtain other sources of comparable financing, the availability (or terms) of which cannot be assured, either in a timely manner or at all.

Previously, and also then in anticipation of the prospect of continued repurchase of shares under our stock buyback program, early in the second fiscal quarter we reviewed with Wachovia Bank, N.A. and SunTrust Bank the terms applicable to our revolving credit facility which had the effect of limiting both aggregate repurchases of our stock and our ability to use borrowings under the revolving credit facility to finance repurchases of our stock, to $10 million.  After discussion, the banks agreed to change the relevant references from $10 million to $25 million.  That agreement was memorialized pursuant to the terms of a joinder, assumption, ratification and modification agreement entered into with the banks in respect of each of these facilities.  Also as part of that undertaking, and as required of us under the terms of the existing documents for the revolving credit facility and term loan, we formally agreed with the banks to join as co-borrowers under the revolving credit agreement and term loan several operating subsidiaries of ours that had been created more recently, including those created in connection with the TerraWave and GigaWave acquisitions, and to update and address other generally routine procedural matters relative to the documentation for these facilities.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.  The balance on our revolving credit facility at December 24, 2006 was $5.6 million, and therefore, we had no cash balance at the end of the quarter.  This facility has a term expiring in September 2007, and although we expect to either extend or replace this facility, there can be no assurances that we will be able to do so on favorable terms, or at all.  Included in accrued expenses at the end of the third quarter is approximately $2.1 million of outstanding checks in excess of on-hand cash balances.  We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our existing revolving credit facility.  In doing so, subject to our ability to maintain compliance with our debt covenants, as discussed in the preceding paragraph, the balance on our revolving credit facility could increase depending on our working capital and other cash needs.  As further discussed above, among other covenants, we are currently required under our revolving credit facility to maintain a Maximum Total Liabilities to Tangible Net Worth ratio (as defined) of no more than 1.75.  Our ongoing ability to borrow under our revolving credit facility is limited to amounts determined in accordance with a borrowing base provided for under the facility, and is also constrained by the necessity for us to comply with the above and other credit agreement covenants at the respective measurement dates.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of our existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all.

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

On January 23, 2007, we entered into a First Amendment to Agreement of Lease, which among other things, provides for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease, dated November 3, 2003, between the Company and the Atrium Building LLC.  The base rental rate is $124,732 per month for the extended period.

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

Allowance for Doubtful Accounts.  We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base.  Typical payments from commercial customers are due 30 days from the date of the invoice.  Sales made to consumers are primarily made through credit card transactions.  We charge-off receivables deemed to be uncollectible to the allowance for doubtful accounts.  Accounts receivable balances are not collateralized.

Impairment of Long-Lived and Indefinite-Lived Assets.  Our Consolidated Balance Sheet includes goodwill of approximately $4.1 million.  We perform an annual impairment test for goodwill on the first day of our fourth quarter.  We also periodically evaluate our long-lived assets and intangible assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired.  Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount up to $4.1 million, resulting in a charge to operations.

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

In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are reviewing FIN 48 to determine the impact of adoption on our financial statements.

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

SFAS No. 123R requires us to include in our calculation of periodic stock compensation expense an estimate of future forfeitures.  Previously, in accordance with SFAS No. 123, we included forfeitures in our calculation of stock compensation expense when the awards were actually forfeited.  This change did not have a material impact on our  financial position or results of operations for the quarter.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the third quarter of fiscal year 2007.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
September 25, 2006 through October 22, 2006	—	N/A	—	236,283
October 23, 2006 through November 26, 2006	81,150	$20.88	81,150	155,133
November 27, 2006 through December 24, 2006	—	N/A	—	155,133
Total	81,150	$20.88	81,150	155,133

(1)             Periods indicated are fiscal accounting months for the third quarter of fiscal year 2007.

(2)             Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 675,000 shares of our common stock pursuant to the program.  On October 20, 2005, our Board of Directors amended the program and authorized the purchase of an additional 675,000 shares of outstanding common stock.  On July 17, 2006, our Board of Directors amended the program and authorized the purchase of an additional 600,000 shares of outstanding common stock, and as of that date, 1,950,000 shares have been authorized for repurchase.  During the third quarter of fiscal year 2007, the Company repurchased 81,150 shares of its common stock for approximately $1.7 million.  As of December 24, 2006, we had purchased an aggregate of 1,794,867 shares of our outstanding common stock pursuant to this program for approximately $23.4 million, or an average price of $13.05 per share.  Accordingly, up to 155,133 shares remain available for repurchase.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion of the program.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective as of February 7, 2007, as part of a review of our organizational documents, our Board of Directors took action (i) to amend our Bylaws and (ii) to correct an error discovered in our Certification of Incorporation.

The bylaw amendments, among other things, provide the Board with greater flexibility in calling board meetings and determining the date and calling adjournments of the annual meeting of stockholders; and established what are commonly referred to as “Advance Notice Bylaws,” which set forth procedures pursuant to which a stockholder may nominate an individual to become eligible for election as a director, or by which a stockholder may submit business for consideration at an annual meeting of the stockholders of the Company.  Following these amendments, the Board of Directors adopted Amended and Restated Bylaws reflecting these and other similar changes.

The Certificate of Correction corrects a clerical error appearing in the Certificate of Amendment to our Certificate of Incorporation filed with the Delaware Secretary of State on September 6, 1996, and as corrected the Certificate of Amendment now properly reflects action taken by the stockholders at the annual meeting of the stockholders of the Company held on July 16, 1996.  As originally filed, the Certificate of Amendment provided for replacement of Article FOURTH of the Certificate of Incorporation in its entirety, when the stockholders had approved only the replacement of the first paragraph of Article FOURTH.

Item 6.  Exhibits

(a)                EXHIBITS:

3.1.5	Certificate of Correction, filed February 7, 2007, to Certificate of Amendment to Certificate of Incorporation of the Registrant filed September 6, 1999.
3.2.1	Second Amended and Restated Bylaws of the Registrant adopted February 7, 2007.
31.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer.
32.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2	Section 1350 Certification of David M. Young, Chief Financial Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date: February 7, 2007	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)