Form 10-K
period 2007-04-01
TESSCO TECHNOLOGIES INC
filed 2007-06-13
CIK 927355

UNITED STATES SECURITIESAND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 1, 2007

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ______ TO ______

Commission file number 0-24746

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland 21031

(Address, including zip code, of principal executive offices)

Registrant’s Telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 24, 2006, was $53,205,391.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding as of June 4, 2007, was 5,458,312.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Shareholders scheduled to be held July 26, 2007, are incorporated by reference into Part III.

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

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987 and have been listed on the NASDAQ Stock Market, now the NASDAQ Global Market (symbol: TESS), since 1994.  Today, we operate 24 hours a day, seven days a week, under ISO 9001:2000 registration.  Our Global Logistics Center in Hunt Valley, Maryland and Americas Sales & Logistics Center in Reno, Nevada, configure orders for complete, on-time delivery throughout the world.  Our solution offering falls within the broad business segment categories of network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

We currently serve approximately 8,400 commercial customers whose purchases each exceed $250 per month, and 6,400 consumers per month, including a diversified mix of carrier and public network operators, infrastructure site owners, program managers, contractors and integrators, industrial and enterprise self-maintained users, governments, manufacturers, repair centers, retailers, dealers and value-added resellers, affinity partners and consumers.

On November 29, 2006, we issued a stock dividend in order to effect a 3-for-2 stock split of our common stock.  The share prices and number of shares included in this Annual Report on Form 10-K prior to the November 29, 2006 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

Products and Services

We identify, select, present, market, sell, supply, and support products and services required to design, build, run, maintain and use a wireless system. We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to $100,000 and gross profit margins ranging from less than 5% to over 95%.  During fiscal year 2007, we offered products classified into our three business segments: network infrastructure, mobile devices and accessories and installation, test and maintenance products, which accounted for approximately 33%, 47% and 20% of revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting and logistics integration. Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories, such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, such as providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment

of tools, hardware, replacement and component parts and supplies required by service technicians.   For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 10 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

While we principally provide manufacturer brand-name products, a variety of products, which are primarily subscriber accessory products and infrastructure accessory components, are developed and offered under TESSCO owned-brands, Wireless Solutions®, TerraWave ® and Airstream. Also, our WLAN certification training is offered under our GigaWave® trade name.  We have not incurred significant research and development expenditures in each of the last three fiscal years.

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

As of April 1, 2007, we offered products purchased from approximately 350 manufacturers.  A substantial portion of our inventory purchases are concentrated with a small number of vendors.  In fiscal year 2007, products purchased from our largest vendor, Motorola, generated approximately 19% of our revenue and 11% of our gross profit.  Our next nine top vendors accounted for approximately 26% of our fiscal year 2007 revenues and 28% of our gross profits, thus resulting in revenue and gross profit from sales of products purchased from our top ten vendors of approximately 45% and 39% of our total revenues and gross profits, respectively.  Although we do not maintain long-term supply contracts with our vendors, we believe that, for other than those products purchased by us as part of our affinity relationships as described below, alternative sources of supply are available for many of the product types we carry. The agreements and arrangements on which most of our affinity relationships are based, are of limited duration and terminable by either party upon several months or otherwise short notice.

In mid-September 2005, T-Mobile, previously our largest affinity and overall customer relationship, completed its transition from the TESSCO provided e-commerce marketing and sales system to an in-house Web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship.

We supply repair and replacement materials to authorized service centers for Nokia Inc. (Nokia) in the United States, Canada and Latin America.  Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to approximately 1,200 separate and distinct service centers, accounted for approximately 11% of our total revenues in fiscal year 2007.  This relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers.

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

Customers

Our customer base consists of commercial customers and consumers, which accounted for approximately 98% and 2%, respectively, of fiscal year 2007 revenues.  Commercial customers share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system.  Our commercial customers are categorized into two different markets:  1) public carriers and network operators and 2) self-maintained users (SMUs), governments and resellers, which accounted for approximately 14% and 86%, respectively, of fiscal year 2007 commercial revenues. Public carriers and network operators are system operators that are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers.  SMUs, government and reseller customers include:

•                  SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations; and

•                  Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

Consumers place orders for wireless phones, data devices, and related accessories via telephone and the Internet primarily through our affinity-marketing programs.  Under these programs, we collaborate with our affinity-marketing clients to market to their customers under their brands.  In many cases, we act as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from our inventory and collecting payment.  Our affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments.  In addition to our affinity programs, we maintain our own internally developed consumer Web site, YourWirelessSource.comTM, which offers cellular phone accessories from OEMs and Wireless Solutions®, our own private brand, and other complementary consumer wireless products.

Our largest customer relationship, AT&T Mobility (formerly Cingular Wireless), a top tier cellular carrier purchasing phone accessories, accounted for approximately 22% of our revenues and 18% of gross profits during fiscal year 2007.  Our next nine largest customer relationships accounted for 8% and 10% of our total revenues and gross profits, respectively, during fiscal year 2007, and therefore, our top ten customer relationships totaled 30% and 28% of our total revenues and gross profits, respectively.

Although we currently service customers in over 100 countries, approximately 97% of our sales have been made to customers in the United States during each of the past three years.  Due to our diverse product segments and our wide customer base, our business is not significantly affected by seasonality.  However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season.  Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our first quarter.

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

•                 Understanding and anticipating customers’ needs and building solutions by cultivating lasting relationships;

•                  Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including The Wireless Guide, and TESSCO.com®, our Internet-based Solution and Transaction System;

•                  Responding to what we refer to as “the moments of truth” by providing customers with sales, service and technical support, 24 hours a day, 7 days a week, 365 days a year;

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

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consist of these integrated units:

Market Development and Sales:  In order to meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on: public carrier and network operator (e.g., carriers, infrastructure site owners, program site managers, contractors and integrators); SMUs, governments, resellers (e.g., self-maintained users, governments, manufacturers, repair centers, retailers, dealers, value-added resellers); and consumers (e.g., affinity programs, Web store programs and fulfillment and consumer services). This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers’ needs and to build solutions by cultivating lasting relationships.  Our commercial customer database contains detailed information on approximately 215,000 existing and potential customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories.  This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers.  Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors.  Customer relationship representatives pursue these customer inquiries through distribution of our knowledge tools and through phone contact, electronic communications and field visits.  The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship.  Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products.  Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship.  The process is aimed at the attraction of prospects to TESSCO, the conversion of these prospects to buying customers, and the ultimate migration to loyal, total-source monthly buyers.

Solutions Development and Marketing:  We actively monitor advances in technologies and industry trends, both through market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed.

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

We utilize our WPKS to develop both broad-based and customized product information materials.  These materials are designed to encourage both existing and potential customers to realize the value we provide in their product and supply chain decisions.  These Knowledge Tools are an integrated suite of informational print and electronic media.  They include: The Wireless Guide, which is distributed at least annually to more than 60,000 current and prospective buyers; The Wireless Journal®, which is distributed bi-monthly to more than 117,000 individuals and is designed to introduce the reader to our capabilities and product offerings and contains information on significant industry trends and product reviews; The Wireless Update, which is emailed monthly to more than 76,000 different individuals, and is uniquely produced for various portions of our customer base; The Wireless Bulletin for Resellers, which is distributed bi-monthly to more than 17,000 retailers and is designed specifically to learn about the latest trends and technologies in mobile devices and accessories; Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®.

TESSCO.com® is our Internet-based commerce site.  It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions.  Intended for our commercial customers who design, build, run, maintain and use everything wireless, its feature-rich capabilities include:

•                  Electronic versions of various Knowledge Tools, including: The Wireless Update, The Wireless Journal®, and The Wireless Bulletin for Retailers;

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

•                  Interactive, how-to illustrations for a range of wireless applications; and

•                  Variety of useful customer service, financial and technical support pages.

Our Knowledge Tools empower our customers to make better decisions by delivering product knowledge, rather than just information.  These tools also afford our manufacturers the opportunity to develop their brands and to promote their products to a broad and diverse customer base.

Procurement and Inventory Management:  Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing our return on our inventory investment.

We use our information technology system to monitor and manage our inventory.  Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels.  The information technology system also provides early warning reports regarding upcoming inventory requirements.  As of April 1, 2007 and March 26, 2006, we had an immaterial level of backlog orders.  All backlog orders as of April 1, 2007, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended April 1, 2007 and March 26, 2006, inventory write-offs were 1.0% and 0.5% of total purchases, respectively.  Generally, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements.  Inventory turns for fiscal years 2007 and 2006 were 8.6 and 6.9, respectively.  This increase is largely due to an amended repair parts and components arrangement with Nokia in the fourth quarter of fiscal year 2007, in which inventory formerly owned by us, became held by us on a consignment basis, thus significantly reducing our on hand owned inventory.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention.  The average number of commercial customers whose purchases each exceed $250 per month increased from 7,500 in fiscal year 2006 to 8,400 in fiscal year 2007. An average of 7,100 consumer end-users were served per month in fiscal year 2007 as compared with 20,600 in fiscal year 2006.  This decline in consumers is due to the T-Mobile transition discussed above.

Fulfillment and Distribution:  Orders are received at our Hunt Valley, Reno and San Antonio customer sales support centers.  As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries.  An automated materials-handling system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, minimize multiple product shipments to complete an order and limit inventory duplication.  Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions.  Orders are delivered to customers by a variety of freight line and parcel transportation carriers with whom we contract.  During fiscal year 2005, we made a substantial investment in this system, which we refer to as our Configuration, Fulfillment and Delivery technology system, at our Global Logistics Center.   This system was also implemented at our America’s Logistics Center during fiscal year 2007.

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

Information Technology:  Critical to the success of our operations is our information technology system.  We have made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications.  The information technology system includes highly developed customer and product databases and is integrated with our Configuration, Fulfillment and Delivery system.  The information contained in the system is available on a real-time basis to all of our employees and is utilized in every area of our operations.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Embarq Logistics, Anixter, Westcon, Comstor, Tech Data, Ingram Micro, Superior Communications, Site Pro 1 and Wincomm, as well as numerous regional distributors, including Talley Communications.  In addition, many manufacturers sell and fulfill directly to customers.  Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, are typically of limited duration and are terminable by either party upon several months or otherwise short notice.  Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.  Some of our current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities.  In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States.  We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters.  Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2007 and there are no material expenditures planned for such purposes in fiscal year 2008.

Employees

As of April 1, 2007, we had 749 full-time equivalent employees.  Of our full-time equivalent employees, 374 were engaged in customer and vendor service, marketing, sales and product management, 285 were engaged in fulfillment and distribution operations and 90 were engaged in administration and technology systems services.  No employees are covered by collective bargaining agreements.  We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	63	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is chairman, president and chief executive officer and founded the business in 1982.

David M. Young	36	Senior Vice President, Chief Financial Officer and Corporate Secretary

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

Gerald T. Garland	56	Senior Vice President of Solutions Development and Product Management

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

Douglas A. Rein	47	Senior Vice President of Performance Systems and Operations

Douglas A. Rein joined the Company in July 1999 as senior vice president of performance systems and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Said Tofighi	52	Senior Vice President of Market Development and Sales

Said Tofighi rejoined the Company in October 2000 as vice president of customer administration. In April 2005, Mr. Tofighi began serving as vice president of the customer supply chain unit and served in that capacity until May 2006, when he was appointed senior vice president, customer supply chain. In April 2007, Mr. Tofighi began serving as senior vice president of market development and sales. Mr. Tofighi originally joined the Company in March 1993 and served in various leadership roles through July 1999. From July 1999 through October 2000, Mr. Tofighi worked outside the Company.

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

Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future.

We provide functions such as distribution, inventory management, fulfillment, customized packaging, e-commerce solutions, and other outsourced services for many wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced logistic services such as the services we provide. Any significant change in the market for our outsourced services could have a material adverse effect on our business. Our outsourced services are generally provided under short-term contractual arrangements. The failure to obtain renewals or otherwise maintain these agreements on terms, including price, consistent with our current terms could have a material adverse effect on our business.

We require substantial capital to operate, and the inability to obtain financing on favorable terms will adversely impact our business, financial position and results of operations.

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors.  We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth.  As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change.  Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs.  Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions.  While we generally expect to either extend or replace our credit facilities at term expirations, there can be no assurances that we will be able to do so on favorable terms, or at all.  The inability to maintain or when necessary obtain adequate sources of financing could have an adverse affect on our business.  Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates.  Such fluctuations in interest rates could have an adverse affect on our business, financial position and results of operations.  We have and may also in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

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

We must constantly introduce new products, services and product features to meet competitive pressures.  We may be unable to timely change our existing merchandise sales mix in order to meet these competitive pressures, which may result in increased inventory costs, inventory write-offs or loss of market share.

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

The damage or destruction of any of our principal distribution or administrative facilities could materially adversely impact our business, financial position and results of operations.

If our Global Logistics Center in Hunt Valley, Maryland or our Americas Sales & Logistic Center in Reno, Nevada were to be significantly damaged or destroyed, we could suffer a loss of product inventory and our ability to conduct our business in the ordinary course could be materially and adversely affected.  Similarly, if our office location in Hunt Valley, Maryland or San Antonio, Texas were to be significantly damaged or destroyed, our ability to conduct marketing, sales and other corporate activities in the ordinary course could be adversely affected.

We depend on third parties to manufacture products that we distribute and, accordingly, rely on their quality control procedures.

Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide products to our customers could be disrupted, which could adversely affect our operations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States.  These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified

Public Accountants and various other bodies formed to interpret and create appropriate accounting policies.  A change in these policies or a new interpretation of an existing policy could have a significant affect on our reported results and may affect our reporting of transactions.

We may be subject to litigation.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues.  Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include money damages or, other adverse affects.  Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial position and results of operations for the period in which the ruling occurred or future periods.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

It may be difficult for a third party to acquire the Company, which could affect the price of our common stock.

Certain provisions of our certificate of incorporation and bylaws, and applicable provisions of Delaware corporate law may make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management.  These provisions include a classified Board of Directors with staggered three-year terms, advance notice bylaws, and limitations on the removal of directors other than for cause, and then only upon the affirmative vote of 75% of our outstanding common stock.  We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained.  Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares.

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned over 50% of our outstanding common stock as of April 1, 2007.   Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 31% of our outstanding common stock as of April 1, 2007.  Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Most of our operating expenses, such as compensation expense, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

Item 1B.                 Unresolved Staff Comments.

Not applicable.

Item 2.                          Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC.  On May 1, 2007, this lease was amended and now expires December 31, 2012.  Monthly rent payments range from $124,700 to $144,600 throughout the lease term.  Additional sales and marketing offices are located in leased office space in San Antonio, Texas.  Monthly rent there is approximately $7,000 per month.  West coast sales and fulfillment is facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities.  On June 1, 2007, we entered into a 3 year lease for 66,000 square feet of office and warehouse space adjacent to our GLC in Hunt Valley, Maryland.  Monthly rent for the facility will be approximately $35,000.  While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.  The GLC is encumbered by a deed of trust as security for a term loan.  See Note 5 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  Each of our three business segments uses all of our properties for either sales or fulfillment purposes.

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

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Stock Market, now the NASDAQ Global Market, since September 28, 1994, under the symbol “TESS.” The quarterly range of prices per share during fiscal years 2006 and 2007 are as follows:

	High	Low
Fiscal Year 2006
First Quarter	$10.83	$8.23
Second Quarter	10.35	8.05
Third Quarter	11.60	8.33
Fourth Quarter	12.53	10.13

Fiscal Year 2007
First Quarter	$14.57	$11.97
Second Quarter	16.27	12.05
Third Quarter	23.50	15.32
Fourth Quarter	31.56	18.65

As of June 4, 2007, the number of shareholders of record of the Company was 56. We estimate that the number of beneficial owners as of that date was approximately 2,200.

We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. Our revolving credit facility prohibits the payment of cash dividends without the prior written consent of the lender.

On November 29, 2006, we issued a stock dividend in order to effect a 3-for-2 stock split of our common stock.  The share prices above prior to the November 29, 2006 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program, authorizing the purchase of up to 675,000 shares of our outstanding common stock.  On October 20, 2005, our Board of Directors amended the program, authorizing the purchase of an additional 675,000 shares of our outstanding common stock.  On July 17, 2006, our Board of Directors amended the program and authorized the purchase of an additional 600,000 shares of outstanding common stock, such that through that date, an aggregate of 1,950,000 shares had been authorized for repurchase in the program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  Through the end of the fiscal year 2007, we have repurchased 1,794,867 shares through the program for approximately $23.4 million, or an average price of $13.05 per share.  Of the total shares repurchased, 1,043,813 were repurchased in fiscal year 2007 at an average price of $16.95 per share, 200,700 shares were repurchased in fiscal year 2006 at an average price of $10.30 per share, 381,005 shares were repurchased in fiscal year 2005 at an average price of $7.63 per share and 169,349 shares were repurchased in fiscal year 2004 at an average price of $4.45 per share.  An aggregate of 155,133 shares remain available for repurchase under this program.  No repurchases were made in any month during the fourth quarter of fiscal year 2007.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 31, 2002 in each of the Company’s Common Stock, the Russell 2000 Index, a new peer group and an old peer group for the period March 31, 2002 to April 1, 2007. The graph assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TESSCO Technologies Incorporated, The Russell 2000 Index,
A New Peer Group And An Old Peer Group

*$100 invested on 3/31/02 in stock or index-including reinvestment of dividends.

	3/31/2002	3/30/2003	3/28/2004	3/27/2005	3/26/2006	4/1/2007
TESSCO Technologies, Inc.	$100.00	$48.88	$84.74	$97.11	$119.88	$268.32
Russell 2000	100.00	73.86	118.25	126.09	156.30	168.11
New Peer Group (1)	100.00	77.36	100.52	121.54	148.54	153.43
Old Peer Group (2)	100.00	77.98	98.48	118.89	153.92	158.42

(1)             The new peer group consists of the following: Cellstar Corporation, Brightpoint, Inc., Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., Inphonic, Inc. and ScanSource Inc.

(2)             The old peer group consists of the following: Cellstar Corporation, Brightpoint, Inc., Ingram Micro Inc., Somera Communications, Inc., and W.W. Grainger, Inc. and Anixter International Inc.

A new peer group was created to reflect the acquisition of Somera Communications, Inc. by a non-public company, as well as to add Inphonic, Inc. and ScanSource, Inc. to the peer group.

Item 6.                          Selected Financial Data.

	Fiscal Years Ended
	April 1, 2007	March 26, 2006	March 27, 2005	March 28, 2004	March 30, 2003
STATEMENT OF INCOME DATA
Revenues	$492,327,800	$477,329,300	$513,027,300	$352,674,300	$273,913,400
Cost of goods sold	370,916,400	374,316,300	418,180,500	275,028,200	202,598,700
Gross profit	121,411,400	103,013,000	94,846,800	77,646,100	71,314,700
Selling, general and administrative expenses	109,208,800	94,268,800	84,747,400	73,444,300	67,462,900
Benefit from insurance proceeds (1)	—	—	—	(3,054,000)	(1,212,500)
Restructuring charges (2)	—	—	—	2,285,700	—
Income from operations	12,202,600	8,744,200	10,099,400	4,970,100	5,064,300
Interest, net	879,400	358,500	166,200	167,700	105,500
Income before provision for income taxes	11,323,200	8,385,700	9,933,200	4,802,400	4,958,800
Provision for income taxes	4,281,100	3,270,500	3,866,000	1,910,600	1,910,200
Net income	$7,042,100	$5,115,200	$6,067,200	$2,891,800	$3,048,600
Diluted earnings per share (4)	$1.17	$0.80	$0.92	$0.43	$0.45
Diluted weighted average shares outstanding (4)	6,016,000	6,411,500	6,560,900	6,703,500	6,788,400

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.3	78.4	81.5	78.0	74.0
Gross profit	24.7	21.6	18.5	22.0	26.0
Selling, general and administrative expenses	22.2	19.7	16.5	20.8	24.6
Benefit from insurance proceeds	—	—	—	(0.9)	(0.4)
Restructuring charges	—	—	—	0.6	—
Income from operations	2.5	1.8	2.0	1.4	1.8
Interest, net	0.2	0.0	0.0	0.0	0.0
Income before provision for income taxes	2.3	1.8	1.9	1.4	1.8
Provision for income taxes	0.9	0.7	0.7	0.5	0.7
Net income	1.4%	1.1%	1.2%	0.8%	1.1%

SELECTED OPERATING DATA
Average commercial buyers per month	11,900	10,900	9,900	9,400	9,200
Average consumer buyers per month	7,100	20,600	36,100	34,500	22,700
Return on assets (3) (5)	5.6%	3.6%	4.2%	2.1%	2.3%
Return on equity (3) (6)	11.5%	8.1%	10.4%	4.4%	4.4%

BALANCE SHEET DATA
Working capital	$33,527,300	$45,704,400	$41,000,200	$37,330,100	$35,543,900
Total assets	123,682,700	126,800,400	160,557,200	129,128,700	100,238,000
Short-term debt	356,200	442,500	362,600	282,000	372,800
Long-term debt	4,203,200	4,559,400	5,000,700	5,354,700	5,660,800
Shareholders’ equity	57,151,300	65,106,800	60,822,100	56,333,500	53,985,800

(1)             Represents the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center.

(2)             Represents termination costs and facility consolidation costs associated with our profitability improvement program.

(3)             Excludes the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center and the termination costs and facility consolidation costs associated with our profitability improvements programs.

(4)             All share and earnings per share numbers have been retroactively restated for all periods presented to reflect the November 29, 2006 stock dividend in order to effect a three-for-two stock split.

(5)             Net income divided by the average total assets.

(6)             Net income divided by the average total equity.

Quarterly Results of Operations (Unaudited)

	Fiscal Year 2007 Quarters Ended				Fiscal Year 2006 Quarters Ended
	Apr. 1, 2007	Dec. 24, 2006	Sept. 24, 2006	Jun. 25, 2006	Mar. 26, 2006	Dec. 25, 2005	Sept. 25, 2005	Jun. 26, 2005
Revenues	$127,015,100	$134,716,700	$118,655,700	$111,940,300	$96,561,300	$94,811,900	$137,632,800	$148,323,300
Cost of goods sold	96,597,200	101,838,200	88,625,800	83,855,200	71,899,900	70,849,000	109,266,200	122,301,200
Gross profit	30,417,900	32,878,500	30,029,900	28,085,100	24,661,400	23,962,900	28,366,600	26,022,100
Selling, general and administrative expenses	27,654,200	29,730,700	26,855,800	24,968,100	22,761,300	22,004,200	25,543,500	23,959,800
Income from operations	2,763,700	3,147,800	3,174,100	3,117,000	1,900,100	1,958,700	2,823,100	2,062,300
Interest, net	219,800	323,800	180,500	155,300	165,800	125,600	29,100	38,000
Income before provision for income taxes	2,543,900	2,824,000	2,993,600	2,961,700	1,734,300	1,833,100	2,794,000	2,024,300
Provision income taxes	976,100	1,059,100	1,137,600	1,108,300	676,500	714,900	1,089,600	789,500
Net income (1)	$1,567,800	$1,764,900	$1,856,000	$1,853,400	$1,057,800	$1,118,200	$1,704,400	$1,234,800
Diluted earnings per share (1)	$0.28	$0.31	$0.29	$0.29	$0.17	$0.17	$0.27	$0.19

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.1	75.6	74.7	74.9	74.5	74.7	79.4	82.5
Gross profit	23.9	24.4	25.3	25.1	25.5	25.3	20.6	17.5
Selling, general and administrative expenses	21.8	22.1	22.6	22.3	23.6	23.2	18.6	16.2
Income from operations	2.2	2.3	2.7	2.8	2.0	2.1	2.0	1.4
Interest, net	0.2	0.2	0.2	0.1	0.2	0.1	0.0	0.0
Income before provision for income taxes	2.0	2.1	2.5	2.6	1.8	1.9	2.0	1.4
Provision for income taxes	0.8	0.8	1.0	1.0	0.7	0.7	0.8	0.5
Net income	1.2%	1.3%	1.6%	1.7%	1.1%	1.2%	1.2%	0.8%
SELECTED OPERATING DATA
Average commercial buyers per month	12,000	12,000	12,100	11,700	11,500	11,200	10,600	10,300
Average consumer buyers per month	6,300	6,600	7,700	7,700	8,100	7,300	29,400	37,700
Return on assets (2)	4.6%	4.9%	5.4%	5.6%	3.3%	3.6%	5.2%	3.2%
Return on equity (3)	11.2%	13.0%	12.2%	11.2%	6.6%	7.0%	10.8%	8.0%

(1)                All share and earnings per share numbers have been retroactively restated for all periods presented to reflect the November 29, 2006 stock dividend in order to effect a three-for-two stock split.

(2)                Net income divided by the average total assets.

(3)                Net income divided by the average total equity.

Item 7.                          Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Management’s Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, “Item 1: Business,” Part II, “Item 6: Selected Financial Data,” and Part II, “Item 8: Financial Statements and Supplementary Data.”  The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, including Part I, “Item 1A:  Risk Factors.”  Our actual results may differ materially from those described in any such forward-looking statement.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.  Although we sell products to customers in over 100 countries, approximately 97% of our sales are made to customers in the United States.  We have operations and office facilities in Hunt Valley, Maryland, San Antonio, Texas and Reno, Nevada.

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% of all of our installation, test and maintenance sales for fiscal year 2007 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

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

Results of Operations

The following tables summarize the results of our operations for fiscal years 2007, 2006 and 2005:

(Dollars in thousands, except per share data)			2006 to 2007			2005 to 2006
	2007	2006	$ Change	% Change	2005	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$49,701	$53,049	$(3,348)	(6.3)%	$56,620	$(3,571)	(6.3)%
SMUs, Governments and Resellers	115,501	95,819	19,682	20.5%	74,277	21,542	29.0%
Total Network Infrastructure	165,202	148,868	16,334	11.0%	130,897	17,971	13.7%

Mobile Devices and Accessories:
Public Carriers and Network Operators	2,641	2,894	(253)	(8.7)%	3,068	(173)	(5.6)%
SMUs, Governments and Resellers	219,937	113,690	106,247	93.5%	72,347	41,343	57.1%
Total Mobile Devices and Accessories	222,578	116,584	105,994	90.9%	75,415	41,170	54.6%

Installation, Test and Maintenance:
Public Carriers and Network Operators	14,293	16,997	(2,704)	(15.9)%	19,905	(2,908)	(14.6)%
SMUs, Governments and Resellers	82,742	57,585	25,157	43.7%	43,280	14,305	33.0%
Total Installation, Test and Maintenance	97,035	74,582	22,453	30.1%	63,185	11,397	18.0%
Total Commercial Revenues	484,815	340,034	144,781	42.6%	269,497	70,538	26.2%
Consumer Revenues — Mobile Devices and Accessories	7,513	137,295	(129,782)	(94.5)%	243,530	(106,236)	(43.6)%
Total Revenues	$492,328	$477,329	$14,999	3.1%	$513,027	$(35,698)	(7.0)%

(Dollars in thousands, except per share data)			2006 to 2007			2005 to 2006
	2007	2006	$ Change	% Change	2005	$ Change	% Change
Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$11,869	$12,523	$(654)	(5.2)%	$13,248	$(725)	(5.5)%
SMUs, Governments and Resellers	28,213	22,141	6,072	27.4%	17,798	4,343	24.4%
Total Network Infrastructure	40,082	34,664	5,418	15.6%	31,046	3,618	11.7%

Mobile Devices and Accessories:
Public Carriers and Network Operators	785	804	(19)	(2.4)%	851	(47)	(5.5)%
SMUs, Governments and Resellers	49,351	27,421	21,930	80.0%	19,572	7,849	40.1%
Total Mobile Devices and Accessories	50,136	28,225	21,911	77.6%	20,423	7,802	38.2%

Installation, Test and Maintenance:
Public Carriers and Network Operators	3,478	3,955	(477)	(12.1)%	4,548	(593)	(13.0)%
SMUs, Governments and Resellers	24,570	18,749	5,821	31.0%	11,802	6,947	58.9%
Total Installation, Test and Maintenance	28,048	22,704	5,344	23.5%	16,350	6,354	38.9%
Total Commercial Gross Profit	118,266	85,593	32,673	38.2%	67,819	17,774	26.2%
Consumer Gross Profit — Mobile Devices and Accessories	3,145	17,420	(14,275)	(81.9)%	27,028	(9,608)	(35.5)%
Total Gross Profit	$121,411	$103,013	$18,398	17.9%	$94,847	$8,166	8.6%

Selling, general and administrative expenses	$109,209	$94,269	$14,940	15.8%	$84,748	$9,521	11.2%
Income from operations	12,202	8,744	3,458	39.5%	10,099	(1,355)	(13.4)%
Interest, net	879	359	520	144.8%	166	193	116.3%
Income before provision for income taxes	11,323	8,385	2,938	35.0%	9,933	(1,548)	(15.6)%
Provision for income taxes	4,281	3,270	1,011	30.9%	3,866	(596)	(15.4)%
Net income	$7,042	$5,115	$1,927	37.7%	$6,067	$(952)	(15.7)%

Diluted earnings per share	$1.17	$0.80	$0.37	46.3%	$0.92	$(0.12)	(13.0)%

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues.  Revenues for fiscal year 2007 increased 3.1% as compared with fiscal year 2006, notwithstanding a 94.5% decrease in consumer revenues related to the transition in the second quarter of fiscal year 2006 of our T-Mobile relationship as discussed below.  This decrease in consumer revenues was largely offset by a 42.6% increase in commercial revenues, driven by growth in each of our three commercial lines of business.

Our mobile devices and accessories revenues, including both commercial and consumer sales, decreased 9.4% for fiscal year 2007 compared with fiscal year 2006.  We experienced significant growth in commercial sales of mobile devices and accessory products, which was offset by a significant decline in consumer sales.  Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but are also sold to public carriers and network operators, increased 90.9% over the prior year, due in part to new product introductions, enhanced merchandising and packaging programs and increased sales of accessory products to carrier and independent retail customers.  The decrease in consumer revenues from sales of mobile devices and accessories was primarily due to the transition of our T-Mobile affinity relationship in the second quarter of fiscal year 2006.  Our T-Mobile affinity relationship accounted for approximately 26% and 12% of total revenues and gross profit, respectively, in fiscal year 2006.

The 11.0% increase in our network infrastructure sales from fiscal year 2006 to fiscal year 2007 is primarily attributable to an increase in sales of wireless local area network (WLAN) products and radio frequency (RF) propagation products.  These increases were largely a result of our fiscal year 2007 acquisition of TerraWave and GigaWave, which primarily offer WLAN products and training.  Our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have continued to focus on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for our network infrastructure products will continue to grow, there can be no assurance that these trends will continue.

Revenues from our installation, test and maintenance line of business increased 30.1% from the prior fiscal year, primarily due to large sales of repair parts related to our expanded major repair components relationship with Nokia, as well as increased sales of tools, shop supplies, and safety apparel and equipment. While revenues and gross profits from this Nokia relationship were significantly higher than fiscal year 2006 results, revenues and gross profits decreased significantly from the first six months of fiscal year 2007 to the last six months of the year.  Going forward, we expect gross profits from this business to approximate the levels we experienced in the last half of the fiscal year.

Gross Profit.  Gross profit grew 17.9% in fiscal year 2007 compared with fiscal year 2006, driven by growth in each of our three commercial business segments.  Commercial gross profit grew 38.2% and was partially offset by an 81.9% decrease in consumer gross profit.  Gross profit margin increased to 24.7% in fiscal year 2007 from 21.6% in fiscal year 2006.  Gross profit margin increased in our network infrastructure segment, from 23.3% in fiscal year 2006 to 24.3% in fiscal year 2007.  In our installation, test and maintenance segment, gross profit margin decreased to 28.9% in fiscal year 2007 from 30.4% in fiscal year 2006.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings.  Gross profit margin in our mobile devices and accessories segment increased to 23.2% in fiscal year 2007 from 18.0% in fiscal year 2006.  This increase is primarily attributable to a large decrease in low margin consumer sales which had been related to the T-Mobile relationship, and is partially offset by a decrease in commercial gross profit margin for our commercial sales.  The decrease in commercial gross profit margin for our mobile devices and accessories segment, from 24.2% for fiscal year 2006 to 22.5% for fiscal year 2007, is attributable to sales mix within the product offering.  The gross profit margin for our consumer sales increased from 12.7% to 41.9% in fiscal year 2007 due to the loss of lower margin handset sales from our T-Mobile relationship which was transitioned in the second quarter of fiscal year 2006.  During fiscal year 2006, we began sourcing a significant portion of our private branded subscriber accessory product line directly from factories in China.  All of such purchases are denominated in U.S. dollars.  We also have been increasing the amount of products sold under TESSCO’s private labels, including our GigaWave training.  While sales of these directly sourced products and services represented only 10% of our total sales, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products after accounting for additional supply chain costs and lead times.  We also believe that these cost savings have allowed us to be more competitive in the market.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

As total revenues and gross profits from larger customer and vendor relationships, including AT&T Mobility

(formerly Cingular) and Nokia, increase, we occasionally experience and expect to continue to experience pricing pressures that may adversely affect future results. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 15.8% during fiscal year 2007 as compared with fiscal year 2006.  Total selling, general and administrative expenses as a percentage of revenues increased from 19.7% in fiscal year 2006 to 22.2% in fiscal year 2007 due to the increases in expenses discussed below.

The largest factors contributing to the increase in total selling, general and administrative expenses were increased labor costs and expenses related to business generation activities in support of our continued increased focus on our commercial business during fiscal year 2007.

Labor cost increases were primarily related to sales and product management, as well as increased fulfillment costs.  Labor costs were also impacted by the acquisition of TerraWave and GigaWave in April 2006.  Finally, labor costs have increased over the prior year period due to increased expenses related to our reward programs, including Performance Stock Units (PSU’s).  Total labor costs, including benefits, increased by approximately $5.8 million from fiscal year 2006 to fiscal year 2007.

Marketing expenses also increased in fiscal year 2007 as compared with fiscal year 2006.  Near the end of the first quarter of fiscal year 2006, we retained RTC Relationship Marketing, a direct- and database- marketing firm to increase market awareness of TESSCO’s value proposition and product and solutions offering among potential and existing customers.  During the second quarter of fiscal year 2007, we began a media campaign utilizing different marketing techniques to broaden our outreach.  Sales promotion expense also increased due to costs related to increased sales to retail customers.  Although we believe that these programs contributed to the growth in our commercial business during fiscal year 2007, there can be no assurance as to the extent that these programs will increase future revenues or gross profits.  Total marketing and sales promotion expenses increased by approximately $6.5 million from fiscal year 2006 to fiscal year 2007.

Freight costs in fiscal year 2007 decreased approximately $3.5 million over the prior year, primarily due to the loss of consumer sales associated with our T-Mobile relationship which ended in the second quarter of fiscal year 2006.  This decrease was partially offset by the freight costs associated with the increase in commercial sales.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $999,900 and $742,800 for fiscal year 2007 and fiscal year 2006, respectively.

Interest, Net.  Net interest expense increased from $358,500 in fiscal year 2006 to $879,400 in fiscal year 2007, primarily due to increased average balances on our revolving credit facility, as well as increased interest rates on our revolving credit facility and our term bank loan. As noted below, beginning October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in fiscal year 2007 and 2006 were 37.8% and 39.0%, respectively. The effective tax rate for fiscal year 2007 decreased due to changes in the relationship between non-deductible expenses and taxable income, as well as other minor differences in the taxability of certain other items.  As a result of the factors discussed above, net income and diluted earnings per share for fiscal year

2007 increased 37.7% and 46.3%, respectively, compared with fiscal year 2006.  Diluted earnings per share was also positively impacted by the stock buyback program further discussed in the Liquidity and Capital Resources section below.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues.  Revenues for fiscal year 2006 decreased 7.0% as compared with fiscal year 2005, primarily due to a 43.6% decrease in consumer revenues as a result of the transition in the second quarter of fiscal year 2006 of our T-Mobile relationship as discussed above.  This decrease in consumer revenues was largely offset by a 26.2% increase in commercial revenues, driven by growth in each of our three commercial lines of business.

Our mobile devices and accessories revenues, including both commercial and consumer sales, decreased 20.4% for fiscal year 2006 compared with fiscal year 2005.  We experienced significant growth in commercial sales of mobile devices and accessory products, which was offset by a significant decline in consumer sales.  Commercial revenues for mobile devices and accessories, which are sold primarily to SMUs, governments and resellers, but also to public carriers and network operators, increased 54.6% over the prior year, due in part to new product introductions, enhanced merchandising and packaging programs and new wireless carrier retail relationships.  The decrease in consumer sales of mobile devices and accessories was primarily due to the transition of our T-Mobile affinity relationship in the second quarter of fiscal year 2006.  Our T-Mobile affinity relationship accounted for approximately 26.5% and 11.8% of total revenues and gross profit, respectively, in fiscal year 2006 and approximately 44.4% and 20.4% of total revenues and gross profit, respectively, in fiscal year 2005.

The 13.7% increase in our network infrastructure sales for this fiscal year over the same period of last year is primarily attributable to an increase in sales of fixed wireless broadband products and radio frequency (RF) propagation products.  The market for broadband and network equipment products continues to emerge and grow.  All of our growth in sales of network infrastructure product was in sales to SMUs, governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.

Revenues from our installation, test and maintenance line of business increased 18.0% from the prior-year period, primarily due to increased sales of repair parts and components, tools, shop supplies and safety apparel and equipment, which were partially offset by decreased revenues from test and bench equipment.

Gross Profit.  Gross profit grew 8.6% in fiscal year 2006 compared with fiscal year 2005, driven by growth in each of our three commercial business segments.  Commercial gross profit grew 26.2% and was partially offset by a 35.5% decrease in consumer gross profit.  Gross profit margin increased to 21.6% in fiscal year 2006 from 18.5% in fiscal year 2005.  Gross profit margin decreased slightly in our network infrastructure segment, from 23.7% to 23.3%, and increased to 30.4% from 25.9% in our installation, test and maintenance segment.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings, including repair and replacement parts in our installation, test and maintenance line of business, an increased portion of which was accounted for on a net revenue basis.  Gross profit margin in our mobile devices and accessories segment increased to 18.0% in fiscal year 2006 from 14.9% in fiscal year 2005, due to changes in sales mix.  The gross profit margin for our consumer sales increased slightly over the prior-year period due to the loss of lower margin handset sales and the receipt of standby fees from our T-Mobile relationship which was transitioned in the second quarter of fiscal year 2006.  The decrease in commercial gross profit margin for our mobile devices and accessories segment, from 27.1% for fiscal year 2005 to 24.2% for fiscal year 2006, is attributable to sales mix within the product offering in part due to new retail relationships established during fiscal year 2006.  During fiscal year 2006, we began sourcing a significant portion of our private branded subscriber accessory product line directly from factories in China.  All of such purchases are denominated in U.S dollars.  Prior to fiscal year 2006, we purchased this type of product from U.S. sources.  While sales of these directly sourced products represent a relatively immaterial percentage of our total sales, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products after accounting for additional supply chain costs and lead times.  We also believe that these cost savings have allowed us to be more competitive in the market.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 11.2% during fiscal year 2006 as compared with fiscal year 2005.  Total selling, general and administrative expenses as a percentage of revenues increased from 16.5% in fiscal year 2005 to 19.7% in fiscal year 2006 due to the increase in expense as discussed below.

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

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in fiscal year 2006 and 2005 were 39.0% and 38.9%, respectively. The effective tax rate for fiscal year 2006 increased due to minor changes in our relationship between non-deductible expenses and taxable income, as well as changes in the taxability in certain states.  As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2006 decreased 15.7% and 13.0%, respectively, compared with fiscal year 2005.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2007	2006	2005
Cash flow provided by operating activities	$28,025,800	$3,317,800	$4,255,000
Cash flow used in investing activities	(8,684,700)	(2,908,400)	(4,380,800)
Cash flow used in financing activities	(17,451,700)	(2,003,300)	(2,759,000)
Net increase (decrease) in cash and cash equivalents	$1,889,400	$(1,593,900)	$(2,884,800)

In fiscal year 2007, our cash inflow from operating activities was driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as a significant decrease in product inventory and an increase in accrued expenses and other current liabilities.  The decrease in product inventory was primarily due to our amended repair components relationship with Nokia.  Under the relationship, we continue to manage marketing, sales and distribution of repair components for Nokia, but we now maintain inventory on consignment.  Accrued expense increased primarily due to increased accruals for our reward program and tax accruals.

 Cash flows used in investing activities included capital expenditures, which primarily consisted of investment in information technology, as well as an acquisition.  On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded.  For the period of April 21, 2006 through April 1, 2007, $500,000 has been paid for additional earn-out based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  An additional earn-out related to this same period of $1.5 million was accrued as of year-end, and was paid in May 2007.  In accordance with the acquisition agreement, these earn-out amounts are net of $375,000 (one quarter of the $1.5 million prepayment) of the non-refundable prepayment against future earn-out payments discussed above. Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees, totaled $89,500.

Cash flow used in financing activities is primarily related to treasury stock purchases. During fiscal year 2007, we purchased 1,043,813 shares of our outstanding common stock pursuant to our stock buyback program, compared with 200,700 shares purchased in fiscal year 2006.  From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2007, a total of 1,794,867 shares have been purchased under this program for approximately $23.4 million, or an average price of $13.05 per share.  The Board of Directors has authorized the purchase of up to 1,950,000 shares in the aggregate, and therefore, 155,133 shares remained available to be purchased as of the end of fiscal year 2007.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion of this program.

Of the 1,043,813 shares repurchased during fiscal year 2007, 944,463 shares were purchased at $16.67 per share for approximately $15.7 million in one transaction with a large former shareholder.  This transaction significantly reduced shareholders’ equity, and because the purchase price was funded with borrowings under our revolving credit facility, it also increased total liabilities.  Prior to entering into this transaction, we discussed the proposed transaction, the anticipated borrowings necessary to consummate the transaction and its possible impact on our financial condition, with Wachovia Bank, N.A. and SunTrust Bank, the lenders under our revolving credit facility and term loan.  As a result of the transaction, we did not meet the Maximum Total Liabilities to Tangible Net Worth covenant under the terms of our revolving credit facility and term loan at the end of the second quarter of fiscal year 2007. We requested and received a waiver of the covenant from the banks for the second fiscal quarter.  At the end of the third quarter of fiscal year 2007, we also did not meet the Maximum Total Liabilities to Tangible Net Worth covenant; and, we again requested and received a waiver from the banks that allowed us to avoid a covenant violation under these loans for the third fiscal quarter.  We were in compliance with the Maximum Total Liabilities to Tangible Net Worth covenant, and all other bank covenants, as of the end of the fourth quarter of fiscal year 2007.

Previously, and also then in anticipation of the prospect of continued repurchase of shares under our stock buyback program, early in the second quarter of fiscal year 2007 we reviewed with Wachovia Bank, N.A. and SunTrust Bank the terms applicable to our revolving credit facility which had the effect of limiting both aggregate repurchases of our stock and our ability to use borrowings under the revolving credit facility to finance repurchases of our stock, to $10 million.  After discussion, the banks agreed to change the relevant references from $10 million to $25 million.  That agreement was memorialized pursuant to the terms of a joinder, assumption, ratification and modification agreement entered into with the banks in respect of each of these facilities.  Also as part of that undertaking, and as required of us under the terms of the existing documents for the revolving credit facility and term loan, we formally agreed with the banks to join as co-borrowers under the revolving credit agreement and term loan several operating subsidiaries of ours that had been created more recently, including those created in connection with the TerraWave and GigaWave acquisitions, and to update and address other generally routine procedural matters relating to the documentation for these facilities.

We have a term loan in the original principal amount of $4.5 million with Wachovia Bank, N.A. and SunTrust Bank that is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as our revolving credit facility, which, as discussed below, has recently been replaced with a new facility, the covenants under which also apply to the term loan. This loan had a balance of $3,900,000 as of April 1, 2007.

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

Working capital decreased to $33.5 million as of April 1, 2007, from $45.7 million as of March 26, 2006, primarily due to the consignment of Nokia repair components inventory.  Shareholders’ equity decreased to $57.1 million as of April 1, 2007, from $65.1 million as of March 26, 2006, primarily due to the repurchase of our stock, partially offset by increased retained earnings due to fiscal year 2007 net income.

To minimize interest expense, our policy is to use excess available cash to pay down any balance on our $30 million revolving credit facility.  We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility.  In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all.

On May 31, 2007, we replaced our $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A.  This new facility has a term expiring in May 2010.  Interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base. The facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants now also apply to the existing term loan secured by our Hunt Valley, Maryland facility.

We generated $3.3 million of net cash from operating activities in fiscal year 2006 compared to $4.3 million in fiscal year 2005.  In fiscal year 2006, our cash inflow from operating activities was driven by net income plus depreciation and amortization and a significant decrease in trade accounts receivable and product inventory, partially offset by a decrease in trade accounts payable.  The decreases in inventory, trade accounts receivable and trade accounts payable are primarily related to the termination of our T-Mobile affinity relationship in the second quarter of fiscal year 2006.  The decreases in inventory and accounts payable related to T-Mobile products were largely offset by increases in inventory and accounts payable related to our repair and replacement parts relationship with Nokia.

Capital expenditures totaled $2.9 million in fiscal year 2006, primarily related to investments in information technology.  In fiscal year 2005, capital expenditures totaled $4.4 million, comprised primarily of investments in information technology, including our Configuration, Fulfillment and Delivery technology system.

We used $2.0 million of net cash from financing activities in fiscal year 2006 compared with a net usage of $2.8 million in fiscal year 2005. During fiscal year 2006, we purchased 200,700 shares of our outstanding common stock pursuant to our stock buyback program, compared with 381,005 shares purchased in fiscal year 2005.  From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2006, a total of 751,055 shares have been purchased under this program for approximately $5.7 million, or an average price of $7.63 per share.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition.  We record revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order.  We record revenue when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms.  For a small portion of our sales, we use FOB destination terms and record the revenue when the product is received by the customer.  Our prices are always fixed at the time of sale.  Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record sales on transactions where collectibilty is reasonably assured.

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

Inventory Reserves.  We establish inventory reserves for excess and obsolete inventory.  We regularly review inventory to evaluate continued demand and identify any obsolete or excess quantities of inventory.  We record a provision for the difference between excess and obsolete inventory and its estimated realizable value.  Estimated realizable value is based on anticipated future product demand, market conditions and liquidation values.  Actual results differing from these projections could have a material effect on our results of operations.

Impairment of Long-Lived and Indefinite-Lived Assets.  Our Consolidated Balance Sheet includes goodwill of approximately $5.0 million and other indefinite lived intangible assets of $850,000.  We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter.  We also periodically evaluate our long-lived assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.  Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired.  Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $5.9 million, resulting in a charge to operations.

Classification of Expenses.  Our cost of goods sold includes cost of products and freight from vendors to our distribution centers.  Product management, distribution, purchasing, receiving/inspection, warehousing and corporate overhead costs are included in selling, general and administrative expenses.  Accordingly, our gross margins may not be comparable to other entities that may include these costs in cost of goods sold.

Income Taxes.  In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We will adopt FIN 48 effective as of April 2, 2007.  We believe that the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

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

Stock-Based Compensation.  Effective March 27, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which we had previously adopted effective March 29, 2004, and SFAS No. 123R are generally consistent with respect to our share-based payments (other than as described below), the adoption of SFAS No. 123R did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 123R requires our Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Prior to fiscal year 2007, in accordance with SFAS No. 123, we only included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on our financial position or results of operations for the year ended April 1, 2007.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of April 1, 2007:

	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

Long-Term Debt Obligations	$4,559,400	$356,200	$724,300	$3,478,900	$—
Revolving credit facility	—	—	—	—	—
Lease Obligations	1,911,800	1,426,200	484,700	900	—
Interest payments	996,700	260,600	466,000	270,100	—
Other Long-Term Liabilities	1,250,800	—	676,400	75,000	499,400
Total contractual cash obligations	$8,718,700	$2,043,000	$2,351,400	$3,824,900	$499,400

Other Long-Term Liabilities reflected on the Registrant’s Balance Sheet under GAAP include amounts owed under the deferred compensation plan and Supplemental Executive Retirement Plan.  Interest payments include amounts owed on notes payable at their stated contractual rate, as well as interest payments on our note with a bank at a fixed rate of 6.38%.

In April 2006, TESSCO acquired the non-cash assets and businesses of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd.  The table above does not include additional potential cash earn-out payments of up to $15 million related to this acquisition through April 2010, which are contingent on the achievement of certain minimum earnings thresholds.  While these contingent payments are not fixed at present, they represent potential future commitments.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We will adopt FIN 48 effective as of April 2, 2007.  We do not believe that the adoption of FIN 48 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FASB 157), which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  We will adopt FASB 157 effective as of April 2, 2007.  We do not believe that the new standard will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 during the third quarter of our 2007 fiscal year did not have an affect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. We will adopt SFAS No. 159 as of April 2, 2007.  We are currently assessing the potential impact of the standard and do not believe that it will have a material impact on our financial statements.

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

Item 8.                          Financial Statements and Supplementary Data.

Consolidated Balance Sheets

	April 1, 2007	March 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,176,300	$2,286,900
Trade accounts receivable, net of allowance for doubtful accounts of $910,400 and $853,600, respectively	44,859,600	43,576,500
Product inventory	37,448,800	48,793,100
Deferred tax asset	3,460,100	2,396,000
Prepaid expenses and other current assets	1,959,500	1,621,800
Total current assets	91,904,300	98,674,300

Property and equipment, net	24,256,300	24,619,800
Goodwill, net	5,008,300	2,452,200
Other long-term assets	2,513,800	1,054,100
Total assets	$123,682,700	$126,800,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$47,257,700	$44,984,000
Payroll, benefits and taxes	6,658,500	5,226,500
Income and sales taxes	2,960,800	1,187,600
Accrued expenses and other current liabilities	1,143,800	1,129,300
Current portion of long-term debt	356,200	442,500
Total current liabilities	58,377,000	52,969,900

Deferred tax liability	2,700,400	2,785,300
Long-term debt, net of current portion	4,203,200	4,559,400
Other long-term liabilities	1,250,800	1,379,000
Total liabilities	66,531,400	61,693,600

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 7,584,199 shares issued and 5,325,067 shares outstanding as of April 1, 2007, and 7,444,195 shares issued and 6,228,876 shares outstanding as of March 26, 2006	75,800	49,600
Additional paid-in capital	27,463,700	24,748,700
Treasury stock, at cost, 2,259,132 shares as of April 1, 2007, and 1,215,319 shares as of March 26, 2006	(27,216,200)	(9,521,100)
Retained earnings	56,806,300	49,764,200
Accumulated other comprehensive income	21,700	65,400
Total shareholders’ equity	57,151,300	65,106,800
Total liabilities and shareholders’ equity	$123,682,700	$126,800,400

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Income

	Fiscal Years Ended
	April 1, 2007	March 26, 2006	March 27, 2005

Revenues	$492,327,800	$477,329,300	$513,027,300
Cost of goods sold	370,916,400	374,316,300	418,180,500
Gross profit	121,411,400	103,013,000	94,846,800
Selling, general and administrative expenses	109,208,800	94,268,800	84,747,400
Income from operations	12,202,600	8,744,200	10,099,400
Interest expense, net	879,400	358,500	166,200
Income before provision for income taxes	11,323,200	8,385,700	9,933,200
Provision for income taxes	4,281,100	3,270,500	3,866,000
Net income	$7,042,100	$5,115,200	$6,067,200

Basic earnings per share	$1.22	$0.81	$0.94
Diluted earnings per share	$1.17	$0.80	$0.92
Basic weighted average shares outstanding	5,753,900	6,296,700	6,462,000
Diluted weighted average shares outstanding	6,016,000	6,411,500	6,560,900

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated Other	Total
	Common Stock		Additional	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Paid-in Capital	Stock	Earnings	Income	Equity
Balance at March 28, 2004	6,645,164	$48,500	$22,250,200	$(4,547,000)	$38,581,800	$—	$56,333,500
Net proceeds from issuance of stock	52,593	400	421,400	—	—	—	421,800
Treasury stock purchase	(381,005)	—	—	(2,907,400)	—	—	(2,907,400)
Non-cash stock compensation expense	—	—	907,000	—	—	—	907,000
Net income	—	—	—	—	6,067,200	—	6,067,200
Balance at March 27, 2005	6,316,752	48,900	23,578,600	(7,454,400)	44,649,000	—	60,822,100
Net proceeds from issuance of stock	112,824	700	424,100	—	—	—	424,800
Treasury stock purchase	(200,700)	—	—	(2,066,700)	—	—	(2,066,700)
Non-cash stock compensation expense	—	—	746,000	—	—	—	746,000
Other comprehensive income, net of tax	—	—	—	—	—	65,400	65,400
Net income	—	—	—	—	5,115,200	—	5,115,200
Balance at March 26, 2006	6,228,876	49,600	24,748,700	(9,521,100)	49,764,200	65,400	65,106,800
Net proceeds from issuance of stock	125,119	8,200	430,100	—	—	—	438,300
Treasury stock purchase	(1,043,813)	—	—	(17,695,100)	—	—	(17,695,100)
Non-cash stock compensation expense	14,885	18,000	2,037,300	—	—	—	2,055,300
Excess tax benefit from stock-based compensation	—	—	247,600	—	—	—-	247,600
Other comprehensive income, net of tax	—	—	—	—	—	(43,700)	(43,700)
Net income	—	—	—	—	7,042,100	—	7,042,100
Balance at April 1, 2007	5,325,067	$75,800	$27,463,700	$(27,216,200)	$56,806,300	$21,700	$57,151,300

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 1, 2007	March 26, 2006	March 27, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,042,100	$5,115,200	$6,067,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,763,100	4,498,700	4,192,500
Non-cash stock compensation expense	2,055,300	746,000	907,000
Deferred income taxes and other	(1,159,200)	(890,100)	(367,200)
Change in trade accounts receivable	402,400	17,330,900	(13,782,800)
Change in product inventory	12,240,900	13,216,900	(19,845,500)
Change in prepaid expenses and other current assets	(320,500)	29,200	(334,100)
Change in trade accounts payable	(22,300)	(37,634,000)	27,368,000
Change in payroll, benefits and taxes	1,412,900	777,500	773,300
Change in income and sales tax	1,773,200	525,300	(18,600)
Change in accrued expenses and other current liabilities	(162,100)	(397,800)	(704,800)
Net cash provided by operating activities	28,025,800	3,317,800	4,255,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,251,400)	(2,908,400)	(4,380,800)
Acquisition of business in purchase transaction	(4,433,300)	—	—
Net cash used in investing activities	(8,684,700)	(2,908,400)	(4,380,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(442,500)	(361,400)	(273,400)
Net proceeds from issuance of stock	438,300	424,800	421,800
Purchase of treasury stock	(17,695,100)	(2,066,700)	(2,907,400)
Excess tax benefit from stock-based compensation	247,600	—	—
Net cash used in financing activities	(17,451,700)	(2,003,300)	(2,759,000)
Net increase (decrease) in cash and cash equivalents	1,889,400	(1,593,900)	(2,884,800)
CASH AND CASH EQUIVALENTS, beginning of period	2,286,900	3,880,800	6,765,600

CASH AND CASH EQUIVALENTS, end of period	$4,176,300	$2,286,900	$3,880,800

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company’s natural weekly accounting and business cycle.  The fiscal year ended April 1, 2007 contained 53 weeks, while fiscal years ended March 26, 2006 and March 27, 2005 contained 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base.  Typical payments from a large majority of our commercial customers are due 30 days from the date of the invoice.  Sales made to consumers are primarily made through credit card transactions.  The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Product Inventory

Product inventory is stated at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. Cost is determined using the first-in, first-out (FIFO) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. At fiscal year end 2007 and 2006, the Company has recorded a reserve for excess and obsolete inventory of $2,984,100 and $3,301,300 respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives

Information technology equipment and software	1 – 5 years
Configuration, Fulfillment and Delivery technology system	7 years
Furniture, telephone system, equipment and tooling	3 – 10 years
Building, building improvements and leasehold improvements	2 – 40 years

The Configuration, Fulfillment and Delivery (CFD) technology system, which was initially implemented during fiscal year 2005, is a major automated materials-handling system that is integrated with the Company’s product planning and procurement system.  The Company believes this CFD system has an estimated useful life that is longer than its other software assets, and thus, is depreciating the system over a seven-year life.

The Company capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”

Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually. The Company performs its annual impairment test on the first day of its fourth quarter.  Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method.  Intangible assets other than goodwill are recorded within other long term assets in the Company’s consolidated balance sheets.  The carrying amount of indefinite lived assets are also reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

The indefinite lived intangible asset impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. These estimates of discounted cash flows will likely change over time as impairment tests are performed. Estimates of fair value are also adversely affected by increases in interest rates and the applicable discount rate.

Revenue Recognition

The Company records revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. The Company’s revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order.  The Company records revenue when risk of loss has passed to the customer.  In most cases, shipments are made using FOB shipping terms.  FOB destination terms are used for a small portion of sales, and revenue is recorded when the product is received by the customer.  Prices are always fixed at the time of sale.  Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale.  The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectibilty is reasonably assured.

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

Other than subscriber accessory sales relating to the Company’s private brand, Wireless Solutions®, TESSCO offers no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale.  Warranty expense was immaterial for the fiscal years 2007, 2006 and 2005.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded to revenue, cost of goods sold or selling, general and administrative expenses in the Consolidated Statements of Income depending on the nature of the program.  The Company accrues rebates or vendor incentives as earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.

Classification of Expenses

Cost of goods sold includes cost of products and freight from vendors to our distribution centers.  Product management, distribution, purchasing, receiving/inspection, warehousing and corporate overhead costs are included in selling, general and administrative expenses.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $17,392,600, $20,916,500, and $20,445,600 for the fiscal years ended April 1, 2007, March 26, 2006, and March 27, 2005, respectively.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog). Direct catalog production costs included in prepaid and other assets totaled $798,700 at April 1, 2007 and $189,600 at March 26, 2006. Total advertising and marketing expense was $2,046,400, $838,400 and $820,000 for fiscal years 2007, 2006 and 2005, respectively.

Stock Compensation Awards Granted to Team Members

Effective March 27, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which the Company had previously adopted effective March 29, 2004, and SFAS No. 123R are generally consistent with respect to the Company’s share-based payments (other than as described below), the adoption of SFAS No. 123R did not have a material impact on the financial position, results of operations or cash flows.

SFAS No. 123R requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Prior to fiscal year 2007, in accordance with SFAS No. 123, the Company only included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on our financial position or results of operations for the year ended April 1, 2007.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements.  Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  The Company will adopt SFAS No. 157 effective as of April 2, 2007.  The Company does not believe that the new standard will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 during the third quarter of the Company’s 2007 fiscal year did not have an effect on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will adopt FIN 48 effective as of April 2, 2007.  The Company does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company will adopt SFAS No. 159 effective as of April 2, 2007.  The Company is currently assessing the potential impact of the standard and does not believe that it will have a material impact on its financial statements.

Note 3. Stock Split Effected in the Form of a Dividend

On November 29, 2006, the Company issued a stock dividend in order to effect a three-for-two stock split of the Company’s common stock.  All share and earnings per share numbers prior to the November 29, 2006 stock split (including without limitation all share and share-related numbers included in Notes 11, 14 and 15 below) have been retroactively restated to reflect the stock dividend for all periods presented.  The number of authorized shares of common stock remains at 15 million.

Note 4. Acquisition

On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill is recorded.  Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees totaled $89,500.  This acquisition was a part of our growth strategy to increase our product and service offering.

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

This acquisition has been accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”  Under business combination accounting, the total purchase price was allocated to TerraWave and GigaWave’s net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2006.  The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.  The initial purchase price was allocated as set forth below:

Trade accounts receivable	$1,685,500
Product inventory	896,600
Prepaid expenses	17,200
Identifiable intangible assets	1,630,000
Goodwill	519,000
Fixed assets	139,600
Trade accounts payable	(758,900)
Accrued expenses	(195,700)
Total purchase price	$3,933,300

In performing its purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of TerraWave and GigaWave. The Company’s estimate of the fair value of intangible assets was based, in part, on a valuation completed by an independent valuation specialist, and estimates and assumptions provided by management. The identified intangible assets consisted of service-marks, covenants not to compete and customer contracts and relationships.  Based upon the purchase price allocation, the trademarks are estimated to have an approximate fair value of $850,000 and an indefinite life, the customer contacts are estimated to have an approximate fair value of $490,000 and an estimated useful life of four years and the covenants not to compete are estimated to have an approximate fair value of $290,000 and an estimated useful life of six years.  Goodwill noted above and additional goodwill resulting from earn-out payments are expected to be deductible for tax purposes.  The primary factors contributing to a purchase price that resulted in the recognition of goodwill included expansion of the WLAN product line, expansion of markets for TESSCO’s existing products, the acquired employee force and the expansion of TESSCO’s training business.

For the period of April 21, 2006 through April 1, 2007, the Company increased goodwill by $2.0 million for additional earn-out based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement. Of this amount, $500,000 has been paid as of April 1, 2007, and $1.5 million was accrued as of year-end and was paid in May 2007.  In accordance with the acquisition agreement, these earn-out amounts are net of $375,000 (one quarter of the $1.5 million prepayment) of the non-refundable prepayment against future earn-out payments discussed above.

Note 5. Property and Equipment

All of the Company’s property and equipment is located in the United States.  Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2007	2006

Land	$4,803,200	$4,803,200
Building, building improvements and leasehold improvements	14,504,300	14,439,500
Information technology equipment and software	24,037,300	22,058,500
Furniture, telephone system, equipment, furniture and tooling	4,790,500	4,497,300
	48,135,300	45,798,500
Less accumulated depreciation and amortization	(23,879,000)	(21,178,700)
Property and equipment, net	$24,256,300	$24,619,800

Depreciation of property and equipment was $4,597,600, $4,438,700 and $4,132,500 for fiscal years 2007, 2006 and 2005, respectively.

Unamortized computer software as of April 1, 2007 and March 26, 2006 was $2,839,500 and $3,320,700, respectively.  Depreciation of unamortized computer software was $1,353,700, $1,783,300 and $1,960,200 for fiscal years 2007, 2006 and 2005, respectively.

Note 6. Other Intangible Assets

Other intangible assets as of April 1, 2007 and March 26, 2006 are summarized as follows:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Customer contracts	$490,000	$112,200	$—	$—
Covenants not to compete	290,000	44,300	—	—
Other	878,500	878,500	878,500	869,500
	1,658,500	1,035,000	878,500	869,500
Unamortized Intangible Assets:
Trademarks	850,000	—	—	—

Total Other Intangible Assets	$2,508,500	$1,035,000	$878,500	$869,500

Amortization expense relating to other intangible assets was $165,500 for fiscal year 2007, and $60,000 for fiscal years 2006 and 2005. At April 1, 2007, amortizable intangible assets have an average remaining life of 3.9 years.  Other intangibles assets primarily relate to trademarks, but also include the value of customer contacts and covenants not to complete related to our acquisition in fiscal year 2007 (see Note 4).

Note 7. Borrowings Under Revolving Credit Facility

Effective September 30, 2003, the Company established a $30 million revolving credit facility with Wachovia Bank, N.A. and SunTrust Bank.  This facility has a term expiring September 2007 and is unsecured. Interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.5% to 2.0%.  At April 1, 2007 and March 26, 2006, the Company had no outstanding balances on its revolving credit facility.

The weighted average interest rate on borrowings under this revolving credit facility was 7.04%, 6.00% and 4.15% for fiscal years 2007, 2006 and 2005, respectively. Interest expense on this revolving credit facility for fiscal years 2007, 2006 and 2005 totaled $616,000, $151,500 and $10,100, respectively. Average borrowings under this revolving credit facility totaled $5,473,400, $1,689,300 and $244,200 and maximum borrowings totaled $17,968,400, $10,961,000 and $4,605,000, for fiscal years 2007, 2006 and 2005, respectively.

The terms of the credit facility requires the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The current facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory.  The Company was in compliance with the terms of each facility, as applicable, at the end of fiscal years 2007, 2006 and 2005.

On April 28, 2003, the Company established a stock buyback program.  During fiscal year 2007, the Company purchased 1,043,813 shares of its outstanding common stock pursuant to the stock buyback program.  Of the 1,043,813 shares repurchased during the fiscal year, 944,363 shares were purchased for approximately $15.7 million in one transaction with a large former shareholder.  This transaction significantly reduced shareholders’ equity, and because the purchase price was funded with borrowings under the Company’s revolving credit facility, it also increased total liabilities. Prior to entering into this transaction, the Company discussed the proposed transaction, the anticipated borrowings necessary to consummate the transaction and its possible impact on the Company’s financial condition, with Wachovia Bank, N.A. and SunTrust Bank, the lenders under the Company’s revolving credit facility and term loan.  As a result of the transaction, the Company did not meet the Maximum Total Liabilities to Tangible Net Worth covenant under the terms of its revolving credit facility and term loan at the end of the second quarter of fiscal year 2007.  The Company requested and received a waiver of the covenant from the banks for the second fiscal quarter.  At the end of the third quarter of fiscal year 2007, the Company also did not meet the Maximum Total Liabilities to Tangible Net Worth covenant; and, the Company once again requested and received a waiver from the banks that allowed the Company to avoid a covenant violation under these loans for the third fiscal quarter.  The Company was in compliance with the Maximum Total Liabilities to Tangible Net Worth covenant, and all other bank covenants, at the end of the fourth quarter of fiscal 2007.

On May 31, 2007, the Company replaced this revolving line of credit facility with a new $50 million revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A (see Note 19).

Note 8. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank.  The new term loan had an original principal amount of $4.5 million and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 7), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including a restriction on dividend payments.  The balance of this note at April 1, 2007 and March 26, 2006 was $3,900,000 and $4,125,000, respectively.  Interest expense under this note and the prior term loan was $280,600, $230,700 and $151,900 for fiscal years 2007, 2006 and 2005, respectively.

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on the Company’s existing term bank loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011.  There was no payment due or received at inception of the swap.  No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan.  This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.  The fair value of this interest rate swap, net of tax, at April 1, 2007 and March 26, 2006 of $21,700 and $65,400, respectively, is included in Other Long-Term Assets and Accumulated Other Comprehensive Income on the Company’s Consolidated Balance Sheet.

At March 26, 2006, the Company had a note payable outstanding to Baltimore County, Maryland of $90,200.  The balance of the note was paid during the third quarter of fiscal year 2007.  The note bore interest at 4.75% per annum. Interest expense under this note was $500, $4,300 and $5,600 for fiscal years 2007, 2006 and 2005, respectively. The note was secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At April 1, 2007 and March 26, 2006, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $659,400 and $786,700, respectively.  The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $22,200, $25,900 and $28,700 for fiscal years 2007, 2006 and 2005, respectively.  The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of April 1, 2007, and prior to the consideration of the lease extension discussed in the preceding paragraph, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2008	$356,200
2009	360,100
2010	364,200
2011	368,500
2012	3,110,400
Thereafter	—
$4,559,400

Note 9. Commitments and Contingencies

The Company entered into an Agreement of Lease, dated November 3, 2003, between the Company and Atrium Building LLC, under which the Company leases office space where the Company’s sales, marketing and administrative offices are located.  The Agreement of Lease provided for a term beginning June 1, 2004 and expiring May 31, 2007.  On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provided for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease. The monthly rental fee ranges from $112,900 to $125,000 throughout the lease term.  As discussed in Note 19, “Subsequent Events,” the Company entered into a Second Amendment of Lease, dated May 1, 2007, which among other things, provides for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease.  Rent expense for fiscal years 2007, 2006 and 2005 totaled $1,905,500, $1,393,800 and $1,089,900, respectively.

As discussed in Note 19, “Subsequent Events,” the Company entered into a Lease, dated June 1, 2007, between the Company and MERRITT/BAVAR-VA, LLC, a Maryland limited liability company, under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, for a term beginning July 1, 2007 and expiring July 31, 2011.  The monthly rental fee ranges from $35,700 to 38,500 throughout the lease term.

Excluding the lease events occurring after April 1, 2007 as discussed above, the Company’s minimum future obligations as of April 1, 2007 under existing operating leases are as follows:

Fiscal year:
2008	$1,426,200
2009	347,300
2010	137,400
2011	900
2012	—
Thereafter	—
$1,911,800

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.

Note 10. Business Segments

The Company evaluates revenue, gross profit and inventory in three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include cellular telephones and other data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment.  Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  The Company also regularly reviews its commercial results of operations in two customer categories.  These two customer categories and the consumer customer category, for which results of operations are also separately reviewed, are described further below:

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

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the infrastructure segment for purposes of its annual impairment tests.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the fiscal years 2007, 2006 and 2005 is as follows:

(in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended April 1, 2007
Commercial Revenues:
Public Carriers and Network Operators	$49,701	$2,641	$14,293	$66,635
SMUs, Governments and Resellers	115,501	219,937	82,742	418,180
Total Commercial Revenue	165,202	222,578	97,035	484,815
Consumer Revenues	—	7,513	—	7,513
Total Revenue	$165,202	$230,091	$97,035	$492,328

Commercial Gross Profit:
Public Carriers and Network Operators	$11,869	$785	$3,478	$16,132
SMUs, Governments and Resellers	28,213	49,351	24,570	102,134
Total Commercial Gross Profit	40,082	50,136	28,048	118,266
Consumer Gross Profit	—	3,145	—	3,145
Total Gross Profit	$40,082	$53,281	$28,048	$121,411

Product Inventory	$14,184	$19,480	$3,785	$37,449

Year ended March 26, 2006
Commercial Revenues:
Public Carriers and Network Operators	$53,049	$2,894	$16,997	$72,940
SMUs, Governments and Resellers	95,819	113,690	57,585	267,094
Total Commercial Revenue	148,868	116,584	74,582	340,034
Consumer Revenues	—	137,295	—	137,295
Total Revenue	$148,868	$253,879	$74,582	$477,329

Commercial Gross Profit:
Public Carriers and Network Operators	$12,523	$804	$3,955	$17,282
SMUs, Governments and Resellers	22,141	27,421	18,749	68,311
Total Commercial Gross Profit	34,664	28,225	22,704	85,593
Consumer Gross Profit	—	17,420	—	17,420
Total Gross Profit	$34,664	$45,645	$22,704	$103,013

Product Inventory	$17,596	$15,565	$15,632	$48,793

Year ended March 27, 2005
Commercial Revenues:
Public Carriers and Network Operators	$56,620	$3,068	$19,905	$79,593
SMUs, Governments and Resellers	74,277	72,347	43,280	189,904
Total Commercial Revenue	130,897	75,415	63,185	269,497
Consumer Revenues	—	243,530	—	243,530
Total Revenue	$130,897	$318,945	$63,185	$513,027

Commercial Gross Profit:
Public Carriers and Network Operators	$13,248	$851	$4,548	$18,647
SMUs, Governments and Resellers	17,798	19,572	11,802	49,172
Total Commercial Gross Profit	31,046	20,423	16,350	67,819
Consumer Gross Profit	—	27,028	—	27,028
Total Gross Profit	$31,046	$47,451	$16,350	$94,847

Product Inventory	$22,016	$32,184	$7,659	$61,859

Note 11. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program, authorizing the purchase of up to 675,000 shares of its outstanding common stock. On October 20, 2005, the Board of Directors amended the program, authorizing the purchase of an additional 675,000 shares.  On July 17, 2006, the Board of Directors amended the program and authorized the purchase of an additional 600,000 shares of outstanding common stock, and as of that date, 1,950,000 shares have been authorized for repurchase.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion of the program.  As of April 1, 2007, the Company had purchased 1,794,867 shares for approximately $23.4 million, or an average of $13.05 per share.  Of the total shares repurchased, 1,043,813 shares were repurchased in fiscal year 2007 at an average price of $16.95 per share, 200,700 shares were repurchased in fiscal year 2006 at an average price of $10.30 per share, 381,005 shares were repurchased in fiscal year 2005 at an average price of $7.63 per share and 169,349 shares were repurchased in fiscal year 2004 at an average price of $4.45 per share.

Note 12. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2007	2006	2005

Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.4	2.4	2.3
Non-deductible expenses	0.7	1.5	1.5
Other	0.7	1.1	1.1
Effective rate	37.8%	39.0%	38.9%

The provision for income taxes was comprised of the following:

	2007	2006	2005

Federal: Current	$4,907,200	$3,858,700	$3,451,000
Deferred	(1,065,400)	(939,000)	362,200
State: Current	522,900	421,600	102,500
Deferred	(83,600)	(70,800)	(49,700)
Provision for income taxes	$4,281,100	$3,270,500	$3,866,000

Total deferred tax assets and deferred tax liabilities as of April 1, 2007 and March 26, 2006, and the sources of the differences between financial accounting and tax basis of the Company’s assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Accrued expenses and reserves	$2,823,500	$2,126,400
Stock based compensation	636,600	222,000
Other assets	—	47,600
	$3,460,100	$2,396,000
Deferred tax liabilities:
Depreciation	$2,114,600	$1,734,800
Other assets	585,800	1,050,500
	$2,700,400	$2,785,300

Note 13. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees.  Contributions to the plan can be made by employees, and the Company may make matching contributions at its discretion.  Expense related to this matching contribution was $165,600, $129,000 and $235,900 during fiscal years 2007, 2006 and 2005, respectively. As of April 1, 2007 plan assets included 61,545 shares of common stock of the Company.

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

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., chairman, president and CEO of the Company.  This plan is funded through a life insurance policy for which the Company is the sole beneficiary.  The cash surrender value of the life insurance policy and the net present value of the benefit obligation are included in other long-term assets and other long-term liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Note 14. Earnings Per Share

The dilutive effect of all options and Performance Stock Units outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2007	2006	2005

Basic weighted average shares outstanding	5,753,900	6,296,700	6,462,000
Effect of dilutive common stock equivalents outstanding	262,100	114,800	98,900
Diluted weighted average shares outstanding	6,016,000	6,411,500	6,560,900

As of April 1, 2007, stock options with respect to 185,000 shares of common stock were outstanding.  All outstanding options and earned but not yet vested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

Note 15. Stock-Based Compensation

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

SFAS No. 123R requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Prior to fiscal year 2007, in accordance with SFAS No. 123, the Company only included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on the Company’s financial position or results of operations for the fiscal year ended April 1, 2007.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

The Company’s selling, general and administrative expenses for the fiscal years ended April 1, 2007, March 26, 2006 and March 27, 2005 include $2,055,300, $702,300 and $886,900, respectively, of stock compensation expense.  Provision for income taxes for the fiscal years ended April 1, 2007 and March 26, 2006 includes $776,900, $273,900 and $345,000, respectively, of income tax benefits related to our stock-based compensation arrangements.  Stock compensation expense is primarily related to our Performance Share Unit Program as described below.

The Company’s stock incentive plan is the Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). The 1994 Plan allows for the grant of awards in respect of an aggregate of 1,758,750 shares of the Company’s common stock. As of April 1, 2007, 125,278 shares were available for issue in respect of awards available for future grant under the 1994 Plan.  However, on May 1, 2007, based on fiscal year 2007 results, 449,696 shares related to PSUs were cancelled, and as a result, those shares were made available for future grants.  Accordingly, on May 1, 2007, PSUs covering an aggregate of 574,974 shares were available for issue pursuant to future awards under the 1994 Plan.  The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards.  No additional awards can be made under the 1994 Plan after July 22, 2009, without shareholder approval of an extension of the plan term.  Options, restricted stock and Performance Stock Unit (PSU) awards have been granted as awards under the 1994 Plan.  Shares which are subject to outstanding PSU or other awards under the Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance.

Performance Stock Units:  Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants.  Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the 1994 Plan.  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, range from one to three years.  Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance.  Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value, and for those PSUs which are based upon multiple year performance cycles, typically represent continual increases in earnings per share.  If actual performance does not reach the minimum annual or cumulative threshold targets, no shares are issued. Under SFAS No. 123R, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures.  Future changes in factors impacting the ultimate number of shares granted could cause these estimates to change significantly in future periods.  The Company estimated the forfeiture rate primarily based on historical experience and expectations of future forfeitures. The Company’s calculated estimated forfeiture rate was approximately 2%.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant
Outstanding, non-vested beginning of period	1,067,742	$9.07	935,626	$9.16	—	—
Granted	228,000	13.04	248,195	8.79	935,626	$9.16
Vested	79,313	9.05	51,579	9.18	—	—
Forfeited/canceled	346,257	8.99	64,500	9.19	—	—
Outstanding, non-vested end of period	870,172	$10.15	1,067,742	$9.07	935,626	$9.16

Of the 870,172 shares outstanding, but not yet vested at the end of fiscal year 2007, 280,425 shares were earned and 449,696 shares have been cancelled on May 1, 2007 based on fiscal year 2007 activity (or cumulative performance for the period of fiscal years 2005 through fiscal 2007).  The shares were cancelled because cumulative and/or annual earnings per share performance of the Company did not reach the high end performance targets set forth in the PSU grants.  An additional 140,051 shares were earned based on prior years performance and have not yet vested as of April 1, 2007.  Accordingly, based on performance through fiscal year 2007, 420,474 shares have been earned, but are not yet vested.  Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest on or about May 1, of 2007, 2008, 2009 and 2010 as follows:

Number of Shares
2007	158,761
2008	153,984
2009	53,866
2010	53,863
420,474

On June 6, 2007, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key individuals, providing them with the opportunity to earn up to 173,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2008. These PSUs have only one measurement year (fiscal year 2008), with any shares earned at the end of fiscal year 2008 to vest 25% on or about each of May 1 of 2008, 2009, 2010 and 2011, provided that the participant remains employed by or associated with the Company on each such date.

As of April 1, 2007, there was approximately $2.9 million of total unrecognized compensation costs related to PSUs. These costs are expected to be recognized over a weighted average period of 2.4 years.

Stock Options:  For the fiscal year ended April 1, 2007, options for 11,250 shares were forfeited at an average exercise price of $17.44.  For the fiscal year ended March 26, 2006, options for 109,613 shares were forfeited at an average exercise price of $10.65.  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	240,000	$8.34
Granted	—	—
Exercised	(43,750)	7.13
Cancelled	(11,250)	17.44
Outstanding, end of year	185,000	$8.07	3.66	$3,537,700
Exercisable, end of year	179,000	$8.19	3.71	$3,400,800

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2007.  This amount changes based on the fair market value of the Company’s common stock.

There were no options granted during fiscal years 2007, 2006 and 2005.  The total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $676,500, $138,900 and $86,600.

As of April 1, 2007, there was $35,300 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of less than one year.

Restricted Stock:  During the second quarter of fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan.  These shares vest ratably over ten fiscal years, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting.  The weighted average fair value for these shares at the grant date was $15.84.  No other shares of restricted stock are currently issued as awards under the 1994 Plan.  On April 1, 2007, 15,000 shares of restricted stock were released and vested.  As of April 1, 2007, there was approximately $2.1 million of total unrecognized compensation costs related to restricted stock.  If these shares vest ratably, these unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 9 years.

Team Member Stock Purchase Plan:  During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period.  The Company’s expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123R.  Expenses incurred for the Team Member Stock Purchase Plan during the fiscal year ended April 1, 2007 related to SFAS No. 123R was $18,200.  During the fiscal year ended April 1, 2007, 7,901 shares were sold to employees under this plan, having a weighted average market value of $9.89.

Note 16. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities and the note payable to a bank, which bears interest at variable rates, approximate their fair value as of April 1, 2007 and March 26, 2006.

Fair value of long-term debt, calculated using current interest rates and future principal payments, excluding the note payable to a bank, as of April 1, 2007 and March 26, 2006 is as follows:

	2007	2006

Note payable to Baltimore County, Maryland	$—	$88,500
Note payable to the Maryland Economic Development Corporation	611,700	727,400
	$611,700	$815,900

Note 17. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2007, 2006 and 2005 totaled $906,300, $260,600 and $178,300, respectively. Cash paid for income taxes, net of refunds, for fiscal years 2007, 2006 and 2005 totaled $3,367,900, $3,143,100 and $3,159,600, respectively.

Note 18. Concentration of Risk

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2007, 2006 and 2005, sales of products purchased from the Company’s top ten vendors accounted for 43%, 55% and 60% of total revenues, respectively.  In fiscal year 2007, sales of product purchased from the Company’s largest vendor, Motorola, accounted for approximately 19% of total revenues.  Sales of product purchased from the Company’s second largest vendor, Nokia Inc. accounted for approximately 11% of our revenues in fiscal year 2007.  In fiscal years 2006 and 2005, sales of products purchased from the Company’s largest vendor, T-Mobile, which consisted primarily of handset sales, accounted for approximately 24% and 41% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, and/or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2007, 2006 and 2005, sales of products to the Company’s top ten customer relationships accounted for 30%, 35% and 53% of total revenues, respectively.  In fiscal year 2007, sales to the Company’s largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 22% of total revenues.  In fiscal years 2006 and 2005, sales to the Company’s largest customer relationship, T-Mobile, accounted for approximately 26% and 44% of total revenues, respectively.  Sales under the T-Mobile customer relationship included handsets purchased from T-Mobile, phone accessories purchased from third-party vendors, and other supply chain service billings.

In mid-September 2005, T-Mobile, previously the largest affinity and overall customer relationship, completed the transition from the TESSCO provided e-commerce marketing and sales system to an in-house web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship.

Note 19. Subsequent Events

On May 1, 2007, the Company entered into a Second Amendment of Agreement of Lease, which among other things, provides for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease, dated November 3, 2003, as previously amended January 23, 2007, between the Company and Atrium Building LLC, under which the Company leases approximately 94,000 square feet in Timonium, Maryland, where the Company’s corporate and administrative offices are located.  The rental rate ranges from $124,700 to $ 144,600 per month at the close of the extended term.

On May 31, 2007, the Company replaced its $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A (see Note 7).  This new facility has a term expiring May 2010.  Interest is payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base.  This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants now also apply to the existing term loan secured by our Hunt Valley, Maryland facility (see Note 8). The new facility also limits the Company’s ability to engage in certain transactions or activities (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

On June 1, 2007, the Company entered into a Lease between the Company and MERRITT/BAVAR-VA, LLC, a Maryland limited liability company, under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, for a term beginning July 1, 2007 and expiring July 31, 2011.  The monthly rental fee ranges from $35,700 to 38,500 throughout the lease term.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of April 1, 2007 and March 26, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 1, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at April 1, 2007 and March 26, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 1, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 of the notes to consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on March 27, 2006.

/s/ Ernst & Young, LLP

Baltimore, Maryland
June 4, 2007

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

Item 9B.                 Other Information.

None.

Part III

Items 10, 11, 12, 13 and 14.

The information with respect to the identity and business experience of executive officers of the Company as required to be included in Item 10 to this Form 10-K is set forth in Part I of this Form 10-K. The information otherwise required by Items 10 through 14 will be contained in a definitive proxy statement for our Annual Meeting of Shareholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

Part IV

Item 15.                   Exhibits and Financial Statement Schedules.

(a)                                  The following documents are filed as part of this report:

1.               The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of April 1, 2007 and March 26, 2006
Consolidated Statements of Income for the fiscal years ended April 1, 2007, March 26, 2006 and March 27, 2005
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended April 1, 2007, March 26, 2006 and March 27, 2005
Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2007, March 26, 2006 and March 27, 2005
Notes to Consolidated Financial Statements
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

3.1.5

Certificate of Correction filed with the Secretary of State of Delaware on February 7, 2007 to Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on September 6, 1999 (incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q filed February 7, 2007).

3.2.1	Second Amended and Restated Bylaws of the Registrant adopted February 7, 2007 (incorporated by reference to Exhibit 3.2.1 to the Company’s Quarterly Report of Form 10-Q filed February 7, 2007).
10.1.1	Employment Agreement dated August 31, 2006 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006).
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

10.16.1

Asset Purchase Agreement, Dated as of April 5, 2006, by and among TerraWave Solutions, Ltd., Gigawave Solutions, Ltd. and TESSCO Incorporated and GW Services Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2006).

10.16.2

Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wachovia Bank, N.A. and SunTrust Bank, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2006).

10.16.3

Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wachovia Bank, N.A. and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2006).

11.1.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1.1	Subsidiaries of the Registrant (filed herewith).
23.1.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer (filed herewith).

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2007	2006	2005
Allowance for doubtful accounts:
Balance, beginning of period	$853,600	$1,196,400	$1,071,600
Provision for bad debts	999,900	742,800	1,227,000
Write-offs and other adjustments	(943,100)	(1,085,600)	(1,102,200)
Balance, end of period	$910,400	$853,600	$1,196,400

	2007	2006	2005
Inventory Reserve:
Balance, beginning of period	$3,301,300	$2,065,800	$2,211,700
Inventory reserve expense	1,928,200	2,437,300	1,553,300
Reduction to inventory reserve	(2,245,400)	(1,201,800)	(1,699,200)
Balance, end of period	$2,984,100	$3,301,300	$2,065,800

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated

By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President June 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer	June 13, 2007
Robert B. Barnhill, Jr.	(principal executive officer)

/s/ David M. Young	Senior Vice President, Chief Financial Officer, and Corporate Secretary	June 13, 2007
David M. Young	(principal financial and accounting officer)

/s/ John D. Beletic	Director	June 13, 2007
John D. Beletic

/s/ Jerome C. Eppler	Director	June 13, 2007
Jerome C. Eppler

/s/ Susan D. Goodman	Director	June 13, 2007
Susan D. Goodman

/s/ Benn R. Konsynski	Director	June 13, 2007
Benn R. Konsynski

/s/ Daniel Okrent	Director	June 13, 2007
Daniel Okrent

/s/ Dennis J. Shaughnessy	Director	June 13, 2007
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 13, 2007
Morton F. Zifferer