Form 10-Q
period 2007-07-01
TESSCO TECHNOLOGIES INC
filed 2007-08-15
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007
OR

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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2007, was 5,492,240.

TESSCO Technologies Incorporated

Part I.  Financial Information

Item 1.  Financial Statements

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	July 1, 2007	April 1, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,929,500	$4,176,300
Trade accounts receivable, net	56,555,900	44,859,600
Product inventory, net	43,819,300	37,448,800
Deferred tax asset	3,460,100	3,460,100
Prepaid expenses and other current assets	2,501,100	1,959,500
Total current assets	109,265,900	91,904,300

Property and equipment, net	23,707,000	24,256,300
Goodwill, net	5,141,700	5,008,300
Other long-term assets	2,550,100	2,513,800
Total assets	$140,664,700	$123,682,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$66,398,000	$47,257,700
Payroll, benefits and taxes	3,517,500	6,658,500
Income and sales taxes	2,570,600	2,960,800
Accrued expenses and other current liabilities	976,900	1,143,800
Current portion of long-term debt	357,300	356,200
Total current liabilities	73,820,300	58,377,000

Deferred tax liability	2,700,400	2,700,400
Long-term debt, net of current portion	4,113,400	4,203,200
Other long-term liabilities	1,386,400	1,250,800
Total liabilities	82,020,500	66,531,400

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	77,800	75,800
Additional paid-in capital	29,535,100	27,463,700
Treasury stock	(28,621,600)	(27,216,200)
Retained earnings	57,600,200	56,806,300
Accumulated other comprehensive income, net of tax	52,700	21,700
Total shareholders’ equity	58,644,200	57,151,300
Total liabilities and shareholders’ equity	$140,664,700	$123,682,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Three Months Ended
	July 1, 2007	June 25, 2006
	(unaudited)	(unaudited)

Revenues	$124,430,100	$111,940,300
Cost of goods sold	96,269,100	83,855,200
Gross profit	28,161,000	28,085,100

Selling, general and administrative expenses	26,668,800	24,968,100
Income from operations	1,492,200	3,117,000
Interest, net	60,900	155,300
Income before provision for income taxes	1,431,300	2,961,700
Provision for income taxes	565,300	1,108,300
Net income	$866,000	$1,853,400
Basic earnings per share	$0.16	$0.30
Diluted earnings per share	$0.15	$0.29

Basic weighted average shares outstanding	5,419,300	6,270,700

Diluted weighted average shares outstanding	5,694,400	6,413,600

See accompanying notes.

TESSCO Technologies Incorporated

Consolidated Statements of Cash Flows

	Three Months Ended
	July 1, 2007	June 25, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$866,000	$1,853,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,229,900	1,138,100
Non-cash stock compensation expense	576,800	529,600
Deferred taxes and other non-cash items	(36,300)	53,100
Change in trade accounts receivable	(11,696,300)	3,075,800
Change in product inventory	(6,370,500)	(7,223,800)
Change in prepaid expenses and other current assets	(489,800)	446,200
Change in trade accounts payable	20,677,400	7,698,500
Change in payroll, benefits and taxes	(3,141,000)	(1,413,700)
Change in income and sales tax	(390,200)	433,700
Change in accrued expenses and other current liabilities	(166,900)	(266,800)
Net cash provided by operating activities	1,059,100	6,324,100

Cash flows from investing activities:
Purchases of property and equipment	(637,900)	(999,400)
Additional earn-out payments on acquired businesses	(1,670,500)	(3,924,900)
Net cash used in investing activities	(2,308,400)	(4,924,300)

Cash flows from financing activities:
Payments on long-term debt	(88,700)	(91,300)
Proceeds from issuance of stock	393,100	46,500
Purchase of treasury stock	(1,405,400)	(178,800)
Excess tax benefit from stock-based compensation	1,103,500	101,500
Net cash provided by (used in) financing activities	2,500	(122,100)

Net (decrease) increase in cash and cash equivalents	(1,246,800)	1,277,700

Cash and cash equivalents, beginning of period	4,176,300	2,286,900

Cash and cash equivalents, end of period	$2,929,500	$3,564,600

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

July 1, 2007

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

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 1, 2007.

Note 2.  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is reviewing SFAS No. 157 to determine the impact of adoption on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is reviewing SFAS No. 159 to determine the impact of adoption on its financial statements.

Note 3.  Borrowings Under Revolving Credit Facility and Long-Term Debt

On May 31, 2007, the Company replaced its previously existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A.  The previous facility was established in September 2003 and had a term expiring in September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%.  The new facility has a term expiring in May 2010, with interest also payable monthly at a LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base.  This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants also apply to the existing term loan secured by the Company’s Hunt Valley, Maryland facility.  The new facility also limits the Company’s ability to engage in certain transactions or activities, including (but not limited to)

investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.  At July 1, 2007 and April 1, 2007, the Company had no outstanding balances on its current or previous revolving line of credit facility.

Note 4.  Stock Compensation

The Company’s selling, general and administrative expenses for the three months ended July 1, 2007 and June 25, 2006 includes $576,800 and $529,600, respectively, of stock compensation expense.  Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program.  In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $1,103,500, primarily related to the 159,206 PSUs which vested during the three months ended July 1, 2007.

Performance Stock Units:  The following table summarizes the activity under the Company’s PSU program:

	Three Months Ended July 1, 2007	Weighted Average Fair Value at Grant
Shares available for issue under outstanding PSUs, non-vested beginning of period	870,172	$10.15
Granted	173,000	24.36
Vested	(159,206)	10.59
Forfeited/canceled	(449,721)	9.25
Shares available for issue under outstanding PSUs, non-vested end of period	434,245	16.58

Of the 434,245 shares available for issue under outstanding PSUs but not yet vested as of July 1, 2007, 261,245 shares have been earned, and assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest and be issued on or about May 1 of 2008, 2009 and 2010.

The vast majority of the PSUs canceled during the quarter related to the 2005 grant of PSUs which had a 3-year measurement period.  During that period, actual earnings per share on a cumulative basis exceeded the threshold level, but did not reach the goal level, and thus, the underlying shares not earned from those PSUs were cancelled.  Per the provisions of the 1994 Stock and Incentive Plan, the shares related to these PSUs were added back to the Plan and became available for future issuance.

On June 6, 2007, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key individuals and Directors, providing them with the opportunity to earn up to 173,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for non-Director employees.  These PSUs have only one measurement year (fiscal year 2008), with any shares earned at the end of fiscal year 2008 to vest 25% on or about May 1 of 2008, 2009, 2010 and 2011, provided that the participant remains employed by or associated with the Company on each such date.

As of July 1, 2007, there was approximately $2.5 million of total unrecognized compensation costs related to PSUs.  If the maximum target of PSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $6.7 million.

Stock Options:  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options for the three months ended July 1, 2007:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	185,000	$8.07
Granted	—	—
Exercised	(50,000)	7.33
Canceled	—	—
Outstanding and exercisable, end of period	135,000	8.34

Note 5.  Income Taxes

Effective April 2, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  As a result of the adoption of FIN 48, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007.  As of April 2, 2007, the Company had total gross unrecognized tax benefits of approximately $319,000, all of which, if recognized, would favorably affect the effective income tax rate in future periods. It is reasonably possible that within the next twelve months the Company’s unrecognized tax benefits related to certain state tax issues and the timing of certain deductions may decrease by approximately $200,000, as a result of the expiration of statutes of limitations.  During the three months ended July 1, 2007, there were no material increases or decreases in unrecognized tax benefits.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of April 2, 2007, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $148,600.  The total amount of interest and penalties related to tax uncertainties recognized in the statement of income for the three months ended ended July 1, 2007 was $10,300.

The Company files income tax returns in the U.S. federal, state and local jurisdictions.  Income tax returns filed for fiscal years 2003 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2004 through 2006 remain open to examination by U.S. federal, state and local tax authorities.

Note 6.  Earnings Per Share

The dilutive effect of all options and PSUs outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended
	July 1, 2007	June 25, 2006

Basic weighted average common shares outstanding	5,419,300	6,270,700
Effect of dilutive common stock equivalents outstanding	275,100	142,900
Diluted weighted average common shares outstanding	5,694,400	6,413,600

As of July 1, 2007, stock options with respect to 135,000 shares of common stock were outstanding. All outstanding options and earned but unvested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

Note 7.  Business Segments

The Company evaluates revenue, gross profit and inventory in three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include cellular telephones and other data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment.  Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  Beginning in fiscal year 2008, the Company expanded its regular review within each segment from three to four customer categories.  These categories are:  1) commercial public carriers and network operators, 2) commercial resellers, 3) commercial self-maintained users and governments and 4) consumers.  These categories are described further below:

•                  Commercial Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

•                  Commercial Resellers.  Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•                  Commercial Self-Maintained Users and Governments.  Self-maintained users (SMUs) and government customers include commercial entities such as major utilities and transportation companies, repair centers, and federal agencies and state and local governments, including public safety organizations.

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

	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
	(Amounts in thousands)
Fiscal Quarter ended July 1, 2007
Commercial Revenues:
Public Carriers and Network Operators	$11,425	$581	$2,606	$14,612
Resellers	17,567	57,048	2,383	76,998
SMUs and Governments	10,943	3,243	16,439	30,625
Total Commercial Revenues	39,935	60,872	21,428	122,235
Consumer Revenues	—	2,195	—	2,195
Total Revenues	$39,935	$63,067	$21,428	$124,430

Commercial Gross Profit:
Public Carriers and Network Operators	$2,677	$164	$677	$3,518
Resellers	4,205	11,409	800	16,414
SMUs and Governments	2,820	1,061	3,475	7,356
Total Commercial Gross Profit	9,702	12,634	4,952	27,288
Consumer Gross Profit	—	873	—	873
Total Gross Profit	$9,702	$13,507	$4,952	$28,161

Product Inventory	$17,099	$23,133	$3,587	$43,819

	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
	(Amounts in thousands)
Fiscal Quarter ended June 25, 2006
Commercial Revenues:
Public Carriers and Network Operators	$12,268	$704	$4,244	$17,216
Resellers	15,354	37,989	2,662	56,005
SMUs and Governments	10,083	3,170	23,948	37,201
Total Commercial Revenues	37,705	41,863	30,854	110,422
Consumer Revenues	—	1,518	—	1,518
Total Revenues	$37,705	$43,381	$30,854	$111,940

Commercial Gross Profit:
Public Carriers and Network Operators	$2,814	$197	$944	$3,955
Resellers	3,717	7,567	608	11,892
SMUs and Governments	2,572	908	8,001	11,481
Total Commercial Gross Profit	9,103	8,672	9,553	27,328
Consumer Gross Profit	—	757	—	757
Total Gross Profit	$9,103	$9,429	$9,553	$28,085

Product Inventory	$16,730	$18,561	$20,445	$55,736

Note 8.  Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the three months ended July 1, 2007, sales of products to the Company’s top customer relationship, AT&T Mobility (formerly Cingular Wireless LLC), accounted for 26% and 23% of total revenues and total gross profits, respectively.  For the three months ended July 1, 2007, sales of products related to the Company’s top vendor relationship, the Nokia Inc. (Nokia) repair and replacement component relationship, accounted for 10% and 9% of total revenues and total gross profits, respectively.  The Nokia relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, is dependent upon the continuation of the Nokia relationship.  We also sell products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers.

Note 9.  Subsequent Events

On July 2, 2007, the Company acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries.  The purchase includes substantially all the non-cash business assets for an initial cash payment of approximately $650,000 and additional cash earn-out payments of up to  approximately $2.8 million over a four-year period, contingent on the achievement of certain earnings thresholds.  The unaudited revenues earned by NetForce for calendar year 2006, prior to the acquisition, amounted to less than 1 percent of the amount of the Company’s total revenue for fiscal year 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended April 1, 2007.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.  Although we sell products to customers in over 100 countries, approximately 97% of our sales are made to customers in the United States.  We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.  Due to the diversity in our business, we are not significantly affected by seasonality.  However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season.  Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our first quarter.

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular telephones and other data devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 51% of all of our mobile devices and accessory product sales for the first three months of fiscal year 2008 were generated from sales to AT&T Mobility (AT&T) (formerly Cingular Wireless LLC).  Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 59% of all of our installation, test and maintenance sales for the first three months of fiscal year 2008 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.  Beginning in fiscal year 2008, we expanded our regular review within each segment from three to four categories.  These categories are:  1) commercial public carriers and network operators, 2) commercial resellers, 3) commercial self-maintained users and governments and 4) consumers.  These categories are described further below:

•                                          Commercial Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

•                                          Commercial Resellers. Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets.  These resellers include local and national proprietorships and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•                                          Commercial Self-Maintained Users (SMUs) and Governments.  SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments, including public safety organizations.

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

Our first quarter revenues increased by 11.2% compared to the first quarter of last year.  This growth was driven by our network infrastructure and mobile devices and accessories commercial lines of business.  Gross profits also increased in our network infrastructure and mobile devices and accessories commercial lines of business as compared with the first quarter of last year.  However, these increases were essentially offset by a decline in our installation, test and maintenance line of business due to gross profits from our Nokia relationship returning to historical levels as we had discussed in previous quarters.  This flat gross profit, combined with an increase in operating expenses to support our growth initiatives and increased order volumes, resulted in a 53.3% decline in net income over the prior-year quarter.

Results of Operations

The following table summarizes the unaudited results of our operations for the three months ended July 1, 2007 and June 25, 2006:

	Three Months Ended
	July 1, 2007	June 25, 2006	$ Change	% Change
	(Amounts in thousands, except per share data)
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$11,425	$12,268	$(843)	(6.9)%
Resellers	17,567	15,354	2,213	14.4%
SMUs and Governments	10,943	10,083	860	8.5%
Total Network Infrastructure	39,935	37,705	2,230	5.9%
Mobile Devices and Accessories:
Public Carriers and Network Operators	581	704	(123)	(17.5)%
Resellers	57,048	37,989	19,059	50.2%
SMUs and Governments	3,243	3,170	73	2.3%
Total Mobile Devices and Accessories	60,872	41,863	19,009	45.4%
Installation, Test and Maintenance:
Public Carriers and Network Operators	2,606	4,244	(1,638)	(38.6)%
Resellers	2,383	2,662	(279)	(10.5)%
SMUs and Governments	16,439	23,948	(7,509)	(31.4)%
Total Installation, Test and Maintenance	21,428	30,854	(9,426)	(30.6)%
Total Commercial Revenues	122,235	110,422	11,813	10.7%
Consumer Revenues - Mobile Devices and Accessories	2,195	1,518	677	44.6%
Total Revenues	$124,430	$111,940	$12,490	11.2%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$2,677	$2,814	$(137)	(4.9)%
Resellers	4,205	3,717	488	13.1%
SMUs and Governments	2,820	2,572	248	9.6%
Total Network Infrastructure	9,702	9,103	599	6.6%
Mobile Devices and Accessories:
Public Carriers and Network Operators	164	197	(33)	(16.8)%
Resellers	11,409	7,567	3,842	50.8%
SMUs and Governments	1,061	908	153	16.9%
Total Mobile Devices and Accessories	12,634	8,672	3,962	45.7%
Installation, Test and Maintenance:
Public Carriers and Network Operators	677	944	(267)	(28.3)%
Resellers	800	608	192	31.6%
SMUs and Governments	3,475	8,001	(4,526)	(56.6)%
Total Installation, Test and Maintenance	4,952	9,553	(4,601)	(48.2)%
Total Commercial Gross Profit	27,288	27,328	(40)	(0.1)%
Consumer Gross Profit - Mobile Devices and Accessories	873	757	116	15.3%
Total Gross Profit	28,161	28,085	76	0.3%

Selling, general and administrative expenses	26,669	24,968	1,701	6.8%
Income from operations	1,492	3,117	(1,625)	(52.1)%
Interest, net	61	155	(94)	(60.6)%
Income before provision for income taxes	1,431	2,962	(1,531)	(51.7)%
Provision for income taxes	565	1,109	(544)	(49.1)%
Net income	$866	$1,853	$(987)	(53.3)%
Diluted earnings per share	$0.15	$0.29	$(0.14)	(48.3)%

First Quarter of Fiscal Year 2008 Compared with First Quarter of Fiscal Year 2007

Revenues.  Revenues for the first quarter of fiscal year 2008 increased 11.2% as compared with the first quarter of fiscal year 2007, primarily due to a 10.7% growth in commercial revenues and a 44.6% increase in consumer revenues.  While we grew our commercial sales in our network infrastructure and mobile devices and accessories lines of business, sales in our installation, test and maintenance commercial line of business decreased.

Network infrastructure sales increased 5.9% as compared with the first quarter of fiscal year 2007, primarily due to an increase in sales of site support, wireless local area network (WLAN) and broadband products.  Our growth in sales of network infrastructure product was in sales to SMUs and governments and resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.  Although we believe the market for our network infrastructure products will continue to grow, there can be no assurance that these trends will continue.

Sales in the mobile devices and accessories line of business increased 45.4% in the first quarter of fiscal year 2008, as compared with the prior-year period.  The increase was due to a 45.4% increase in commercial sales, and a 44.6% increase in consumer sales.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but also to SMUs and governments and public carriers and network operators, was primarily due to increased sales to a large national tier-one carrier, as well as other smaller resellers and users.

Revenues from our installation, test and maintenance line of business had a 30.6% decrease from the prior-year quarter, primarily due to a large decrease in sales of repair parts related to our major repair components relationship with Nokia.

Gross Profit.  Gross profit for the first quarter of fiscal year 2008 increased 0.3% as compared with the first quarter of fiscal year 2007. Total commercial gross profit decreased 0.1%, while consumer gross profit increased 15.3% over the prior year.  Gross profit margin decreased to 22.6% in the first quarter of fiscal year 2008 from 25.1% in first quarter of fiscal year 2007.  Gross profit margin in our network infrastructure segment increased from 24.1% in the first quarter of fiscal year 2007 to 24.3% in the first quarter of fiscal year 2008.  In our installation, test and maintenance segment, gross profit margin decreased to 23.1% in the first quarter of fiscal year 2008 from 31.0% in the first quarter of fiscal year 2007, primarily due to price changes related to our Nokia relationship.  Gross profit margin in our mobile devices and accessories segment decreased to 21.4% in the first quarter of this fiscal year from 21.7% in the first quarter of last year due to lower margins on our consumer business.  Commercial gross profit margin for our mobile devices and accessories increased from 20.7% in the first quarter of last fiscal year to 20.8% for the first quarter of this fiscal year.  Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

As total revenues and gross profits from larger customer and vendor relationships, including AT&T and Nokia, increase, we occasionally experience and expect to continue to experience pricing pressures that may adversely affect future results. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 6.8% in the first quarter of fiscal year 2008 as compared with the first quarter of fiscal year 2007.  Selling, general and administrative expenses as a percentage of revenues decreased to 21.4% in the first quarter of fiscal year 2008 from 22.3% in the first quarter of fiscal year 2007.  The largest factors contributing to the increase in total selling, general and administrative expenses were increased labor costs and expenses related to business generation activities in support of our continued increased focus on our commercial business during the first quarter of fiscal year 2008.

Labor cost increases were primarily related to sales management and fulfillment.  These labor costs were offset by decreased accruals related to our reward programs.   Total labor costs, including benefits, increased by approximately $303,200 from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008.

Marketing expense increased in the first quarter of fiscal year 2008 as compared with the first quarter of fiscal year 2007, primarily due to costs related to the Solution Guide and market development funds expensed in relation to our AT&T and other retail arrangements.  Total marketing and sales promotion expenses increased by approximately $378,600 from the first quarter of fiscal year 2007 to first quarter of fiscal year 2008.

Freight costs increased by approximately $200,400 due to higher revenues and order volumes.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $92,500 and $339,800 for the first quarter ended July 1, 2007 and June 25, 2006, respectively.

Interest, Net.  Net interest expense decreased from $155,300 in the first quarter of fiscal year 2007 to $60,900 in the first quarter of fiscal year 2008, primarily due to decreased borrowings on our revolving credit facility.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first quarter of fiscal year 2008 was 39.5% as compared with 37.4% in the first quarter of fiscal year 2007.  The increase in the tax rate is primarily attributable to changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the first quarter of fiscal year 2008 decreased 53.3% and 48.3%, respectively, compared to the prior-year quarter.

Liquidity and Capital Resources

	Three Months Ended
	July 1, 2007	June 25, 2006
Cash flow provided by operating activities	$1,059,100	$6,324,100
Cash flow used in investing activities	(2,308,400)	(4,924,300)
Cash flow provided by (used in) financing activities	2,500	(122,100)
Net (decrease) increase in cash and cash equivalents	$(1,246,800)	$1,277,700

We generated $1.1 million of net cash from operating activities in the first three months of fiscal year 2008 compared with $6.3 million in the first three months of fiscal year 2007.  In the first three months of fiscal year 2008, our cash inflow from operating activities was primarily driven by net income, net of deprecation and amortization, and a significant increase in trade accounts payable, partially offset by increases in product inventory and trade accounts receivable and a decrease in payroll, benefits and taxes as our fiscal year 2007 bonuses were paid.  The increase in trade accounts receivable and trade accounts payable was primarily due to significant inventory purchases and sales related to our AT&T relationship in the final month of the quarter.  The increase in inventory was primarily related to device accessories.

Capital expenditures of $637,900 in the first three months of fiscal year 2008 were down from expenditures of $999,400 in the first three months of fiscal year 2007.  In both periods, capital expenditures primarily consisted of investment in information technology and, in fiscal year 2007, training equipment.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments

(after subtracting the $1.5 million prepayment) is $15.5 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded.  For the period ended July 1, 2007, approximately $1.7 million was paid for additional earn-out based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  As of July 1, 2007, there is no accrual for additional earn-out payments, because applicable fiscal year 2008 targets have not been met as of July 1, 2007.

Net cash provided by financing activities was $2,500 in the first three months of fiscal year 2008 compared with a net cash outflow from financing activities of $122,100 for the first three months of fiscal year 2007.  Our cash inflow from financing activities was primarily driven by tax deductions of stock based compensation in excess of the compensation costs recognized for those awards and additional proceeds from the issuance of stock, mostly offset by treasury stock transactions with employees and directors for minimum tax withholdings.  The shares were either withheld from or delivered to the Company by employees or directors upon stock option exercises or in connection with vested PSU awards, in order to pay related minimum tax withholding liabilities.

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

On May 31, 2007, we replaced our previously existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with both SunTrust Bank and Wachovia Bank, N.A.  The previous facility was established in September 2003 and had a term expiring in September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%.  The new facility has a term expiring May 2010, with interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base.  This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants also apply to the existing term loan secured by our Hunt Valley, Maryland facility.  The new facility also limits our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

On May 1, 2007, we entered into a Second Amendment of Agreement of Lease with Atrium Building LLC, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease, dated November 3, 2003, as previously amended January 23, 2007, under which we lease approximately 94,000 square feet in Timonium, Maryland, where our corporate and administrative offices are located.  The rental rate ranges from $124,700 to $144,600 per month at the close of the extended term.  The contractual cash obligations under this amendment as of July 1, 2007 are $1,122,600, $3,068,900, $3,255,800 and $1,267,700 for fiscal years 2008, 2009 through 2010, 2011 through 2012, and thereafter, respectively.

On June 1, 2007, we entered into a Lease with MERRITT/BAVAR-VA, LLC under which we lease approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to our Global Logistics Center, for a term beginning July 1, 2007 and expiring July 31, 2011.  The monthly rental fee ranges from $35,700 to $38,500 throughout the lease term. The contractual cash obligations under this agreement as of July 1, 2007 are $285,700, $882,300 and $611,700 for fiscal years 2008, 2009 through 2010, and 2011 through 2012, respectively.

Recent Accounting Pronouncements

Effective April 2, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the adoption of FIN 48, we recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. As of April 2, 2007, we had total gross unrecognized tax benefits of approximately $319,000, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

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

Item 1A.  Risk Factors

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended April 1, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the first quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 2, 2007 through April 29, 2007	—	$ N/A	—	155,133
April 30, 2007 through June 3, 2007 (3)	45,548	27.46	—	155,133
June 4, 2007 through July 1, 2007 (3)	7,328	21.10	—	155,133
Total	52,876	$26.58	—	155,133

(1)             Periods indicated are fiscal accounting months for the first quarter of fiscal year 2008.

(2)             Values are as of the end of the fiscal accounting month or quarter, as applicable.

(3)             Represents shares either withheld from or delivered to the Company by employees or directors upon stock option exercises or in connection with PSU awards, in order to pay related minimum tax liabilities.

On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 675,000 shares of our common stock pursuant to the program.  On October 20, 2005 and July 17, 2006, our Board of Directors amended the program and authorized the purchase of an additional 675,000 and 600,000 shares, respectively, of outstanding common stock.  On July 26, 2007 and August 14, 2007, our Board of Directors authorized the purchase of an additional 144,867 and 300,700 shares, respectively, of outstanding common stock under the stock buyback program.  After accounting for the actions of the Board of Directors in authorizing the purchase of the additional shares, 550,000 shares remained available for repurchase under this program.  Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion of the program.  We did not repurchase any shares of our common stock during the first quarter of fiscal year 2008 under this program; rather, as noted in the above table and associated footnotes, all shares reflected in the table as being repurchased during the quarter were either withheld from or delivered to the Company by employees or directors upon stock option exercises or in connection with PSU awards, in order to pay related minimum tax liabilities.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders at the Company’s facility located in Timonium, Maryland on July 26, 2007.  At the meeting, the shareholders were asked to vote on the election of directors and the ratification of the appointment of the Company’s independent registered public accounting firm.  Each of these proposals was described in the Company’s Definitive Proxy Statement filed with the Commission on June 22, 2007.

ELECTION OF DIRECTORS.  At the meeting, the shareholders re-elected Dennis J. Shaughnessy and elected Jay G. Baitler for a three-year term expiring at the Company’s 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualify.  The term of office of each of Robert B. Barnhill, Jr., Benn R. Konsynski, John D. Beletic, Daniel Okrent and Morton F. Zifferer, Jr. also continued after the meeting.  The votes cast for Messrs. Shaughnessy and Baitler were as follows:

Dennis J. Shaughnessy	4,252,112	For
	576,116	Against or Withheld
Jay G. Baitler	4,748,065	For
	80,163	Against or Withheld

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.  At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending March 30, 2008.  The number of votes “for” was 4,817,050, the number of votes “against” or “withheld” was 11,165, and the number of shares representing abstentions was 13.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)                EXHIBITS:

10.1	Second Amendment of Agreement of Lease by and between Atrim Building, LLC and TESSCO Technologies.
10.2

Lease dated as of June 1, 2007, by and between MERRITT/BAVAR-VA, LLC as landlord and the Registrant as tenant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2007).

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

TESSCO TECHNOLOGIES INCORPORATED

Date: August 15, 2007	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)