Form 10-Q
period 2007-09-30
TESSCO TECHNOLOGIES INC
filed 2007-11-14
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.Yes  ☒          No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐  Accelerated filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐           No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 1, 2007, was 5,152,159.

TESSCO TECHNOLOGIES INCORPORATED

Part I. Financial Information

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	September 30, 2007	April 1, 2007
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,390,800	$4,176,300
Trade accounts receivable, net	54,899,300	44,859,600
Product inventory, net	50,360,400	37,448,800
Deferred tax asset	3,460,100	3,460,100
Prepaid expenses and other current assets	3,693,100	1,959,500
Total current assets	114,803,700	91,904,300

Property and equipment, net	24,003,000	24,256,300
Goodwill, net	5,056,400	5,008,300
Other long-term assets	2,788,900	2,513,800
Total assets	$146,652,000	$123,682,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$71,453,400	$47,257,700
Payroll, benefits and taxes	3,026,800	6,658,500
Income and sales taxes	2,909,500	2,960,800
Accrued expenses and other current liabilities	1,165,800	1,143,800
Revolving line of credit	4,384,400	—
Current portion of long-term debt	358,300	356,200
Total current liabilities	83,298,200	58,377,000

Deferred tax liability	2,700,400	2,700,400
Long-term debt, net of current portion	4,023,500	4,203,200
Other long-term liabilities	1,505,400	1,250,800
Total liabilities	91,527,500	66,531,400

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	78,000	75,800
Additional paid-in capital	30,182,200	27,463,700
Treasury stock	(33,454,300)	(27,216,200)
Retained earnings	58,316,600	56,806,300
Accumulated other comprehensive income, net of tax	2,000	21,700
Total shareholders’ equity	55,124,500	57,151,300
Total liabilities and shareholders’ equity	$146,652,000	$123,682,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$132,518,300	$118,655,700	$256,948,400	$230,596,000
Cost of goods sold	103,837,700	88,625,800	200,106,800	172,481,000
Gross profit	28,680,600	30,029,900	56,841,600	58,115,000
Selling, general and administrative expenses	27,340,000	26,855,800	54,008,800	51,823,900
Income from operations	1,340,600	3,174,100	2,832,800	6,291,100
Interest, net	115,900	180,500	176,800	335,800
Income before provision for income taxes	1,224,700	2,993,600	2,656,000	5,955,300
Provision for income taxes	508,300	1,137,600	1,073,600	2,245,900
Net income	$716,400	$1,856,000	$1,582,400	$3,709,400
Basic earnings per share	$0.13	$0.30	$0.29	$0.60
Diluted earnings per share	$0.13	$0.29	$0.28	$0.58
Basic weighted average shares outstanding	5,328,100	6,155,300	5,374,400	6,213,000
Diluted weighted average shares outstanding	5,538,600	6,338,000	5,616,500	6,375,800

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Six Months Ended
	September 30, 2007	September 24, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$1,582,400	$3,709,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,433,300	2,320,300
Non-cash stock compensation expense	1,079,700	991,900
Deferred taxes and other non-cash items	37,200	60,500
Change in trade accounts receivable	(9,741,700)	846,700
Change in product inventory	(12,911,600)	(10,832,500)
Change in prepaid expenses and other current assets	(257,000)	(614,400)
Change in trade accounts payable	25,723,800	11,342,100
Change in payroll, benefits and taxes	(3,643,900)	1,372,600
Change in income and sales tax	(1,414,800)	222,400
Change in accrued expenses and other current liabilities	22,000	(41,500)
Net cash provided by operating activities	2,909,400	9,377,500

Cash flows from investing activities:
Purchases of property and equipment	(1,974,600)	(2,054,600)
Acquisition of business in purchase transaction and additional earn-out payments on acquired businesses	(2,330,000)	(3,933,300)
Net cash used in investing activities	(4,304,600)	(5,987,900)

Cash flows from financing activities:
Net borrowings from revolving line of credit	4,384,400	7,935,400
Payments on long-term debt	(177,600)	(264,700)
Proceeds from issuance of stock	507,000	95,400
Purchase of treasury stock	(6,238,100)	(16,000,600)
Excess tax benefit from stock-based compensation	1,134,000	101,500
Bank overdraft	—	2,456,500
Net cash used in financing activities	(390,300)	(5,676,500)

Net decrease in cash and cash equivalents	(1,785,500)	(2,286,900)

Cash and cash equivalents, beginning of period	4,176,300	2,286,900

Cash and cash equivalents, end of period	$2,390,800	$—

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

September 30, 2007

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is reviewing SFAS No. 159 to determine the impact of adoption on its financial statements.

Note 3. Borrowings Under Revolving Credit Facility and Long-Term Debt

On May 31, 2007, the Company replaced its previously existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A. The previous facility was established in September 2003 and had a term expiring in September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%. The new facility has a term expiring in May 2010, with interest also payable monthly at a LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%. Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base. This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the existing term loan secured by the Company’s Hunt Valley, Maryland facility. The new facility also limits the Company’s ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. At

September 30, 2007, the Company had a balance of $4.4 million outstanding on its current revolving line of credit facility. At April 1, 2007, the Company had no outstanding balance on its revolving line of credit facility.

Note 4. Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 30, 2007 includes $502,900 and $1,079,700, respectively, of stock compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 24, 2006 includes $462,400 and $991,900, respectively, of stock compensation expense. Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $1,134,000, primarily related to the 164,831 PSUs which vested during the six months ended September 30, 2007.

Performance Stock Units:  The following table summarizes the activity under the Company’s PSU program:

	2007	Weighted Average Fair Value at Grant
Shares available for issue under outstanding PSUs, non-vested beginning of period	870,172	$10.15
Granted	183,000	24.11
Vested	(164,831)	10.67
Forfeited/cancelled	(454,310)	9.25
Shares available for issue under outstanding PSUs, non-vested end of period	434,031	16.78

Of the 434,031 shares available for issuance under outstanding PSUs but not yet vested as of September 30, 2007, 251,031 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued on or about May 1 of 2008, 2009 and 2010.

The vast majority of the PSUs cancelled during fiscal year 2008, 449,701 shares, related to the 2005 grant of PSUs which had a 3-year measurement period.  During that period, actual earnings per share on a cumulative basis exceeded the threshold level, but did not reach the goal level, and thus, the underlying shares not earned from those PSUs were cancelled.  Per the provisions of the 1994 Stock and Incentive Plan, the shares related to these PSUs were added back to the Plan and became available for future issuance.

During fiscal year 2008, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to selected key individuals and Directors, providing them with the opportunity to earn up to 183,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for non-Director employees. These PSUs have only one measurement year (fiscal year 2008), with any shares earned at the end of fiscal year 2008 to vest 25% on or about May 1 of 2008, 2009, 2010 and 2011, provided that the participant remains employed by or associated with the Company on each such date.

As of September 30, 2007, there was approximately $2.0 million of total unrecognized compensation costs related to PSUs. If the maximum target of PSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $6.4 million.

Stock Options:  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of September 30, 2007, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the six months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	185,000	$8.07
Granted	—	—
Exercised	(50,000)	7.33
Cancelled	—	—
Outstanding and exercisable, end of period	135,000	8.34

Note 5. Acquisition

On July 2, 2007, the Company acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries. The purchase included substantially all the non-cash business assets for an initial cash payment of approximately $650,000 and additional cash earn-out payments of up to approximately $2.8 million over a four-year period, contingent on the achievement of certain earnings thresholds. The unaudited revenues earned by NetForce for calendar year 2006, prior to the acquisition, amounted to less than 1 percent of the amount of the Company’s total revenue for fiscal year 2007.

The Company has included the financial results of NetForce in its consolidated financial statements beginning July 2, 2007 (Acquisition Date). Pro forma results have not been presented as the impact of the acquisition is not material and did not involve a significant amount of assets. This business is included in the installation, test and maintenance segment.

For the period of July 2, 2007 through September 30, 2007, no additional earn-out has been accrued, because applicable annual fiscal year 2008 targets have not been met as of September 30, 2007.

Note 6. Income Taxes

Effective April 2, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  As a result of the adoption of FIN 48, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. As of April 2, 2007, the Company had total gross unrecognized tax benefits of approximately $319,000, all of which, if recognized, would favorably affect the effective income tax rate in future periods. It is reasonably possible that within the next twelve months the Company’s unrecognized tax benefits related to certain state tax issues and the timing of certain deductions may decrease by approximately $200,000, as a result of the expiration of statutes of limitations. During the fiscal quarter ended September 30, 2007, there were no material increases or decreases in unrecognized tax benefits.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of April 2, 2007, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $26,200. The total amount of interest and penalties related to tax uncertainties recognized in the statement of income for the fiscal quarter and six months ended September 30, 2007 was $25,800 and $36,100, respectively.

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

Note 7. Earnings Per Share

The dilutive effect of all options and PSUs outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Six Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Basic weighted average common shares outstanding	5,328,100	6,155,300	5,374,400	6,213,000
Effect of dilutive common stock equivalents outstanding	210,500	182,700	242,100	162,800
Diluted weighted average common shares outstanding	5,538,600	6,338,000	5,616,500	6,375,800

As of September 30, 2007, stock options with respect to 135,000 shares of common stock were outstanding. All outstanding options and earned but unvested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

Note 8. Business Segments

The Company evaluates revenue, gross profit and inventory in three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment. Within the mobile devices and accessory products line of business, the Company sells to both commercial and consumer markets. The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets. Beginning in fiscal year 2008, the Company expanded its regular review within each segment from three to four customer categories. These categories are:  (1) commercial public carriers and network operators; (2) commercial resellers; (3) commercial self-maintained users and governments; and (4) consumers. These categories are described further below:

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable. The Company’s goodwill at September 30, 2007 relates to acquisitions within its network infrastructure line of business.

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended September 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$11,471	$568	$3,420	$15,459
Resellers	18,289	60,878	2,281	81,448
SMUs and Governments	12,494	3,520	16,626	32,640
Total Commercial Revenues	42,254	64,966	22,327	129,547
Consumer Revenues	—	2,971	—	2,971
Total Revenues	$42,254	$67,937	$22,327	$132,518

Commercial Gross Profit:
Public Carriers and Network Operators	$2,801	$160	$834	$3,795
Resellers	4,513	11,040	663	16,216
SMUs and Governments	3,214	1,103	3,313	7,630
Total Commercial Gross Profit	10,528	12,303	4,810	27,641
Consumer Gross Profit	—	1,040	—	1,040
Total Gross Profit	$10,528	$13,343	$4,810	$28,681

Product Inventory	$19,326	$27,236	$3,798	$50,360

Fiscal Quarter ended September 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$11,868	$603	$3,016	$15,487
Resellers	17,286	47,469	2,631	67,386
SMUs and Governments	14,129	3,536	16,342	34,007
Total Commercial Revenues	43,283	51,608	21,989	116,880
Consumer Revenues	—	1,776	—	1,776
Total Revenues	$43,283	$53,384	$21,989	$118,656

Commercial Gross Profit:
Public Carriers and Network Operators	$2,943	$192	$807	$3,942
Resellers	4,578	9,403	610	14,591
SMUs and Governments	3,355	1,063	6,236	10,654
Total Commercial Gross Profit	10,876	10,658	7,653	29,187
Consumer Gross Profit	—	843	—	843
Total Gross Profit	$10,876	$11,501	$7,653	$30,030

Product Inventory	$16,902	$22,545	$19,898	$59,345

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Six Months ended September 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$22,896	$1,149	$6,026	$30,071
Resellers	35,856	117,926	4,664	158,446
SMUs and Governments	23,437	6,763	33,065	63,265
Total Commercial Revenues	82,189	125,838	43,755	251,782
Consumer Revenues	—	5,166	—	5,166
Total Revenues	$82,189	$131,004	$43,755	$256,948

Commercial Gross Profit:
Public Carriers and Network Operators	$5,478	$324	$1,511	$7,313
Resellers	8,718	22,449	1,463	32,630
SMUs and Governments	6,034	2,164	6,788	14,986
Total Commercial Gross Profit	20,230	24,937	9,762	54,929
Consumer Gross Profit	—	1,913	—	1,913
Total Gross Profit	$20,230	$26,850	$9,762	$56,842

Product Inventory	$19,326	$27,236	$3,798	$50,360

Six Months ended September 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$24,095	$1,258	$7,266	$32,619
Resellers	32,673	85,490	5,302	123,465
SMUs and Governments	24,167	6,763	40,288	71,218
Total Commercial Revenues	80,935	93,511	52,856	227,302
Consumer Revenues	—	3,294	—	3,294
Total Revenues	$80,935	$96,805	$52,856	$230,596

Commercial Gross Profit:
Public Carriers and Network Operators	$5,745	$377	$1,757	$7,879
Resellers	8,265	17,023	1,215	26,503
SMUs and Governments	5,899	1,996	14,239	22,134
Total Commercial Gross Profit	19,909	19,396	17,211	56,516
Consumer Gross Profit	—	1,599	—	1,599
Total Gross Profit	$19,909	$20,995	$17,211	$58,115

Product Inventory	$16,902	$22,545	$19,898	$59,345

Note 9. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program, authorizing the purchase of up to 675,000 shares of its outstanding common stock. On October 20, 2005 and July 17, 2006, the Board of Directors amended the program, authorizing the purchase of an additional 675,000 and 600,000 shares, respectively, of outstanding common stock. On July 26, 2007 and August 14, 2007, the Board of Directors authorized the purchase of an additional 144,867 and 300,700 shares, respectively, of outstanding common stock under the stock buyback program. After accounting for the actions of the Board of Directors in authorizing the purchase of the additional shares, a total of 2,395,567 shares have been authorized for repurchase. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion of the program. As of September 30, 2007, the Company had purchased 2,140,974 shares for approximately $28.3 million, or an average of $13.20 per share. Of the total shares repurchased, 346,107 shares had been repurchased in the first six months of fiscal year 2008 at an average price of $13.96 per share.

Note 10. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and six months ended September 30, 2007, sales of products to the Company’s top customer relationship, AT&T Mobility (formerly Cingular Wireless LLC), accounted for 25% of total revenues and 21% and 22% of total gross profits, respectively. For the fiscal quarter and six months ended September 30, 2007, sales of products related to the Company’s top vendor relationship, the Nokia Inc. (Nokia) repair and replacement component relationship, accounted for 9% of total revenues and 7% and 8% of total gross profits, respectively. The Nokia relationship is a complete supply chain relationship and, therefore, the Company has no alternative sources of supply, and the Company's purchases, and ultimately its resale of these products, is dependent upon the continuation of the Nokia relationship. The Company also sells products other than Nokia repair and replacement materials to many of these customers. Absent this arrangement with Nokia, the Company would maintain the ability to sell these other products to these customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended April 1, 2007.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems. Although we sell products to customers in over 100 countries, approximately 97% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas. Due to the diversity of our business, we are not significantly affected by seasonality. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season. Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our first quarter.

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance. Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry. Mobile devices and accessory products include data devices, pagers and two-way radios and related accessories. Mobile devices and accessory products are widely sold to commercial customers and consumers. Commercial customers include retail stores, value-added resellers and dealers. Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 50% of all of our mobile devices and accessory product sales for the fiscal quarter and six months ended September 30, 2007 were generated from sales to AT&T Mobility (AT&T) (formerly Cingular Wireless LLC). Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% of all of our installation, test and maintenance sales for the fiscal quarter and six months ended September 30, 2007 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia). The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians. Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors. Beginning in fiscal year 2008, we expanded our regular review within each segment from three to four categories. These categories are:  (1) commercial public carriers and network operators; (2) commercial resellers; (3) commercial self-maintained users and governments; and (4) consumers. These categories are described further below:

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise relatively short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Our second quarter revenues increased by 11.7% compared to the second quarter of last year. This growth was driven by our mobile devices and accessories commercial line of business. Gross profits also increased in our mobile devices and accessories commercial line of business as compared with the second quarter of last year. However, the increase in gross profit from our mobile devices and accessories line of business was more than offset by a decline in our installation, test and maintenance line of business due to gross profits from our Nokia relationship returning to historical levels as we had discussed in previous quarters. This overall decrease in gross profit, combined with an increase in operating expenses to support our growth initiatives and increased order volumes, resulted in a 61.4% decline in net income over the prior-year quarter.

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and six months ended September 30, 2007 and September 24, 2006:

	Fiscal Quarters Ended				Six Months Ended
(Amounts in thousands, except per share data)	September 30, 2007	September 24, 2006	$ Change	% Change	September 30, 2007	September 24, 2006	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$11,471	$11,868	$(397)	(3.3)%	$22,896	$24,095	$(1,199)	(5.0)%
Resellers	18,289	17,286	1,003	5.8%	35,856	32,673	3,183	9.7%
SMUs and Governments	12,494	14,129	(1,635)	(11.6)%	23,437	24,167	(730)	(3.0)%
Total Network Infrastructure	42,254	43,283	(1,029)	(2.4)%	82,189	80,935	1,254	1.5%
Mobile Devices and Accessories:
Public Carriers and Network Operators	568	603	(35)	(5.8)%	1,149	1,258	(109)	(8.7)%
Resellers	60,878	47,469	13,409	28.2%	117,926	85,490	32,436	37.9%
SMUs and Governments	3,520	3,536	(16)	(0.5)%	6,763	6,763	—-	0.0%
Total Mobile Devices and Accessories	64,966	51,608	13,358	25.9%	125,838	93,511	32,327	34.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,420	3,016	404	13.4%	6,026	7,266	(1,240)	(17.1)%
Resellers	2,281	2,631	(350)	(13.3)%	4,664	5,302	(638)	(12.0)%
SMUs and Governments	16,626	16,342	284	1.7%	33,065	40,288	(7,223)	(17.9)%
Total Installation, Test and Maintenance	22,327	21,989	338	1.5%	43,755	52,856	(9,101)	(17.2)%
Total Commercial Revenues	129,547	116,880	12,667	10.8%	251,782	227,302	24,480	10.8%
Consumer Revenues - Mobile Devices and Accessories	2,971	1,776	1,195	67.3%	5,166	3,294	1,872	56.8%
Total Revenues	$132,518	$118,656	$13,862	11.7%	$256,948	$230,596	$26,352	11.4%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$2,801	$2,943	$(142)	(4.8)%	$5,478	$5,745	$(267)	(4.6)%
Resellers	4,513	4,578	(65)	(1.4)%	8,718	8,265	453	5.5%
SMUs and Governments	3,214	3,355	(141)	(4.2)%	6,034	5,899	135	2.3%
Total Network Infrastructure	10,528	10,876	(348)	(3.2)%	20,230	19,909	321	1.6%
Mobile Devices and Accessories:
Public Carriers and Network Operators	160	192	(32)	(16.7)%	324	377	(53)	(14.1)%
Resellers	11,040	9,403	1,637	17.4%	22,449	17,023	5,426	31.9%
SMUs and Governments	1,103	1,063	40	3.8%	2,164	1,996	168	8.4%
Total Mobile Devices and Accessories	12,303	10,658	1,645	15.4%	24,937	19,396	5,541	28.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	834	807	27	(3.3)%	1,511	1,757	(246)	(14.0)%
Resellers	663	610	53	8.7%	1,463	1,215	248	20.4%
SMUs and Governments	3,313	6,236	(2,923)	(46.9)%	6,788	14,239	(7,451)	(52.3)%
Total Installation, Test and Maintenance	4,810	7,653	(2,843)	(37.1)%	9,762	17,211	(7,449)	(43.3)%
Total Commercial Gross Profit	27,641	29,187	(1,546)	(5.3)%	54,929	56,516	(1,587)	(2.8)%
Consumer Gross Profit - Mobile Devices and Accessories	1,040	843	197	23.4%	1,913	1,599	314	19.6%
Total Gross Profit	28,681	30,030	(1,349)	(4.5)%	56,842	58,115	(1,273)	(2.2)%

Selling, general and administrative expenses	27,340	26,856	484	1.8%	54,009	51,824	2,185	4.2%
Income from operations	1,341	3,174	(1,833)	(57.8)%	2,833	6,291	(3,458)	(55.0)%
Interest, net	116	180	(64)	(35.6)%	177	336	(159)	(47.3)%
Income before provision for income taxes	1,225	2,994	(1,769)	(59.1)%	2,656	5,955	(3,299)	(55.4)%
Provision for income taxes	509	1,138	(629)	(55.3)%	1,074	2,246	(1,172)	(52.2)%
Net income	$716	$1,856	$(1,140)	(61.4)%	$1,582	$3,709	$(2,127)	(57.3)%
Diluted earnings per share	$0.13	$0.29	$(0.16)	(55.2)%	$0.28	$0.58	$(0.30)	(51.7)%

Second Quarter of Fiscal Year 2008 Compared with Second Quarter of Fiscal Year 2007

Revenues. Revenues for the second quarter of fiscal year 2008 increased 11.7% as compared with the second quarter of fiscal year 2007, primarily due to a 10.8% growth in commercial revenues and, to a much lesser extent, a 67.3% increase in consumer revenues. While sales in our network infrastructure line of business declined, sales in our mobile devices and accessories and installation, test and maintenance lines of business grew.

Network infrastructure sales decreased 2.4% as compared with the second quarter of fiscal year 2007, primarily due to a decrease in sales of broadband products partially offset by an increase in sales of antennas, power systems and wireless local area network (WLAN) products. Our decline in sales of network infrastructure products was in sales to public carriers and SMUs and governments, partially offset by an increase in sales to resellers, which is the result of our focus on diversification beyond the traditional infrastructure carrier customer.

Sales in the mobile devices and accessories line of business increased 27.3% in the second quarter of fiscal year 2008, as compared with the same period last year. The increase was due to a 25.9% increase in commercial sales and, to a much lesser extent, a 67.3% increase in consumer sales. The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but also to SMUs and governments and public carriers and network operators, was primarily due to increased sales to a large national tier-one carrier, as well as other smaller resellers and users.

Revenues from our installation, test and maintenance line of business had a 1.5% increase from the prior-year quarter, primarily due to an increase in the sale of tools, supplies and safety products.

Gross Profit. Gross profit for the second quarter of fiscal year 2008 decreased 4.5% as compared with the second quarter of fiscal year 2007. Total commercial gross profit decreased 5.3%, while consumer gross profit increased 23.4%. Gross profit margin decreased to 21.6% in the second quarter of fiscal year 2008 from 25.3% in second quarter of fiscal year 2007. Gross profit margin in our network infrastructure segment decreased slightly from 25.1% in the second quarter of fiscal year 2007 to 24.9% in the second quarter of fiscal year 2008. Gross profit margin in our mobile devices and accessories segment decreased to 19.6% in the second quarter of this fiscal year from 21.5% in the second quarter of last fiscal year. This decline was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which decreased to 18.9% in the second quarter of this fiscal year from 20.7% for the second quarter of last fiscal year, principally due to product mix in sales to a large tier-one carrier. Consumer gross profit margin for our mobile devices and accessories decreased to 35.0% in the second quarter of this fiscal year from 47.5% for the second quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business decreased from 34.8% in the second quarter of fiscal year 2007 to 21.5% in the second quarter of fiscal year 2008. This decline was due primarily to the return to historical levels of gross profit attributable to our Nokia repair and replacement parts relationship as a result of price changes as we discussed on previous occasions. Generally, our gross margins by product within these segments have been sustained, except as noted above for gross margins attributable to our relationships with a large tier-one carrier and Nokia, and generally these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 1.8% in the second quarter of fiscal year 2008 as compared with the second quarter of fiscal year 2007. Selling, general and administrative expenses as a percentage of revenues decreased to 20.6% in the second quarter of fiscal year 2008 from 22.6% in the second quarter of fiscal year 2007. The largest factor contributing to the increase in total selling, general and administrative expenses was increased occupancy costs, labor costs and expenses related to business generation activities in support of our continuing increased focus on our commercial business during the second quarter of fiscal year 2008.

Occupancy costs increased by approximately $433,400 in the second quarter of fiscal year 2008 as compared with the second quarter of fiscal year 2007, primarily due to rent and building maintenance costs related to our lease arrangement for additional office and warehouse space in Hunt Valley, Maryland beginning July 1, 2007.

Labor cost increases were primarily related to sales management and fulfillment. These labor costs were partially offset by decreased accruals related to our reward programs. Total labor costs, including benefits, increased by approximately $328,300 from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation. Accordingly, we recorded a provision for bad debts of $215,600 and $332,200 for the second quarter ended September 30, 2007 and September 24, 2006, respectively.

Interest, Net. Net interest expense decreased from $180,500 in the second quarter of fiscal year 2007 to $115,900 in the second quarter of fiscal year 2008, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the second quarter of fiscal year 2008 was 41.5% as compared with 38.0% in the second quarter of fiscal year 2007. The increase in the tax rate is primarily attributable to changes in our state tax effective rate. As a result of the factors discussed above, net income and diluted earnings per share for the second quarter of fiscal year 2008 decreased 61.4% and 55.2%, respectively, compared to the prior-year quarter.

First Six Months of Fiscal Year 2008 Compared with First Six Months of Fiscal Year 2007

Revenues. Revenues for the first six months of fiscal year 2008 increased 11.4% as compared with the first six months of fiscal year 2007, primarily due to a 10.8% growth in commercial revenues and, to a lesser extent, a 56.8% increase in consumer revenues. While we grew sales in our network infrastructure and mobile devices and accessories lines of business, sales in our installation, test and maintenance line of business decreased.

Network infrastructure sales increased 1.5% as compared with the first six months of fiscal year 2007, primarily due to an increase in sales of site support, WLAN and radio frequency products, partially offset by a decline in revenues from broadband products. Our growth in sales of network infrastructure product was in sales to resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer. Although we believe the market for our network infrastructure products will continue to grow, there can be no assurance that these trends will continue.

Sales in the mobile devices and accessories line of business increased 35.3% in the first six months of fiscal year 2008, as compared with the prior-year period. The increase was due to a 34.6% increase in commercial sales, and, to a lesser extent, a 56.8% increase in consumer sales. The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but also to SMUs and governments and public carriers and network operators, was primarily due to increased sales to a large national tier-one carrier, as well as other smaller resellers and users.

Revenues from our installation, test and maintenance line of business had a 17.2% decrease from the prior year, primarily due to a large decrease in sales of repair parts related to our major repair components relationship with Nokia.

Gross Profit. Gross profit for the first six months of fiscal year 2008 decreased 2.2% as compared with the first six months of fiscal year 2007. Total commercial gross profit decreased 2.8%, while consumer gross profit increased 19.6% over the prior year. Gross profit margin decreased to 22.1% in the first six months of fiscal year 2008 from 25.2% in first six months of fiscal year 2007. Gross profit margin in our network infrastructure segment remained flat at 24.6% as compared with the first six months of 2007. In our installation, test and maintenance segment, gross profit margin decreased to 22.3% in the first six months of fiscal year 2008 from 32.6% in the first six months of fiscal year 2007, primarily due to price changes related to our Nokia relationship. Gross profit margin in our mobile devices and accessories segment decreased to 20.5% in the first six months of this fiscal year from 21.7% in the first six months of last fiscal year primarily due to product mix in sales to a large tier-one carrier. Commercial gross profit margin for our mobile devices and accessories decreased to 19.8% in the first six months of last fiscal year from 20.7% for the first six months of this fiscal year. Consumer gross profit margin for our mobile devices and accessories decreased to 37.0% in the first six months of last fiscal year from 48.5% for the first six months of this fiscal year. Generally, our gross margins by product within these segments have been sustained, except as noted above for gross profits attributable to our relationships with a large tier-one carrier and Nokia, and generally these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 4.2% in the first six months of fiscal year 2008 as compared with the first six months of fiscal year 2007. Selling, general and administrative expenses as a percentage of revenues decreased to 21.0% in the first six months of fiscal year 2008 from 22.5% in the first six months of fiscal year 2007. The largest factors contributing to the increase in total selling, general and administrative expenses were increased labor costs, occupancy costs and expenses related to business generation activities in support of our continued increased focus on our commercial business during the first six months of fiscal year 2008.

Labor cost increases were primarily related to sales management and fulfillment. These labor costs were partially offset by decreased accruals related to our reward programs. Total labor costs, including benefits, increased by approximately $631,500 from the first six months of fiscal year 2007 to the first six months of fiscal year 2008.

Occupancy costs increased by approximately $544,900 in the first six months of fiscal year 2008 as compared with the first six months of fiscal year 2007, primarily due to rent and building maintenance costs related to our lease arrangement for additional office and warehouse space in Hunt Valley, Maryland beginning July 1, 2007.

Information technology expense increased by approximately $431,300 in the first six months of fiscal year 2008 as compared with the first six months of fiscal year 2007, primarily due to an increase in software maintenance and licenses.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation. Accordingly, we recorded a provision for bad debts of $308,100 and $672,000 for the first six months of fiscal year 2008 and fiscal year 2007, respectively.

Interest, Net. Net interest expense decreased from $335,800 in the first six months of fiscal year 2007 to $176,800 in the first six months of fiscal year 2008, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the first six months of fiscal year 2008 was 40.4% as compared with 37.7% in the first six months of fiscal year 2007. The increase in the tax rate is primarily attributable to changes in our state tax effective rate. As a result of the factors discussed above, net income and diluted earnings per share for the first six months of fiscal year 2008 decreased 57.3% and 51.7%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Six Months Ended
	September 30, 2007	September 24, 2006
Cash flow provided by operating activities	$2,909,400	$9,377,500
Cash flow used in investing activities	(4,304,600)	(5,987,900)
Cash flow used in financing activities	(390,300)	(5,676,500)
Net decrease in cash and cash equivalents	$(1,785,500)	$(2,286,900)

We generated $2.9 million of net cash from operating activities in the first six months of fiscal year 2008 compared with $9.4 million in the first six months of fiscal year 2007. In the first six months of fiscal year 2008, our cash inflow from operating activities was primarily driven by net income, net of certain non-cash elements such as, deprecation and amortization and non-cash stock compensation, as well as changes in working capital. The working capital change consisted of significant inventory purchases and increases to trade accounts payable as we prepare for the winter holiday season and increased stocked product offering, including wireless broadband products, as well as an increase in trade accounts receivable due to the timing of sales to our large tier-one carrier customer.

Capital expenditures of $2.0 million in the first six months of fiscal year 2008 were down slightly from expenditures of $2.1 million in the first six months of fiscal year 2007. In both periods, capital expenditures primarily consisted of investment in information technology and, in fiscal year 2007, training equipment.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period). To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment. The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million. Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded, if earnings targets are achieved. For the six month period ended September 30, 2007, approximately $1.7 million was paid for additional earn-out payments based on the achievement of certain earnings thresholds in accordance with the terms of the purchase agreement. As of September 30, 2007, there is no accrual for additional earn-out payments, because applicable fiscal year 2008 targets have not been met as of September 30, 2007.

On July 2, 2007, we acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries. The purchase included substantially all the non-cash business assets for an initial cash payment of approximately $650,000 and additional cash earn-out payments of up to approximately $2.8 million over a four-year period, contingent on the achievement of certain earnings thresholds. As of September 30, 2007, there is no accrual for additional earn-out payments, because applicable fiscal year 2008 targets have not been met as of September 30, 2007.

Net cash used for financing activities was $390,300 in the first six months of fiscal year 2008 compared with a net cash outflow for financing activities of $5.7 million for the first six months of fiscal year 2007. For fiscal year 2008 and fiscal year 2007, our cash outflow from financing activities was primarily related to treasury stock purchases, partially offset by net borrowings on our revolving line of credit. During the first six months of fiscal year 2008, we repurchased 346,107 shares of our outstanding common stock pursuant to our stock buyback program, compared with 962,663 shares purchased during the first six months of fiscal year 2007. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the second quarter of fiscal year 2008, a total of 2,140,974 shares have been purchased under this program for approximately $28.3 million, or an average price of $13.20 per share. The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate, and therefore, 254,593 shares remained available to be purchased as of the end of the second quarter of fiscal year 2008. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion of this program.

We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for the foreseeable future. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility. In doing so, the balance on our revolving line of credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all.

We expect to see a decrease in net cash flow from operations during the third quarter of fiscal year 2008. This is in part a result of the increase in inventory that occurred late in the second quarter which will be paid during the third quarter, as well as taking into account certain other payments that are expected to be made during the third quarter against existing accounts payable. These items are included among trade accounts payable as of September 30, 2007. We do, however, anticipate this decrease in accounts payable to be offset to some extent by anticipated increased net income (net of certain non-cash elements such as depreciation and amortization and non-cash stock compensation) and by anticipated cash collections.  There can be no assurances, however, whether or to what extent these anticipated events will occur and, correspondingly, the extent of any increases.

On May 31, 2007, we replaced our previously existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with both SunTrust Bank and Wachovia Bank, N.A. The previous facility was established in September 2003 and had a term expiring in September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%. The new facility has a term expiring May 2010, with interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%. Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base. This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the existing term loan secured by our Hunt Valley, Maryland facility. The new facility also limits our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of September 30, 2007, we had $45.6 million available on our revolving line of credit facility.

On May 1, 2007, we entered into a Second Amendment of Agreement of Lease with Atrium Building LLC, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease, dated November 3, 2003, as previously amended January 23, 2007, under which we lease approximately 94,000 square feet in Timonium, Maryland, where our corporate and administrative offices are located.  The rental rate ranges from $124,700 to $144,600 per month at the close of the extended term. The contractual cash obligations under this amendment as of September 30, 2007 are $748,400, $3,068,900, $3,255,800 and $1,267,700 for fiscal years 2008, 2009 through 2010, 2011 through 2012, and thereafter, respectively.

On June 1, 2007, we entered into a Lease with MERRITT/BAVAR-VA, LLC under which we lease approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to our Global Logistics Center, for a term beginning July 1, 2007 and expiring September 30, 2011. The monthly rental fee ranges from $35,700 to $38,500 throughout the lease term. The contractual cash obligations under this agreement as of September 30, 2007 are $214,300, $882,300 and $611,700 for fiscal years 2008, 2009 through 2010, and 2011 through 2012, respectively.

Recent Accounting Pronouncements

Effective April 2, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, we recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. As of April 2, 2007, we had total gross unrecognized tax benefits of approximately $319,000, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are reviewing SFAS No. 157 to determine the impact of adoption on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are reviewing SFAS No. 159 to determine the impact of adoption on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In October 2005, we entered into an interest rate swap agreement on our existing bank term loan. We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the second quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2007 through July 29, 2007	—	$ N/A	—	600,700
July 30, 2007 through September 2, 2007	342,662	13.95	342,662	258,038
September 3, 2007 through September 30, 2007	3,445	15.26	3,445	254,593
Total	346,107	$13.96	346,107	254,593

(1)          Periods indicated are fiscal accounting months for the second quarter of fiscal year 2008.

(2)          Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program and authorized the purchase of up to 675,000 shares of our common stock pursuant to the program. On October 20, 2005 and July 17, 2006, our Board of Directors amended the program and authorized the purchase of an additional 675,000 and 600,000 shares, respectively, of outstanding common stock. On July 26, 2007 and August 14, 2007, our Board of Directors authorized the purchase of an additional 144,867 and 300,700 shares, respectively, of outstanding common stock under the stock buyback program. After accounting for the actions of the Board of Directors in authorizing the purchase of the additional shares, a total of 2,395,567 shares have been authorized for repurchase. During the second quarter of 2008, the Company repurchased 346,107 shares of its common stock for approximately $4.8 million. All shares repurchased during the second quarter of fiscal year 2008 were repurchased under this program. As of September 30, 2007, we had purchased an aggregate of 2,140,974 shares of our outstanding common stock pursuant to this program for approximately $28.3 million, or an average price of $13.20 per share. Accordingly, as of September 30, 2007, 254,593 shares remained available for repurchase. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion of the program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The information regarding the submission of matters to a vote of security holders, set forth on page 19 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended July 1, 2007, filed with the SEC on August 15, 2007, is incorporated herein by reference.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

TESSCO TECHNOLOGIES INCORPORATED

Date: November 14, 2007	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)