Form 10-Q
period 2007-12-30
TESSCO TECHNOLOGIES INC
filed 2008-02-13
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-24746

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)..    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 1, 2008, was 5,154,973.

TESSCO TECHNOLOGIES INCORPORATED

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	December 30, 2007	April 1, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,288,200	$4,176,300
Trade accounts receivable, net	52,242,800	44,859,600
Product inventory, net	54,470,500	37,448,800
Deferred tax asset	3,460,100	3,460,100
Prepaid expenses and other current assets	3,412,800	1,959,500
Total current assets	114,874,400	91,904,300

Property and equipment, net	23,165,200	24,256,300
Goodwill, net	5,867,200	5,008,300
Other long-term assets	2,683,000	2,513,800
Total assets	$146,589,800	$123,682,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$66,523,100	$47,257,700
Payroll, benefits and taxes	3,471,200	6,658,500
Income and sales taxes	3,571,200	2,960,800
Accrued expenses and other current liabilities	1,258,900	1,143,800
Revolving line of credit	6,059,000	—
Current portion of long-term debt	359,300	356,200
Total current liabilities	81,242,700	58,377,000

Deferred tax liability	2,700,400	2,700,400
Long-term debt, net of current portion	3,933,300	4,203,200
Other long-term liabilities	1,608,100	1,250,800
Total liabilities	89,484,500	66,531,400

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	78,100	75,800
Additional paid-in capital	30,673,700	27,463,700
Treasury stock	(33,454,300)	(27,216,200)
Retained earnings	59,850,900	56,806,300
Accumulated other comprehensive income, net of tax	(43,100)	21,700
Total shareholders’ equity	57,105,300	57,151,300
Total liabilities and shareholders’ equity	$146,589,800	$123,682,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 30, 2007	December 24, 2006	December 30, 2007	December 24, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$135,732,000	$134,716,700	$392,680,400	$365,312,700
Cost of goods sold	105,329,600	101,838,200	305,436,400	274,319,200

Gross profit	30,402,400	32,878,500	87,244,000	90,993,500

Selling, general and administrative expenses	27,729,000	29,730,700	81,737,800	81,554,600

Income from operations	2,673,400	3,147,800	5,506,200	9,438,900

Interest, net	161,000	323,800	337,800	659,600

Income before provision for income taxes	2,512,400	2,824,000	5,168,400	8,779,300

Provision for income taxes	978,100	1,059,100	2,051,700	3,305,000

Net income	$1,534,300	$1,764,900	$3,116,700	$5,474,300

Basic earnings per share	$0.30	$0.33	$0.59	$0.93

Diluted earnings per share	$0.29	$0.31	$0.56	$0.89

Basic weighted average shares outstanding	5,151,800	5,320,600	5,299,400	5,915,500

Diluted weighted average shares outstanding	5,374,400	5,629,300	5,535,800	6,127,000

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 30, 2007	December 24, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$3,116,700	$5,474,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,637,400	3,525,000
Non-cash stock compensation expense	1,514,400	1,571,900
Deferred taxes and other non-cash items	68,700	113,500
Change in trade accounts receivable	(7,085,200)	(8,372,900)
Change in product inventory	(17,021,700)	(11,371,400)
Change in prepaid expenses and other current assets	(302,200)	(1,193,100)
Change in trade accounts payable	19,982,700	22,439,300
Change in payroll, benefits and taxes	(3,199,500)	2,135,400
Change in income and sales tax	(353,600)	628,200
Change in accrued expenses and other current liabilities	115,100	(11,600)
Net cash provided by operating activities	472,800	14,938,600

Cash flows from investing activities:
Purchases of property and equipment	(2,282,900)	(2,944,800)
Acquisition of business in purchase transaction and additional earn-out payments on acquired businesses	(2,330,000)	(4,533,300)
Net cash used in investing activities	(4,612,900)	(7,478,100)

Cash flows from financing activities:
Net borrowings from revolving line of credit	6,059,000	5,629,400
Payments on long-term debt	(266,800)	(354,100)
Proceeds from issuance of stock	563,900	338,400
Purchase of treasury stock	(6,238,100)	(17,695,100)
Excess tax benefit from stock-based compensation	1,134,000	229,500
Bank overdraft	—	2,104,500
Net cash provided by (used in) financing activities	1,252,000	(9,747,400)

Net decrease in cash and cash equivalents	(2,888,100)	(2,286,900)

Cash and cash equivalents, beginning of period	4,176,300	2,286,900

Cash and cash equivalents, end of period	$1,288,200	$—

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

December 30, 2007

(Unaudited)

Note 1.  Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless, mobile, fixed and in-building systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology.  Approximately 96% of the Company’s sales are made to customers in the United States.  The Company takes orders in several ways, including phone, fax, online and through electronic data interchange.

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

Note 2.  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until November 15, 2008.  The Company is reviewing SFAS No. 157 to determine the impact of adoption on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The Company is reviewing SFAS No. 141(R) to determine the impact of adoption on its financial statements.

Note 3.  Borrowings Under Revolving Credit Facility and Long-Term Debt

On May 31, 2007, the Company replaced its previously existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A.  The previous facility was established in September 2003 and had a term expiring in September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%.  The new facility has a term expiring in May 2010, with interest also payable monthly at a LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base.  This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants also apply to a separate but related term loan secured by the Company’s Hunt Valley, Maryland facility.  The terms applicable to the new revolving line of credit facility and term loan also limit the Company’s ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.  At December 30, 2007, the Company had a balance of $6.1 million outstanding on its current revolving line of credit facility.  At April 1, 2007, the Company had no outstanding balance on its revolving line of credit facility.

Note 4.  Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 30, 2007 includes $434,800 and $1,514,400, respectively, of stock compensation expense.  The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 24, 2006 includes $579,900 and $1,571,900, respectively, of stock compensation expense.  Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program.  In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $1,134,000, primarily related to the 164,831 PSUs which vested during the nine months ended December 30, 2007.

Performance Stock Units:  The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal year 2008:

	2008	Weighted Average Fair Value at Grant
Shares available for issue under outstanding PSUs, non-vested beginning of period	870,172	$10.15
Granted	183,000	24.11
Vested	(164,831)	10.67
Forfeited/cancelled	(454,310)	9.25
Shares available for issue under outstanding PSUs, non-vested end of period	434,031	$16.78

Of the 434,031 shares available for issuance under outstanding PSUs but not yet vested as of December 30, 2007, 251,031 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2008, 2009 and 2010.

The vast majority of the PSUs cancelled during fiscal year 2008, 449,701 shares, related to the 2005 grant of PSUs which had a 3-year measurement period.  During that period, actual earnings per share on a cumulative basis exceeded the threshold level, but did not reach the goal level, and thus, the underlying shares not earned from those PSUs were cancelled accordingly.  Per the provisions of the 1994 Stock and Incentive Plan, the shares related to these PSUs were added back to the Plan and became available for future issuance.

During fiscal year 2008, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals and directors, providing them with the opportunity to earn up to 183,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for employees (independent directors are not subject to individual performance factors).  These PSUs have only one measurement year (fiscal year 2008), with any shares earned at the end of fiscal year 2008 to vest and be issued 25% on or about May 1 of 2008, 2009, 2010 and 2011, respectively, provided that the participant remains employed by or associated with the Company on each such date.

As of December 30, 2007, there was approximately $1.6 million of total unrecognized compensation costs related to PSUs.  If the maximum target of PSUs outstanding were assumed to be earned, total unrecognized compensation costs would be approximately $6.0 million.

Stock Options:  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  As of December 30, 2007, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the nine months ended December 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	185,000	$8.07
Granted	—	—
Exercised	(50,000)	7.33
Cancelled	—	—
Outstanding and exercisable, end of period	135,000	8.34

Note 5.  Acquisition

On July 2, 2007, the Company acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries.  The purchase included substantially all of the non-cash business assets for an initial cash payment of approximately $650,000 and additional cash earn-out payments of up to approximately $2.8 million over a four-year period, contingent on the achievement of certain earnings thresholds.  The unaudited revenues earned by NetForce for calendar year 2006, prior to the acquisition, amounted to less than 1 percent of the amount of the Company’s total revenue for fiscal year 2007.

The Company has included the financial results of NetForce in its consolidated financial statements beginning July 2, 2007 (Acquisition Date).  Pro forma results have not been presented as the impact of the acquisition is not material and did not involve a significant amount of assets.  This business is included in the installation, test and maintenance segment.

For the period of July 2, 2007 through December 30, 2007, no additional earn-out has been accrued, because applicable annual fiscal year 2008 targets have not been met as of December 30, 2007.

Note 6.  Income Taxes

Effective April 2, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  As a result of the adoption of FIN 48, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007.  As of April 2, 2007, the Company had total gross unrecognized tax benefits of approximately $319,000, all of which, if recognized, would favorably affect the effective income tax rate in future periods. During the fiscal quarter ended December 30, 2007, there was a $86,400 decrease in unrecognized tax benefits, which includes a $196,200 reduction as a result of a lapse in state and federal statutes of limitations.  The Company does not reasonably expect any material changes in the estimated amount of unrecognized tax benefits prior to December 28, 2008.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  As of April 2, 2007, the total amount of accrued interest and penalties related to uncertain tax positions recognized in the consolidated balance sheet was $26,200.  The total amount of interest and penalties related to tax uncertainties recognized in the statement of income for the fiscal quarter and nine months ended December 30, 2007 was $10,200 and $46,300, respectively.

The Company files income tax returns in U.S. federal, state and local jurisdictions.  Income tax returns filed for fiscal years 2004 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2005 through 2007 remain open to examination by U.S. federal, state and local tax authorities.

Note 7.  Earnings Per Share

The dilutive effect of all options and PSUs outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Nine Months Ended
	December 30, 2007	December 24, 2006	December 30, 2007	December 24, 2006

Basic weighted average common shares outstanding	5,151,800	5,320,600	5,299,400	5,915,500
Effect of dilutive common stock equivalents outstanding	222,600	308,700	236,400	211,500
Diluted weighted average common shares outstanding	5,374,400	5,629,300	5,535,800	6,127,000

As of December 30, 2007, stock options with respect to 135,000 shares of common stock were outstanding. All outstanding options and earned but unvested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

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

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.  The Company’s goodwill at December 30, 2007 relates to acquisitions within its network infrastructure line of business.

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended December 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$13,778	$527	$3,705	$18,010
Resellers	17,084	62,975	2,318	82,377
SMUs and Governments	13,719	3,325	15,856	32,900
Total Commercial Revenues	44,581	66,827	21,879	133,287
Consumer Revenues	—	2,445	—	2,445
Total Revenues	$44,581	$69,272	$21,879	$135,732

Commercial Gross Profit:
Public Carriers and Network Operators	$3,247	$147	$822	$4,216
Resellers	4,946	12,116	678	17,740
SMUs and Governments	3,315	973	3,260	7,548
Total Commercial Gross Profit	11,508	13,236	4,760	29,504
Consumer Gross Profit	—	898	—	898
Total Gross Profit	$11,508	$14,134	$4,760	$30,402
Product Inventory	$22,256	$28,138	$4,077	$54,471

Fiscal Quarter ended December 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$14,965	$663	$3,434	$19,062
Resellers	16,527	58,980	2,625	78,132
SMUs and Governments	13,378	3,825	18,243	35,446
Total Commercial Revenues	44,870	63,468	24,302	132,640
Consumer Revenues	—	2,077	—	2,077
Total Revenues	$44,870	$65,545	$24,302	$134,717

Commercial Gross Profit:
Public Carriers and Network Operators	$3,413	$199	$856	$4,468
Resellers	4,242	13,628	712	18,582
SMUs and Governments	3,203	1,417	4,428	9,048
Total Commercial Gross Profit	10,858	15,244	5,996	32,098
Consumer Gross Profit	—	780	—	780
Total Gross Profit	$10,858	$16,024	$5,996	$32,878
Product Inventory	$19,079	$21,442	$19,363	$59,884

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine Months ended December 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$36,674	$1,676	$9,731	$48,081
Resellers	52,940	180,901	6,982	240,823
SMUs and Governments	37,156	10,088	48,921	96,165
Total Commercial Revenues	126,770	192,665	65,634	385,069
Consumer Revenues	—	7,611	—	7,611
Total Revenues	$126,770	$200,276	$65,634	$392,680

Commercial Gross Profit:
Public Carriers and Network Operators	$8,725	$471	$2,333	$11,529
Resellers	13,664	34,565	2,141	50,370
SMUs and Governments	9,349	3,137	10,048	22,534
Total Commercial Gross Profit	31,738	38,173	14,522	84,433
Consumer Gross Profit	—	2,811	—	2,811
Total Gross Profit	$31,738	$40,984	$14,522	$87,244

Product Inventory	$22,256	$28,138	$4,077	$54,471

Nine Months ended December 24, 2006
Commercial Revenues:
Public Carriers and Network Operators	$39,166	$2,051	$10,757	$51,974
Resellers	49,394	144,264	7,852	201,510
SMUs and Governments	37,246	10,668	58,544	106,458
Total Commercial Revenues	125,806	156,983	77,153	359,942
Consumer Revenues	—	5,371	—	5,371
Total Revenues	$125,806	$162,354	$77,153	$365,313

Commercial Gross Profit:
Public Carriers and Network Operators	$9,103	$603	$2,600	$12,306
Resellers	11,912	31,306	2,377	45,595
SMUs and Governments	8,463	3,393	18,882	30,738
Total Commercial Gross Profit	29,478	35,302	23,859	88,639
Consumer Gross Profit	—	2,354	—	2,354
Total Gross Profit	$29,478	$37,656	$23,859	$90,993

Product Inventory	$19,079	$21,442	$19,363	$59,884

Note 9.  Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program.  As of December 30, 2007, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion or expiration of the program.  As of December 30, 2007, the Company had purchased 2,140,974 shares for approximately $28.3 million, or an average of $13.20 per share.  Of the total shares repurchased, 346,107 shares were repurchased in fiscal year 2008 at an average price of $13.96 per share.  As of December 30, 2007, 254,593 shares remained available for repurchase under this program.

Note 10.  Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the fiscal quarter and nine months ended December 30, 2007, sales of products to the Company’s top customer relationship, AT&T Mobility (formerly Cingular Wireless LLC), accounted for 24% and 25% of total revenues, respectively.  For the fiscal quarter and nine months ended December 30, 2007, sales of products to the Company’s Nokia Inc. (Nokia) repair and replacement component relationship accounted for 8% of total revenues, respectively.  The Nokia relationship is a complete supply chain relationship and, therefore, the Company has no alternative sources of supply, and the Company’s purchases, and ultimately its resale of these products, is dependent upon the continuation of the Nokia relationship.  The Company also sells products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, the Company would maintain the ability to sell these other products to these customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended April 1, 2007.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.  Although we sell products to customers in over 100 countries, approximately 96% of our sales are made to customers in the United States.  We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.  Due to the diversity of our business, we are not significantly affected by seasonality.  However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season.  Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include data devices, pagers and two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers, as well as self-maintained users.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 50% of all of our mobile devices and accessory product sales for the fiscal quarter and nine months ended December 30, 2007 were generated from sales to AT&T Mobility (AT&T) (formerly Cingular Wireless LLC).  Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment.  Approximately 50% of all of our installation, test and maintenance sales for the fiscal quarter and nine months ended December 30, 2007 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.  Beginning in fiscal year 2008, we expanded our regular review within each segment from three to four categories.  These categories are:  (1) commercial public carriers and network operators; (2) commercial resellers; (3) commercial self-maintained users and governments; and (4) consumers.  These categories are described further below:

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

Our third quarter revenues increased by 0.8% compared to the third quarter of last year, but our gross profits declined by 7.5%.  This revenue growth was driven by our mobile devices and accessories commercial line of business.  Gross profits increased in our network infrastructure commercial line of business as compared with the third quarter of last year.  However, the increase in gross profit from our network infrastructure line of business was more than offset by a decline in our installation, test and maintenance line of business due to gross profits from our Nokia relationship returning to historical levels as we had discussed in previous quarters, as well as a decline in gross profits from our mobile devices and accessories line of business.  This overall decrease in gross profit, partially offset by a decrease in operating expenses, resulted in a 6.5% decline in diluted earnings per share over the prior-year quarter.

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and nine months ended December 30, 2007 and December 24, 2006:

	Fiscal Quarters Ended				Nine Months Ended
(Amounts in thousands, except per share data)	December 30, 2007	December 24, 2006	$ Change	% Change	December 30, 2007	December 24, 2006	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$13,778	$14,965	$(1,187)	(7.9%)	$36,674	$39,166	$(2,492)	(6.4%)
Resellers	17,084	16,527	557	3.4%	52,940	49,394	3,546	7.2%
SMUs and Governments	13,719	13,378	341	2.5%	37,156	37,246	(90)	(0.2%)
Total Network Infrastructure	44,581	44,870	(289)	(0.6%)	126,770	125,806	964	0.8%
Mobile Devices and Accessories:
Public Carriers and Network Operators	527	663	(136)	(20.5%)	1,676	2,051	(375)	(18.3%)
Resellers	62,975	58,980	3,995	6.8%	180,901	144,264	36,637	25.4%
SMUs and Governments	3,325	3,825	(500)	(13.1%)	10,088	10,668	(580)	(5.4%)
Total Mobile Devices and Accessories	66,827	63,468	3,359	5.3%	192,665	156,983	35,682	22.7%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,705	3,434	271	7.9%	9,731	10,757	(1,026)	(9.5%)
Resellers	2,318	2,625	(307)	(11.7%)	6,982	7,852	(870)	(11.1%)
SMUs and Governments	15,856	18,243	(2,387)	(13.1%)	48,921	58,544	(9,623)	(16.4%)
Total Installation, Test and Maintenance	21,879	24,302	(2,423)	(10.0%)	65,634	77,153	(11,519)	(14.9%)
Total Commercial Revenues	133,287	132,640	647	0.5%	385,069	359,942	25,127	7.0%
Consumer Revenues— Mobile Devices and Accessories	2,445	2,077	368	17.7%	7,611	5,371	2,240	41.7%
Total Revenues	$135,732	$134,717	$1,015	0.8%	$392,680	$365,313	$27,367	7.5%
Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,247	$3,413	$(166)	(4.9%)	$8,725	$9,103	$(378)	(4.2%)
Resellers	4,946	4,242	704	16.6%	13,664	11,912	1,752	14.7%
SMUs and Governments	3,315	3,203	112	3.5%	9,349	8,463	886	10.5%
Total Network Infrastructure	11,508	10,858	650	6.0%	31,738	29,478	2,260	7.7%
Mobile Devices and Accessories:
Public Carriers and Network Operators	147	199	(52)	(26.1%)	471	603	(132)	(21.9%)
Resellers	12,116	13,628	(1,512)	(11.1%)	34,565	31,306	3,259	10.4%
SMUs and Governments	973	1,417	(444)	(31.3%)	3,137	3,393	(256)	(7.5%)
Total Mobile Devices and Accessories	13,236	15,244	(2,008)	(13.2%)	38,173	35,302	2,871	8.1%
Installation, Test and Maintenance:
Public Carriers and Network Operators	822	856	(34)	(4.0%)	2,333	2,600	(267)	(10.3%)
Resellers	678	712	(34)	(4.8%)	2,141	2,377	(236)	(9.9%)
SMUs and Governments	3,260	4,428	(1,168)	(26.4%)	10,048	18,882	(8,834)	(46.8%)
Total Installation, Test and Maintenance	4,760	5,996	(1,236)	(20.6%)	14,522	23,859	(9,337)	(39.1%)
Total Commercial Gross Profit	29,504	32,098	(2,594)	(8.1%)	84,433	88,639	(4,206)	(4.7%)
Consumer Gross Profit—Mobile Devices and Accessories	898	780	118	15.1%	2,811	2,354	457	19.4%
Total Gross Profit	30,402	32,878	(2,476)	(7.5%)	87,244	90,993	(3,749)	(4.1%)
Selling, general and administrative expenses	27,729	29,730	(2,001)	(6.7%)	81,738	81,554	184	0.2%
Income from operations	2,673	3,148	(475)	(15.1%)	5,506	9,439	(3,933)	(41.7%)
Interest, net	160	324	(164)	(50.6%)	337	660	(323)	(48.9%)
Income before provision for income taxes	2,513	2,824	(311)	(11.0%)	5,169	8,779	(3,610)	(41.1%)
Provision for income taxes	978	1,059	(81)	(7.6%)	2,052	3,305	(1,253)	(37.9%)
Net income	$1,535	$1,765	$(230)	(13.0%)	$3,117	$5,474	$(2,357)	(43.1%)
Diluted earnings per share	$0.29	$0.31	$(0.02)	(6.5%)	$0.56	$0.89	$(0.33)	(37.1%)

Third Quarter of Fiscal Year 2008 Compared with Third Quarter of Fiscal Year 2007

Revenues.  Revenues for the third quarter of fiscal year 2008 increased 0.8% as compared with the third quarter of fiscal year 2007, primarily due to a 0.5% growth in commercial revenues and, to a much lesser extent, a 17.7% increase in consumer revenues.  While sales in our network infrastructure and installation, test, and maintenance lines of business declined, sales in our mobile devices and accessories line of business grew.

Network infrastructure sales decreased 0.6% as compared with the third quarter of fiscal year 2007, as a result of lower sales of broadband products, primarily to public carriers and network operators, partially offset by higher sales of radio frequency propagation and site support products across all of our market categories.  Our overall decline in sales of network infrastructure products was in sales to public carriers, partially offset by an increase in sales to resellers and SMUs and governments, which is the result of our focus on diversification beyond the traditional infrastructure carrier customer.

Sales in the mobile devices and accessories line of business increased 5.7% in the third quarter of fiscal year 2008, as compared with the same period last year.  The increase was due to a 5.3% increase in commercial sales and, to a much lesser extent, a 17.7% increase in consumer sales.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but also to SMUs and governments and public carriers and network operators, was primarily due to increased sales to our smaller resellers and users.  Sales to a large national tier-one carrier declined by 3.4%.

Revenues from our installation, test and maintenance line of business had a 10.0% decrease from the prior-year quarter, primarily due to a decrease in the sale of repair components related to our major repair components relationship with Nokia.

Gross Profit.  Gross profit for the third quarter of fiscal year 2008 decreased 7.5% as compared with the third quarter of fiscal year 2007. Total commercial gross profit decreased 8.1%, while consumer gross profit increased 15.1%.  Gross profit margin decreased to 22.4% in the third quarter of fiscal year 2008 from 24.4% in third quarter of fiscal year 2007.  Gross profit margin in our network infrastructure segment increased from 24.2% in the third quarter of fiscal year 2007 to 25.8% in the third quarter of fiscal year 2008.  Gross profit margin in our mobile devices and accessories segment decreased to 20.4% in the third quarter of this fiscal year from 24.4% in the third quarter of last fiscal year.  This decline was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which decreased to 19.8% in the third quarter of fiscal year 2008 from 24.0% for the third quarter of fiscal year 2007, principally due to product mix in sales to a large tier-one carrier and other retail customers.  Consumer gross profit margin for our mobile devices and accessories decreased to 36.7% in the third quarter of this fiscal year from 37.6% for the third quarter of last fiscal year.  Gross profit margin in our installation, test and maintenance line of business decreased from 24.7% in the third quarter of fiscal year 2007 to 21.8% in the third quarter of fiscal year 2008.  This decline was due primarily to the return to historical levels of gross profit attributable to our Nokia repair and replacement parts relationship as a result of price changes as we discussed on previous occasions.  Generally, our gross margins by product within these segments have been sustained, except as noted above for gross margins attributable to our relationships with a large tier-one carrier and Nokia, and generally these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased by 6.7% in the third quarter of fiscal year 2008 as compared with the third quarter of fiscal year 2007.  Selling, general and administrative expenses as a percentage of revenues decreased to 20.4% in the third quarter of fiscal year 2008 from 22.1% in the third quarter of fiscal year 2007.  The largest factors contributing to the decrease in total selling, general and administrative expenses were decreased marketing, sales promotion, freight expense and bonus accruals, during the third quarter of fiscal year 2008.

Marketing and sales promotion expenses decreased by approximately $1.8 million in the third quarter of fiscal year 2008 as compared with the third quarter of fiscal year 2007, primarily due to lower racks and graphics expense associated with our large tier-one carrier in the third quarter of fiscal year 2008, as well as decreased expense for media and advertising campaigns.

Freight expense decreased by approximately $468,500 due to increased productivity in our freight operations.

Labor expenses related to business generation and fulfillment activities increased over the prior-year quarter.  These increases are reflective of our increased focus on our commercial business.  However, the increase in labor cost was offset by decreased accruals related to our bonus program.  Total labor costs, including benefits, increased by approximately $1.1 million from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008, offset by an approximately $1.4 million decrease in our bonus expense in the third quarter of fiscal year 2008 as compared with the third quarter of fiscal year 2007.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $258,100 and $302,600 for the third quarter ended December 30, 2007 and December 24, 2006, respectively.

Interest, Net.  Net interest expense decreased from $323,800 in the third quarter of fiscal year 2007 to $161,000 in the third quarter of fiscal year 2008, primarily due to decreased average borrowings on our revolving line of credit facility as well as decreased interest rates.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the third quarter of fiscal year 2008 was 38.9% as compared with 37.5% in the third quarter of fiscal year 2007.  The increase in the tax rate is primarily attributable to an increase in non-deductible expenses as a percentage of income, as well as changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the third quarter of fiscal year 2008 decreased 13.0% and 6.5%, respectively, compared to the prior-year quarter.

First Nine Months of Fiscal Year 2008 Compared with First Nine Months of Fiscal Year 2007

Revenues.  Revenues for the first nine months of fiscal year 2008 increased 7.5% as compared with the first nine months of fiscal year 2007, primarily due to a 7.0% growth in commercial revenues and, to a much lesser extent, a 41.7% increase in consumer revenues.  While we grew sales in our network infrastructure and mobile devices and accessories lines of business, sales in our installation, test and maintenance line of business decreased.

Network infrastructure sales increased 0.8% as compared with the first nine months of fiscal year 2007, primarily due to an increase in sales of radio frequency products primarily to resellers, partially offset by a decline in revenues of broadband products primarily in the networks carriers and public operators market category.  Our growth in sales of network infrastructure product was in sales to resellers, as we have focused on diversification beyond the traditional infrastructure carrier customer.

Sales in the mobile devices and accessories line of business increased 23.4% in the first nine months of fiscal year 2008, as compared with the prior-year period.  The increase was due to a 22.7% increase in commercial sales, and, to a much lesser extent, a 41.7% increase in consumer sales.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but also to SMUs and governments and public carriers and network operators, was primarily due to increased sales to a large national tier-one carrier, as well as other smaller resellers and users.

Revenues from our installation, test and maintenance line of business had a 14.9% decrease from the prior year, primarily due to a large decrease in sales of repair parts related to our major repair components relationship with Nokia.

Gross Profit.  Gross profit for the first nine months of fiscal year 2008 decreased 4.1% as compared with the first nine months of fiscal year 2007. Total commercial gross profit decreased 4.7%, while consumer gross profit increased 19.4% over the prior year.  Gross profit margin decreased to 22.2% in the first nine months of fiscal year 2008 from 24.9% in the first nine months of fiscal year 2007.  Gross profit margin in our network infrastructure segment increased to 25.0% in the first nine months of fiscal year 2008 from 23.4%in the first nine months of 2007.  In our installation, test and maintenance segment, gross profit margin decreased to 22.1% in the first nine months of fiscal year 2008 from 30.9% in the first nine months of fiscal year 2007, primarily due to price changes related to our Nokia relationship.  Gross profit margin in our mobile devices and accessories segment decreased to 20.5% in the first nine months of fiscal year 2008 from 23.2% in the first nine months of fiscal year 2007, primarily due to product mix in sales to a large tier-one carrier.  Commercial gross profit margin for our mobile devices and accessories decreased to 19.8% in the first nine months of fiscal year 2008 from 22.5% for the first nine months of fiscal year 2007.  Consumer gross profit margin for our mobile devices and accessories line of business decreased to 36.9% in the first nine months of this fiscal year from 43.8% for the first nine months of last fiscal year.  Generally, our gross margins by product within these segments have been sustained, except as noted above for gross profits attributable to our relationships with a large tier-one carrier and Nokia, and generally these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 0.2% in the first nine months of fiscal year 2008 as compared with the first nine months of fiscal year 2007.  Selling, general and administrative expenses as a percentage of revenues decreased to 20.8% in the first nine months of fiscal year 2008 from 22.3% in the first nine months of fiscal year 2007.  The largest factors contributing to the increase in total selling, general and administrative expenses were increased occupancy costs and labor expenses related to business generation activities in support of our continued increased focus on our commercial business, partially offset by decreased marketing and sales promotion expenses as well as decreased bonus accruals during the first nine months of fiscal year 2008.

Occupancy costs increased by approximately $717,700 in the first nine months of fiscal year 2008 as compared with the first nine months of fiscal year 2007, primarily due to rent and building maintenance costs related to our lease arrangement for additional office and warehouse space in Hunt Valley, Maryland beginning July 1, 2007.

Labor expenses related to business generation and fulfillment activities increased over the prior year.  These increases are reflective of our increased focus on our commercial business.  The increase in labor cost has been partially offset by decreased accruals related to our bonus program.  Total labor costs, including benefits, increased by approximately $4.6 million from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008.  This increase was partially offset by an approximately $4.4 million decrease in our bonus expense in the first nine months of fiscal year 2008 as compared with the first nine months of fiscal year 2007.

Marketing and sales promotion expenses decreased by approximately $1.7 million in the first nine months of fiscal year 2008 as compared with the first nine months of fiscal year 2007, primarily due to lower racks and graphics expense associated with our large tier-one carrier in the first nine months of fiscal year 2008 as well as decreased expense for media and advertising campaigns.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $566,200 and $974,600 for the first nine months of fiscal year 2008 and fiscal year 2007, respectively, primarily due to improved collections of outstanding accounts.

Interest, Net.  Net interest expense decreased from $659,600 in the first nine months of fiscal year 2007 to $337,800 in the first nine months of fiscal year 2008, primarily due to decreased average borrowings on our revolving line of credit facility as well as decreased interest rates.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first nine months of fiscal year 2008 was 39.7% as compared with 37.6% in the first nine months of fiscal year 2007.  The increase in the tax rate is primarily attributable to changes in our relationship between non-deductible expenses and taxable income, as well as changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the first nine months of fiscal year 2008 decreased 43.1% and 37.1%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Nine Months Ended
	December 30, 2007	December 24, 2006
Cash flow provided by operating activities	$472,800	$14,938,600
Cash flow used in investing activities	(4,612,900)	(7,478,100)
Cash flow provided by (used in) financing activities	1,252,000	(9,747,400)
Net decrease in cash and cash equivalents	$(2,888,100)	$(2,286,900)

We generated $0.5 million of net cash from operating activities in the first nine months of fiscal year 2008 compared with $14.9 million in the first nine months of fiscal year 2007.  In the first nine months of fiscal year 2008, our cash inflow from operating activities was primarily driven by net income, net of certain non-cash elements such as deprecation and amortization and non-cash stock compensation, offset by a decrease in cash due to changes in net working capital.  The working capital change primarily consisted of significant inventory purchases as we increased our stocked product offering, including wireless broadband products and phone accessories, as well as an increase in trade accounts receivable due to the timing of sales and collections, partially offset by increased accounts payable as a result of the increase in inventory.

Capital expenditures of $2.3 million in the first nine months of fiscal year 2008 were down from expenditures of $2.9 million in the first nine months of fiscal year 2007.  In both periods, capital expenditures primarily consisted of investment in information technology and, in fiscal year 2007, training equipment.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $15.5 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded, if earnings targets are achieved.  For the nine month period ended December 30, 2007, approximately $1.7 million was paid for additional earn-out payments based on the achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  As of December 30, 2007, an additional earn-out of $810,900 has been accrued and is anticipated to be paid, along with any additional amounts earned, in the first quarter of fiscal year 2009.  In accordance with the acquisition agreement, these earn-out amounts are net of $375,000 (one quarter of the $1.5 million prepayment) of the non-refundable prepayment against future earn-out payments discussed above.

On July 2, 2007, we acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries.  The purchase included substantially all of the non-cash business assets for an initial cash payment of approximately $650,000 and additional cash earn-out payments of up to approximately $2.8 million over a four-year period, contingent on the achievement of certain earnings thresholds.  As of December 30, 2007, there is no accrual for additional earn-out payments, because applicable fiscal year 2008 targets have not been met as of December 30, 2007.

Net cash provided by financing activities was $1.3 million in the first nine months of fiscal year 2008 compared with a net cash outflow from financing activities of $9.7 million for the first nine months of fiscal year 2007.  For fiscal year 2008, our cash provided by financing activities was primarily due to net borrowings on our revolving line of credit and excess tax benefits from stock-based compensation, partially offset by the purchase of treasury stock.  For fiscal year 2007, our cash outflow from financing activities was primarily related to treasury stock purchases, partially offset by net borrowings on our revolving line of credit.  During the first nine months of fiscal year 2008, we repurchased 346,107 shares of our outstanding common stock pursuant to our stock buyback program, compared with 1,043,813 shares purchased during the first nine months of fiscal year 2007.  From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the third quarter of fiscal year 2008, a total of 2,140,974 shares have been purchased under this program for approximately $28.3 million, or an average price of $13.20 per share.  The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate, and therefore, 254,593 shares remained available to be purchased as of the end of the third quarter of fiscal year 2008.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion or expiration of this program.

We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for at least the next twelve months.  To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility.  In doing so, the balance on our revolving line of credit facility could increase depending on our working capital and other cash needs.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all.

We expect to see a decrease in net cash flow from operations during the fourth quarter of fiscal year 2008.  This is in part a result of the increase in inventory that continued in the third quarter which will be paid during the fourth quarter.

On May 31, 2007, we replaced our previously existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with both SunTrust Bank and Wachovia Bank, N.A.  The previous facility was established in September 2003 and had a term expiring in September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%.  The new facility has a term expiring May 2010, with interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base.  This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants also apply to a separate but related term loan secured by our Hunt Valley, Maryland facility.  The terms applicable to the new revolving line of credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.  As of December 30, 2007, we had $43.9 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.

On May 1, 2007, we entered into a Second Amendment of Agreement of Lease with Atrium Building LLC, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease, dated November 3, 2003, as previously amended January 23, 2007, under which we lease approximately 94,000 square feet in Timonium, Maryland, where our corporate and administrative offices are located.  The rental rate ranges from $124,700 to $144,600 per month at the close of the extended term.  The contractual cash obligations under this amendment as of December 30, 2007 are $374,200, $3,068,900, $3,255,800 and $1,267,700 for fiscal years 2008, 2009 through 2010, 2011 through 2012, and thereafter, respectively.

On June 1, 2007, we entered into a Lease with MERRITT/BAVAR-VA, LLC, under which we lease approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to our Global Logistics Center, for a term beginning July 1, 2007 and expiring September 30, 2011.  The monthly rental fee ranges from $35,700 to $38,500 throughout the lease term. The contractual cash obligations under this agreement as of December 30, 2007 are $107,200, $882,300 and $611,700 for fiscal years 2008, 2009 through 2010, and 2011 through 2012, respectively.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until November 15, 2008.  We are reviewing SFAS No. 157 to determine the impact of adoption on our financial statements.

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

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  We are reviewing SFAS No. 141(R) to determine the impact of adoption on our financial statements.

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

Item 4T.  Controls and Procedures.

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

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007, except that we now revise the paragraph included among those risk factors related to ownership of our common stock under the heading “It may be difficult for a third party to acquire the Company, which could affect the price of our common stock” to read as follows.

It may be difficult for a third party to acquire the Company, which could affect the price of our common stock.

                Certain provisions of our certificate of incorporation and bylaws, certain arrangements to which we are party, and applicable provisions of Delaware corporate law may each make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management.  These provisions include a classified Board of Directors with staggered three-year terms, advance notice bylaws, and limitations on the removal of directors other than for cause, and then only upon the affirmative vote of 75% of our outstanding common stock.   In addition, on February 1, 2008, our Board of Directors adopted a stockholder rights plan pursuant to which one preferred stock purchase right was distributed on each common share held of record as of the close of business on February 11, 2008.  The rights become exercisable under certain circumstances following the announcement that any person has acquired 20% or more of our common stock, or the announcement that any person has commenced a tender offer for 20% of our common stock (in each case, with certain limited exceptions).  Under specified conditions, each right (other than those held by the person or persons acquiring or making a tender offer for our stock, which rights become void under the rights plan) will entitle the holder to purchase, at the exercise price provided for under the plan, our common stock (or if we are acquired in a merger or other business combination, common stock of the acquirer) having a then current value of two times the exercise price.  In addition, on February 1, 2008 our Board of Directors amended our bylaws to provide that a special meeting of stockholders shall be called upon a request in writing by the holders of stock of all classes representing at least 50% of the votes possessed by all classes then issued, outstanding and entitled to vote at the meeting.  We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained.  Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the third quarter of fiscal year 2008.

Issuer Purchases of Equity Securities

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2007 through October 28, 2007	—	$ N/A	—	254,593
October 29, 2007 through December 2, 2007	—	N/A	—	254,593
December 3, 2007 through December 30, 2007	—	N/A	—	254,593
Total	—	$ N/A	—	254,593

(1)	Periods indicated are fiscal accounting months for the third quarter of fiscal year 2008.
(2)	Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program.  As of December 30, 2007, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  During the third quarter of 2008, the Company did not repurchase any shares of its common stock.  As of December 30, 2007, we had purchased an aggregate of 2,140,974 shares of our outstanding common stock pursuant to this program for approximately $28.3 million, or an average price of $13.20 per share.  Accordingly, as of December 30, 2007, 254,593 shares remained available for repurchase.  Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion or expiration of the program.

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

TESSCO TECHNOLOGIES INCORPORATED

Date:	February 13, 2008	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)