Form 10-K
period 2008-03-30
TESSCO TECHNOLOGIES INC
filed 2008-06-12
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-24746

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a  well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a  shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 30, 2007, was $56,052,996.

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of June 4, 2008, was 5,306,362.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Shareholders scheduled to be held July 24, 2008, are incorporated by reference into Part III.

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

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Global Market (symbol: TESS) since 1994. Today, we operate 24 hours a day, seven days a week, under ISO 9001:2000 registration. Our solution offering falls within the broad business segment categories of network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

We currently serve an average of approximately 8,700 commercial customers whose purchases each exceed $250 per month, and 2,300 consumers per month, including a diversified mix of carrier and public network operators, infrastructure site owners, program managers, contractors and integrators, industrial and enterprise self-maintained users, governments, manufacturers, repair centers, retailers, dealers and value-added resellers, affinity partners and consumers.

On November 29, 2006, we issued a stock dividend in order to effect a 3-for-2 stock split of our common stock. The share prices and number of shares included in this Annual Report on Form 10-K prior to the November 29, 2006 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

Products and Services

We identify, select, present, market, sell, supply, and support products and services required to design, build, run, maintain and use a wireless system. We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to $75,000 and gross profit margins ranging from less than 5% to over 95%. During fiscal year 2008, we offered products classified into our three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance products, which accounted for approximately 32%, 52% and 16% of revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs). Products include base station antennas, cable and transmission lines, fixed broadband equipment, filtering systems, small towers, lightning protection devices, connectors and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting and logistics integration. Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, and car antennas, as well as two-way radios and related accessories. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, such as providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, replacement and component parts and supplies required by service technicians. For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 10 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

While we principally provide manufacturer brand-name products, a variety of products, which are primarily subscriber accessory products and infrastructure accessory components, are developed and offered under TESSCO owned-brands, Wireless Solutions®, TerraWave® and Airstream. Also, our WLAN certification training is offered under our GigaWave® trade name. We have not incurred significant research and development expenditures in any of the last three fiscal years.

Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control. Knowledge solutions include the entire suite of TESSCO publications that focus on product choice comparison, with comprehensive specifications organized by product, not manufacturer, reinforced by engineering, sales and technical support staff and hands-on training programs. Configuration services are comprised of customized product kitting, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale. Our delivery system allows the customer to select 1-, 3- or 5-day “just-in-time” delivery, to specific delivery locations, designed to eliminate the customer’s need for staging and warehousing. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product and usage tracking and history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 5% of revenues in each of the past three fiscal years.

As of March 30, 2008, we offered products purchased from approximately 360 manufacturers. A substantial portion of our inventory purchases are concentrated with a small number of vendors. In fiscal year 2008, products purchased from our largest vendor, Motorola Inc., generated approximately 16% of our revenue. Our next nine top vendors accounted for approximately 33% of our fiscal year 2008 revenues, thus resulting in revenue from sales of products purchased from our top ten vendors of approximately 49% of our total revenues. Although we do not maintain long-term supply contracts with our vendors, we believe that, for other than those products purchased by us as part of our affinity relationships as described below, alternative sources of supply are available for many of the product types we carry. The agreements and arrangements on which most of our affinity relationships are based, are of limited duration and terminable by either party upon several months or otherwise short notice.

In mid-September 2005, T-Mobile, previously our largest affinity and overall customer relationship, completed its transition from the TESSCO provided e-commerce marketing and sales system to an in-house Web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship.

We supply repair and replacement materials to authorized service centers for Nokia Inc. (Nokia) in the United States, Canada and Latin America. Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to approximately 1,200 separate and distinct service centers, accounted for approximately 8% of our total revenues in fiscal year 2008. This relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, is dependent upon the continuation of the Nokia relationship. We also sell products other than Nokia repair and replacement materials to many of these customers. Absent this arrangement with Nokia, we would maintain the ability to sell these other products to these customers.

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

Customers

Our customer base consists of commercial customers and consumers, which accounted for approximately 98% and 2%, respectively, of fiscal year 2008 revenues. Commercial customers share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system. Beginning in fiscal year 2008, we categorize our commercial customers into three different categories:  1) public carriers and network operators, 2) resellers and 3) self-maintained users (SMUs) and governments, which accounted for approximately 12%, 62% and 24%, respectively, of fiscal year 2008 revenues.

Public carriers and network operators are system operators that are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers.

Resellers include dealers and resellers that sell, install and service cellular telephone, paging and two-way radio communications equipment primarily for the consumer and small business markets. These resellers include local and national proprietorships and retailers.

SMUs and government customers include commercial entities such as major utilities, transportation companies and installation centers and federal agencies and state and local governments, including public safety organizations.

Consumers place orders for devices and related accessories via telephone and the Internet primarily through our affinity-marketing programs. Under these programs, we collaborate with our affinity-marketing clients to market to their customers under their brands. In many cases, we act as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from our inventory and collecting payment. Our affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments. In addition to our affinity programs, we maintain our own internally developed consumer Web site, YourWirelessSource.comTM, which offers cellular phone accessories from OEMs and Wireless Solutions®, our own private brand, and other complementary consumer wireless products.

Our largest customer relationship, AT&T Mobility (formerly Cingular Wireless), a top tier cellular carrier purchasing phone accessories, accounted for approximately 26% of our revenues during fiscal year 2008. Our next nine largest customer relationships accounted for 5% of our total revenues during fiscal year 2008, and therefore, our top ten customer relationships totaled 31% of our total revenues.

Although we currently service customers in over 100 countries, approximately 96% of our sales have been made to customers in the United States during each of the past three years. Due to our diverse product segments and our wide customer base, our business is not significantly affected by seasonality. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season. Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

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

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consist of these integrated units:

Market Development and Sales:  In order to meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on: public carrier and network operator (e.g., carriers, infrastructure site owners, program site managers, contractors and integrators); SMUs and governments (e.g., self-maintained users, governments, manufacturers, repair centers); resellers (e.g. retailers, dealers and value-added resellers); and consumers (e.g., affinity programs, Web store programs and fulfillment and consumer services). This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers’ needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 264,000 existing and potential customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship. The process is aimed at the attraction of prospects to TESSCO, the conversion of these prospects to buying customers, and the ultimate migration to loyal, total-source monthly buyers.

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

We utilize our WPKS to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide, which is distributed annually to more than 60,000 current and prospective buyers; The Wireless Journal®, a bi-monthly trade journal with an annual circulation of approximately 480,000, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update, which is emailed monthly to more than 100,000 different individuals, and is uniquely produced for various portions of our customer base; the family of Wireless Bulletins including The Wireless Bulletin for Accessories for Handsets & Music Devices, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed throughout different times of the year and have an annual circulation of approximately 445,000; The Wireless Guide At-a-Glance, which is annually distributed to more than 100,000 individuals, Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®.

TESSCO.com® is our ecommerce site. It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions. Intended for our commercial customers who design, build, run, maintain and use everything wireless, its feature-rich capabilities include:

•                  Electronic versions of various Knowledge Tools, including: The Wireless Update, The Wireless Journal®, and five customized versions of The Wireless Bulletin;

•                  13 product search options, ranging from key word searches to product category browsing;

•                  Real-time pricing and product availability;

•                  Easy ordering capabilities, including a recently-improved worksheet ordering tool which allows for the construction and configuration of a total-source order; additionally, worksheets can be saved with or without protection, as well as copied, shared, uploaded and emailed;

•                  Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;

•                  Order reservations, order status, back-order details and four-month order history;

•                  The ability to view invoices online and customer-specific pricing, based on our tiered pricing levels tied to a customer’s aggregate purchase volume;

•                  Comprehensive, targeted marketing pages for more than 200 product solutions;

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

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 30, 2008 and April 1, 2007, we had an immaterial level of backlog orders. Most backlog orders as of March 30, 2008, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 30, 2008 and April 1, 2007, inventory write-offs, excluding purchases from vendors for whom we hold goods on consignment, were 1.2% and 1.0% of total purchases, respectively. In many cases, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2008 and 2007 were 9.3 and 8.6, respectively. This increase is largely due to an amended repair parts and components arrangement implemented with Nokia in the fourth quarter of fiscal year 2007, in which inventory formerly owned by us, became held by us on a consignment basis.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The average number of commercial customers whose purchases each exceed $250 per month increased from 8,400 in fiscal year 2007 to 8,700 in fiscal year 2008. An average of 3,200 consumer end-users were served per month in fiscal year 2008 as compared with 7,100 in fiscal year 2007. This decline in consumers is due to changes in relationships with some of our affinity partners.

Fulfillment and Distribution:  Orders are received at our Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas customer sales support centers. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated materials-handling system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, minimize multiple product shipments to complete an order and limit inventory duplication. Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. Orders are delivered to customers by a variety of freight line and parcel transportation carrier partners with whom we contract.

Delivery charges are generally calculated on the basis of the weight of the products ordered and on the delivery service requested, not distance to the customer. We generally believe that this approach, combined with our Performance and Delivery Guarantee, which emphasizes on-time delivery instead of shipment dates, enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make us their total source supplier.

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

Acquisitions

In July 2007, we acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries. The purchase included substantially all of the non-cash business assets for an initial cash payment of approximately $659,500 and potential additional cash earn-out payments of up to approximately $2.8 million over a four-year period, contingent on the achievement of certain earnings thresholds.

In April 2006, we acquired the non-cash assets and businesses of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a prepayment against future earn-out payments, if earned). To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover the remainder of this prepayment. The maximum amount of contingent future earn-out payments as of March 30, 2008 (after subtracting the $1.5 million prepayment) is $13.3 million.

The TerraWave business designs, configures and offers Wi-Fi products and accessories, many of which are branded under TerraWave’s private label. Some of the TerraWave-branded products are sold with products of Cisco Systems under Cisco’s Strategic Technology Integrator program. The GigaWave business provides curriculum development and hands-on, instructor-led training courses for the Wireless Local Area Network (WLAN) industry. GigaWave develops and delivers wireless networking courseware for Cisco Systems, allowing IT professionals to obtain Cisco Wireless Certifications.

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, such as Hutton Communications, Cellstar, Brightpoint, Embarq Logistics, Anixter, Westcon, Comstor, Tech Data, Ingram Micro, Superior Communications, Site Pro 1 and Wincomm, as well as numerous regional distributors, including Talley Communications and Alliance Semiconductor. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 360 manufacturers provide us with a significant competitive advantage over new entrants to the market. Some of our current competitors, particularly certain manufacturers, have substantially greater capital resources and sales and distribution capabilities. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2008 and there are no material expenditures planned for such purposes in fiscal year 2009.

Employees

As of March 30, 2008, we had 857 full-time equivalent employees. Of our full-time equivalent employees, 386 were engaged in customer and vendor service, marketing, sales and product management, 379 were engaged in fulfillment and distribution operations and 92 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	64	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is chairman, president and chief executive officer and founded the current business in 1982.

David M. Young	37	Senior Vice President, Chief Financial Officer and Corporate Secretary

David M. Young joined the Company in July 1999 and has served as senior vice president and chief financial officer since March 2006. Between April 2002 and February 2006, Mr. Young served as a vice president, and between February 2005 and March 2006, he served as acting chief financial officer. Prior to February 2005, Mr. Young served as the Company’s controller. Since March 2004, Mr. Young has served, and continues to serve, as Corporate Secretary. Prior to joining the Company, Mr. Young served as assistant vice president and assistant corporate controller at Integrated Health Services, Inc..

Gerald T. Garland	57	Senior Vice President of Solutions Development and Product Management

Gerald T. Garland rejoined the Company in April 2003 and has served as senior vice president of solutions development and product management since April 2006. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004 and as senior vice president of the network infrastructure line of business since April 2003. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc.. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Douglas A. Rein	48	Senior Vice President of Performance Systems and	Douglas A. Rein joined the Company in July 1999 as senior vice president of performance systems and operations.

		Operations	Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Said Tofighi	53	Senior Vice President of Market Development and Sales

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

If any of our distribution centers in Hunt Valley, Maryland or Reno, Nevada, were to be significantly damaged or destroyed, we could suffer a loss of product inventory and our ability to conduct our business in the ordinary course could be materially and adversely affected. Similarly, if our office location in Hunt Valley, Maryland or San Antonio, Texas were to be significantly damaged or destroyed, our ability to conduct marketing, sales and other corporate activities in the ordinary course could be adversely affected.

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

We may incur product liability claims which could be costly and could harm our reputation.

The sale of our products involves risk of product liability claims against us. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could harm our business.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

It may be difficult for a third party to acquire the Company, which could affect the price of our common stock.

Certain provisions of our certificate of incorporation and bylaws, certain arrangements to which we are party, and applicable provisions of the Delaware General Corporation Law (DGCL) may each make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management.  These provisions include a classified Board of Directors with staggered three-year terms, advance notice bylaws, and limitations on the removal of directors other than for cause, and then only upon the affirmative vote of 75% of our outstanding common stock.   In addition, on February 1, 2008, our Board of Directors adopted a stockholder rights plan pursuant to which one preferred stock purchase right was distributed on each common share held of record as of the close of business on February 11, 2008. The rights become exercisable under certain circumstances following the announcement that any person has acquired 20% or more of our common stock, or the announcement that any person has commenced a tender offer for 20% of our common stock (in each case, with certain limited exceptions). Under specified conditions, each right (other than those held by the person or persons acquiring or making a tender offer for our stock, which rights become void under the rights plan) will entitle the holder to purchase, at the exercise price provided for under the plan, our common stock (or if we are acquired in a merger or other business combination, common stock of the acquirer) having a then current value of two times the exercise price. Also see Note 19 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K. In addition, on February 1, 2008 our Board of Directors amended our bylaws to provide that a special meeting of stockholders shall be called upon a request in writing by the holders of stock of all classes representing at least 50% of the votes possessed by all classes then issued, outstanding and entitled to vote at the meeting. We are also afforded the protections of Section 203 of the DGCL, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained.  Any delay or prevention of a change of control transaction or changes in our Board of Directors or management could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares.

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 50% of our outstanding common stock as of March 30, 2008. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 25% of our outstanding common stock as of March 30, 2008. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.         Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC. On May 1, 2007, this lease was amended and now expires on December 31, 2012. Monthly rent payments range from $124,700 to $144,600 throughout the lease term. Additional sales and marketing offices are located in leased office space in San Antonio, Texas. Monthly rent there is approximately $7,000. West coast sales and fulfillment is facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. On June 1, 2007, we entered into a 3 year lease for 66,000 square feet of office and warehouse space adjacent to our GLC in Hunt Valley, Maryland. Monthly rent for the facility is approximately $35,000. While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations. The GLC is encumbered by a deed of trust as security for a term loan. See Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Each of our three business segments use all of our properties for either sales or fulfillment purposes.

Item 3.         Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Stock Market, now the NASDAQ Global Market, since September 28, 1994, under the symbol “TESS.” The quarterly range of prices per share during fiscal years 2007 and 2008 are as follows:

	High	Low
Fiscal Year 2007
First Quarter	$14.57	$11.97
Second Quarter	16.27	12.05
Third Quarter	23.50	15.32
Fourth Quarter	31.56	18.65

Fiscal Year 2008
First Quarter	$29.98	$18.82
Second Quarter	22.00	8.92
Third Quarter	19.90	12.26
Fourth Quarter	19.65	13.09

As of June 4, 2008, the number of shareholders of record of the Company was 61. We estimate that the number of beneficial owners as of that date was approximately 2,700.

We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. Our revolving credit facility prohibits the payment of cash dividends without the prior written consent of the lenders.

On November 29, 2006, we issued a stock dividend in order to effect a 3-for-2 stock split of our common stock. The share prices above prior to the November 29, 2006 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program. As of March 30, 2008, the Board of Directors has authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. Through the end of the fiscal year 2008, we have repurchased 2,140,974 shares through the program for approximately $28.3 million, or an average price of $13.20 per share. Of the total shares repurchased, 346,107 were repurchased in fiscal year 2008 at an average price of $13.96 per share and 1,043,813 were repurchased in fiscal year 2007 at an average price of $16.95 per share. An aggregate of 254,593 shares remain available for repurchase under this program. No repurchases were made in any month during the fourth quarter of fiscal year 2008. We also purchase shares from our employees and directors from time to time to facilitate employees minimum federal and state tax withholdings related to vested performance stock units. For fiscal years 2008 and 2007 this totaled $1,406,400 and $2,500, respectively.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 30, 2003 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of March 30, 2003 to March 30, 2008.  The graph assumes that all dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TESSCO Technologies Incorporated, The Russell 2000 Index
and a Peer Group

* $100 invested on 3/30/03 in stock or index-including reinvestment of dividends.

	3/30/2003	3/28/2004	3/27/2005	3/26/2006	4/1/2007	3/30/2008
TESSCO Technologies, Inc.	$100.00	$173.35	$198.65	$245.24	$548.92	$304.00
Russell 2000	100.00	160.09	170.72	211.61	227.60	196.63
Peer Group (1)	100.00	129.93	157.11	192.00	198.32	183.28

(1)  The peer group consists of the following:  Cellstar Corporation, Brightpoint, Inc., Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., Inphonic, Inc. and ScanSource Inc.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 30, 2008	April 1, 2007	March 26, 2006	March 27, 2005	March 28, 2004
STATEMENT OF INCOME DATA
Revenues	$520,968,200	$492,327,800	$477,329,300	$513,027,300	$352,674,300
Cost of goods sold	403,978,800	370,916,400	374,316,300	418,180,500	275,028,200
Gross profit	116,989,400	121,411,400	103,013,000	94,846,800	77,646,100
Selling, general and administrative expenses	108,875,700	109,208,800	94,268,800	84,747,400	73,444,300
Benefit from insurance proceeds (1)	—	—	—	—	(3,054,000)
Restructuring charges (2)	—	—	—	—	2,285,700
Income from operations	8,113,700	12,202,600	8,744,200	10,099,400	4,970,100
Interest, net	574,100	879,400	358,500	166,200	167,700
Income before provision for income taxes	7,539,600	11,323,200	8,385,700	9,933,200	4,802,400
Provision for income taxes	2,720,900	4,281,100	3,270,500	3,866,000	1,910,600
Net income	$4,818,700	$7,042,100	$5,115,200	$6,067,200	$2,891,800
Diluted earnings per share (4)	$0.88	$1.17	$0.80	$0.92	$0.43
Diluted weighted average shares outstanding (4)	5,463,400	6,016,000	6,411,500	6,560,900	6,703,500

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.5	75.3	78.4	81.5	78.0
Gross profit	22.5	24.7	21.6	18.5	22.0
Selling, general and administrative expenses	20.9	22.2	19.7	16.5	20.8
Benefit from insurance proceeds	—	—	—	—	(0.9)
Restructuring charges	—	—	—	—	0.6
Income from operations	1.6	2.5	1.8	2.0	1.4
Interest, net	0.1	0.2	0.0	0.0	0.0
Income before provision for income taxes	1.4	2.3	1.8	1.9	1.4
Provision for income taxes	0.5	0.9	0.7	0.7	0.5
Net income	0.9%	1.4%	1.1%	1.2%	0.8%

SELECTED OPERATING DATA
Average commercial buyers per month	12,300	11,900	10,900	9,900	9,400
Average consumer buyers per month	3,200	7,100	20,600	36,100	34,500
Return on assets (3) (5)	3.6%	5.6%	3.6%	4.2%	2.1%
Return on equity (3) (6)	8.2%	11.5%	8.1%	10.4%	4.4%

BALANCE SHEET DATA
Working capital	$36,714,400	$33,527,300	$45,704,400	$41,000,200	$37,330,100
Total assets	143,798,600	123,682,700	126,800,400	160,557,200	129,128,700
Short-term debt	3,713,900	356,200	442,500	362,600	282,000
Long-term debt	3,842,600	4,203,200	4,559,400	5,000,700	5,354,700
Shareholders’ equity	60,151,600	57,151,300	65,106,800	60,822,100	56,333,500

(1)	Represents the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center.
(2)	Represents termination costs and facility consolidation costs associated with our fiscal year 2004 profitability improvement program.
(3)

Excludes the gain on insurance proceeds and business interruption insurance received as a result of the October 12, 2002 disaster at our Global Logistics Center and the termination costs and facility consolidation costs associated with our fiscal year 2004 profitability improvement program.

(4)	All share and earnings per share numbers have been retroactively restated for all periods presented to reflect the November 29, 2006 stock dividend in order to effect a 3-for-2 stock split.
(5)	Net income divided by the average total assets.
(6)	Net income divided by the average total equity.

Quarterly Results of Operations (Unaudited)

	Fiscal Year 2008 Quarters Ended				Fiscal Year 2007 Quarters Ended
	Mar. 30, 2008	Dec. 30, 2007	Sept. 30, 2007	Jul. 1, 2007	Apr. 1, 2007	Dec. 24, 2006	Sept. 24, 2006	Jun. 25, 2006
Revenues	$128,287,800	$135,732,000	$132,518,300	$124,430,100	$127,015,100	$134,716,700	$118,655,700	$111,940,300
Cost of goods sold	98,542,400	105,329,600	103,837,700	96,269,100	96,597,200	101,838,200	88,625,800	83,855,200
Gross profit	29,745,400	30,402,400	28,680,600	28,161,000	30,417,900	32,878,500	30,029,900	28,085,100
Selling, general and administrative expenses	27,137,900	27,729,000	27,340,000	26,668,800	27,654,200	29,730,700	26,855,800	24,968,100
Income from operations	2,607,500	2,673,400	1,340,600	1,492,200	2,763,700	3,147,800	3,174,100	3,117,000
Interest, net	236,300	161,000	115,900	60,900	219,800	323,800	180,500	155,300
Income before provision for income taxes	2,371,200	2,512,400	1,224,700	1,431,300	2,543,900	2,824,000	2,993,600	2,961,700
Provision income taxes	669,200	978,100	508,300	565,300	976,100	1,059,100	1,137,600	1,108,300
Net income (1)	$1,702,000	$1,534,300	$716,400	$866,000	$1,567,800	$1,764,900	$1,856,000	$1,853,400
Diluted earnings per share (1)	$0.32	$0.29	$0.13	$0.15	$0.28	$0.31	$0.29	$0.29

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.8	77.6	78.4	77.4	76.1	75.6	74.7	74.9
Gross profit	23.2	22.4	21.6	22.6	23.9	24.4	25.3	25.1
Selling, general and administrative expenses	21.2	20.4	20.6	21.4	21.8	22.1	22.6	22.3
Income from operations	2.0	2.0	1.0	1.2	2.2	2.3	2.7	2.8
Interest, net	0.2	0.1	0.1	0.0	0.2	0.2	0.2	0.1
Income before provision for income taxes	1.8	1.9	0.9	1.2	2.0	2.1	2.5	2.6
Provision for income taxes	0.5	0.7	0.4	0.5	0.8	0.8	1.0	1.0
Net income	1.3%	1.1%	0.5%	0.7%	1.2%	1.3%	1.6%	1.7%

SELECTED OPERATING DATA
Average commercial buyers per month	12,400	12,200	12,300	12,100	12,000	12,000	12,100	11,700
Average consumer buyers per month	2,300	2,500	3,900	4,200	6,300	6,600	7,700	7,700
Return on assets (2)	4.7%	4.2%	2.0%	2.6%	4.6%	4.9%	5.4%	5.6%
Return on equity (3)	11.6%	10.9%	5.0%	6.0%	11.2%	13.0%	12.2%	11.2%

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

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.  Mobile devices and accessory products include cellular phone and data device accessories, as well as two-way radios and related accessories. Mobile devices and accessory products are widely sold to commercial customers and consumers.  Commercial customers include retail stores, value-added resellers and dealers.  Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% of all of our installation, test and maintenance sales for fiscal year 2008 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.  Both our repair and replacement parts sales and consumer sales through our affinity partnerships are reliant on relationships with a small number of vendors.

We view our customer base in four major categories:

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high.  Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice.  Our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and purchasing relationships with approximately 360 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2008, 2007 and 2006:

(Dollars in thousands, except per share data)

			2007 to 2008			2006 to 2007
	2008	2007	$ Change	% Change	2006	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$46,977	$49,701	$(2,724)	(5.5)%	$53,049	$(3,348)	(6.3)%
Resellers	69,839	66,685	3,154	4.7%	55,659	11,026	19.8%
SMUs and Governments	49,400	48,816	584	1.2%	40,160	8,656	21.6%
Total Network Infrastructure	166,216	165,202	1,014	0.6%	148,868	16,334	11.0%

Mobile Devices and Accessories:
Public Carriers and Network Operators	2,193	2,641	(448)	(17.0)%	2,894	(253)	(8.7)%
Resellers	243,549	205,581	37,968	18.5%	98,723	106,858	108.2%
SMUs and Governments	13,746	14,356	(610)	(4.2)%	14,967	(611)	(4.1)%
Total Mobile Devices and Accessories	259,488	222,578	36,910	16.6%	116,584	105,994	90.9%

Installation, Test and Maintenance:
Public Carriers and Network Operators	13,199	14,293	(1,094)	(7.7)%	16,997	(2,704)	(15.9)%
Resellers	9,548	10,580	(1,032)	(9.8)%	8,682	1,898	21.9%
SMUs and Governments	62,534	72,162	(9,628)	(13.3)%	48,903	23,259	47.6%
Total Installation, Test and Maintenance	85,281	97,035	(11,754)	(12.1)%	74,582	22,453	30.1%
Total Commercial Revenues	510,985	484,815	26,170	5.4%	340,034	144,781	42.6%
Consumer Revenues – Mobile Devices and Accessories	9,983	7,513	2,470	32.9%	137,295	(129,782)	(94.5)%
Total Revenues	$520,968	$492,328	$28,640	5.8%	$477,329	$14,999	3.1%

(Dollars in thousands, except per share data)

			2007 to 2008			2006 to 2007
	2008	2007	$ Change	% Change	2006	$ Change	% Change
Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$11,387	$11,869	$(482)	(4.1)%	$12,523	$(654)	(5.2)%
Resellers	18,121	16,584	1,537	9.3%	13,126	3,458	26.3%
SMUs and Governments	12,778	11,629	1,149	9.9%	9,015	2,614	29.0%
Total Network Infrastructure	42,286	40,082	2,204	5.5%	34,664	5,418	15.6%

Mobile Devices and Accessories:
Public Carriers and Network Operators	633	785	(152)	(19.4)%	804	(19)	(2.4)%
Resellers	46,979	44,794	2,185	4.9%	23,406	21,388	91.4%
SMUs and Governments	4,319	4,557	(238)	(5.2)%	4,015	542	13.5%
Total Mobile Devices and Accessories	51,931	50,136	1,795	3.6%	28,225	21,911	77.6%

Installation, Test and Maintenance:
Public Carriers and Network Operators	3,248	3,478	(230)	(6.6)%	3,955	(477)	(12.1)%
Resellers	3,030	2,601	429	16.5%	2,470	131	5.3%
SMUs and Governments	12,798	21,969	(9,171)	(41.7)%	16,279	5,690	35.0%
Total Installation, Test and Maintenance	19,076	28,048	(8,972)	(32.0)%	22,704	5,344	23.5%
Total Commercial Gross Profit	113,293	118,266	(4,973)	(4.2)%	85,593	32,673	38.2%
Consumer Gross Profit – Mobile Devices and Accessories	3,696	3,145	551	17.5%	17,420	(14,275)	(81.9)%
Total Gross Profit	$116,989	$121,411	$(4,422)	(3.6)%	$103,013	$18,398	17.9%

Selling, general and administrative expenses	$108,875	$109,209	$(334)	(0.3)%	$94,269	$14,940	15.8%
Income from operations	8,114	12,202	(4,088)	(33.5)%	8,744	3,458	39.5%
Interest, net	574	879	(305)	(34.7)%	359	520	144.8%
Income before provision for income taxes	7,540	11,323	(3,783)	(33.4)%	8,385	2,938	35.0%
Provision for income taxes	2,721	4,281	(1,560)	(36.4)%	3,270	1,011	30.9%
Net income	$4,819	$7,042	$(2,223)	(31.6)%	$5,115	$1,927	37.7%

Diluted earnings per share	$0.88	$1.17	$(0.29)	(24.8)%	$0.80	$(0.37)	46.3%

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues.  Revenues for fiscal year 2008 increased 5.8% as compared with fiscal year 2007, primarily due to a 5.4% increase in commercial revenues, and to a much lesser extent, a 32.9% increase in consumer revenues.  The increase in commercial revenues was driven primarily by growth in our mobile devices and accessories commercial line of business, and to a much lesser extent, by growth in our network infrastructure line of business, and was partially offset by a decline in our installation, test, and maintenance commercial line of business.

Our mobile devices and accessories revenues, including both commercial and consumer sales, increased 17.1% for fiscal year 2008 compared with fiscal year 2007.  We experienced significant growth in commercial sales of mobile devices and accessory products, and to a much lesser extent, an increase in consumer sales.  Commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but are also sold to SMUs, governments and public carriers and network operators, increased 16.6% over the prior year, due in part to new product introductions, enhanced merchandising and packaging programs and increased sales of accessory products to carrier and independent retail customers.

The 0.6% increase in our network infrastructure sales from fiscal year 2007 to fiscal year 2008 is primarily attributable to an increase in sales of radio frequency (RF) propagation and site support products, partially offset by lower sales of broadband products.  Our growth in sales of network infrastructure product was in sales to resellers as well as SMUs and governments, as we have continued to focus on diversification beyond the traditional infrastructure carrier customer.

Revenues from our installation, test and maintenance line of business decreased 12.1% in fiscal year 2008 as compared to the prior fiscal year, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as well as decreased sales of test and bench equipment partially offset by an increase in sales of shop supplies.  While revenues and gross profits from this Nokia relationship were significantly higher in fiscal year 2007 compared to fiscal year 2008, revenues and gross profits decreased significantly in the last six months of fiscal year 2007 as compared to the first six months of the year.  We had previously anticipated fiscal year 2008 revenues and profits from this business to approximate the levels we experienced in the last half of the fiscal year 2007.

Gross Profit.  Gross profit decreased 3.6% in fiscal year 2008 compared with fiscal year 2007, driven by a decline in our installation, test and maintenance commercial line of business, partially offset by growth in our network infrastructure and mobile devices and accessories commercial business segments.  Commercial gross profit declined 4.2% and was partially offset by a 17.5% increase in consumer gross profit.  Gross profit margin decreased to 22.5% in fiscal year 2008, from 24.7% in fiscal year 2007.  Except as noted below, our gross margins by product within each segment have been sustained and variations are related to sales mix within the segment product offerings.  Gross profit margin increased to 25.4% in fiscal year 2008 in our network infrastructure segment, from 24.3% in fiscal year 2007.  In our installation, test and maintenance segment, gross profit margin decreased to 22.4% in fiscal year 2008, from 28.9% in fiscal year 2007.  This decline was due primarily to the return to historical levels of gross profit attributable to our Nokia repair and replacement parts relationship as a result of price changes.  Gross profit margin in our mobile devices and accessories segment decreased to 20.6% in fiscal year 2008, from 23.2% in fiscal year 2007.  This decline is primarily attributable to the commercial gross profit margin for our mobile devices and accessories segment, which decreased from 22.5% for fiscal year 2007 to 20.0% for fiscal year 2008, principally due to product mix in sales to a large tier-one carrier and other retail customers.  The gross profit margin for our consumer sales decreased from 41.9% to 37.0% in fiscal year 2008.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

During fiscal year 2006, we began sourcing a significant portion of our private branded subscriber accessory product line directly from factories in China.  All of such purchases are denominated in U.S. dollars.  Although our total gross profit percentage decreased for fiscal year 2008, primarily related to our arrangements with Nokia and our large tier-one carrier, we have been increasing the amount of products and services sold under TESSCO’s private labels, including our GigaWave training.  While sales of these directly sourced products and services represented only 9% of our total sales, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products, after accounting for additional supply chain costs and lead times.  We also believe that these cost savings have allowed us to be more competitive in the market.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased by 0.3% during fiscal year 2008 as compared with fiscal year 2007.  Total selling, general and administrative expenses as a percentage of revenues decreased from 22.2% in fiscal year 2007 to 20.9% in fiscal year 2008, due to the decreases in expenses discussed below.

The largest factors contributing to the decrease in total selling, general and administrative expenses during fiscal year 2008 were decreased marketing, sales promotion, freight expense and bonus accruals, partially offset by increased labor costs.

During the second quarter of fiscal year 2007, we began a media campaign utilizing different marketing techniques to broaden our outreach.  We reduced the scope of this program significantly during fiscal year 2008.  Also in fiscal year 2007, we had increased sales promotion expense due to costs related to a one time racks and graphics expenditure associated with our large tier-one carrier.  Total marketing and sales promotion expenses decreased by approximately $3.0 million from fiscal year 2007 to fiscal year 2008.

Freight costs in fiscal year 2008 decreased approximately $1.2 million over the prior year, primarily due to increased productivity in our distribution operations, partially offset by higher fuel surcharges.

Labor cost primarily related to business generation and fulfillment activities increased from fiscal year 2007 to fiscal year 2008.  These increases are reflective of our increased focus on our commercial business.  However, the increase in labor costs was partially offset by decreased expenses related to our bonus programs, including stock compensation expense.  Total labor costs, including benefits, increased by approximately $4.0 million from fiscal year 2007 to fiscal year 2008, offset by an approximately $2.7 million decrease in our bonus expense in fiscal year 2008 compared with fiscal year 2007.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $937,900 and $999,900 for fiscal year 2008 and fiscal year 2007, respectively.

Interest, Net.  Net interest expense decreased from $879,400 in fiscal year 2007 to $574,100 in fiscal year 2008, primarily due to decreased average balances on our revolving credit facility, as well as decreased interest rates on our revolving credit facility and our term bank loan. As noted below, beginning October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%.  Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings Per Share.  The effective tax rates in fiscal year 2008 and 2007 were 36.1% and 37.8%, respectively. The effective tax rate for fiscal year 2008 decreased due to changes in the relationship between non-deductible expenses and taxable income, as well as other minor differences in the taxability of certain other items, including a reduction of $196,300 in unrecognized tax benefits due to the lapse of an applicable statute of limitations.  As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2008 decreased 31.6% and 24.8%, respectively, compared with fiscal year 2007.  Diluted earnings per share was positively impacted by the stock buyback program further discussed in the liquidity and capital resources section below.

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

Our mobile devices and accessories revenues, including both commercial and consumer sales, decreased 9.4% for fiscal year 2007 compared with fiscal year 2006.  We experienced significant growth in commercial sales of mobile devices and accessory products, which was offset by a significant decline in consumer sales.  Commercial revenues for mobile devices and accessories increased 90.9% over the prior year, due in part to new product introductions, enhanced merchandising and packaging programs and increased sales of accessory products to carrier and independent retail customers.  The decrease in consumer revenues from sales of mobile devices and accessories was primarily due to the transition of our T-Mobile affinity relationship in the second quarter of fiscal year 2006.  Our T-Mobile affinity relationship, which has since terminated, accounted for approximately 26% of total revenues in fiscal year 2006.

The 11.0% increase in our network infrastructure sales from fiscal year 2006 to fiscal year 2007 is primarily attributable to an increase in sales of wireless local area network (WLAN) products and radio frequency (RF) propagation products.  These increases were largely a result of our fiscal year 2007 acquisition of TerraWave and GigaWave, which primarily offer WLAN products and training.

Revenues from our installation, test and maintenance line of business increased 30.1% in fiscal year 2007 as compared to the prior fiscal year, primarily due to large sales of repair parts related to our expanded major repair components relationship with Nokia, as well as increased sales of tools, shop supplies, and safety apparel and equipment.   While revenues and gross profits from this Nokia relationship were significantly higher than in fiscal year 2006, revenues and gross profits decreased significantly in the last six months of fiscal year 2007, as compared to the first six months of the year.

Gross Profit.  Gross profit grew 17.9% in fiscal year 2007 compared with fiscal year 2006, driven by growth in each of our three commercial business segments.  Commercial gross profit grew 38.2% and was partially offset by an 81.9% decrease in consumer gross profit.  Gross profit margin increased to 24.7% in fiscal year 2007, from 21.6% in fiscal year 2006.  Gross profit margin increased to 24.3% in fiscal year 2007 in our network infrastructure segment, from 23.3% in fiscal year 2006.  In our installation, test and maintenance segment, gross profit margin decreased to 28.9% in fiscal year 2007 from 30.4% in fiscal year 2006.  Generally, our gross margins by product within these segments have been sustained and these variations are related to sales mix within the segment product offerings.  Gross profit margin in our mobile devices and accessories segment increased to 23.2% in fiscal year 2007 from 18.0% in fiscal year 2006.  This increase is primarily attributable to a large decrease in low margin consumer sales which had been related to the T-Mobile relationship, and is partially offset by a decrease in commercial gross profit margin for our commercial sales.  The decrease in commercial gross profit margin for our mobile devices and accessories segment, from 24.2% for fiscal year 2006 to 22.5% for fiscal year 2007, is attributable to sales mix within the product offering.  The gross profit margin for our consumer sales increased from 12.7% to 41.9% in fiscal year 2007 due to the loss of lower margin handset sales from our T-Mobile relationship which was transitioned in the second quarter of fiscal year 2006.

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

Labor cost increases were primarily related to sales and product management, as well as increased fulfillment costs. Labor costs were also impacted by the acquisition of TerraWave and GigaWave in April 2006. Finally, labor costs increased over the prior year period due to increased expenses related to our reward programs, including Performance Stock Units (PSU’s). Total labor costs, including benefits, increased by approximately $5.8 million from fiscal year 2006 to fiscal year 2007.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2008	2007	2006
Cash flow provided by operating activities	$4,160,100	$28,025,800	$3,317,800
Cash flow used in investing activities	(4,837,400)	(8,684,700)	(2,908,400)
Cash flow used in financing activities	(1,412,800)	(17,451,700)	(2,003,300)
Net (decrease) increase in cash and cash equivalents	$(2,090,100)	$1,889,400	$(1,593,900)

In fiscal year 2008, our cash inflow from operating activities was driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as a significant increase in trade accounts payable, partially offset by significant increases in both account receivable and product inventory and a significant decrease in the accrual for payroll, benefits and taxes. The increase in accounts payable and inventory is largely a result of significant inventory purchases as we increased our stocked product offering, including wireless broadband products and phone accessories. Trade accounts receivable increased due to the timing of sales and collections. The accrual for payroll, benefits and taxes decreased primarily due to a significant decrease in bonus accruals in fiscal year 2008 as compared to fiscal year 2007.

Cash flows used in investing activities included capital expenditures, which primarily consisted of investment in information technology. On July 2, 2007, we acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries. The purchase included substantially all of the non-cash business assets for an initial cash payment of approximately $659,500 and additional potential cash earn-out payments of up to approximately $2.8 million over a four-year period, contingent on the achievement of certain earnings thresholds. For the period of July 2, 2007 through March 30, 2008, there was no accrual for additional earn-out payments, because applicable fiscal year 2008 targets were not met.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if earned, amortizable over the four-year period). To the extent that certain minimum earnings thresholds are not achieved over the remaining two years, we will not be able to recover the reminder of this prepayment ($750,000). The maximum amount of contingent future earn-out payments as of March 30, 2008 (after subtracting the $1.5 million prepayment) is $13.3 million. Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded, if earnings targets are achieved. During fiscal year 2008, approximately $1.7 million in earn-out payments were made, based on the achievement of certain earnings thresholds in accordance with the terms of the purchase agreement. As of March 30, 2008, an additional $1.2 million in earn out payments had been accrued. This amount has since been paid in the first quarter of fiscal year 2009. In accordance with the acquisition agreement, all earn-out amounts are net of $375,000 (one quarter of the $1.5 million prepayment) of the non-refundable prepayment against future earn-out payments discussed above.

Cash flows used in financing activities is primarily related to treasury stock purchases. During fiscal year 2008, we purchased 346,107 shares of our outstanding common stock pursuant to our stock buyback program, compared with 1,043,813 shares purchased in fiscal year 2007. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2008, a total of 2,140,974 shares have been purchased under this program for approximately $28.3 million, or an average price of $13.20 per share. The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate, and therefore, 254,593 shares remained available to be purchased as of the end of fiscal year 2008. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. We also purchase shares from our employees and directors from time to time to facilitate employees minimum federal and state tax withholdings related to vested performance stock units. For fiscal year 2008 and 2007 this totaled $1,406,400 and $2,500, respectively. Cash flow from financing activities was also impacted by a $3.4 million increase in our revolving credit facility to fund the increase in working capital discussed below.

We have a term loan in the original principal amount of $4.5 million with Wachovia Bank, N.A. and SunTrust Bank that is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as our revolving credit facility, which, as discussed below, has recently been replaced with a new facility, the covenants under which also apply to the term loan. This loan had a balance of $3,675,000 as of March 30, 2008.

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

On May 31, 2007, we replaced our then existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A. The previous facility had been established in September 2003 and had a term expiring in September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%. The new facility has a term expiring May 2010, with interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%. Like the replaced facility, borrowing availability under this new facility is determined in accordance with a borrowing base. This new facility includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to a separate but related term loan secured by our Hunt Valley, Maryland facility. The terms applicable to the new revolving line of credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 30, 2008, we had $46.6 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. At March 30, 2008, the principal balance of the outstanding term loan secured by our Hunt Valley facility was $3,675,000.

Working capital increased to $36.7 million as of March 30, 2008, from $33.5 million as of April 1, 2007, primarily due to the increase in stocked inventory product offering and accounts receivable partially offset by increased accounts payable. Shareholders’ equity increased to $60.2 million as of March 30, 2008, from $57.2 million as of April 1, 2007, primarily due to increased retained earnings due to fiscal year 2008 net income and net increases in additional paid-in capital, partially offset by the repurchase of our stock in fiscal year 2007.

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

In fiscal year 2007, our cash inflow from operating activities was driven by net income, net of depreciation and amortization and non-stock compensation expense, as well as a significant decrease in product inventory and an increase in accrued expenses and other current liabilities. The decrease in product inventory was primarily due to our amended repair components relationship with Nokia. Under the relationship, we continue to manage marketing, sales and distribution of repair components for Nokia, and we continue to be the primary obligor to the respective customers, but now we maintain inventory on consignment. Accrued expense increased primarily due to increased accruals for our reward program and tax accruals.

Capital expenditures totaled $4.3 million in fiscal year 2007, primarily related to investments in information technology, as well as the acquisition of TerraWave Solutions, Ltd. and its commonly owned affiliate, Gigawave Technologies, Ltd. In fiscal year 2006, capital expenditures totaled $2.9 million, comprised primarily of investments in information technology.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We record revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. We record revenue when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. For a small portion of our sales, we use FOB destination terms and record the revenue when the product is received by the customer. Our prices are generally fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record sales on transactions where collectibilty is reasonably assured.

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet includes goodwill of approximately $6.3 million and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $7.2 million, resulting in a corresponding charge to operations.

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

Income Taxes. Effective April 2, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, we recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. As of April 2, 2007, we had total gross unrecognized tax benefits of approximately $319,000, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

SFAS No. 123R requires us to include in our calculation of periodic stock compensation expense an estimate of future forfeitures. Prior to fiscal year 2007, in accordance with SFAS No. 123, we only included forfeitures in our calculation of stock compensation expense when the awards were actually forfeited. The inclusion of estimated in lieu of actual forfeitures did not have a material impact on our financial position or results of operations for the year ended March 30, 2008. SFAS No. 123R also requires stock awards granted or modified after the adoption of SFAS No. 123R that include both performance conditions and graded vesting to be amortized over an accelerated method. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FASB 157), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until November 15, 2008. We will adopt FASB 157 effective March 31, 2008. We do not believe that the new standard will have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. We will adopt SFAS No. 159 effective as of March 31, 2008. We are currently assessing the potential impact of the standard and do not believe that it will have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. We will adopt SFAS No. 141(R) for any acquisition after March 30, 2009.

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Balance Sheets

	March 30, 2008	April 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,086,200	$4,176,300
Trade accounts receivable, net of allowance for doubtful accounts of $1,200,700 and $910,400, respectively	55,698,600	44,859,600
Product inventory	49,057,300	37,448,800
Deferred tax assets	4,048,800	3,460,100
Prepaid expenses and other current assets	1,827,500	1,959,500
Total current assets	112,718,400	91,904,300

Property and equipment, net	22,233,600	24,256,300
Goodwill, net	6,310,100	5,008,300
Other long-term assets	2,536,500	2,513,800
Total assets	$143,798,600	$123,682,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$64,433,400	$47,257,700
Payroll, benefits and taxes	3,014,400	6,658,500
Income and sales tax liabilities	3,588,700	2,960,800
Accrued expenses and other current liabilities	1,253,600	1,143,800
Revolving line of credit	3,353,500	—
Current portion of long-term debt	360,400	356,200
Total current liabilities	76,004,000	58,377,000

Deferred tax liabilities	2,189,300	2,700,400
Long-term debt, net of current portion	3,842,600	4,203,200
Other long-term liabilities	1,611,100	1,250,800
Total liabilities	83,647,000	66,531,400
Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 7,832,094 shares issued and 5,173,979 shares outstanding as of March 30, 2008, and 7,584,199 shares issued and 5,325,067 shares outstanding as of April 1, 2007	78,200	75,800
Additional paid-in capital	32,087,400	27,463,700
Treasury stock, at cost, 2,658,115 shares as of March 30, 2008, and 2,259,132 shares as of April 1, 2007	(33,454,300)	(27,216,200)
Retained earnings	61,552,900	56,806,300
Accumulated other comprehensive (loss) income	(112,600)	21,700
Total shareholders’ equity	60,151,600	57,151,300
Total liabilities and shareholders’ equity	$143,798,600	$123,682,700

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Income

	Fiscal Years Ended
	March 30, 2008	April 1, 2007	March 26, 2006

Revenues	$520,968,200	$492,327,800	$477,329,300
Cost of goods sold	403,978,800	370,916,400	374,316,300

Gross profit	116,989,400	121,411,400	103,013,000
Selling, general and administrative expenses	108,875,700	109,208,800	94,268,800

Income from operations	8,113,700	12,202,600	8,744,200

Interest expense, net	574,100	879,400	358,500

Income before provision for income taxes	7,539,600	11,323,200	8,385,700

Provision for income taxes	2,720,900	4,281,100	3,270,500

Net income	$4,818,700	$7,042,100	$5,115,200

Basic earnings per share	$0.92	$1.22	$0.81
Diluted earnings per share	$0.88	$1.17	$0.80
Basic weighted average shares outstanding	5,264,100	5,753,900	6,296,700
Diluted weighted average shares outstanding	5,463,400	6,016,000	6,411,500

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive (Loss)	Total Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balance at March 27, 2005	6,316,752	$48,900	$23,578,600	$(7,454,400)	$44,649,000	$—	$60,822,100
Proceeds from issuance of stock	112,824	700	424,100	—	—	—	424,800
Treasury stock purchase	(200,700)	—	—	(2,066,700)	—	—	(2,066,700)
Non-cash stock compensation expense	—	—	746,000	—	—	—	746,000
Comprehensive Income:
Net income	—	—	—	—	5,115,200	—	5,115,200
Other comprehensive income, net of tax	—	—	—	—	—	65,400	65,400
Balance at March 26, 2006	6,228,876	49,600	24,748,700	(9,521,100)	49,764,200	65,400	65,106,800
Proceeds from issuance of stock	125,119	8,200	430,100	—	—	—	438,300
Treasury stock purchase	(1,043,813)	—	—	(17,695,100)	—	—	(17,695,100)
Non-cash stock compensation expense	14,885	18,000	2,037,300	—	—	—	2,055,300
Excess tax benefit from stock-based compensation	—	—	247,600	—	—	—	247,600
Comprehensive Income:
Net income	—	—	—	—	7,042,100	—	7,042,100
Other comprehensive (loss), net of tax	—	—	—	—	—	(43,700)	(43,700)
Balance at April 1, 2007	5,325,067	75,800	27,463,700	(27,216,200)	56,806,300	21,700	57,151,300
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(72,100)	—	(72,100)
Proceeds from issuance of stock	232,895	2,200	666,500	—	—	—	668,700
Treasury stock purchase	(398,983)	—	—	(6,238,100)	—	—	(6,238,100)
Non-cash stock compensation expense	15,000	200	2,797,700	—	—	—	2,797,900
Excess tax benefit from stock-based compensation	—	—	1,159,500	—	—	—	1,159,500
Comprehensive Income:
Net income	—	—	—	—	4,818,700	—	4,818,700
Other comprehensive (loss), net of tax	—	—	—	—	—	(134,300)	(134,300)
Balance at March 30, 2008	5,173,979	$78,200	$32,087,400	$(33,454,300)	$61,552,900	$(112,600)	$60,151,600

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 30, 2008	April 1, 2007	March 26, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,818,700	$7,042,100	$5,115,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,814,300	4,763,100	4,498,700
Non-cash stock compensation expense	2,797,900	2,055,300	746,000
Deferred income taxes and other	(798,000)	(1,159,200)	(890,100)
Change in trade accounts receivable	(10,541,000)	402,400	17,330,900
Change in product inventory	(11,608,500)	12,240,900	13,216,900
Change in prepaid expenses and other current assets	132,000	(320,500)	29,200
Change in trade accounts payable	17,535,400	(22,300)	(37,634,000)
Change in payroll, benefits and taxes	(3,656,300)	1,412,900	777,500
Change in income and sales tax liabilities	555,800	1,773,200	525,300
Change in accrued expenses and other current liabilities	109,800	(162,100)	(397,800)
Net cash provided by operating activities	4,160,100	28,025,800	3,317,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,507,400)	(4,251,400)	(2,908,400)
Acquisition of business in purchase transaction	(2,330,000)	(4,433,300)	—
Net cash used in investing activities	(4,837,400)	(8,684,700)	(2,908,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from revolving line of credit	3,353,500	—	—
Payments on long-term debt	(356,400)	(442,500)	(361,400)
Proceeds from issuance of stock	668,700	438,300	424,800
Purchase of treasury stock	(6,238,100)	(17,695,100)	(2,066,700)
Excess tax benefit from stock-based compensation	1,159,500	247,600	—
Net cash used in financing activities	(1,412,800)	(17,451,700)	(2,003,300)

Net (decrease) increase in cash and cash equivalents	(2,090,100)	1,889,400	(1,593,900)

CASH AND CASH EQUIVALENTS, beginning of period	4,176,300	2,286,900	3,880,800

CASH AND CASH EQUIVALENTS, end of period	$2,086,200	$4,176,300	$2,286,900

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company’s natural weekly accounting and business cycle.  The fiscal year ended March 30, 2008 contained 52 weeks, fiscal year ended April 1, 2007 contained 53 weeks and fiscal year ended March 26, 2006 contained 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company’s stability as it relates to its current customer base.  Typical payments from a large majority of commercial customers are due 30 days from the date of the invoice.  The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Product Inventory

Product inventory, consisting entirely of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At fiscal year end 2008 and 2007, the Company has recorded a reserve for excess and/or obsolete inventory of $2,655,600 and $2,984,100 respectively.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives

Information technology equipment and software	1-5 years
Configuration, Fulfillment and Delivery technology system	7 years
Furniture, telephone system, equipment and tooling	3-10 years
Building, building improvements and leasehold improvements	2-40 years

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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.  These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  Fair value is generally determined by estimates of discounted cash flows.  The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying value or fair values, less estimated costs of disposal.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter.  Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method.  Intangible assets other than goodwill are recorded within other long term assets in the Company’s consolidated balance sheets.  The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

Notes to Consolidated Financial Statements

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

The indefinite lived intangible asset impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. These estimates of discounted cash flows will likely change over time as impairment tests are performed. Estimates of fair value are also adversely affected by increases in interest rates and the applicable discount rate.  Based on the Company’s impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal year 2008, 2007 or 2006.

Revenue Recognition

The Company records revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. The Company’s revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order.  The Company records revenue when risk of loss has passed to the customer.  In most cases, shipments are made using FOB shipping terms.  FOB destination terms are used for a small portion of sales, and revenue is recorded when the product is received by the customer.  Prices are always fixed at the time of sale.  Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale.  The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectibilty is reasonably assured.  The Company recognizes sales net of sales tax.

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

Notes to Consolidated Financial Statements

Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenue based upon the gross amounts earned and booked.  However, the Company has several smaller relationships where it is not the principal and records revenue on a net fee basis, regardless of amounts billed (less than 5% of total revenue).  If applying this revenue recognition guidance resulted in recording revenue on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total net sales for fiscal years 2008, 2007 and 2006.

Other than subscriber accessory sales relating to the Company’s private brand, Wireless Solutions®, TESSCO offers no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale.  Warranty expense was immaterial for the fiscal years 2008, 2007 and 2006.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded to revenue, cost of goods sold or selling, general and administrative expenses in the Consolidated Statements of Income depending on the nature of the program.  The Company accrues rebates or vendor incentives as earned based on the contractual terms with the vendor.

Classification of Expenses

Cost of goods sold includes cost of products and freight from vendors to our distribution centers.  Product management, distribution, purchasing, receiving/inspection, warehousing and corporate overhead costs are included in selling, general and administrative expenses.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $16,226,700, $17,392,600, and $20,916,500 for the fiscal years ended March 30, 2008, April 1, 2007 and March 26, 2006, respectively.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog, generally less than one year). Direct catalog production costs included in prepaid and other assets totaled $629,600 at March 30, 2008 and $798,700 at April 1, 2007. The Company tracks orders and revenue directly sourced from its catalog.  Total advertising and marketing expense was $1,474,200, $2,046,400 and $838,400 for fiscal years 2008, 2007 and 2006, respectively.

Stock Compensation Awards Granted to Team Members

Effective March 27, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Because the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which the Company had previously adopted effective March 29, 2004, and SFAS No. 123R are generally consistent with respect to the Company’s share-based payments (other than as described below), the adoption of SFAS No. 123R did not have a material impact on the financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements

SFAS No. 123R requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Prior to fiscal year 2007, in accordance with SFAS No. 123, the Company only included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on our financial position or results of operations for the year ended April 1, 2007.  SFAS No. 123R also requires stock awards granted or modified after the adoption of SFAS No. 123R that include both performance conditions and graded vesting to be amortized over an accelerated method. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective as of April 2, 2007.  As a result of the adoption, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007.  As of April 2, 2007, the Company had total gross unrecognized tax benefits of approximately $319,000, all of which, if recognized, would favorably affect the effective income tax rate in future periods.  See Note 12 for further discussion of FIN 48 and its impact on the Company’s consolidated financial statements.

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

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until November 15, 2008.  The Company will adopt SFAS No. 157 effective as of March 31, 2008.  The Company does not believe that the new standard will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many

Notes to Consolidated Financial Statements

financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company will adopt SFAS No. 159 effective as of March 31, 2008.  The Company is currently assessing the potential impact of the standard and does not believe that it will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) for any acquisition after March 30, 2009.

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

Note 4. Acquisitions

On July 2, 2007, the Company acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries in order to further expand the Company’s training offering.  The purchase included substantially all of the non-cash business assets for an initial cash payment of $659,500 and potential additional cash earn-out payments of up to approximately $2.8 million over a four-year period, contingent on the achievement of certain minimum earnings thresholds.  The unaudited revenues earned by NetForce for calendar year 2006, prior to the acquisition, amounted to less than 1 percent of the amount of the Company’s total revenue for fiscal year 2007.

The Company has included the financial results of NetForce in its consolidated financial statements beginning July 2, 2007 (Acquisition Date).  Pro forma results have not been presented as the impact of the acquisition is not material and did not involve a significant amount of assets.  This business is included in the installation, test and maintenance segment.

For the period of July 2, 2007 through March 30, 2008, no additional earn-out has been accrued, because the applicable annual fiscal year 2008 earnings targets have not been met as of March 30, 2008.

This acquisition has been accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”  Under business combination accounting, the total purchase price was allocated to Netforce’s net tangible and identifiable intangible assets based on their estimated fair values as of July 2, 2007.  The initial purchase price was allocated as set forth below:

Trade accounts receivable	$298,000
Identifiable intangible assets	293,700
Fixed assets	89,000
Trade accounts payable	(9,000)
Accrued expenses	(12,200)
Total purchase price	$659,500

Notes to Consolidated Financial Statements

In performing its purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Netforce.  As part of the purchase price allocation, the Company identified two intangible assets, the customer contacts which were estimated to have an approximate fair value of $206,100 and an estimated useful life of six years and covenants not to compete which were estimated to have an approximate fair value of $87,600 and an estimated useful life of six years.

On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. (TerraWave) and its commonly owned affiliate, GigaWave Technologies, Ltd. (GigaWave) for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if earned, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, the Company will not be able to recover this prepayment ($750,000 remains unearned at March 30, 2008).  The maximum amount of contingent future earn-out payments as of March 30, 2008 (after subtracting the $1.5 million prepayment) is $13.3 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill is recorded.  Additionally, acquisition related transaction costs, primarily comprised of legal and accounting fees totaled $89,500.  TerraWave and GigaWave provide products and training related to Wireless Local Area Network applications.  This acquisition was a part of our growth strategy to increase our product and service offering.

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

In performing its purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of TerraWave and GigaWave. The Company’s estimate of the fair value of intangible assets was based, in part, on a valuation completed by an independent valuation specialist, and estimates and assumptions provided by management. The identified intangible assets consisted of service-marks, covenants not to compete and customer contracts and relationships.  Based upon the purchase price allocation, the trademarks were estimated to have an approximate fair value of $850,000 and an indefinite life, the customer contacts were estimated to have an approximate fair value of $490,000 and an estimated useful life of four years and the covenants not to compete were estimated to have an approximate fair value of $290,000 and an estimated useful life of six years.  Goodwill noted above and additional goodwill resulting from earn-out payments are expected to be deductible for tax purposes.  The primary factors contributing to a purchase price that resulted in the recognition of goodwill included expansion of the WLAN product line, expansion of markets for TESSCO’s existing products, the acquired employee force and the expansion of TESSCO’s training business.

Notes to Consolidated Financial Statements

In fiscal year 2008, the Company increased goodwill by $1.3 million, corresponding to additional earn-outs based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  Of this amount $1.2 million was accrued as of year-end and was paid in May 2008.  The remaining amount had been paid in May 2007.  In accordance with the purchase agreement, these earn-out amounts are net of $375,000 per year (one quarter of the $1.5 million prepayment) of the non-refundable prepayment against future earn-out payments discussed above.  As of March 30, 2008, $3,857,800 has been recorded as goodwill relating to this acquisition.

Note 5. Property and Equipment

All of the Company’s property and equipment is located in the United States.  Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2008	2007

Land	$4,803,200	$4,803,200
Building, building improvements and leasehold improvements	14,781,100	14,504,500
Information technology equipment and computer software	18,103,600	24,037,300
Furniture, telephone system, equipment and tooling	5,502,600	4,790,500
	43,190,500	48,135,300
Less accumulated depreciation and amortization	(20,956,900)	(23,879,000)
Property and equipment, net	$22,233,600	$24,256,300

Depreciation of property and equipment was $4,606,800, $4,597,600 and $4,438,700 for fiscal years 2008, 2007 and 2006, respectively.

Unamortized computer software as of March 30, 2008 and April 1, 2007 was $2,404,700 and $2,839,500, respectively.  Depreciation of unamortized computer software was $1,083,600, $1,353,700 and $1,783,300 for fiscal years 2008, 2007 and 2006, respectively.

Note 6. Goodwill and Other Intangible Assets

Other intangible assets as of March 30, 2008 and April 1, 2007 are summarized as follows:

Notes to Consolidated Financial Statements

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Customer contracts	$696,100	$260,500	$490,000	$112,200
Covenants not to compete	377,600	103,500	290,000	44,300
Other	878,500	878,500	878,500	878,500
	1,952,200	1,242,500	1,658,500	1,035,000
Unamortized Intangible Assets:
Trademarks	850,000	—	850,000	—

Total Other Intangible Assets	$2,802,200	$1,242,500	$2,508,500	$1,035,000

Amortization expense relating to other intangible assets was $207,500 for fiscal year 2008, $165,500 for fiscal year 2007 and $60,000 for fiscal year 2006. At March 30, 2008, amortizable intangible assets have an average remaining life of 3.8 years.  Other intangibles assets primarily relate to trademarks, but also include the value of customer contacts and covenants not to complete related to our acquisitions in fiscal years 2008 and 2007 (see Note 4).  Estimated amortization expense for current intangible assets for the next five years is follows:

Fiscal year:
2009	$219,800
2010	219,800
2011	107,500
2012	97,300
2013	53,000
$697,400

All of the Company’s goodwill is recorded in its infrastructure segment.  The changes in the carrying amount of goodwill for the years ended March 30, 2008 and April 1, 2007 are as follows:

Net Carrying Amount
Balance at March 26, 2006:	$2,452,200
Current year acquisitions	519,000
Earn-outs on acquisitions	2,037,100
Balance at April 1, 2007:	$5,008,300
Current year acquisitions	—
Earn-outs on acquisitions	1,301,800
Balance at March 30, 2008:	$6,310,100

Note 7. Borrowings Under Revolving Credit Facility

On May 31, 2007, we replaced our then existing $30 million revolving line of credit facility with a new $50 million revolving line of credit facility with both Wachovia Bank, N.A. and SunTrust Bank.  The previous facility was established in September 2003 and had a term expiring September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%.  The new facility has a term expiring May 2010, with interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from

Notes to Consolidated Financial Statements

1.25% to 2.75%. At March 30, 2008, the Company had an outstanding balance of $3,353,500 on its revolving line of credit facility. At April 1, 2007, the Company had no outstanding balances on its revolving credit facility.

The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 5.73%, 7.04% and 6.00% for fiscal years 2008, 2007 and 2006, respectively. Interest expense on this revolving credit facility for fiscal years 2008, 2007 and 2006 totaled $364,000, $616,000 and $151,500, respectively. Average borrowings under this revolving credit facility totaled $3,274,100, $5,473,400 and $1,689,300 and maximum borrowings totaled $19,353,100, $17,968,400 and $10,961,000, for fiscal years 2008, 2007 and 2006, respectively.

The terms of the new line of credit facility, like the replaced line of credit facility, requires the Company to meet certain financial covenants and ratios and contain other limitations including a restriction on dividend payments. The new facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory.  The Company was in compliance with the terms of each facility, as applicable, at the end of fiscal years 2008, 2007 and 2006.

Note 8. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank.  The new term loan had an original principal amount of $4.5 million and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011.  The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland.  The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 7), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including a restriction on dividend payments.  The balance of this note at March 30, 2008 and April 1, 2007 was $3,675,000 and $3,900,000, respectively.  The weighted average interest rate on borrowings under this note was 5.82%, 6.95% and 6.68% for fiscal years 2008, 2007 and 2006, respectively.  Interest expense under this note was $265,900, $280,600 and $230,700 for fiscal years 2008, 2007 and 2006, respectively.

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, N.A. to avoid the risks associated with fluctuating interest rates on the Company’s existing term bank loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011.  There was no payment due or received at inception of the swap.  No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan.  This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.  The fair value of this interest rate swap, net of tax, at March 30, 2008 and April 1, 2007 of $(112,600) and $21,700, respectively, is included in Other Long-Term Assets and Accumulated Other Comprehensive (Loss) Income on the Company’s Consolidated Balance Sheet.

At March 26, 2006, the Company had a note payable outstanding to Baltimore County, Maryland of $90,200.  The balance of the note was paid during the third quarter of fiscal year 2007.  The note bore interest at 4.75% per annum. Interest expense under this note was $500 and $4,300 for fiscal years 2007 and 2006 respectively. The note was secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 30, 2008 and April 1, 2007, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $528,000 and $659,400, respectively.  The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $18,100, $22,200 and $25,900 for fiscal years 2008, 2007 and 2006, respectively.  The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

Notes to Consolidated Financial Statements

As of March 30, 2008, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2009	$360,400
2010	364,200
2011	368,500
2012	3,109,900
Thereafter	—
$4,203,000

Note 9. Commitments and Contingencies

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2008, 2007 and 2006 totaled $2,560,200, $1,905,500 and $1,393,800, respectively.

The Company entered into an Agreement of Lease, dated November 3, 2003, between the Company and Atrium Building LLC, under which the Company leases office space where the Company’s sales, marketing and administrative offices are located.  The Agreement of Lease provided for a term beginning June 1, 2004 and expiring May 31, 2007.  On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provided for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease. The Company entered into a Second Amendment of Agreement of Lease, dated May 1, 2007, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease.  The monthly rental fee ranges from $124,700 to $144,600 throughout the lease term.

On June 1, 2007, the Company entered into a Lease with MERRITT/BAVAR-VA, LLC, a Maryland limited liability company, under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistic Center, for a term beginning July 1, 2007 and expiring July 31, 2011.  The monthly rental fee ranges from $35,700 to 38,500 throughout the lease term.

                The Company’s minimum future obligations as of March 30, 2008 under existing operating leases are as follows:

Fiscal year:
2009	$2,371,400
2010	2,193,200
2011	2,112,900
2012	1,842,600
2013	1,281,000
Thereafter	—
$9,801,100

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business.  The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations.  In addition, from time to time, the Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted.

Notes to Consolidated Financial Statements

Note 10. Business Segments

The Company evaluates revenue, gross profit and inventory in three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment.  Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  Beginning in fiscal year 2008, the Company expanded its regular review of its commercial results of operations to three customer categories.  These three customer categories and the consumer customer category, for which results of operations are also separately reviewed, are described further below:

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

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segment for purposes of its annual impairment tests.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Notes to Consolidated Financial Statements

Segment activity for the fiscal years 2008, 2007 and 2006 is as follows:

(in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 30, 2008
Commercial Revenues:
Public Carriers and Network Operators	$46,977	$2,193	$13,199	$62,369
Resellers	69,839	243,549	9,548	322,936
SMUs and Governments	49,400	13,746	62,534	125,680
Total Commercial Revenue	166,216	259,488	85,281	510,985
Consumer Revenues	—	9,983	—	9,983
Total Revenue	$166,216	$269,471	$85,281	$520,968

Commercial Gross Profit:
Public Carriers and Network Operators	$11,387	$633	$3,248	$15,268
Resellers	18,121	46,979	3,030	68,130
SMUs and Governments	12,778	4,319	12,798	29,895
Total Commercial Gross Profit	42,286	51,931	19,076	113,293
Consumer Gross Profit	—	3,696	—	3,696
Total Gross Profit	$42,286	$55,627	$19,076	$116,989

Product Inventory	$22,875	$22,168	$4,014	$49,057

Year ended April 1, 2007
Commercial Revenues:
Public Carriers and Network Operators	$49,701	$2,641	$14,293	$66,635
Resellers	66,685	205,581	10,580	282,846
SMUs and Governments	48,816	14,356	72,162	135,334
Total Commercial Revenue	165,202	222,578	97,035	484,815
Consumer Revenues	—	7,513	—	7,513
Total Revenue	$165,202	$230,091	$97,035	$492,328

Commercial Gross Profit:
Public Carriers and Network Operators	$11,869	$785	$3,478	$16,132
Resellers	16,584	44,794	2,601	63,979
SMUs and Governments	11,629	4,557	21,969	38,155
Total Commercial Gross Profit	40,082	50,136	28,048	118,266
Consumer Gross Profit	—	3,145	—	3,145
Total Gross Profit	$40,082	$53,281	$28,048	$121,411

Product Inventory	$14,184	$19,480	$3,785	$37,449

Notes to Consolidated Financial Statements

	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 26, 2006
Commercial Revenues:
Public Carriers and Network Operators	$53,049	$2,894	$16,997	$72,940
Resellers	55,659	98,723	8,682	163,064
SMUs and Governments	40,160	14,967	48,903	104,030
Total Commercial Revenue	148,868	116,584	74,582	340,034
Consumer Revenues	—	137,295	—	137,295
Total Revenue	$148,868	$253,879	$74,582	$477,329

Commercial Gross Profit:
Public Carriers and Network Operators	$12,523	$804	$3,955	$17,282
Resellers	13,126	23,406	2,470	39,002
SMUs Governments	9,015	4,015	16,279	29,309
Total Commercial Gross Profit	34,664	28,225	22,704	85,593
Consumer Gross Profit	—	17,420	—	17,420
Total Gross Profit	$34,664	$45,645	$22,704	$103,013

Product Inventory	$17,596	$15,565	$15,632	$48,793

Note 11. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program.  As of March 30, 2008, the Board of Directors has authorized the purchase of up to 2,395,567 share of outstanding common stock under the buyback program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion or expiration of the program.  As of March 30, 2008, the Company had purchased 2,140,974 shares for approximately $28.3 million, or an average of $13.20 per share.  Of the total shares repurchased, 346,107 shares were repurchased in fiscal year 2008 at an average price of $13.96 per share, 1,043,813 shares were repurchased in fiscal year 2007 at an average price of $16.95 per share and 200,700 shares were repurchased in fiscal year 2006 at an average price of $10.30 per share.  The Company also purchases shares from it’s employees and directors from time to time to facilitate employees minimum federal and state tax withholdings related to vested performance stock units.  For fiscal year 2008 and 2007 this totaled $1,406,400 and $2,500, respectively.

Note 12. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2008	2007	2006

Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.4	2.4	2.4
Non-deductible expenses	2.1	0.7	1.5
Other	(1.4)	0.7	1.1
Effective rate	36.1%	37.8%	39.0%

Notes to Consolidated Financial Statements

The provision for income taxes was comprised of the following:

		2008	2007	2006

Federal:	Current	$3,625,800	$4,907,200	$3,858,700
	Deferred	(1,024,000)	(1,065,400)	(939,000)
State:	Current	194,900	522,900	421,600
	Deferred	(75,800)	(83,600)	(70,800)
Provision for income taxes		$2,720,900	$4,281,100	$3,270,500

Total deferred tax assets and deferred tax liabilities as of March 30, 2008 and April 1, 2007, and the sources of the differences between financial accounting and tax basis of the Company’s assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Accrued expenses and reserves	$3,231,800	$2,823,500
Stock based compensation	817,000	636,600
	$4,048,800	$3,460,100
Deferred tax liabilities:
Depreciation	$1,675,500	$2,114,600
Other assets	513,800	585,800
	$2,189,300	$2,700,400

Effective April 2, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.”  As a result of the adoption, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007.  As of March 30, 2008, the gross amount of unrecognized tax benefits was $266,400. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $192,200. The remaining $74,200 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain tax positions. The Company does not reasonably expect any material changes in the estimated amount of unrecognized tax benefits for the next twelve months.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  The total amount of interest and penalties related to tax uncertainties recognized in the statement of income for fiscal year 2008 was $40,000 and the total amount included in the unrecognized tax benefits liability was $65,600.

A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during fiscal 2008 is as follows:

Beginning balance of unrecognized tax benefit	$319,000
Increases related to prior period tax positions	143,700
Reductions as a result of a lapse in the applicable statute of limitations	(196,300)
Ending balance of unrecognized tax benefits	$266,400

The Company files income tax returns in U.S. federal, state and local jurisdictions.  Income tax returns filed for fiscal years 2004 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2005

Notes to Consolidated Financial Statements

through 2007 remain open to examination by U.S. federal, state and local tax authorities.

Note 13. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees.  Contributions to the plan can be made by employees, and the Company may make matching contributions at its discretion.  Expense related to this matching contribution was $505,800, $165,600 and $129,000 during fiscal years 2008, 2007 and 2006, respectively. As of March 30, 2008 plan assets included 69,508 shares of common stock of the Company.

The Company maintains a nonqualified deferred compensation plan that covers directors and certain management personnel as determined by the Board of Directors’ appointed Benefit Plans Committee.  Effective January 1, 2005, the plan was closed to all new contributions and balances in the old plan now continue to exist under the prior plan structure.  All amounts in this plan are employee contributions, as the Company has never made any contributions to this plan. All plan assets are held in an irrevocable Rabbi trust.  These assets and the related liabilities are included in other long-term assets and other long-term liabilities, respectively, in the Company’s Consolidated Balance Sheets.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., chairman, president and CEO of the Company.  This plan is funded through a life insurance policy for which the Company is the sole beneficiary.  The cash surrender value of the life insurance policy and the net present value of the benefit obligation of approximately $751,400 and $594,500, respectively, are included in other long-term assets and other long-term liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Note 14. Earnings Per Share

The dilutive effect of all options and Performance Stock Units outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2008	2007	2006

Basic weighted average shares outstanding	5,264,100	5,753,900	6,296,700
Effect of dilutive common stock equivalents outstanding	199,300	262,100	114,800
Diluted weighted average shares outstanding	5,463,400	6,016,000	6,411,500

As of March 30, 2008, stock options with respect to 135,000 shares of common stock were outstanding.  All outstanding options and earned but not yet vested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

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

SFAS No. 123R requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures.  Prior to fiscal year 2007, in accordance with SFAS No. 123, the Company only included forfeitures in its calculation of stock compensation expense when the awards were actually forfeited.  The inclusion of estimated in lieu of actual forfeitures did not have a material impact on the Company’s financial position or results of

Notes to Consolidated Financial Statements

operations for the fiscal year ended April 1, 2007 or March 30, 2008.  Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R also requires stock awards granted after the adoption of SFAS No. 123R that include both performance conditions and graded vested to be amortized over an accelerated method. SFAS No. 123R requires excess tax benefits be reported as a financing cash flow.

The Company’s selling, general and administrative expenses for the fiscal years ended March 30, 2008, April 1, 2007 and March 26, 2006 include $2,797,900, $2,055,300 and $702,300, respectively, of stock compensation expense.  Provision for income taxes for the fiscal years ended March 30, 2008, April 1, 2007 and March 26, 2006 includes $1,010,000, $776,900 and $273,900, respectively, of income tax benefits related to our stock-based compensation arrangements.  Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

The Company’s stock incentive plan is the Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). The 1994 Plan allows for the grant of awards in respect of an aggregate of 1,758,750 shares of the Company’s common stock. As of March 30, 2008, 391,589 shares were available for issue in respect of awards available for future grant under the 1994 Plan.  However, in April 2008, based on fiscal year 2008 results, 188,000 shares related to PSUs were cancelled, and as a result, those shares were made available for future grants.  Also in April 2008, as discussed below, additional PSUs were issued, providing recipients with the opportunity to earn up to 275,000 additional shares of the Company’s common stock in the aggregate. Accordingly, on May 1, 2008, an aggregate of 304,589 shares were available for issue pursuant to future awards under the 1994 Plan.  The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards.  No additional awards can be made under the 1994 Plan after July 22, 2009, without shareholder approval of an extension of the plan term.  Options, restricted stock and Performance Stock Unit (PSU) awards have been granted as awards under the 1994 Plan.  Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

Performance Stock Units:  Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants.  Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the 1994 Plan.  Under the program, Performance Stock Units (PSUs) have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, range from one to three years.  Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance.  Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value.  If actual performance does not reach the minimum annual or threshold targets, no shares are issued. Under SFAS No. 123R, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued.  Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures.  The Company estimated the forfeiture rate primarily based on historical experience and expectations of future forfeitures. The Company’s calculated estimated forfeiture rate was approximately 5%.

Notes to Consolidated Financial Statements

The following table summarizes the activity under the Company’s PSU program for fiscal years 2008, 2007 and 2006:

	2008		2007		2006
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant
Outstanding, non-vested beginning of period	870,172	$10.15	1,067,742	$9.07	935,626	$9.16
Granted	188,000	23.95	228,000	13.04	248,195	8.79
Vested	164,831	10.67	79,313	9.05	51,579	9.18
Forfeited/canceled	(454,310)	9.25	(346,257)	8.99	(64,500)	9.19
Outstanding, non-vested end of period	439,031	$16.79	870,172	$10.15	1,067,742	$9.07

As of March 30, 2008, there was approximately $0.5 million of total unrecognized compensation costs related to PSUs. These costs are expected to be recognized over a weighted average period of 1 year.

Subsequent to the Company’s fiscal year end, PSUs covering 188,000 shares were cancelled in April, 2008 based on fiscal year 2008 activity.  The PSUs were cancelled because fiscal year 2008 earnings per share performance of the Company did not reach the threshold performance targets set forth in the PSU grants.  The remaining 251,031 shares have been earned based on past performance, but have not yet vested as of March 30, 2008.  Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest on or about May 1, of 2008, 2009, and 2010 as follows:

Number of Shares
2008	147,617
2009	51,707
2010	51,707
251,031

On April 24, 2008, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key individuals, providing them with the opportunity to earn up to 275,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2009.  These PSUs have only one measurement year (fiscal year 2009), with any shares earned at the end of fiscal year 2009 to vest 25% on or about each of May 1 of 2009, 2010, 2011 and 2012, provided that the participant remains employed by or associated with the Company on each such date.

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

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options:

Notes to Consolidated Financial Statements

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	185,000	$8.07
Granted	—	—
Exercised	(50,000)	7.33
Cancelled	—	—
Outstanding, end of year	135,000	$8.35	3.83	$907,000
Exercisable, end of year	135,000	$8.35	3.83	$907,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2008.  This amount changes based on the fair market value of the Company’s common stock.

There were no options granted during fiscal years 2008, 2007 and 2006.  The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $815,100, $676,500 and $138,900.

As of March 30, 2008, there was no unrecognized compensation costs related to stock options.

Restricted Stock:  During the second quarter of fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan.  These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events.  The weighted average fair value for these shares at the grant date was $15.84.  No other shares of restricted stock are currently issued as awards under the 1994 Plan.  On both March 30, 2008 and April 1, 2007, 15,000 shares of restricted stock were released and vested.  As of March 30, 2008, there was approximately $1.9 million of total unrecognized compensation costs related to restricted stock.  Unrecognized compensation costs are expected to be recognized ratably over a period of approximately 8 years.

Team Member Stock Purchase Plan:  During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 300,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period.  The Company’s expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123R.  Expenses incurred for the Team Member Stock Purchase Plan during the fiscal year ended March 30, 2008 related to SFAS No. 123R was $29,100.  During the fiscal year ended March 30, 2008, 6,408 shares were sold to employees under this plan, having a weighted average market value of $13.18.

Note 16. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities and the note payable to a bank, which bears interest at variable rates, approximate their fair value as of March 30, 2008 and April 1, 2007.

Fair value of long-term debt, calculated using current interest rates and future principal payments, excluding the note payable to a bank, as of March 30, 2008 and April 1, 2007 is as follows:

Notes to Consolidated Financial Statements

	2008	2007

Note payable to the Maryland Economic Development Corporation	$521,800	$611,700

Note 17. Supplemental Cash Flow Information

Cash paid for interest during fiscal years 2008, 2007 and 2006 totaled $634,100, $906,300 and $260,600, respectively. Cash paid for income taxes, net of refunds, for fiscal years 2008, 2007 and 2006 totaled $2,790,900, $3,367,900 and $3,143,100, respectively.

Note 18. Concentration of Risk

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2008, 2007 and 2006, sales of products purchased from the Company’s top ten vendors accounted for 49%, 43% and 55% of total revenues, respectively.  In fiscal years 2008 and 2007, sales of product purchased from the Company’s largest vendor, Motorola Inc., accounted for approximately 16% and 19% of total revenues, respectively.  Sales of product purchased from the Company’s second largest vendor, Nokia Inc., accounted for approximately 8% and 11% of our revenues in fiscal years 2008 and 2007, respectively.  In fiscal year 2006, sales of products purchased from the Company’s then largest vendor, T-Mobile, which consisted primarily of handset sales, accounted for approximately 24% of total revenues. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

The Company’s future results could also be negatively impacted by the loss of certain customers, and/or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2008, 2007 and 2006, sales of products to the Company’s top ten customer relationships accounted for 31%, 30% and 35% of total revenues, respectively.  In fiscal years 2008 and 2007, sales to the Company’s largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 26% and 22% of total revenues, respectively.  In fiscal year 2006, sales to the Company’s then largest customer relationship, T-Mobile, accounted for approximately 26% of total revenues. Sales under the T-Mobile customer relationship included handsets purchased from T-Mobile, phone accessories purchased from third-party vendors, and other supply chain service billings.

In mid-September 2005, T-Mobile, previously the largest affinity and overall customer relationship, completed the transition from the TESSCO provided e-commerce marketing and sales system to an in-house web solution and alternative third-party logistics provider, and thus revenues then ceased from this relationship.

Note 19.  Stockholder Rights Plan

On February 1, 2008, the Board of Directors of the Company unanimously adopted a shareholder rights plan. In connection with the Rights Agreement, dated as of February 1, 2008, by and between the Company and Mellon Investor Services, LLC, as Rights Agent, one preferred stock purchase right was issued for each outstanding share of common stock of the Company to stockholders of record as of February 11, 2008. Each of the new rights entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01, at a price of $65.00, subject to certain adjustments. The rights, however, will not become exercisable unless and until, among other things and subject to certain exceptions, any person acquires 20 percent or more of the outstanding common stock of the Company. If a person acquires 20 percent or more of the outstanding common stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 20 percent or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a right.  The holdings of Mr. Barnhill, the Chairman, President and Chief Executive Officer of the Company, and certain of his affiliates are stated to not trigger the

Notes to Consolidated Financial Statements

rights so long as he and certain persons related to him do not acquire 30% or more of the outstanding shares of common stock of the Company.  As of March 30, 2008, except Mr. Barnhill, no individuals have acquired 20 percent or more of our outstanding common stock.  The rights are redeemable at the Company’s option under certain circumstances at $.01 per right and will expire, unless earlier redeemed, on February 11, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TESSCO Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 30, 2008 and April 1, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 30, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 30, 2008 and April 1, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 of the notes to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109, effective April 2, 2007. Also, as discussed in Note 15 of the notes to consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective March 27, 2006.

/s/ Ernst & Young, LLP

Baltimore, Maryland
June 9, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934, as amended.  Our system of internal control is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Any system of internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements.  Therefore, internal control systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation.  Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of March 30, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  The following documents are filed as part of this report:

1.               The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 30, 2008 and April 1, 2007

Consolidated Statements of Income for the fiscal years ended March 30, 2008, April 1, 2007, and March 26, 2006

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 30, 2008, April 1, 2007, and March 26, 2006

Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2008, April 1, 2007, and March 26, 2006

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

3.1.6

Certificate of Designations of Series A Junior Participating Preferred Stock, dated February 1, 2008 (incorporated by reference to the Company’s registration statement on Form 8-A, filed with the Securities and Exchange Commission on February 1, 2008).

3.2.1	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008).
4.1.1

Rights Agreement, dated as of February 1, 2008, between the Company and Mellon Investor Services, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B) (incorporated by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 1, 2008).

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

11.1.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1.1	Subsidiaries of the Registrant (filed herewith).
23.1.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer (filed herewith).

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:	2008	2007	2006
Allowance for doubtful accounts:
Balance, beginning of period	$910,400	$853,600	$1,196,400
Provision for bad debts	937,900	999,900	742,800
Write-offs and other adjustments	(647,600)	(943,100)	(1,085,600)
Balance, end of period	$1,200,700	$910,400	$853,600

	2008	2007	2006
Inventory Reserve:
Balance, beginning of period	$2,984,100	$3,301,300	$2,065,800
Inventory reserve expense	3,285,800	1,928,200	2,437,300
Reduction to inventory reserve	(3,614,300)	(2,245,400)	(1,201,800)
Balance, end of period	$2,655,600	$2,984,100	$3,301,300

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President June 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Chairman of the Board, President and Chief Executive	June 12, 2008
/s/ Robert B. Barnhill, Jr.	Officer (principal executive officer)
Robert B. Barnhill, Jr.
	Senior Vice President, Chief Financial Officer, and Corporate Secretary	June 12, 2008
/s/ David M. Young	(principal financial and accounting officer)
David M. Young

/s/ Jay G. Baitler	Director	June 12, 2008
Jay G. Baitler

/s/ John D. Beletic	Director	June 12, 2008
John D. Beletic

/s/ Benn R. Konsynski	Director	June 12, 2008
Benn R. Konsynski

/s/ Daniel Okrent	Director	June 12, 2008
Daniel Okrent

/s/ Dennis J. Shaughnessy	Director	June 12, 2008
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 12, 2008
Morton F. Zifferer