Form 10-K/A
period 2008-03-31
TESSCO TECHNOLOGIES INC
filed 2008-07-25
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

AMENDMENT NO. 1 TO FORM 10-K

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended March 30, 2008 as originally filed with the Securities and Exchange Commission on June 12, 2008 (the “Original Filing”).  This Amendment relates solely to, and solely amends, Exhibits 31.1.1 and 31.2.1, certification of principal executive officer and principal financial officer, respectively.

Except as described above, this Amendment does not amend, modify or update the Original Filing in any respect.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: July 25, 2008	/s/ DAVID M. YOUNG
David M. Young
Senior Vice President, Corporate Secretary and Chief Financial Officer