Form 10-Q
period 2008-06-29
TESSCO TECHNOLOGIES INC
filed 2008-08-13
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-24746

TESSCO TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	52-0729657
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

(410) 229-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2008, was 4,835,235.

TESSCO TECHNOLOGIES INCORPORATED

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	June 29, 2008	March 30, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,017,800	$2,086,200
Trade accounts receivable, net	51,207,900	55,698,600
Product inventory, net	50,038,100	49,057,300
Deferred tax assets	4,048,800	4,048,800
Prepaid expenses and other current assets	2,842,200	1,827,500
Total current assets	113,154,800	112,718,400

Property and equipment, net	21,540,000	22,233,600
Goodwill, net	6,450,700	6,310,100
Other long-term assets	2,522,900	2,536,500
Total assets	$143,668,400	$143,798,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$61,755,600	$64,433,400
Payroll, benefits and taxes	5,902,700	3,014,400
Income and sales tax liabilities	4,029,500	3,588,700
Accrued expenses and other current liabilities	1,411,300	1,253,600
Revolving line of credit	—	3,353,500
Current portion of long-term debt	361,400	360,400
Total current liabilities	73,460,500	76,004,000

Deferred tax liabilities	2,189,300	2,189,300
Long-term debt, net of current portion	3,752,200	3,842,600
Other long-term liabilities	1,595,600	1,611,100
Total liabilities	80,997,600	83,647,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	79,500	78,200
Additional paid-in capital	32,711,800	32,087,400
Treasury stock	(33,684,500)	(33,454,300)
Retained earnings	63,615,600	61,552,900
Accumulated other comprehensive loss, net of tax	(51,600)	(112,600)
Total shareholders’ equity	62,670,800	60,151,600
Total liabilities and shareholders’ equity	$143,668,400	$143,798,600

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Three Months Ended
	June 29, 2008	July 1, 2007
	(unaudited)	(unaudited)

Revenues	$122,068,300	$124,430,100
Cost of goods sold	91,055,400	96,269,100
Gross profit	31,012,900	28,161,000

Selling, general and administrative expenses	27,494,600	26,668,800
Income from operations	3,518,300	1,492,200
Interest expense, net	136,800	60,900
Income before provision for income taxes	3,381,500	1,431,300
Provision for income taxes	1,318,800	565,300
Net income	$2,062,700	$866,000
Basic earnings per share	$0.39	$0.16
Diluted earnings per share	$0.38	$0.15

Basic weighted average shares outstanding	5,270,800	5,419,300

Diluted weighted average shares outstanding	5,389,800	5,694,400

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Three Months Ended
	June 29, 2008	July 1, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,062,700	$866,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,098,900	1,229,900
Non-cash stock compensation expense	508,500	576,800
Deferred income taxes and other	4,200	(36,300)
Change in trade accounts receivable	4,490,700	(11,696,300)
Change in product inventory	(980,800)	(6,370,500)
Change in prepaid expenses and other current assets	(131,600)	(489,800)
Change in trade accounts payable	(1,509,400)	20,677,400
Change in payroll, benefits and taxes	2,888,300	(3,141,000)
Change in income and sales tax liabilities	(442,300)	(390,200)
Change in accrued expenses and other current liabilities	220,700	(166,900)
Net cash provided by operating activities	8,209,900	1,059,100

Cash flows from investing activities:
Purchases of property and equipment	(350,400)	(637,900)
Acquisition of business in purchase transaction and additional earn-out payments on acquired businesses	(1,309,000)	(1,670,500)
Net cash used in investing activities	(1,659,400)	(2,308,400)

Cash flows from financing activities:
Net repayments on revolving line of credit	(3,353,500)	—
Payments on long-term debt	(89,400)	(88,700)
Proceeds from issuance of stock	—	393,100
Purchase of treasury stock	(230,200)	(1,405,400)
Excess tax benefit from stock-based compensation	54,200	1,103,500
Net cash (used in) provided by financing activities	(3,618,900)	2,500

Net increase (decrease) in cash and cash equivalents	2,931,600	(1,246,800)

Cash and cash equivalents, beginning of period	2,086,200	4,176,300

Cash and cash equivalents, end of period	$5,017,800	$2,929,500

See accompanying notes.

TESSCO Technologies Incorporated

Notes to Consolidated Financial Statements

June 29, 2008

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

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 30, 2008.

Note 2.  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in the Company’s case, the fiscal year beginning March 29, 2009.  The Company adopted SFAS No. 157 effective as of March 31, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements (see Note 4).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 effective as of March 31, 2008.  As the Company did not elect to apply the fair value option as described under SFAS No. 159 to any of its financial assets or liabilities which were not currently required to be measured at fair value, the adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination.  SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) for any acquisition after March 29, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged.  The Company is currently reviewing SFAS No. 161 to determine the impact of adoption on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities. Therefore, these financial instruments must be included in calculating basic and diluted earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” All prior period EPS data presented should be adjusted retrospectively upon adoption. FSP No. 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, the Company is required to adopt FSP No. 03-6-1 on March 30, 2009. The Company is currently evaluating the requirements of FSP No. 03-6-1 and the potential impact on the Company’s basic and diluted earnings per share calculations.

Note 3.  Stock Compensation

The Company’s selling, general and administrative expenses for the three months ended June 29, 2008 and July 1, 2007 includes $508,500 and $576,800, respectively, of stock compensation expense.  Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program.  In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $54,200 and $1,103,500, primarily related to the PSUs which vested during the three months ended June 29, 2008 and July 1, 2007, respectively.

Performance Stock Units:  The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal year 2009:

	Three Months Ended June 29, 2008	Weighted Average Fair Value at Grant
Shares available for issue under outstanding PSUs, non-vested beginning of period	439,031	$16.79
Granted	275,000	11.71
Vested	(147,593)	10.42
Forfeited/cancelled	(188,020)	23.95
Shares available for issue under outstanding PSUs, non-vested end of period	378,418	$12.03

Of the 378,418 shares available for issuance under outstanding PSUs but not yet vested as of June 29, 2008, 103,418 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued on or about May 1 of 2009 and 2010.

The vast majority of the PSUs cancelled during fiscal year 2009 related to the fiscal year 2008 grant of PSUs which had a 1-year measurement period (fiscal year 2008).  During that period, actual earnings per share did not reach the threshold level, and thus, the underlying shares from those PSUs were cancelled accordingly.  Per the provisions of the Amended and Restated 1994 Stock and Incentive Plan (the “1994 Plan”), the shares related to these PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal year 2009, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals and directors, providing them with the opportunity to earn up to 275,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for employees (independent directors are not subject to individual performance factors).  These PSUs have only one measurement year (fiscal year 2009), with any shares earned at the end of fiscal year 2009 to vest and be issued 25% on or about May 1 of 2009, 2010, 2011 and 2012, respectively, provided that the participant remains employed by or associated with the Company on each such date.

If the maximum target of PSUs outstanding is assumed to be earned, total unrecognized compensation costs would be approximately $3.2 million as of June 29, 2008 and would be expensed through fiscal year 2012.

Stock Options:  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  As of June 29, 2008, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the three months ended June 29, 2008:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$8.35
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding and exercisable, end of period	135,000	8.35

Restricted Stock:  In fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan.  These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events.  The weighted average fair value for these shares at the grant date was $15.84.  No other shares of restricted stock are currently issued as awards under the 1994 Plan.  As of June 29, 2008, 120,000 shares remain unvested and there was no activity related to these restricted shares during the first quarter of fiscal year 2009.  As of June 29, 2008, there was approximately $1.8 million of total unrecognized compensation costs related to restricted stock.  Unrecognized compensation costs are expected to be recognized ratably over a period of approximately eight years.

Note 4.  Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB partially deferred the effective date of SFAS No. 157, until fiscal years beginning after November 15, 2008 or in the Company’s case, the fiscal year beginning March 29, 2009, as it relates to certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Effective March 31, 2008, the Company adopted the remaining portion of SFAS No. 157.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•                  Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•                  Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets, and quoted prices for identical or similar assets or liabilities in markets that are not active.

•                  Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at June 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap agreement	(51,600)	—	(51,600)	—
Total assets at fair value	$(51,600)	$—	$(51,600)	$—

The interest rate swap agreement is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.  The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

Note 5.  Earnings Per Share

The dilutive effect of all options and PSUs outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended
	June 29, 2008	July 1, 2007

Basic weighted average common shares outstanding	5,270,800	5,419,300
Effect of dilutive common stock equivalents outstanding	119,000	275,100
Diluted weighted average common shares outstanding	5,389,800	5,694,400

As of June 29, 2008, stock options with respect to 135,000 shares of common stock were outstanding. All outstanding options, restricted stock grants and earned but unvested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

Note 6.  Business Segments

The Company evaluates revenue, gross profit and inventory in three business segments:  (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment.  Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets.  The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets.  The Company also regularly reviews its results of operations in three commercial customer categories and the consumer customer category, as described further below:

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

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.  The Company’s goodwill at June 29, 2008 relates to acquisitions within its network infrastructure line of business.

Segment activity for the first quarter of fiscal years 2009 and 2008 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended June 29, 2008
Commercial Revenues:
Public Carriers and Network Operators	$11,542	$684	$3,660	$15,886
Resellers	18,550	50,794	2,718	72,062
SMUs and Governments	12,856	3,812	14,787	31,455
Total Commercial Revenues	42,948	55,290	21,165	119,403
Consumer Revenues	—	2,665	—	2,665
Total Revenues	$42,948	$57,955	$21,165	$122,068

Commercial Gross Profit:
Public Carriers and Network Operators	$3,060	$206	$898	$4,164
Resellers	4,986	12,112	754	17,852
SMUs and Governments	3,635	1,275	3,089	7,999
Total Commercial Gross Profit	11,681	13,593	4,741	30,015
Consumer Gross Profit	—	998	—	998
Total Gross Profit	$11,681	$14,591	$4,741	$31,013

Product Inventory	$24,129	$21,049	$4,860	$50,038

Fiscal Quarter ended July 1, 2007
Commercial Revenues:
Public Carriers and Network Operators	$11,425	$581	$2,606	$14,612
Resellers	17,567	57,048	2,383	76,998
SMUs and Governments	10,943	3,243	16,439	30,625
Total Commercial Revenues	39,935	60,872	21,428	122,235
Consumer Revenues	—	2,195	—	2,195
Total Revenues	$39,935	$63,067	$21,428	$124,430

Commercial Gross Profit:
Public Carriers and Network Operators	$2,677	$164	$677	$3,518
Resellers	4,205	11,409	800	16,414
SMUs and Governments	2,820	1,061	3,475	7,356
Total Commercial Gross Profit	9,702	12,634	4,952	27,288
Consumer Gross Profit	—	873	—	873
Total Gross Profit	$9,702	$13,507	$4,952	$28,161

Product Inventory	$17,099	$23,133	$3,587	$43,819

Note 7.  Comprehensive Income

The components of total comprehensive income were as follows:

	Three Months Ended
	June 29, 2008	July 1, 2007

Net Income	$2,062,700	$866,000
Change in value of interest rate swap	61,000	31,000
Total comprehensive income	$2,123,700	$897,000

Accumulated other comprehensive loss, net of tax, at the end of each period was comprised entirely of the interest rate swap.

Note 8.  Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program.  As of June 29, 2008, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion or expiration of the program.  As of June 29, 2008, the Company had purchased 2,140,974 shares for approximately $28.3 million, or an average of $13.20 per share.  Of the total shares repurchased, no shares were repurchased in the first three months of fiscal year 2009.  As of June 29, 2008, 254,593 shares remained available for repurchase under this program.

Note 9.  Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the fiscal quarters ended June 29, 2008 and July 1, 2007, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 20% and 26% of total revenues, respectively.  For the fiscal quarters ended June 29, 2008 and July 1, 2007, sales of products to the Company’s Nokia Inc. (Nokia) repair and replacement component relationship accounted for 7% and 9% of total revenues, respectively.  The Nokia relationship is a complete supply chain relationship and, therefore, the Company has no alternative sources of supply, and the Company’s purchases, and ultimately its resale of these products, is dependent upon the continuation of the Nokia relationship.  The Company also sells products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, the Company would maintain the ability to sell these other products to these customers.

Note 10.  Subsequent Events

On July 1, 2008, the Company repurchased all 470,000 shares of its common stock held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction.  Pursuant to an agreement entered into between the Company and Brightpoint, the Company purchased Brightpoint’s share holdings, comprising approximately 9% of the Company’s total then outstanding common stock, for $13.64 per share, or a total of $6,410,800.  The price per share was determined based on the seven trading day trailing average closing price of the Company’s common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase was funded through available cash and borrowings under the Company’s revolving credit facility.  This transaction does not affect the number of shares available for repurchase under the Company’s stock buyback program (see Note 8).  In connection with this transaction, the Company and certain of its subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association to amend a negative covenant included in the Credit Agreement for the Company’s existing $50 million unsecured revolving credit facility, to increase the amount of common stock permitted to be repurchased by the Company from $10 million to $15 million, during the term of the credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Form 10-K for the fiscal year ended March 30, 2008.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.  Although we sell products to customers in over 100 countries, approximately 95% of our sales are made to customers in the United States.  We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.  Due to the diversity of our business, we are not significantly affected by seasonality.  However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season.  Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

We offer a wide range of products that are classified into three business segments: (1) network infrastructure; (2) mobile devices and accessories; and (3) installation, test and maintenance.  These segments are described further below:

•                  Network Infrastructure Products.  Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry.  However, we have also been growing our offering of wireless broadband and network equipment products, which are not as dependent on the overall capital spending of the industry.

•                  Mobile Device and Accessory Products.  Mobile devices and accessory products include cellular phone and data device accessories, as well as two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  These commercial customers include retail stores, value-added resellers and dealers, as well as self-maintained users.  These consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 42% of all of our mobile devices and accessory product sales for the fiscal quarter ended June 29, 2008 were generated from sales to AT&T Mobility (AT&T).

•                  Installation, Test and Maintenance Products.  Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment.  Approximately 43% of all of our installation, test and maintenance sales for the fiscal quarter ended June 29, 2008 were generated from the sales of repair and replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

Both our repair and replacement parts sales and consumer mobile devices and accessory sales through affinity partnerships, are reliant on relationships with a small number of vendors.

We regularly review four categories within each business segment: (1) commercial public carriers and network operators; (2) commercial resellers; (3) commercial self-maintained users and governments; and (4) consumers.  These categories are described further below:

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high.  Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise relatively short notice.  Our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 360 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Our first quarter revenues decreased by 1.9% compared to the first quarter of last year; however, our gross profits increased by 10.1%.  Revenues increased in our network infrastructure commercial line of business, but as more fully described below, such increase was more than offset by a decline in our mobile devices and accessories commercial line of business as well as a decline in revenues from our installation, test and maintenance commercial line of business.  Gross profits increased in our network infrastructure commercial line of business, as well as in our mobile devices and accessories commercial line of business as compared with the first quarter of last year.  These increases in gross profit were partially offset by a decline in gross profits in our installation, test and maintenance commercial line of business.  This overall increase in gross profit, offset slightly by an increase in operating expenses to support our growth initiatives and increased order volume, resulted in a 138.2% increase in net income and a 153.3% increase in diluted earnings per share over the prior-year quarter.

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter ended June 29, 2008 and July 1, 2007:

	Three Months Ended
(Amounts in thousands, except per share data)	June 29, 2008	July 1, 2007	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$11,542	$11,425	$117	1.0%
Resellers	18,550	17,567	983	5.6%
SMUs and Governments	12,856	10,943	1,913	17.5%
Total Network Infrastructure	42,948	39,935	3,013	7.5%
Mobile Devices and Accessories:
Public Carriers and Network Operators	684	581	103	17.7%
Resellers	50,794	57,048	(6,254)	(11.0)%
SMUs and Governments	3,812	3,243	569	17.5%
Total Mobile Devices and Accessories	55,290	60,872	(5,582)	(9.2)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,660	2,606	1,054	40.4%
Resellers	2,718	2,383	335	14.1%
SMUs and Governments	14,787	16,439	(1,652)	(10.0)%
Total Installation, Test and Maintenance	21,165	21,428	(263)	(1.2)%
Total Commercial Revenues	119,403	122,235	(2,832)	(2.3)%
Consumer Revenues - Mobile Devices and Accessories	2,665	2,195	470	21.4%
Total Revenues	$122,068	$124,430	$(2,362)	(1.9)%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,060	$2,677	$383	14.3%
Resellers	4,986	4,205	781	18.6%
SMUs and Governments	3,635	2,820	815	28.9%
Total Network Infrastructure	11,681	9,702	1,979	20.4%
Mobile Devices and Accessories:
Public Carriers and Network Operators	206	164	42	25.6%
Resellers	12,112	11,409	703	6.2%
SMUs and Governments	1,275	1,061	214	20.2%
Total Mobile Devices and Accessories	13,593	12,634	959	7.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	898	677	221	32.6%
Resellers	754	800	(46)	(5.8)%
SMUs and Governments	3,089	3,475	(386)	(11.1)%
Total Installation, Test and Maintenance	4,741	4,952	(211)	(4.3)%
Total Commercial Gross Profit	30,015	27,288	2,727	10.0%
Consumer Gross Profit - Mobile Devices and Accessories	998	873	125	14.3%
Total Gross Profit	31,013	28,161	2,852	10.1%

Selling, general and administrative expenses	27,494	26,669	825	3.1%
Income from operations	3,519	1,492	2,027	135.9%
Interest expense, net	137	61	76	124.6%
Income before provision for income taxes	3,382	1,431	1,951	136.3%
Provision for income taxes	1,319	565	754	133.5%
Net income	$2,063	$866	$1,197	138.2%
Diluted earnings per share	$0.38	$0.15	$0.23	153.3%

First Quarter of Fiscal Year 2009 Compared with First Quarter of Fiscal Year 2008

Revenues.  Revenues for the first quarter of fiscal year 2009 decreased 1.9% as compared with the first quarter of fiscal year 2008, primarily due to a 2.3% decline in commercial revenues, partially offset by a 21.4% increase in consumer revenues.  While sales in our mobile devices and accessories and installation, test, and maintenance lines of business declined, sales in our network infrastructure line of business grew.

Network infrastructure sales increased 7.5% as compared with the first quarter of fiscal year 2008, as a result of higher sales of radio frequency propagation and site support products across all of our market categories, partially offset by lower sales of broadband products across all of our market categories.  Our overall increase in sales of network infrastructure products was in sales to public carriers, resellers and SMUs and governments.

Sales in the mobile devices and accessories line of business decreased 8.1% in the first quarter of fiscal year 2009, as compared with the same period last year.  The decrease was due to a 9.2% decrease in commercial sales, partially offset by a 21.4% increase in consumer sales.  The decrease in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but also to SMUs and governments and public carriers and network operators, was primarily due to decreased sales to our resellers and users.  Sales to a large national tier-one carrier declined by 23.1%, largely a result of a change in product mix.  In previous periods, this customer purchased a higher percentage of Bluetooth headsets which have a higher sales price but a lower gross margin than traditional cell phone accessories.  As a result of the change in product mix, overall sales to this customer declined during the first quarter of fiscal year 2009, while gross margin from those sales increased.

Revenues from our installation, test and maintenance line of business had a 1.2% decrease from the prior-year quarter, primarily due to a decrease in the sale of repair components related to our major repair components relationship with Nokia.

Gross Profit.  Gross profit for the first quarter of fiscal year 2009 increased 10.1% as compared with the first quarter of fiscal year 2008. Total commercial gross profit increased 10.0%, while consumer gross profit increased 14.3%.  Gross profit margin increased to 25.4% in the first quarter of fiscal year 2009 from 22.6% in first quarter of fiscal year 2008.  Gross profit margin in our network infrastructure segment increased from 24.3% in the first quarter of fiscal year 2008 to 27.2% in the first quarter of fiscal year 2009.  This increase in gross profit margin was a result of the change in product mix described above, as radio frequency and site support products typically have a higher gross margin than broadband products.  Gross profit margin in our mobile devices and accessories segment increased to 25.2% in the first quarter of this fiscal year from 21.4% in the first quarter of last fiscal year.  This increase was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which increased to 24.6% in the first quarter of fiscal year 2009 from 20.8% for the first quarter of fiscal year 2008, principally due to product mix in sales to a large tier-one carrier and other retail customers.  Consumer gross profit margin for our mobile devices and accessories decreased to 37.4% in the first quarter of this fiscal year from 39.8% for the first quarter of last fiscal year.  Gross profit margin in our installation, test and maintenance line of business decreased slightly from 23.1% in the first quarter of fiscal year 2008 to 22.4% in the first quarter of fiscal year 2009. Generally, our gross margins by product within these segments have been sustained, except as noted above, and generally these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

As total revenues and gross profits from larger customer and vendor relationships, including AT&T, increase, we occasionally experience and expect to continue to experience pricing pressures that may adversely affect future results. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 3.1% in the first quarter of fiscal year 2009 as compared with the first quarter of fiscal year 2008.  Selling, general and administrative expenses as a percentage of revenues increased to 22.5% in the first quarter of fiscal year 2009 from 21.4% in the first quarter of fiscal year 2008.  The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation expense and bonus accruals, partially offset by decreased marketing, sales promotion and freight expense, during the first quarter of fiscal year 2009.

Compensation expenses related to business generation and fulfillment activities increased over the prior-year quarter.  Compensation costs have also increased over the prior-year quarter due to increased accruals related to our cash and equity bonus programs.  Our bonus programs are performance based and therefore, the increase in bonus accruals is due to better results during the first quarter of fiscal year 2009 as well as projected results for the remainder of the fiscal year as compared to pre-defined performance targets.  Total compensation costs, including benefits and bonus expense, increased by approximately $2.3 million from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009.

Marketing and sales promotion expenses decreased by approximately $588,700 in the first quarter of fiscal year 2009 as compared with the first quarter of fiscal year 2008, primarily due to decreased expense for print and online advertising in the first quarter of fiscal year 2009, as well as decreased racks and graphics expense associated with our retail business.

Freight expense decreased by approximately $902,300 due to increased productivity in our distribution operations, partially offset by higher fuel surcharges.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $266,700 and $92,500 for the first quarter ended June 29, 2008 and July 1, 2007, respectively.

Interest, Net.  Net interest expense increased from $60,900 in the first quarter of fiscal year 2008 to $136,800 in the first quarter of fiscal year 2009, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first quarter of fiscal year 2009 was 39.0% as compared with 39.5% in the first quarter of fiscal year 2008.  The decrease in the tax rate is primarily attributable to a decrease in non-deductible expenses as a percentage of income, as well as changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the first quarter of fiscal year 2009 increased 138.2% and 153.3%, respectively, compared to the prior-year quarter.

Liquidity and Capital Resources

	Three Months Ended
	June 29, 2008	July 1, 2007
Cash flow provided by operating activities	$8,209,900	$1,059,100
Cash flow used in investing activities	(1,659,400)	(2,308,400)
Cash flow (used in) provided by financing activities	(3,618,900)	2,500
Net increase (decrease) in cash and cash equivalents	$2,931,600	$(1,246,800)

We generated $8.2 million of net cash from operating activities in the first three months of fiscal year 2009 compared with $1.1 million in the first three months of fiscal year 2008.  In the first three months of fiscal year 2009, our cash inflow from operating activities was primarily driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as by a significant decrease in trade accounts receivable and an increase in accrued payroll, benefits and taxes, partially offset by a decrease in accounts payable.  The decrease in trade accounts receivable is primarily due to the timing of sales and collections largely related to our large tier-one carrier.  The accrual for payroll, benefits and taxes increased primarily due to an increase in accruals for our bonus programs in the first three months of fiscal year 2009 as compared to the first three months of fiscal year 2008.  The decrease in accounts payable is largely due to the timing and credit terms of inventory receipts.

Capital expenditures of $350,400 in the first three months of fiscal year 2009 were down from expenditures of $637,900 in the first three months of fiscal year 2008.  In both periods, capital expenditures primarily consisted of investment in information technology.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $12.0 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded, if earnings targets are achieved.  For the period ended June 29, 2008, approximately $1.3 million was paid for additional earn-out based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  As of June 29, 2008, there is no accrual for additional earn-out payments, because applicable fiscal year 2009 targets have not been met as of June 29, 2008.

Net cash used in financing activities was $3.6 million in the first three months of fiscal year 2009 compared with a net cash inflow from financing activities of $2,500 for the first three months of fiscal year 2008.  For fiscal year 2009, our cash outflow from financing activities was primarily due to net repayments on our revolving line of credit and treasury stock transactions with employees and directors for minimum tax withholdings related to equity compensation.  For fiscal year 2008, our cash inflow from financing activities was primarily driven by tax deductions of stock based compensation in excess of the compensation costs recognized for those awards and additional proceeds from the issuance of stock, mostly offset by treasury stock transactions with employees and directors for minimum tax withholdings.  During the first three months of fiscal years 2009 and 2008, we did not repurchase any shares of our outstanding common stock pursuant to our stock buyback program.  From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the first quarter of fiscal year 2009, a total of 2,140,974 shares have been purchased under this program for approximately $28.3 million, or an average price of $13.20 per share.  The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate pursuant to this program, and therefore, 254,593 shares remained available to be purchased as of the end of the first quarter of fiscal year 2009.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion or expiration of this program.

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

On July 1, 2008, we repurchased all 470,000 shares of our common stock held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction.  Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint’s share holdings, comprising approximately 9% of our total then outstanding common stock, for $13.64 per share, or a total of $6,410,800.  The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase was funded through available cash and borrowings under our revolving credit facility.  This transaction does not affect the number of shares available for repurchase under our stock buyback program.  In connection with this transaction, we and certain of our subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association to amend a negative covenant included in the Credit Agreement for our existing $50 million unsecured revolving credit facility, to increase the amount of common stock permitted to be repurchased by us from $10 million to $15 million, during the term of the credit facility.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards(“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Effective March 31, 2008, we adopted SFAS No. 157.  However, in February 2008, the FASB partially deferred the effective date of SFAS No. 157, until fiscal years beginning after November 15, 2008 or in our case, the fiscal year beginning March 29, 2009, as it relates to certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The adoption of SFAS No. 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 effective as of March 31, 2008.  As we did not elect to apply the fair value option as described under SFAS No. 159 to any of our financial assets or liabilities which were not currently required to be measured at fair value, the adoption did not have an impact on our financial statements.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination.  SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  We will adopt SFAS No. 141(R) for any acquisition after March 29, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged.  We are currently reviewing SFAS No. 161 to determine the impact of adoption on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities. Therefore, these financial instruments need to be included in calculating basic and diluted earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” All prior period EPS data presented should be adjusted retrospectively upon adoption. FSP No. 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, we are required to adopt FSP No. 03-6-1 on March 30, 2009. We are currently evaluating the requirements of FSP No. 03-6-1 and the potential impact on our basic and diluted earnings per share calculations.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

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

Not Applicable.

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

Item 1A.  Risk Factors.

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program.  As of June 29, 2008, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  During the first quarter of 2009, the Company did not repurchase any shares of its common stock.  As of June 29, 2008, we had purchased an aggregate of 2,140,974 shares of our outstanding common stock pursuant to this program for approximately $28.3 million, or an average price of $13.20 per share.  Accordingly, as of June 29, 2008, 254,593 shares remained available for repurchase under this program.  Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion or expiration of the program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders at the Company’s facility located in Timonium, Maryland on July 24, 2008.  At the meeting, the shareholders were asked to vote on the election of two directors, the extension of the date through which awards may be granted under the Company’s Amended and Restated 1994 Stock and Incentive Plan, an increase in the number of shares available for awards under the Amended and Restated 1994 Stock and Incentive Plan, the approval of the Amended and Restated 1994 Stock and Incentive Plan and specific performance criteria applicable thereto, for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the ratification of the appointment of the Company’s independent registered public accounting firm.  Each of these proposals was described in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 20, 2008.

ELECTION OF DIRECTORS.  At the meeting, the shareholders re-elected Robert B. Barnhill, Jr. and Benn R. Konsynski, Ph.D. to the Board of Directors for a three-year term expiring at the Company’s 2011 Annual Meeting of Shareholders and until their successors are duly elected and qualified.  The term of office of each of John D. Beletic, Daniel Okrent, Morton F. Zifferer, Jr., Dennis Shaughnessy and Jay G. Baitler also continued after the meeting.  The votes cast or withheld in respect of the election of Mr. Barnhill and Dr. Konsynski were as follows:

Robert B. Barnhill, Jr.	2,499,511	For
	1,989,485	Withheld

Benn R. Konsynski, Ph.D.	2,499,511	For
	1,989,485	Withheld

AMENDED AND RESTATED 1994 STOCK AND INCENTIVE PLAN.  At the meeting, the shareholders approved the extension of the date through which awards may be granted under the 1994 Plan from July 22, 2009 to July 22, 2014.  The number of votes “for” was 3,761,120, the number of votes “against” or “withheld” was 118,397, the number of shares representing abstentions was 3,998 and the number of shares representing broker non-votes was 605,481.  The shareholders also approved the increase in the number of shares of common stock available for awards under the 1994 Plan by 150,000, from 1,758,750 to 1,908,750. The number of votes “for” was 2,453,479, the number of votes “against” or “withheld” was 1,429,738, the number of shares representing abstentions was 298 and the number of shares representing broker non-votes was 605,481.

1994 PLAN FOR SECTION 162(m) PURPOSES.  At the meeting, the shareholders approved the Amended and Restated 1994 Stock and Incentive Plan and specific performance criteria applicable thereto, for purposes of Section 162(m) of the Internal Revenue Code.  The number of votes “for” was 3,785,873, the number of votes “against” or “withheld” was 94,694, the number of shares representing abstentions was 2,948 and the number of shares representing broker non-votes was 605,481.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.  At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending March 29, 2009.  The number of votes “for” was 4,463,953, the number of votes “against” or “withheld” was 24,552 and the number of shares representing abstentions was 493.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)                EXHIBITS:

31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer.
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date:	August 13, 2008	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)