Form 10-Q
period 2008-09-28
TESSCO TECHNOLOGIES INC
filed 2008-11-12
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-24746

TESSCO TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	52-0729657
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2008, was 4,744,793.

TESSCO TECHNOLOGIES INCORPORATED

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	September 28, 2008	March 30, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,406,900	$2,086,200
Trade accounts receivable, net	53,096,600	55,698,600
Product inventory, net	54,776,400	49,057,300
Deferred tax assets	4,048,800	4,048,800
Prepaid expenses and other current assets	2,790,800	1,827,500
Total current assets	116,119,500	112,718,400

Property and equipment, net	21,442,600	22,233,600
Goodwill, net	6,550,700	6,310,100
Other long-term assets	2,457,100	2,536,500
Total assets	$146,569,900	$143,798,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$66,000,300	$64,433,400
Payroll, benefits and taxes	6,657,800	3,014,400
Income and sales tax liabilities	4,347,600	3,588,700
Accrued expenses and other current liabilities	1,485,700	1,253,600
Revolving line of credit	2,127,700	3,353,500
Current portion of long-term debt	361,400	360,400
Total current liabilities	80,980,500	76,004,000

Deferred tax liabilities	2,189,300	2,189,300
Long-term debt, net of current portion	3,662,300	3,842,600
Other long-term liabilities	1,571,800	1,611,100
Total liabilities	88,403,900	83,647,000

Shareholders’ equity:
Preferred stock	—	—
Common stock	79,700	78,200
Additional paid-in capital	33,402,700	32,087,400
Treasury stock	(41,118,200)	(33,454,300)
Retained earnings	65,854,300	61,552,900
Accumulated other comprehensive loss, net of tax	(52,500)	(112,600)
Total shareholders’ equity	58,166,000	60,151,600
Total liabilities and shareholders’ equity	$146,569,900	$143,798,600

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$143,773,700	$132,518,300	$265,842,000	$256,948,400

Cost of goods sold	109,553,100	103,837,700	200,608,500	200,106,800

Gross profit	34,220,600	28,680,600	65,233,500	56,841,600

Selling, general and administrative expenses	30,298,000	27,340,000	57,792,600	54,008,800

Income from operations	3,922,600	1,340,600	7,440,900	2,832,800

Interest expense, net	165,900	115,900	302,700	176,800

Income before provision for income taxes	3,756,700	1,224,700	7,138,200	2,656,000

Provision for income taxes	1,518,000	508,300	2,836,800	1,073,600

Net income	$2,238,700	$716,400	$4,301,400	$1,582,400

Basic earnings per share	$0.46	$0.13	$0.85	$0.29

Diluted earnings per share	$0.45	$0.13	$0.83	$0.28

Basic weighted average shares outstanding	4,821,000	5,328,100	5,045,600	5,374,400

Diluted weighted average shares outstanding	4,945,600	5,538,600	5,191,800	5,616,500

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Six Months Ended
	September 28, 2008	September 30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$4,301,400	$1,582,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,140,600	2,433,300
Non-cash stock compensation expense	1,082,100	1,079,700
Deferred income taxes and other	(9,700)	37,200
Change in trade accounts receivable	2,602,000	(9,741,700)
Change in product inventory	(5,719,100)	(12,911,600)
Change in prepaid expenses and other current assets	132,400	(257,000)
Change in trade accounts payable	2,635,300	25,723,800
Change in payroll, benefits and taxes	3,643,400	(3,643,900)
Change in income and sales tax liabilities	(336,800)	(1,414,800)
Change in accrued expenses and other current liabilities	353,900	22,000
Net cash provided by operating activities	10,825,500	2,909,400

Cash flows from investing activities:
Purchases of property and equipment	(1,239,700)	(1,974,600)
Acquisition of business in purchase transaction and additional earn-out payments on acquired businesses	(1,309,000)	(2,330,000)
Net cash used in investing activities	(2,548,700)	(4,304,600)

Cash flows from financing activities:
Net (repayments) borrowings on revolving line of credit	(1,225,800)	4,384,400
Payments on long-term debt	(179,300)	(177,600)
Proceeds from issuance of stock	58,700	507,000
Purchases of treasury stock	(7,663,900)	(6,238,100)
Excess tax benefit from stock-based compensation	54,200	1,134,000
Net cash used in financing activities	(8,956,100)	(390,300)

Net decrease in cash and cash equivalents	(679,300)	(1,785,500)

Cash and cash equivalents, beginning of period	2,086,200	4,176,300

Cash and cash equivalents, end of period	$1,406,900	$2,390,800

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Notes to Consolidated Financial Statements

September 28, 2008

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

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

Note 2.  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in the Company’s case, the fiscal year beginning March 30, 2009.  The Company adopted SFAS No. 157 for its financial assets and liabilities effective as of March 31, 2008, and has deferred its adoption for non-financial assets and liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements (see Note 4).

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination.  SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The Company will adopt SFAS No. 141(R) on March 30, 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 directs the hierarchy to the entity, rather than the auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s September 16, 2008 approval of the Public Company Accounting Oversight Board (PCAOB) amendments to remove the hierarchy for accounting principles generally accepted in the United States from the PCAOB’s auditing standards.  The Company does not expect SFAS No. 162 to have an impact on its financial statements.

In June 2008, the FASB issued FASB Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No.03-6-1).”  FSP No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities.  Therefore, these financial instruments must be included in calculating basic and diluted earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  All prior period EPS data presented should be adjusted retrospectively upon adoption.  FSP No. 03-6-1 will be effective for fiscal years beginning after December 15, 2008.  Therefore, the Company is required to adopt FSP No. 03-6-1 on March 30, 2009.  The Company currently has share based awards for 120,000 shares of its common stock that fall under the requirements of FSP No. 03-6-1. Although the adoption of FSP No. 03-6-1 will reduce our earnings per share, the Company does not expect the adoption to have a material impact on its basic and diluted earnings per share calculations as currently presented.

Note 3.  Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 28, 2008 includes $573,600 and $1,082,100, respectively, of stock compensation expense.  The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 30, 2007 includes $502,900 and $1,079,700, respectively, of stock compensation expense.  Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program.  In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $54,200 and $1,134,000, primarily related to the PSUs which vested during the six months ended September 28, 2008 and September 30, 2007, respectively.

Performance Stock Units:  The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal year 2009:

	Six Months Ended September 28, 2008	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	439,031	$16.79
Granted	275,000	11.71
Vested	(147,593)	10.42
Forfeited/cancelled	(188,020)	23.95
Shares available for issue under outstanding PSUs, non-vested end of period	378,418	$12.03

Of the 378,418 shares available for issuance under outstanding PSUs but not yet vested as of September 28, 2008, 103,418 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, half of these shares will vest and be issued on or about May 1 of each of 2009 and 2010.

The vast majority of the PSUs cancelled during fiscal year 2009 related to the fiscal year 2008 grant of PSUs which had a 1-year measurement period (fiscal year 2008).  During that period, actual earnings per share did not reach the threshold level, and thus, the underlying shares from those PSUs were cancelled.  Per the provisions of the Second Amended and Restated 1994 Stock and Incentive Plan (the “1994 Plan”), the shares related to these PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal year 2009, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals and directors, providing them with the opportunity to earn up to 275,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for employees (independent directors are not subject to individual performance factors).  These PSUs have only one measurement year (fiscal year 2009), with any shares earned at the end of fiscal year 2009 to vest and be issued 25% on or about May 1 of each of 2009, 2010, 2011 and 2012, provided that the respective participants remain employed by or associated with the Company on each such date.

If the maximum target of PSUs outstanding is assumed to be earned, total unrecognized compensation costs would be approximately $2.7 million as of September 28, 2008 and would be expensed through fiscal year 2012.

Stock Options:  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  As of September 28, 2008, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the six months ended September 28, 2008:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$8.35
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding and exercisable, end of period	135,000	8.35

Restricted Stock:  In fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan.  These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events.  The weighted average fair value for these shares at the grant date was $15.84.  No other shares of restricted stock are currently issued as awards under the 1994 Plan.  As of September 28, 2008, 120,000 shares remain unvested and there was no activity related to these restricted shares during the second quarter of fiscal year 2009.  As of September 28, 2008, there was approximately $1.8 million of total unrecognized compensation costs related to restricted stock.  Unrecognized compensation costs are expected to be recognized ratably over a period of approximately eight years.

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

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at September 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap agreement, net of tax	$(52,500)	$—	$(52,500)	$—
Total assets at fair value	$(52,500)	$—	$(52,500)	$—

The fair value of the Company’s interest rate swap agreement is included in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.  The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

Note 5.  Earnings Per Share

The dilutive effect of all options and PSUs outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Basic weighted average common shares outstanding	4,821,000	5,328,100	5,045,600	5,374,400
Effect of dilutive common stock equivalents outstanding	124,600	210,500	146,200	242,100
Diluted weighted average common shares outstanding	4,945,600	5,538,600	5,191,800	5,616,500

As of September 28, 2008, stock options with respect to 135,000 shares of common stock were outstanding. All outstanding options, restricted stock grants and earned but unvested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

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

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.  The Company’s goodwill at September 28, 2008 relates to acquisitions within its network infrastructure line of business.

Segment activity for the second quarter of fiscal years 2009 and 2008 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended September 28, 2008
Commercial Revenues:
Public Carriers and Network Operators	$12,664	$436	$3,400	$16,500
Resellers	20,541	65,959	2,019	88,519
SMUs and Governments	14,407	3,716	17,501	35,624
Total Commercial Revenues	47,612	70,111	22,920	140,643
Consumer Revenues	—	3,131	—	3,131
Total Revenues	$47,612	$73,242	$22,920	$143,774

Commercial Gross Profit:
Public Carriers and Network Operators	$3,249	$124	$726	$4,099
Resellers	5,761	13,974	477	20,212
SMUs and Governments	3,931	1,205	3,735	8,871
Total Commercial Gross Profit	12,941	15,303	4,938	33,182
Consumer Gross Profit	—	1,039	—	1,039
Total Gross Profit	$12,941	$16,342	$4,938	$34,221

Product Inventory	$24,835	$24,888	$5,053	$54,776

Fiscal Quarter ended September 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$11,471	$568	$3,420	$15,459
Resellers	18,289	60,878	2,281	81,448
SMUs and Governments	12,494	3,520	16,626	32,640
Total Commercial Revenues	42,254	64,966	22,327	129,547
Consumer Revenues	—	2,971	—	2,971
Total Revenues	$42,254	$67,937	$22,327	$132,518

Commercial Gross Profit:
Public Carriers and Network Operators	$2,801	$160	$834	$3,795
Resellers	4,513	11,040	663	16,216
SMUs and Governments	3,214	1,103	3,313	7,630
Total Commercial Gross Profit	10,528	12,303	4,810	27,641
Consumer Gross Profit	—	1,040	—	1,040
Total Gross Profit	$10,528	$13,343	$4,810	$28,681

Product Inventory	$19,326	$27,236	$3,798	$50,360

Segment activity for the first six months of fiscal years 2009 and 2008 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Six Months ended September 28, 2008
Commercial Revenues:
Public Carriers and Network Operators	$24,206	$1,119	$7,060	$32,385
Resellers	39,091	116,754	4,737	160,582
SMUs and Governments	27,263	7,529	32,287	67,079
Total Commercial Revenues	90,560	125,402	44,084	260,046
Consumer Revenues	—	5,796	—	5,796
Total Revenues	$90,560	$131,198	$44,084	$265,842

Commercial Gross Profit:
Public Carriers and Network Operators	$6,309	$330	$1,624	$8,263
Resellers	10,747	26,086	1,231	38,064
SMUs and Governments	7,566	2,480	6,824	16,870
Total Commercial Gross Profit	24,622	28,896	9,679	63,197
Consumer Gross Profit	—	2,037	—	2,037
Total Gross Profit	$24,622	$30,933	$9,679	$65,234

Product Inventory	$24,835	$24,888	$5,053	$54,776

Six Months ended September 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$22,896	$1,149	$6,026	$30,071
Resellers	35,856	117,926	4,664	158,446
SMUs and Governments	23,437	6,763	33,065	63,265
Total Commercial Revenues	82,189	125,838	43,755	251,782
Consumer Revenues	—	5,166	—	5,166
Total Revenues	$82,189	$131,004	$43,755	$256,948

Commercial Gross Profit:
Public Carriers and Network Operators	$5,478	$324	$1,511	$7,313
Resellers	8,718	22,449	1,463	32,630
SMUs and Governments	6,034	2,164	6,788	14,986
Total Commercial Gross Profit	20,230	24,937	9,762	54,929
Consumer Gross Profit	—	1,913	—	1,913
Total Gross Profit	$20,230	$26,850	$9,762	$56,842

Product Inventory	$19,326	$27,236	$3,798	$50,360

Note 7.  Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net Income	$2,238,700	$716,400	$4,301,400	$1,582,400
Change in value of interest rate swap, net of tax	(900)	(50,700)	60,100	(19,700)
Total comprehensive income	$2,237,800	$665,700	$4,361,500	$1,562,700

Accumulated other comprehensive loss, net of tax, at the end of each period was comprised entirely of the interest rate swap.

Note 8.  Stock Buybacks

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program.  As of September 28, 2008, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion or expiration of the program.  As of September 28, 2008, the Company had purchased 2,210,366 shares under the stock buyback program for approximately $29.3 million, or an average of $13.25 per share.  Of the total shares repurchased under the stock buyback program, 69,392 shares were repurchased in the first six months of fiscal year 2009 for approximately $1.0 million.  As of September 28, 2008, 185,201 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, on July 1, 2008 the Company repurchased all 470,000 shares of its common stock held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction.  Pursuant to an agreement entered into between the Company and Brightpoint, the Company purchased Brightpoint’s share holdings, comprising approximately 9% of the Company’s total then outstanding common stock, for $13.64 per share, or a total of $6,410,800.  The price per share was determined based on the seven trading day trailing average closing price of the Company’s common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008.  The purchase price per share approximated the price of the Company’s common stock on the transaction date.  The purchase was funded through available cash and borrowings under the Company’s $50 million unsecured revolving line of credit facility.  This transaction was not made under, nor does it affect the number of shares available for repurchase under, the Company’s stock buyback program discussed above.  In connection with this transaction, the Company and certain of its subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, N.A. to amend a negative covenant included in the Credit Agreement for the Company’s existing $50 million unsecured revolving line of credit facility, to increase the amount of common stock permitted to be repurchased by the Company (beginning on the inception date of the Credit Agreement) from $10 million to $15 million, during the term of the credit facility.

Note 9.  Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the fiscal quarter and six months ended September 28, 2008, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 26% and 24% of total revenues, respectively.  For both the fiscal quarter and six months ended September 30, 2007, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 25% of total revenues.  For both the fiscal quarter and six months ended September 28, 2008, sales of products to the Company’s Nokia Inc. (Nokia) repair and replacement component relationship accounted for 7% of total revenues.  For both the fiscal quarter and six months ended September 30, 2007, sales of products to the Company’s Nokia repair and replacement component relationship accounted for 9% of total revenues.  The Nokia relationship is a complete supply chain relationship and, therefore, the Company has no alternative sources of supply, and the Company’s purchases, and ultimately its resale of these products, is dependent upon the continuation of the Nokia relationship.  The Company also sells products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, the Company would maintain the ability to sell its other products to these customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

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

•                                          Mobile Device and Accessory Products.  Mobile devices and accessory products include cellular phone and data device accessories, as well as two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  These commercial customers include retail stores, value-added resellers and dealers, as well as self-maintained users.  These consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 52% of all of our mobile devices and accessory product sales for the fiscal quarter ended September 28, 2008 were generated from sales to AT&T Mobility (AT&T).

•                                          Installation, Test and Maintenance Products.  Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment.  Approximately 44% of all of our installation, test and maintenance sales for the fiscal quarter ended September 28, 2008 were generated from the sales of repair and replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high.  Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base.  In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise relatively short notice.  Our ability to maintain these relationships is subject to competitive pressures and challenges.  We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 360 manufacturers, provides us with a significant competitive advantage over new entrants to the market.

Our second quarter revenues increased by 8.5% compared to the second quarter of last year.  This growth was driven by growth in each of our commercial lines of business.  Gross profits also increased in all of our commercial lines of business as compared with the second quarter of last year.  This overall increase in gross profit of 19.3%, offset partially by a 10.8% increase in operating expenses to support our growth initiatives and increased order volume, resulted in a 212.7% increase in net income and a 246.2% increase in diluted earnings per share over the prior-year quarter.

The current global financial crisis – which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, and concerns that the worldwide economy may enter into a prolonged recessionary period – may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products.  Despite our strong results during the first six months of the fiscal year, we have seen and continue to see negative impacts of the current global financial crisis, including only minimal growth in our average monthly buying customers and longer days to pay from our customers.  We expect the economic crisis to have a larger impact on our operating results during the second half of the year, especially in our retail business.  In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation.  The impact of the crisis on our liquidity is further discussed below under the heading “Liquidity.”

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and six months ended September 28, 2008 and September 30, 2007:

	Fiscal Quarters Ended				Six Months Ended
(Amounts in thousands, except per share data)	September 28, 2008	September 30, 2007	$ Change	% Change	September 28, 2008	September 30, 2007	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$12,664	$11,471	$1,193	10.4%	$24,206	$22,896	$1,310	5.7%
Resellers	20,541	18,289	2,252	12.3%	39,091	35,856	3,235	9.0%
SMUs and Governments	14,407	12,494	1,913	15.3%	27,263	23,437	3,826	16.3%
Total Network Infrastructure	47,612	42,254	5,358	12.7%	90,560	82,189	8,371	10.2%
Mobile Devices and Accessories:
Public Carriers and Network Operators	436	568	(132)	(23.2)%	1,119	1,149	(30)	(2.6)%
Resellers	65,959	60,878	5,081	8.3%	116,754	117,926	(1,172)	(1.0)%
SMUs and Governments	3,716	3,520	196	5.6%	7,529	6,763	766	11.3%
Total Mobile Devices and Accessories	70,111	64,966	5,145	7.9%	125,402	125,838	(436)	(0.3)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,400	3,420	(20)	(0.6)%	7,060	6,026	1,034	17.2%
Resellers	2,019	2,281	(262)	(11.5)%	4,737	4,664	73	1.6%
SMUs and Governments	17,501	16,626	875	5.3%	32,287	33,065	(778)	(2.4)%
Total Installation, Test and Maintenance	22,920	22,327	593	2.7%	44,084	43,755	329	0.8%
Total Commercial Revenues	140,643	129,547	11,096	8.6%	260,046	251,782	8,264	3.3%
Consumer Revenues - Mobile Devices and Accessories	3,131	2,971	160	5.4%	5,796	5,166	630	12.2%
Total Revenues	$143,774	$132,518	$11,256	8.5%	$265,842	$256,948	$8,894	3.5%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,249	$2,801	$448	16.0%	$6,309	$5,478	$831	15.2%
Resellers	5,761	4,513	1,248	27.7%	10,747	8,718	2,029	23.3%
SMUs and Governments	3,931	3,214	717	22.3%	7,566	6,034	1,532	25.4%
Total Network Infrastructure	12,941	10,528	2,413	22.9%	24,622	20,230	4,392	21.7%
Mobile Devices and Accessories:
Public Carriers and Network Operators	124	160	(36)	(22.5)%	330	324	6	1.9%
Resellers	13,974	11,040	2,934	26.6%	26,086	22,449	3,637	16.2%
SMUs and Governments	1,205	1,103	102	9.2%	2,480	2,164	316	14.6%
Total Mobile Devices and Accessories	15,303	12,303	3,000	24.4%	28,896	24,937	3,959	15.9%
Installation, Test and Maintenance:
Public Carriers and Network Operators	726	834	(108)	(12.9)%	1,624	1,511	113	7.5%
Resellers	477	663	(186)	(28.1)%	1,231	1,463	(232)	(15.9)%
SMUs and Governments	3,735	3,313	422	12.7%	6,824	6,788	36	0.5%
Total Installation, Test and Maintenance	4,938	4,810	128	2.7%	9,679	9,762	(83)	(0.9)%
Total Commercial Gross Profit	33,182	27,641	5,541	20.0%	63,197	54,929	8,268	15.1%
Consumer Gross Profit - Mobile Devices and Accessories	1,039	1,040	(1)	(0.1)%	2,037	1,913	124	6.5%
Total Gross Profit	34,221	28,681	5,540	19.3%	65,234	56,842	8,392	14.8%

Selling, general and administrative expenses	30,298	27,340	2,958	10.8%	57,792	54,009	3,783	7.0%
Income from operations	3,923	1,341	2,582	192.5%	7,442	2,833	4,609	162.7%
Interest expense, net	166	116	50	43.1%	303	177	126	71.2%
Income before provision for income taxes	3,757	1,225	2,532	206.7%	7,139	2,656	4,483	168.8%
Provision for income taxes	1,518	509	1,009	198.2%	2,837	1,074	1,763	164.2%
Net income	$2,239	$716	$1,523	212.7%	$4,302	$1,582	$2,720	171.9%
Diluted earnings per share	$0.45	$0.13	$0.32	246.2%	$0.83	$0.28	$0.55	196.4%

Second Quarter of Fiscal Year 2009 Compared with Second Quarter of Fiscal Year 2008

Revenues.  Revenues for the second quarter of fiscal year 2009 increased 8.5% as compared with the second quarter of fiscal year 2008, primarily due to a 8.6% increase in commercial revenues, and to a much lesser extent, a 5.4% increase in consumer revenues.  Sales increased across all commercial and consumer lines of business.

Network infrastructure sales increased 12.7% as compared with the second quarter of fiscal year 2008, as a result of higher sales of radio frequency propagation and site support products across all of our market categories.  Also, our overall increase in sales of network infrastructure products was due to increases among all of our customer categories.

Sales in the mobile devices and accessories line of business increased 7.8% in the second quarter of fiscal year 2009, as compared with the same period last year.  The increase was due to a 7.9% increase in commercial sales, and to a much lesser extent, a 5.4% increase in consumer sales.  The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but also to SMUs and governments and public carriers and network operators, was primarily due to increased sales to a large national tier-one carrier, as well as other smaller resellers and users and SMUs and governments, despite a small decrease in sales to public carriers and network operators.

Revenues from our installation, test and maintenance line of business increased 2.7% from the prior-year quarter, primarily due to an increase in the sale of test equipment, supplies and safety products to our SMUs and governments market category, despite a decrease in sales to resellers.

Gross Profit.  Gross profit for the second quarter of fiscal year 2009 increased 19.3% as compared with the second quarter of fiscal year 2008. Total commercial gross profit increased 20.0%, while consumer gross profit remained essentially flat.  Gross profit margin increased to 23.8% in the second quarter of fiscal year 2009 from 21.6% in second quarter of fiscal year 2008.  Gross profit margin in our network infrastructure segment increased from 24.9% in the second quarter of fiscal year 2008 to 27.2% in the second quarter of fiscal year 2009.  This increase in gross profit margin was a result of the change in product mix described above, as radio frequency and site support products typically have a higher gross margin than broadband products, which had a small decline in sales.  Gross profit margin in our mobile devices and accessories segment increased to 22.3% in the second quarter of this fiscal year from 19.6% in the second quarter of last fiscal year.  This increase was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which increased to 21.8% in the second quarter of fiscal year 2009 from 18.9% for the second quarter of fiscal year 2008, principally due to product mix in sales to a large tier-one carrier and other retail customers.  Consumer gross profit margin for our mobile devices and accessories decreased to 33.2% in the second quarter of this fiscal year from 35.0% for the second quarter of last fiscal year.  Gross profit margin in our installation, test and maintenance line of business remained flat at 21.5% from the second quarter of fiscal year 2008 to the second quarter of fiscal year 2009.  Generally, our gross margins by product within these segments have been sustained, except as noted above, and generally these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors.  The terms, and accordingly the factors, applicable to each affinity relationship often differ.  Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business.  In addition, the agreements or arrangements on which our affinity relationships are based are typically of limited duration, and are terminable by either party upon several months or otherwise relatively short notice.  These affinity relationships could also be affected by wireless carrier consolidation or the global financial crisis.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 10.8% in the second quarter of fiscal year 2009 as compared with the second quarter of fiscal year 2008.  Selling, general and administrative expenses as a percentage of revenues increased to 21.1% in the second quarter of fiscal year 2009 from 20.6% in the second quarter of fiscal year 2008.  The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation expense including amounts recorded under our bonus plans, partially offset by decreased marketing and sales promotion expense during the second quarter of fiscal year 2009.

Compensation expenses related to business generation and fulfillment activities increased in the second fiscal quarter of 2009 as compared to the same period last year.  Compensation costs have also increased over the prior-year quarter due to increased expenses related to our cash and equity bonus programs.  Our bonus programs are performance based and therefore, the increase in bonus expenses is due to improved results during the second quarter and first six months of fiscal year 2009, as well as projected results for the remainder of the fiscal year, when applied to pre-defined performance targets.  Total compensation costs, including benefits and bonus expense, increased approximately $3.9 million in the second quarter of fiscal year 2009, as compared to the second quarter of fiscal year 2008.

Marketing and sales promotion expenses decreased by approximately $628,000 in the second quarter of fiscal year 2009 as compared with the second quarter of fiscal year 2008, primarily due to decreased expenses incurred for name branding initiatives and market research in the second quarter of fiscal year 2009 as compared to the prior year.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $226,500 and $215,600 for the second quarter ended September 28, 2008 and September 30, 2007, respectively.

Interest Expense, Net.  Net interest expense increased from $115,900 in the second quarter of fiscal year 2008 to $165,900 in the second quarter of fiscal year 2009, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the second quarter of fiscal year 2009 was 40.4% as compared with 41.5% in the second quarter of fiscal year 2008.  The decrease in the tax rate is primarily attributable to a decrease in non-deductible expenses as a percentage of income, as well as changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the second quarter of fiscal year 2009 increased 212.7% and 246.2%, respectively, compared to the prior-year quarter.

First Six Months of Fiscal Year 2009 Compared with First Six Months of Fiscal Year 2008

Revenues.  Revenues for the first six months of fiscal year 2009 increased 3.5% as compared with the first six months of fiscal year 2008, primarily due to a 3.3% growth in commercial revenues and, to a lesser extent, a 12.2% increase in consumer revenues.  Revenue growth was primarily driven by increased sales in our network infrastructure line of business, while sales in our mobile devices and accessories and test and maintenance lines of business remained essentially flat.

Sales in the network infrastructure line of business increased 10.2% in the first six months of fiscal year 2009, as compared with the prior-year period. The increase was primarily the result of higher sales of radio frequency propagation and site support products across all of our market categories, partially offset by lower sales of broadband products across all of our market categories.  Our overall increase in sales of network infrastructure products was in sales to public carriers and network operators, resellers and SMUs and governments.

Mobile devices and accessories sales remained flat as compared with the first six months of fiscal year 2008, primarily due to a slight decrease in commercial sales, partially offset by a 12.2% increase in consumer sales.  Sales in the commercial mobile devices and accessories line of business increased in our SMUs and governments market category, offset by a decline in sales to our public carriers and network operators and resellers market categories.

Revenues from our installation, test and maintenance line of business had a 0.8% increase from the prior year, primarily due to an increase in the sale of test equipment, tools, supplies and safety products to our public carriers and network operators and resellers market categories.

Gross Profit.  Gross profit for the first six months of fiscal year 2009 increased 14.8% as compared with the first six months of fiscal year 2008. Total commercial gross profit increased 15.1%, while consumer gross profit increased 6.5% over the prior year.  Gross profit margin increased to 24.5% in the first six months of fiscal year 2009 from 22.1% in the first six months of fiscal year 2008.  Gross profit margin in our network infrastructure segment increased from 24.6% in the first six months of fiscal year 2008 to 27.2% in the first six months of 2009.  In our installation, test and maintenance segment, gross profit margin decreased to 22.0% in the first six months of fiscal year 2009 from 22.3% in the first six months of fiscal year 2008.  Gross profit margin in our mobile devices and accessories segment increased to 23.6% in the first six months of this fiscal year from 20.5% in the first six months of last fiscal year primarily due to product mix in sales to a large tier-one carrier.  Commercial gross profit margin for our mobile devices and accessories increased to 23.0% in the first six months of this fiscal year from 19.8% for the first six months of last fiscal year.  Consumer gross profit margin for our mobile devices and accessories decreased to 35.1% in the first six months of this fiscal year from 37.0% for the first six months of last fiscal year.  Generally, our gross margins by product within these segments have been sustained, except as noted above for gross profits attributable to our relationships with a large tier-one carrier, and generally these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 7.0% in the first six months of fiscal year 2009 as compared with the first six months of fiscal year 2008.  Selling, general and administrative expenses as a percentage of revenues increased to 21.7% in the first six months of fiscal year 2009 from 21.0% in the first six months of fiscal year 2008.  The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation expense, bonus expense, and occupancy costs, partially offset by decreased marketing, sales promotion, and freight expense during the first six months of fiscal year 2009.

Compensation expenses related to business generation and fulfillment activities increased in the first six months of fiscal year 2009 as compared to the same period last fiscal year.  Compensation costs have also increased over the first six months of last fiscal year due to increased accruals related to our cash and equity bonus programs.  Our bonus programs are performance based, and therefore, the increase in bonus accruals is due to improved results during the first six months of fiscal year 2009, as well as projected results for the remainder of the fiscal year, as applied to pre-defined performance targets.  Total compensation costs, including benefits and bonus expense, increased by approximately $6.2 million from the first six months of fiscal year 2008 to the first six months of fiscal year 2009.

Occupancy costs increased by approximately $563,300 in the first six months of fiscal year 2009 as compared with the first six months of fiscal year 2008, primarily due to increased utilities costs as well as rent and building maintenance costs related to our lease arrangement for additional office and warehouse space in Hunt Valley, Maryland beginning in the second quarter of fiscal year 2008.

Marketing and sales promotion expenses decreased by approximately $1.2 million in the first six months of fiscal year 2009 as compared with the first six months of fiscal year 2008. This decrease is primarily due to decreased expenses incurred related to a name branding initiative preformed in the prior fiscal year, decreases in market research expenses, and print and online advertising, as well as decreased racks and graphics expense associated with our retail business.

Freight expense decreased by approximately $1.2 million in the first six months of fiscal year 2009 as compared to the same period last year, due to increased productivity in our distribution operations, partially offset by higher fuel surcharges.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $493,200 and $308,100 for the first six months of fiscal year 2009 and fiscal year 2008, respectively.

Interest Expense, Net.  Net interest expense increased from $176,800 in the first six months of fiscal year 2008 to $302,700 in the first six months of fiscal year 2009, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first six months of fiscal year 2009 was 39.7% as compared with 40.4% in the first six months of fiscal year 2008.  The decrease in the tax rate is primarily attributable to changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the first six months of fiscal year 2009 increased 171.9% and 196.4%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Six Months Ended
	September 28, 2008	September 30, 2007
Cash flows provided by operating activities	$10,825,500	$2,909,400
Cash flows used in investing activities	(2,548,700)	(4,304,600)
Cash flows used in financing activities	(8,956,100)	(390,300)
Net decrease in cash and cash equivalents	$(679,300)	$(1,785,500)

We generated $10.8 million of net cash from operating activities in the first six months of fiscal year 2009 compared with $2.9 million in the first six months of fiscal year 2008.  In the first six months of fiscal year 2009, our cash inflow from operating activities was primarily driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as by a significant decrease in trade accounts receivable and an increase in accrued payroll, benefits and taxes, and accounts payable partially offset by a increase in product inventory.  The decrease in trade accounts receivable is primarily due to the timing of sales and collections largely related to our large tier-one carrier.  The accrual for payroll, benefits and taxes increased primarily due to an increase in accruals for our bonus programs in the first six months of fiscal year 2009 as compared to the first six months of fiscal year 2008.  The increase in accounts payable is largely due to the timing and credit terms of inventory receipts as well as the increase in product inventory.  The increased inventory levels are to support our holiday retail business as well as in order to improve our inventory availability for our customers.

Capital expenditures of $1.2 million in the first six months of fiscal year 2009 were down from expenditures of $2.0 million in the first six months of fiscal year 2008.  In both periods, capital expenditures primarily consisted of investments in information technology.

We are party to a $50 million unsecured revolving line of credit facility with SunTrust Bank and Wachovia Bank, N.A., with a term expiring May 2010 and interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants also apply to a separate but related term loan secured by our Hunt Valley, Maryland facility.  The terms applicable to our revolving line of credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.  As of September 28, 2008, we had $2.1 million outstanding on our $50 million revolving line of credit facility; therefore, we had $47.9 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.  In addition to the revolving line of credit facility, at September 28, 2008, the principal balance of the outstanding term loan secured by our Hunt Valley, Maryland facility was $3,562,500.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing is a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments (after subtracting the $1.5 million prepayment) is $11.9 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded, if earnings targets are achieved.  For the six month period ended September 28, 2008, approximately $1.3 million was paid for additional earn-out based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  As of September 28, 2008, an additional earn-out of $100,000 has been accrued and is anticipated to be paid, along with any additional amounts earned over the remaining six months of fiscal year 2009, in the first quarter of fiscal year 2010.

Net cash used in financing activities was $9.0 million in the first six months of fiscal year 2009 compared with a net cash outflow from financing activities of $390,300 for the first six months of fiscal year 2008.  For fiscal year 2009, our cash outflow from financing activities was primarily due to net repayments on our revolving line of credit and treasury stock purchases.  For fiscal year 2008, our cash outflow from financing activities was primarily driven by treasury stock purchases, mostly offset by borrowings on our revolving line of credit.  During the first six months of fiscal years 2009, we repurchased 69,392 shares of our outstanding common stock for approximately $1.0 million pursuant to our stock buyback program, compared with 346,107 shares purchased during the first six months of fiscal year 2008. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the second quarter of fiscal year 2009, a total of 2,210,366 shares have been purchased under this program for approximately $29.3 million, or an average price of $13.25 per share.  The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate pursuant to this program, and therefore, 185,201 shares remained available to be purchased as of the end of the second quarter of fiscal year 2009.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion or expiration of this program.

On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction.  Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint’s share holdings, comprising approximately 9% of our total then outstanding common stock, for $13.64 per share, or a total of $6,410,800.  The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008.  The purchase price per share approximated the price of our common stock on the transaction date.  The purchase was funded through available cash and borrowings under our revolving credit facility.  This transaction does not affect the number of shares available for repurchase under our stock buyback program.  In connection with this transaction, we and certain of our subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, N.A. to amend a negative covenant included in the Credit Agreement for our existing $50 million unsecured revolving credit facility, to increase the amount of common stock permitted to be repurchased by us (beginning on the inception date of the Credit Agreement) from $10 million to $15 million, during the term of the credit facility.

We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for at least the next twelve months.  To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility.  We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility.  In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other facts.

As noted above, we are party to an existing $50 million unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, N.A., as administrative agent.  Under the terms of the applicable credit agreement, SunTrust is a 70% participant and Wachovia is a 30% participant, with each committed to fund draws accordingly.  The recent global financial crisis has resulted in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions.  On October 3, 2008, Wells Fargo & Company announced a merger with Wachovia Corporation, and we currently anticipate that our $50 million revolving credit facility with SunTrust Bank and Wachovia Bank, N.A. will remain in effect and fully accessible for the duration of its term, notwithstanding that merger.  Nevertheless, if this merger is not consummated, or if either or both lenders under the credit facility are for any reason unable to fulfill their funding commitments in any material respect, our access to capital may be impaired.  In addition, the term of our revolving credit facility currently expires in May 2010 and we are uncertain as to what the impact of the financial crisis will be on our ability to extend or replace the facility on or prior to that date.  While we are not heavily dependent on borrowing to fund our core operations, should our access to borrowings be impaired, it could have a material adverse effect on our business.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards(“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Effective March 31, 2008, we adopted SFAS No. 157 for our financial assets and liabilities.  However, in February 2008, the FASB partially deferred the effective date of SFAS No. 157, until fiscal years beginning after November 15, 2008 or in our case, the fiscal year beginning March 30, 2009, as it relates to certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS No. 159 effective as of March 31, 2008.  As we did not elect to apply the fair value option as described under SFAS No. 159 to any of our financial assets or liabilities which were not currently required to be measured at fair value, the adoption did not have an impact on our consolidated financial statements.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination.  SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration acquired during a business combination to be measured at their fair value as of the acquisition date.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  We will adopt SFAS No. 141(R) on March 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged.  We are currently reviewing SFAS No. 161 to determine the impact of adoption on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 directs the hierarchy to the entity, rather than the auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s September 16, 2008 approval of the Public Company Accounting Oversight Board (PCAOB) amendments to remove the hierarchy for accounting principles generally accepted in the United States from the PCAOB’s auditing standards.  We do not expect SFAS No. 162 to have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. 03-6-1).”  FSP No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities.  Therefore, these financial instruments must be included in calculating basic and diluted earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  All prior period EPS data presented should be adjusted retrospectively upon adoption.  FSP No. 03-6-1 will be effective for fiscal years beginning after December 15, 2008.  Therefore, we are required to adopt FSP No. 03-6-1 on March 30, 2009.  We currently have 120,000 awards that fall under the requirements of FSP No. 03-6-1, but we do not expect the adoption to have a material impact on our basic and diluted earnings per share calculations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers’, vendors’ and affinity partners’ businesses; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for or ability to fund or pay for the purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our inability to access capital and obtain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Item 1A.  Risk Factors.

As a result of developments in the financial markets since the filing of our 2008 Annual Report on Form 10-K, we are providing the following update to our risk factors.

The current global financial crisis may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results, and stock price.

The current global financial crisis – which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, and concerns that the worldwide economy may enter into a prolonged recessionary period – may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products.  In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation.  Further, with respect to our $50 million unsecured revolving credit facility discussed under “Liquidity and Capital Resources” in Item 2 of this Form 10-Q, if the global financial crisis adversely affects SunTrust Bank, Wachovia Bank, N.A., its acquisition by

Wells Fargo, or, following such acquisition, Wells Fargo itself, or if the global financial crisis should be prolonged and affect our ability to extend or replace our $50 million revolving credit facility upon expiration in May 2010, our access to borrowings, and accordingly our business, could be materially adversely affected.

These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

There have been no other material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the second quarter of fiscal year 2009.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 30, 2008 through July 27, 2008	470,000	$13.64	—	254,593
July 28, 2008 through August 31, 2008	40,246	14.73	40,246	214,347
September 1, 2008 through September 28, 2008	29,146	14.76	29,146	185,201
Total	539,392	$13.78	69,392	185,201

(1)   Periods indicated are fiscal accounting months for the second quarter of fiscal year 2009.

(2)   Values are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program.  As of September 28, 2008, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  During the second quarter of 2009, the Company repurchased 69,392 shares of its common stock for approximately $1.0 million pursuant to this program.  As of September 28, 2008, we had purchased an aggregate of 2,210,366 shares of our outstanding common stock pursuant to this program for approximately $29.3 million, or an average price of $13.25 per share.  Accordingly, as of September 28, 2008, 185,201 shares remained available for repurchase under this program.  Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion or expiration of the program.

On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock held by Brightpoint in a privately negotiated transaction.  Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint’s share holdings, comprising approximately 9% of our total then outstanding common stock, for $13.64 per share, or a total of $6,410,800.  The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase was funded through available cash and borrowings under our revolving credit facility.  This transaction does not affect the number of shares available for repurchase under our stock buyback program.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The information regarding the submission of matters to a vote of security holders, set forth on page 22 and page 23 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008, filed with the SEC on August 13, 2008, is incorporated herein by reference.

Item 5.  Other Information.

None.

 Item 6.  Exhibits.

(a)                EXHIBITS:

10.1

Stock Repurchase Agreement, dated as of July 1, 2008, between the Registrant and Brightpoint, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2008).

10.2

First Modification Agreement, made effective as of June 30, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, N.A., as lenders (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 7, 2008).

10.3

Second Amended and Restated 1994 Stock and Incentive Plan of the Company, dated as of July 24, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 29, 2008).

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

TESSCO TECHNOLOGIES INCORPORATED

Date: November 12, 2008	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)