Form 10-Q
period 2008-12-28
TESSCO TECHNOLOGIES INC
filed 2009-02-11
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

or

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

Yes  ☐   No  ☒

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 30, 2009, was 4,688,831.

TESSCO TECHNOLOGIES INCORPORATED

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	December 28, 2008	March 30, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,433,200	$2,086,200
Trade accounts receivable, net	44,823,500	55,698,600
Product inventory, net	51,663,100	49,057,300
Deferred tax assets	4,048,800	4,048,800
Prepaid expenses and other current assets	3,361,600	1,827,500
Total current assets	105,330,200	112,718,400

Property and equipment, net	21,662,200	22,233,600
Goodwill, net	6,550,700	6,310,100
Other long-term assets	2,252,500	2,536,500
Total assets	$135,795,600	$143,798,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$51,515,600	$64,433,400
Payroll, benefits and taxes	6,460,400	3,014,400
Income and sales tax liabilities	3,666,800	3,588,700
Accrued expenses and other current liabilities	1,343,000	1,253,600
Revolving line of credit	6,182,600	3,353,500
Current portion of long-term debt	361,400	360,400
Total current liabilities	69,529,800	76,004,000

Deferred tax liabilities	2,189,300	2,189,300
Long-term debt, net of current portion	3,572,100	3,842,600
Other long-term liabilities	1,471,700	1,611,100
Total liabilities	76,762,900	83,647,000

Shareholders’ equity:
Preferred stock	—	—
Common stock	79,700	78,200
Additional paid-in capital	33,885,400	32,087,400
Treasury stock	(41,873,900)	(33,454,300)
Retained earnings	67,095,700	61,552,900
Accumulated other comprehensive loss, net of tax	(154,200)	(112,600)
Total shareholders’ equity	59,032,700	60,151,600
Total liabilities and shareholders’ equity	$135,795,600	$143,798,600

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$118,943,300	$135,732,000	$384,785,300	$392,680,400
Cost of goods sold	89,675,900	105,329,600	290,284,400	305,436,400

Gross profit	29,267,400	30,402,400	94,500,900	87,244,000

Selling, general and administrative expenses	26,868,200	27,729,000	84,660,800	81,737,800

Income from operations	2,399,200	2,673,400	9,840,100	5,506,200

Interest expense, net	213,700	161,000	516,400	337,800

Income before provision for income taxes	2,185,500	2,512,400	9,323,700	5,168,400

Provision for income taxes	944,100	978,100	3,780,900	2,051,700

Net income	$1,241,400	$1,534,300	$5,542,800	$3,116,700

Basic earnings per share	$0.26	$0.30	$1.12	$0.59

Diluted earnings per share	$0.25	$0.29	$1.09	$0.56

Basic weighted average shares outstanding	4,743,300	5,151,800	4,944,800	5,299,400

Diluted weighted average shares outstanding	4,871,900	5,374,400	5,085,100	5,535,800

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 28, 2008	December 30, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$5,542,800	$3,116,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,164,900	3,637,400
Gain on sale of property and equipment	(157,600)	—
Non-cash stock compensation expense	1,350,500	1,514,400
Deferred income taxes and other	(61,800)	68,700
Change in trade accounts receivable	10,875,100	(7,085,200)
Change in product inventory	(2,605,800)	(17,021,700)
Change in prepaid expenses and other current assets	(755,800)	(302,200)
Change in trade accounts payable	(11,849,400)	19,982,700
Change in payroll, benefits and taxes	3,446,000	(3,199,500)
Change in income and sales tax liabilities	(700,200)	(353,600)
Change in accrued expenses and other current liabilities	291,800	115,100
Net cash provided by operating activities	8,540,500	472,800

Cash flows from investing activities:
Purchases of property and equipment	(2,491,100)	(2,282,900)
Proceeds from sale of property and equipment	220,000	—
Acquisition of business in purchase transaction and additional earn-out payments on acquired businesses	(1,309,000)	(2,330,000)
Net cash used in investing activities	(3,580,100)	(4,612,900)

Cash flows from financing activities:
Net borrowings on revolving line of credit	2,829,100	6,059,000
Payments on long-term debt	(269,500)	(266,800)
Proceeds from issuance of stock	58,700	563,900
Purchases of treasury stock	(8,419,600)	(6,238,100)
Excess tax benefit from stock-based compensation	187,900	1,134,000
Net cash (used in) provided by financing activities	(5,613,400)	1,252,000

Net decrease in cash and cash equivalents	(653,000)	(2,888,100)

Cash and cash equivalents, beginning of period	2,086,200	4,176,300

Cash and cash equivalents, end of period	$1,433,200	$1,288,200

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Notes to Consolidated Financial Statements

December 28, 2008

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

In management’s opinion, the accompanying interim financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented.  These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations.  The results of operations presented in the accompanying interim financial statements are not necessarily representative of operations for an entire year.  The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

Note 2.  Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in the Company’s case, the fiscal year beginning March 30, 2009.  The Company adopted SFAS No. 157 for its financial assets and liabilities effective as of March 31, 2008, and has elected to defer its adoption for non-financial assets and liabilities until fiscal year 2010.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements (see Note 4).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged.  The Company is currently reviewing SFAS No. 161 to determine the impact of adoption on its financial statements.

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

Note 3.  Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 28, 2008 includes $268,600 and $1,350,500, respectively, of non cash stock compensation expense.  The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 30, 2007 includes $434,800 and $1,514,400, respectively, of non cash stock compensation expense.  Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program.  In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $187,900 and $1,134,000, primarily related to the PSUs which vested during the nine months ended December 28, 2008 and December 30, 2007, respectively.

Performance Stock Units:  The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal year 2009:

	Nine Months Ended December 28, 2008	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	439,031	$16.79
Granted	275,000	11.71
Vested	(147,593)	10.42
Forfeited/cancelled	(188,020)	23.95
Shares available for issue under outstanding PSUs, non-vested end of period	378,418	$12.03

Of the 378,418 shares available for issuance under outstanding PSUs but not yet vested as of December 28, 2008, 103,418 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, half of these shares will vest and be issued on or about May 1 of each of 2009 and 2010.

The vast majority of the PSUs cancelled during fiscal year 2009 related to the fiscal year 2008 grant of PSUs which had a 1-year measurement period (fiscal year 2008).  During that period, actual earnings per share did not reach the threshold level, and thus, those PSUs were cancelled.  Per the provisions of the Second Amended and Restated 1994 Stock and Incentive Plan (the “1994 Plan”), the shares related to these PSUs were added back to the 1994 Plan and became available for future issuance.

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

If the maximum target of PSUs outstanding is assumed to be earned, total unrecognized compensation costs would be approximately $2.4 million as of December 28, 2008 and would be expensed through fiscal year 2012.

Stock Options:  In accordance with SFAS No. 123R, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant.  Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period.  This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  As of December 28, 2008, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the nine months ended December 28, 2008:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$8.35
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding and exercisable, end of period	135,000	8.35

Restricted Stock:  In fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan.  These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events.  The weighted average fair value for these shares at the grant date was $15.84.  No other shares of restricted stock are currently issued as awards under the 1994 Plan.  As of December 28, 2008, 120,000 shares remain unvested and there was no activity related to these restricted shares during the third quarter of fiscal year 2009.  As of December 28, 2008, there was approximately $1.7 million of total unrecognized compensation costs related to restricted stock.  Unrecognized compensation costs are expected to be recognized ratably over a period of approximately eight years.

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

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at December 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap agreement, net of tax	$(154,200)	$—	$(154,200)	$—
Total assets at fair value	$(154,200)	$—	$(154,200)	$—

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

Note 5.  Earnings Per Share

The dilutive effect of all options, restricted stock grants and PSUs outstanding has been determined by using the treasury stock method.  The weighted average shares outstanding is calculated as follows:

	Fiscal Quarters Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007

Basic weighted average common shares outstanding	4,743,300	5,151,800	4,944,800	5,299,400
Effect of dilutive common stock equivalents outstanding	128,600	222,600	140,300	236,400
Diluted weighted average common shares outstanding	4,871,900	5,374,400	5,085,100	5,535,800

As of December 28, 2008, stock options with respect to 135,000 shares of common stock were outstanding. All outstanding options, restricted stock grants and earned but unvested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive.

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

The Company measures segment performance based on segment gross profit.  The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function.  Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital.  Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.  The Company’s goodwill at December 28, 2008 relates to acquisitions within its network infrastructure line of business.

Segment activity for the third quarter of fiscal years 2009 and 2008 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended December 28, 2008
Commercial Revenues:
Public Carriers and Network Operators	$11,340	$535	$3,073	$14,948
Resellers	17,981	48,432	2,491	68,904
SMUs and Governments	14,300	3,747	14,389	32,436
Total Commercial Revenues	43,621	52,714	19,953	116,288
Consumer Revenues	—	2,655	—	2,655
Total Revenues	$43,621	$55,369	$19,953	$118,943

Commercial Gross Profit:
Public Carriers and Network Operators	$2,814	$139	$687	$3,640
Resellers	4,906	10,973	656	16,535
SMUs and Governments	3,736	1,076	3,427	8,239
Total Commercial Gross Profit	11,456	12,188	4,770	28,414
Consumer Gross Profit	—	853	—	853
Total Gross Profit	$11,456	$13,041	$4,770	$29,267

Product Inventory	$24,048	$23,433	$4,182	$51,663

Fiscal Quarter ended December 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$13,778	$527	$3,705	$18,010
Resellers	17,084	62,975	2,318	82,377
SMUs and Governments	13,719	3,325	15,856	32,900
Total Commercial Revenues	44,581	66,827	21,879	133,287
Consumer Revenues	—	2,445	—	2,445
Total Revenues	$44,581	$69,272	$21,879	$135,732

Commercial Gross Profit:
Public Carriers and Network Operators	$3,247	$147	$822	$4,216
Resellers	4,946	12,116	678	17,740
SMUs and Governments	3,315	973	3,260	7,548
Total Commercial Gross Profit	11,508	13,236	4,760	29,504
Consumer Gross Profit	—	898	—	898
Total Gross Profit	$11,508	$14,134	$4,760	$30,402

Product Inventory	$22,256	$28,138	$4,077	$54,471

Segment activity for the first nine months of fiscal years 2009 and 2008 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine Months ended December 28, 2008
Commercial Revenues:
Public Carriers and Network Operators	$35,545	$1,655	$10,133	$47,333
Resellers	57,072	165,185	7,228	229,485
SMUs and Governments	41,563	11,276	46,677	99,516
Total Commercial Revenues	134,180	178,116	64,038	376,334
Consumer Revenues	—	8,451	—	8,451
Total Revenues	$134,180	$186,567	$64,038	$384,785

Commercial Gross Profit:
Public Carriers and Network Operators	$9,124	$468	$2,311	$11,903
Resellers	15,652	37,059	1,888	54,599
SMUs and Governments	11,303	3,556	10,250	25,109
Total Commercial Gross Profit	36,079	41,083	14,449	91,611
Consumer Gross Profit	—	2,890	—	2,890
Total Gross Profit	$36,079	$43,973	$14,449	$94,501

Product Inventory	$24,048	$23,433	$4,182	$51,663

Nine Months ended December 30, 2007
Commercial Revenues:
Public Carriers and Network Operators	$36,674	$1,676	$9,731	$48,081
Resellers	52,940	180,901	6,982	240,823
SMUs and Governments	37,156	10,088	48,921	96,165
Total Commercial Revenues	126,770	192,665	65,634	385,069
Consumer Revenues	—	7,611	—	7,611
Total Revenues	$126,770	$200,276	$65,634	$392,680

Commercial Gross Profit:
Public Carriers and Network Operators	$8,725	$471	$2,333	$11,529
Resellers	13,664	34,565	2,141	50,370
SMUs and Governments	9,349	3,137	10,048	22,534
Total Commercial Gross Profit	31,738	38,173	14,522	84,433
Consumer Gross Profit	—	2,811	—	2,811
Total Gross Profit	$31,738	$40,984	$14,522	$87,244

Product Inventory	$22,256	$28,138	$4,077	$54,471

Note 7.  Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007

Net Income	$1,241,400	$1,534,300	$5,542,800	$3,116,700
Change in value of interest rate swap, net of tax	(101,700)	(45,100)	(41,600)	(64,800)
Total comprehensive income	$1,139,700	$1,489,200	$5,501,200	$3,051,900

Note 8.  Revolving Credit Facility and Term Loan

During the third quarter of fiscal year 2009, the Company, and its primary operating subsidiaries, entered into a Second Modification Agreement (the “Second Modification Agreement”) with SunTrust Bank and Wachovia Bank, National Association, pursuant to which the Credit Agreement for the Company’s existing $50 million unsecured revolving credit facility was amended.

The Second Modification Agreement amended a negative covenant in the Credit Agreement by increasing from $15 million to $25 million the amount of stock permitted to be repurchased by the Company over the term of the revolving credit facility (previously increased to $15 million by the First Modification Agreement, See Note 9).  In addition, the Second Modification Agreement positively modified on a going forward basis certain other of the financial covenants applicable to the Company under the Credit Agreement, to adjust the definitions of “cash flow” and “tangible net worth” and to afford the Company limited relief from dividend restrictions.

Pursuant to the terms of the relevant documents, the financial covenants included in the Credit Agreement are also applicable to the Company’s existing Term Loan with the same lenders.  Accordingly, the Second Modification Agreement also had the effect of amending the terms applicable to the Term Loan.

Note 9.  Stock Buybacks

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program.  As of December 28, 2008, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No time limit has been set for completion or expiration of the program.  As of December 28, 2008, the Company had purchased 2,281,497 shares under the stock buyback program for approximately $30.0 million, or an average of $13.16 per share.  Of the total shares repurchased under the stock buyback program, 140,523 shares were repurchased in the first nine months of fiscal year 2009 for approximately $1.8 million.  As of December 28, 2008, 114,070 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, on July 1, 2008 the Company repurchased all 470,000 shares of its common stock held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction.  Pursuant to an agreement entered into between the Company and Brightpoint, the Company purchased Brightpoint’s share holdings, comprising approximately 9% of the Company’s total then outstanding common stock, for $13.64 per share, or a total of $6,410,800.  The price per share was determined based on the seven trading day trailing average closing price of the Company’s common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008.  The purchase price per share approximated the price of the Company’s common stock on the transaction date.  The purchase was funded through available cash and borrowings under the Company’s $50 million unsecured revolving line of credit facility.  This transaction was not made under, nor does it affect the number of shares available for repurchase under, the Company’s stock buyback program discussed above.  In connection with this transaction, the Company and certain of its subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, to amend a negative covenant included in the Credit Agreement for the Company’s existing $50 million unsecured revolving line of credit facility, to increase the amount of common stock permitted to be repurchased by the Company (beginning on the inception date of the Credit Agreement) from $10 million to $15 million, during the term of the credit facility (also See Note 8 for additional modifications to the credit facility).

Note 10.  Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.  For the fiscal quarter and nine months ended December 28, 2008, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 20% and 23% of total revenues, respectively.  For both the fiscal quarter and nine months ended December 30, 2007, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 24% and 25% of total revenues, respectively.  For both the fiscal quarter and nine months ended December 28, 2008, sales of products to the Company’s Nokia Inc. (“Nokia”) repair and replacement component relationship accounted for 7% of total revenues.  For both the fiscal quarter and nine months ended December 30, 2007, sales of products to the Company’s Nokia repair and replacement component relationship accounted for 8% of total revenues.  The Nokia relationship is a complete supply chain relationship and, therefore, the Company has no alternative sources of supply, and the Company’s purchases, and ultimately its resale of these products, is dependent upon the continuation of the Nokia relationship.  As of January 2009, the Company and Nokia extended this relationship through December 2010.  As part of this extension, Nokia will become the primary obligator with several of the Company’s larger Nokia customers.  The Company will continue to earn fees from Nokia to fulfill product to these customers, but Nokia will take on a larger role in servicing the customer.  Therefore, the Company will begin to account for these sales on a net basis and will receive a smaller fee. The Company will continue to service and fulfill product to other customers and will continue to record sales to these customers on a gross basis. The Company also sells products other than Nokia repair and replacement materials to many of these customers.  Absent this arrangement with Nokia, the Company would maintain the ability to sell its other products to these customers.

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

•                  Mobile Device and Accessory Products.  Mobile devices and accessory products include cellular phone and data device accessories, as well as two-way radios and related accessories.  Mobile devices and accessory products are widely sold to commercial customers and consumers.  These commercial customers include retail stores, value-added resellers and dealers, as well as self-maintained users.  These consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 44% of all of our mobile devices and accessory product sales for the fiscal quarter ended December 28, 2008 were generated from sales to AT&T Mobility (“AT&T”).

•                  Installation, Test and Maintenance Products.  Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment.  Approximately 47% of all of our installation, test and maintenance sales for the fiscal quarter ended December 28, 2008 were generated from the sales of repair and replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (“Nokia”).  The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

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

Our third quarter revenues decreased by 12.4% compared to the third quarter of last year.  This decrease was driven by a decline in each of our commercial lines of business.  Gross profits increased in our installation, test and maintenance line of business as compared with the third quarter of last year.  However, the increase in gross profits from our installation, test and maintenance line of business was more than offset by a decline in our network infrastructure and mobile devices and accessories lines of business.  This overall decrease in gross profit, partially offset by a decrease in operating expenses, resulted in a 19.2% decline in net income and a 13.8% decrease in diluted earnings per share over the prior-year quarter.

The current global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, and concerns that the worldwide economy may be in a prolonged recessionary period — has adversely affected our customers’ access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products.  During the third quarter, we have seen and continue to see negative impacts of the current global financial crisis, including a decline in our average number of monthly buying customers and in the average dollars purchased for each buying customer, as well as longer days to pay from our customers.  We expect the economic crisis to continue to have an impact on our operating results during the fourth quarter of the fiscal year, especially in our retail and public carriers and network operators businesses.  In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation.  The impact of the crisis on our liquidity is further discussed below under the heading “Liquidity.”

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and nine months ended December 28, 2008 and December 30, 2007:

	Fiscal Quarters Ended				Nine Months Ended
(Amounts in thousands, except per share data)	December 28, 2008	December 30, 2007	$ Change	% Change	December 28, 2008	December 30, 2007	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$11,340	$13,778	$(2,438)	(17.7)%	$35,545	$36,674	$(1,129)	(3.1)%
Resellers	17,981	17,084	897	5.3%	57,072	52,940	4,132	7.8%
SMUs and Governments	14,300	13,719	581	4.2%	41,563	37,156	4,407	11.9%
Total Network Infrastructure	43,621	44,581	(960)	(2.2)%	134,180	126,770	7,410	5.8%
Mobile Devices and Accessories:
Public Carriers and Network Operators	535	527	8	1.5%	1,655	1,676	(21)	(1.3)%
Resellers	48,432	62,975	(14,543)	(23.1)%	165,185	180,901	(15,716)	(8.7)%
SMUs and Governments	3,747	3,325	422	12.7%	11,276	10,088	1,188	11.8%
Total Mobile Devices and Accessories	52,714	66,827	(14,113)	(21.1)%	178,116	192,665	(14,549)	(7.6)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,073	3,705	(632)	(17.1)%	10,133	9,731	402	4.1%
Resellers	2,491	2,318	173	7.5%	7,228	6,982	246	3.5%
SMUs and Governments	14,389	15,856	(1,467)	(9.3)%	46,677	48,921	(2,244)	(4.6)%
Total Installation, Test and Maintenance	19,953	21,879	(1,926)	(8.8)%	64,038	65,634	(1,596)	(2.4)%
Total Commercial Revenues	116,288	133,287	(16,999)	(12.8)%	376,334	385,069	(8,735)	(2.3)%
Consumer Revenues - Mobile Devices and Accessories	2,655	2,445	210	8.6%	8,451	7,611	840	11.0%
Total Revenues	$118,943	$135,732	$(16,789)	(12.4)%	$384,785	$392,680	$(7,895)	(2.0)%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$2,814	$3,247	$(433)	(13.3)%	$9,124	$8,725	$399	4.6%
Resellers	4,906	4,946	(40)	(0.8)%	15,652	13,664	1,988	14.5%
SMUs and Governments	3,736	3,315	421	12.7%	11,303	9,349	1,954	20.9%
Total Network Infrastructure	11,456	11,508	(52)	(0.5)%	36,079	31,738	4,341	13.7%
Mobile Devices and Accessories:
Public Carriers and Network Operators	139	147	(8)	(5.4)%	468	471	(3)	(0.6)%
Resellers	10,973	12,116	(1,143)	(9.4)%	37,059	34,565	2,494	7.2%
SMUs and Governments	1,076	973	103	10.6%	3,556	3,137	419	13.4%
Total Mobile Devices and Accessories	12,188	13,236	(1,048)	(7.9)%	41,083	38,173	2,910	7.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	687	822	(135)	(16.4)%	2,311	2,333	(22)	(0.9)%
Resellers	656	678	(22)	(3.2)%	1,888	2,141	(253)	(11.8)%
SMUs and Governments	3,427	3,260	167	5.1%	10,250	10,048	202	2.0%
Total Installation, Test and Maintenance	4,770	4,760	10	0.2%	14,449	14,522	(73)	(0.5)%
Total Commercial Gross Profit	28,414	29,504	(1,090)	(3.7)%	91,611	84,433	7,178	8.5%
Consumer Gross Profit - Mobile Devices and Accessories	853	898	(45)	(5.0)%	2,890	2,811	79	2.8%
Total Gross Profit	29,267	30,402	(1,135)	(3.7)%	94,501	87,244	7,257	8.3%
Selling, general and administrative expenses	26,868	27,729	(861)	(3.1)%	84,661	81,738	2,923	3.6%
Income from operations	2,399	2,673	(274)	(10.3)%	9,840	5,506	4,334	78.7%
Interest expense, net	214	160	54	33.8%	516	337	179	53.1%
Income before provision for income taxes	2,185	2,513	(328)	(13.1)%	9,324	5,169	4,155	80.4%
Provision for income taxes	944	978	(34)	(3.5)%	3,781	2,052	1,729	84.3%
Net income	$1,241	$1,535	$(294)	(19.2)%	$5,543	$3,117	$2,426	77.8%
Diluted earnings per share	$0.25	$0.29	$(0.4)	(13.8)%	$1.09	$0.56	$0.53	94.6%

Third Quarter of Fiscal Year 2009 Compared with Third Quarter of Fiscal Year 2008

Revenues.  Revenues for the third quarter of fiscal year 2009 decreased 12.4% as compared with the third quarter of fiscal year 2008, primarily due to a 12.8% decrease in commercial revenues, partially offset by an 8.6% increase in consumer revenues.  Sales decreased across all commercial lines of business.

Network infrastructure sales decreased 2.2% as compared with the third quarter of fiscal year 2008, as a result of lower sales of broadband products across all of our market categories.  Sales of RF propagation products to public carriers and network operators declined significantly, but were partially offset by increased sales to resellers and self-maintained users.

Sales in the mobile devices and accessories line of business decreased 20.1% in the third quarter of fiscal year 2009, as compared with the same period last year.  The decrease was due to a 21.1% decrease in commercial sales, partially offset by an 8.6% increase in consumer sales.  The decrease in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was primarily due to decreased sales to a large national tier-one carrier, as well as other smaller resellers and users.  Sales of mobile devices and accessories to public carriers and network operators and SMUs and governments both increased.

Revenues from our installation, test and maintenance line of business decreased 8.8% from the prior-year quarter, primarily due to a decrease in the sale of test equipment, tools and supply products to our public carriers and network operators and SMUs and governments market categories, despite an increase in sales to resellers.  Sales of repair parts related to our major repair components relationship with Nokia also declined in the third quarter of fiscal year 2009, as compared with the third quarter of fiscal year 2008.  We also expect that revenues and gross profits related to this Nokia relationship will decrease in the fourth quarter and beyond.  As of January 2009, TESSCO and Nokia extended their relationship through December 2010.  As part of this extension, Nokia will become the primary obligor with several of our larger Nokia customers.  TESSCO will continue to earn fees from Nokia to fulfill product to these customers, but Nokia will take on a larger role in servicing the customer.  As a result, TESSCO will begin to account for these sales on a net basis and will receive a smaller fee. TESSCO will continue to service and fulfill product to other customers and will continue to record sales to these customers on a gross basis.

Gross Profit.  Gross profit for the third quarter of fiscal year 2009 decreased 3.7% as compared with the third quarter of fiscal year 2008. Total commercial gross profit decreased 3.7%, while consumer gross profit decreased 5.0%.  Gross profit margin increased to 24.6% in the third quarter of fiscal year 2009 from 22.4% in third quarter of fiscal year 2008.  Gross profit margin in our network infrastructure segment increased from 25.8% in the third quarter of fiscal year 2008 to 26.3% in the third quarter of fiscal year 2009.  This increase in gross profit margin was a result of the change in product mix described above, as radio frequency and site support products typically have a higher gross margin than broadband products, which had a decline in sales.  Gross profit margin in our mobile devices and accessories segment increased to 23.6% in the third quarter of this fiscal year from 20.4% in the third quarter of last fiscal year.  This increase was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which increased to 23.1% in the third quarter of fiscal year 2009 from 19.8% for the third quarter of fiscal year 2008, principally due to product mix in sales to a large tier-one carrier and other retail customers.  Consumer gross profit margin for our mobile devices and accessories decreased to 32.1% in the third quarter of this fiscal year from 36.7% for the third quarter of last fiscal year.  Gross profit margin in our installation, test and maintenance line of business increased from 21.8% in the third quarter of fiscal year 2008 to 23.9% in the third quarter of fiscal year 2009.  Generally, our gross margins by product within these segments have been sustained, except as noted above, and generally these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses decreased by 3.1% in the third quarter of fiscal year 2009 as compared with the third quarter of fiscal year 2008.  Selling, general and administrative expenses as a percentage of revenues increased to 22.6% in the third quarter of fiscal year 2009 from 20.4% in the third quarter of fiscal year 2008.  The largest factors contributing to the decrease in total selling, general and administrative expenses were decreased marketing and sales promotion, freight, and information technology expenses, partially offset by increased compensation expense during the third quarter of fiscal year 2009.

Marketing and sales promotion expenses decreased by approximately $649,400 in the third quarter of fiscal year 2009 as compared with the third quarter of fiscal year 2008, primarily due to decreased expenses incurred for branding initiatives and publications in the third quarter of fiscal year 2009 as compared to the prior year.

Freight expense decreased by approximately $481,000 due to a lower volume of packages shipped in the third quarter of fiscal year 2009.

Information technology expense decreased by approximately $366,200 in the third quarter of fiscal year 2009 as compared with the third quarter of fiscal year 2008, primarily due to a decrease in depreciation expense, and to a much lesser extent, a decrease in software maintenance and licenses.

Compensation expenses related to business generation and fulfillment activities increased in the third fiscal quarter of 2009 as compared to the same period last year.  Compensation costs were partially offset in the third fiscal quarter of 2009 by decreased expenses related to our cash and equity bonus programs.  Our bonus programs are performance based and therefore, the decrease in bonus expenses is due to the decline in results during the third quarter and first nine months of fiscal year 2009, as well as projected results for the remainder of the fiscal year, when applied to pre-defined performance targets.  Total compensation costs, including benefits and bonus expense, increased approximately $715,700 in the third quarter of fiscal year 2009, as compared to the third quarter of fiscal year 2008.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation.  Accordingly, we recorded a provision for bad debts of $756,800 and $258,100 for the third quarter ended December 28, 2008 and December 30, 2007, respectively.  This increase in bad debt expense is related to customer write-offs during the third quarter of this fiscal year and the anticipation for further increases in write-offs related to outstanding receivables as of December 28, 2008, due to the downturn in the global economy as discussed above.

Interest Expense, Net.  Net interest expense increased from $161,000 in the third quarter of fiscal year 2008 to $213,700 in the third quarter of fiscal year 2009, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the third quarter of fiscal year 2009 was 43.2% as compared with 38.9% in the third quarter of fiscal year 2008.  The increase in the tax rate is primarily attributable to an increase in non-deductible expenses as a percentage of income, resulting from a decrease in our projected income for fiscal year 2009 as compared to our projection made at the end of the second quarter of fiscal year 2009, and to a lesser extent, changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the third quarter of fiscal year 2009 decreased 19.2% and 13.8%, respectively, compared to the prior-year quarter.

First Nine Months of Fiscal Year 2009 Compared with First Nine Months of Fiscal Year 2008

Revenues.  Revenues for the first nine months of fiscal year 2009 decreased 2.0% as compared with the first nine months of fiscal year 2008, primarily due to a 2.3% decline in commercial revenues, partially offset by an 11.0% increase in consumer revenues.  The decline in revenue was primarily driven by decreased sales in our mobile devices and accessories and installation, test and maintenance lines of business, while sales in our network infrastructure line of business increased.

Sales in the network infrastructure line of business increased 5.8% in the first nine months of fiscal year 2009, as compared with the prior-year period. The increase was primarily the result of higher sales of radio frequency propagation and site support products across our resellers and SMUs and government market categories, partially offset by lower sales of broadband products across all of our market categories.

Mobile devices and accessories sales declined as compared with the first nine months of fiscal year 2008, primarily due to a decrease in commercial sales, partially offset by an increase in consumer sales.  Sales in the commercial mobile devices and accessories line of business decreased in our public carriers and network operators and resellers market categories, offset by a increase in sales to our SMUs and governments market category.

Revenues from our installation, test and maintenance line of business had a 2.4% decrease from the prior year period, due to a large decrease in sales of repair parts related to our major repair components relationship with Nokia, partially offset by an increase in sales of our non-parts installation, test and maintenance business.

Gross Profit.  Gross profit for the first nine months of fiscal year 2009 increased 8.3% as compared with the first nine months of fiscal year 2008. Total commercial gross profit increased 8.5%, while consumer gross profit increased 2.8% over the prior year period.  Gross profit margin increased to 24.6% in the first nine months of fiscal year 2009 from 22.2% in the first nine months of fiscal year 2008.  Gross profit margin in our network infrastructure segment increased from 25.0% in the first nine months of fiscal year 2008 to 26.9% in the first nine months of 2009.  In our installation, test and maintenance segment, gross profit margin increased to 22.6% in the first nine months of fiscal year 2009 from 22.1% in the first nine months of fiscal year 2008.  Gross profit margin in our mobile devices and accessories segment increased to 23.6% in the first nine months of this fiscal year from 20.5% in the first nine months of last fiscal year primarily due to product mix in sales to a large tier-one carrier.  Commercial gross profit margin for our mobile devices and accessories increased to 23.1% in the first nine months of this fiscal year from 19.8% for the first nine months of last fiscal year.  Consumer gross profit margin for our mobile devices and accessories decreased to 34.2% in the first nine months of this fiscal year from 36.9% for the first nine months of last fiscal year.  Generally, our gross margins by product within these segments have been sustained, and generally these variations are related to sales mix within the segment product offerings.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses.  Total selling, general and administrative expenses increased by 3.6% in the first nine months of fiscal year 2009 as compared with the first nine months of fiscal year 2008.  Selling, general and administrative expenses as a percentage of revenues increased to 22.0% in the first nine months of fiscal year 2009 from 20.8% in the first nine months of fiscal year 2008.  The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation expense, bonus expense, and occupancy costs, partially offset by decreased marketing and sales promotion, freight, and information technology expenses during the first nine months of fiscal year 2009.

Compensation expenses related to business generation and fulfillment activities increased in the first nine months of fiscal year 2009 as compared to the same period last fiscal year.  Compensation costs have also increased over the first nine months of last fiscal year due to increased expense related to our cash and equity bonus programs.  Our bonus programs are performance based, and therefore, the increase in bonus expense is due to improved results during the first nine months of fiscal year 2009, as well as projected results for the remainder of the fiscal year, as applied to pre-defined performance targets.  Total compensation costs, including benefits and bonus expense, increased by approximately $6.9 million from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009.

Occupancy costs increased by approximately $668,000 in the first nine months of fiscal year 2009 as compared with the first nine months of fiscal year 2008, primarily due to increased utilities costs as well as rent and building maintenance costs related to our lease arrangement for additional office and warehouse space in Hunt Valley, Maryland beginning in the second quarter of fiscal year 2008.

Marketing and sales promotion expenses decreased by approximately $1.9 million in the first nine months of fiscal year 2009 as compared with the first nine months of fiscal year 2008.  This decrease is primarily due to decreased expenses incurred related to a branding initiative performed in the prior fiscal year, decreases in market research expenses, publications expenses, and print and online advertising, as well as decreased racks and graphics expense associated with our retail business.

Freight expense decreased by approximately $1.7 million in the first nine months of fiscal year 2009 as compared to the same period last year, due to increased productivity in our distribution operations and a lower volume of packages shipped, partially offset by higher fuel surcharges.

Information technology expense decreased by approximately $755,800 in the first nine months of fiscal year 2009 as compared with the first nine months of fiscal year 2008, primarily due to a decrease in depreciation expense, and to a much lesser extent, a decrease in software maintenance and licenses.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation.  We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such prospects based on this evaluation.  Accordingly, we recorded a provision for bad debts of $1,250,100 and $566,200 for the first nine months of fiscal year 2009 and fiscal year 2008, respectively.  This increase in bad debt expense is related to customer write-offs during the first nine months of this fiscal year and the anticipation for further increases in write-offs related to outstanding receivables as of December 28, 2008, due to the downturn in the global economy as discussed above.

Interest Expense, Net.  Net interest expense increased from $337,800 in the first nine months of fiscal year 2008 to $516,400 in the first nine months of fiscal year 2009, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate in the first nine months of fiscal year 2009 was 40.6% as compared with 39.7% in the first nine months of fiscal year 2008.  The increase in the tax rate is primarily attributable to changes in our state tax effective rate.  As a result of the factors discussed above, net income and diluted earnings per share for the first nine months of fiscal year 2009 increased 77.8% and 94.6%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Nine Months Ended
	December 28, 2008	December 30, 2007
Cash flows provided by operating activities	$8,540,500	$472,800
Cash flows used in investing activities	(3,580,100)	(4,612,900)
Cash flows (used in) provided by financing activities	(5,613,400)	1,252,000
Net decrease in cash and cash equivalents	$(653,000)	$(2,888,100)

We generated $8.5 million of net cash from operating activities in the first nine months of fiscal year 2009 compared with $0.5 million in the first nine months of fiscal year 2008.  In the first nine months of fiscal year 2009, our cash inflow from operating activities was primarily driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as by a significant decrease in trade accounts receivable and an increase in accrued payroll, benefits and taxes, partially offset by a decrease in accounts payable and an increase in product inventory.  The decrease in trade accounts receivable is primarily due to the timing of sales and collections largely related to our large tier-one carrier as well as lower sales in the third quarter of fiscal year 2009.  The accrual for payroll, benefits and taxes increased primarily due to an increase in accruals for our bonus programs in the first nine months of fiscal year 2009.  The decrease in accounts payable is largely due to the timing and credit terms of inventory receipts.  The increased inventory levels are to improve our inventory availability for our customers.

Capital expenditures of $2.5 million in the first nine months of fiscal year 2009 were in line with expenditures of $2.3 million in the first nine months of fiscal year 2008.  In both periods, capital expenditures primarily consisted of investments in information technology.

We are party to a $50 million unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with a term expiring May 2010 and interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%.  Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio.  These financial covenants also apply to a separate but related term loan secured by our Hunt Valley, Maryland facility.  The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.  As of December 28, 2008, we had $6.2 million outstanding on our $50 million revolving credit facility; therefore, we had $43.8 million available on our revolving credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.  In addition to the revolving credit facility, at December 28, 2008, the principal balance of the related term loan secured by our Hunt Valley, Maryland facility was $3.5 million.

During the third quarter of fiscal year 2009, we entered into a Second Modification Agreement (the “Second Modification Agreement”) with SunTrust Bank and Wachovia Bank, National Association, pursuant to which the Credit Agreement for our existing $50 million unsecured revolving credit facility was amended.  The Second Modification Agreement amended a negative covenant in the Credit Agreement by increasing from $15 million to $25 million the amount of stock permitted to be repurchased over the term of the revolving credit facility.  In addition, the Second Modification Agreement positively adjusted on a going forward basis certain other of the financial covenants applicable to us under the Credit Agreement, to adjust the definitions of “cash flow” and “tangible net worth” and to afford us limited relief from dividend restrictions.

Pursuant to the terms of the relevant documents, the financial covenants included in the Credit Agreement are also applicable to the related Term Loan with the same lenders.  Accordingly, the Second Modification Agreement also has the effect of amending the terms applicable to the Term Loan.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.8 million, and additional cash earn-out payments over a four-year period, contingent on the achievement of certain minimum earnings thresholds ($1.5 million of the $3.8 million cash amount paid at closing was a non-refundable prepayment against future earn-out payments, if any, amortizable over the four-year period).  To the extent that certain minimum earnings thresholds are not achieved, we will not be able to recover this prepayment.  The maximum amount of contingent future earn-out payments as of December 28, 2008 (after subtracting the $1.5 million prepayment) is $11.9 million.  Contingent payments made under the terms of the purchase agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded, if earnings targets are achieved.  For the nine month period ended December 28, 2008, approximately $1.3 million was paid for additional earn-out based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement.  As of December 28, 2008, an additional earn-out of $100,000 has been accrued and is anticipated to be paid, along with any additional amounts earned over the remaining three months of fiscal year 2009, in the first quarter of fiscal year 2010.

Net cash used in financing activities was $5.6 million in the first nine months of fiscal year 2009 compared with a net cash inflow from financing activities of $1.3 million for the first nine months of fiscal year 2008.  For fiscal year 2009, our cash outflow from financing activities was primarily due to treasury stock purchases, both under our stock buyback program and through a one time privately negotiated transaction, partially offset by borrowings on our revolving line of credit.  For fiscal year 2008, our cash inflow from financing activities was primarily driven by borrowings on our revolving line of credit and excess tax benefits from stock-based compensation, partially offset by the purchase of treasury stock.  During the first nine months of fiscal years 2009, we repurchased 140,523 shares of our outstanding common stock for approximately $1.8 million pursuant to our stock buyback program, compared with 346,107 shares purchased during the first nine months of fiscal year 2008 for approximately $4.8 million. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the third quarter of fiscal year 2009, a total of 2,281,497 shares have been purchased under this program for approximately $30.0 million, or an average price of $13.16 per share.  The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate pursuant to this program, and therefore, 114,070 shares remained available to be purchased as of the end of the third quarter of fiscal year 2009.  We expect to fund future purchases, if any, from working capital and/or our revolving credit facility.  No timetable has been set for the completion or expiration of this program.

On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction.  Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint’s share holdings, comprising approximately 9% of our total then outstanding common stock, for $13.64 per share, or a total of $6.4 million.  The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008.  The purchase price per share approximated the price of our common stock on the transaction date.  The purchase was funded through available cash and borrowings under our revolving credit facility.  This transaction does not affect the number of shares available for repurchase under our stock buyback program.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months.  To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility.  We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility.  In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances.  There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other facts.

As noted above, we are party to an existing $50 million unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, as administrative agent.  Under the terms of the applicable credit agreement, SunTrust is a 70% participant and Wachovia is a 30% participant, with each committed to fund draws accordingly.  The recent global financial crisis has resulted in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions.  On December 31, 2008, Wells Fargo & Company announced the closing of a merger with Wachovia Corporation, however this transaction had no impact on our $50 million revolving credit facility with SunTrust Bank and Wachovia Bank, National Association.  In addition, the term of our revolving credit facility currently expires in May 2010 and we are uncertain as to what the impact of the financial crisis will be on our ability to extend or replace the facility on or prior to that date.  Also the terms that we may be able to obtain on an extended or replacement facility, if any, could include higher interest rate spreads and/or require us to grant a security interest in company assets.  Should our access to borrowings be impaired, it could have a material adverse effect on our business.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged.  We are currently reviewing SFAS No. 161 to determine the impact, if any, of adoption on our consolidated financial statements.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of out customers’, vendors’ and affinity partners’ businesses; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for or ability to fund or pay for the purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our inability to access capital and obtain or retain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008 and as supplemented by the risk factor included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008.  Nevertheless, information that we have disclosed or will disclose from time to time in our public filings (including this Quarterly Report on Form 10-Q and other periodic reports filed under the Exchange Act) may provide additional data or information relative to our previously disclosed risk factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the third quarter of fiscal year 2009.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 29, 2008 through October 26, 2008	34,800	$11.00	34,800	150,401
October 27, 2008 through November 30, 2008	16,873	10.42	16,873	133,528
December 1, 2008 through December 28, 2008	19,458	10.13	19,458	114,070
Total	71,131	$10.62	71,131	114,070

(1)          Periods indicated are fiscal accounting months for the third quarter of fiscal year 2009.

(2)          Amounts are as of the end of the fiscal accounting month or quarter, as applicable.

On April 28, 2003, our Board of Directors announced a stock buyback program.  As of December 28, 2008, the Board of Directors has authorized the purchase of 2,395,567 shares of outstanding common stock under the stock buyback program.  During the third quarter of 2009, the Company repurchased 71,131 shares of its common stock for approximately $0.8 million pursuant to this program.  As of December 28, 2008, we had purchased an aggregate of 2,281,497 shares of our outstanding common stock pursuant to this program for approximately $30.0 million, or an average price of $13.16 per share.  Accordingly, as of December 28, 2008, 114,070 shares remained available for repurchase under this program.  Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.  No timetable has been set for completion or expiration of the program.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

 Item 6.  Exhibits.

(a)                EXHIBITS:

10.1

Second Modification Agreement, made effective as of November 26, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, National Association, as lenders (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2008).

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

TESSCO TECHNOLOGIES INCORPORATED

Date: February 11, 2009	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)