Form 10-K
period 2009-03-29
TESSCO TECHNOLOGIES INC
filed 2009-05-27
CIK 927355

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 29, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-0729657 (I.R.S. Employer Identification No.)
11126 McCormick Road, Hunt Valley, Maryland (Address of principal executive offices)	21031 (Zip Code)

         Registrant's telephone number, including area code (410) 229-1000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 28, 2008, was $46,019,105.

         The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 26, 2009, was 4,805,329.

DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the definitive Proxy Statement for the registrant's 2009 Annual Meeting of Shareholders, scheduled to be held July 23, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1.    Business.

General

        TESSCO Technologies Incorporated (TESSCO, we, or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems.

        We link customers with integrated product and supply chain solutions configured from product choices made by world-class manufacturers. While creating Your Total Source® opportunity for our customers to improve the way business is done, we present, market, sell, supply, and support manufacturers' products as a part of a total customer solution, thus providing a cost-effective channel to a broad and diverse customer base.

        Our operational platform, which we refer to as our Knowledge, Configuration, Delivery and Control System (KCDC™), allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

        We began our "total source" operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Market, now the NASDAQ Global Market, (symbol: TESS) since 1994. Today, we operate 24 hours a day, seven days a week, under ISO 9001:2000 registration. Our solution offering falls within the broad business segment categories of network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

        We currently serve an average of approximately 12,200 commercial customers per month including a diversified mix of carrier and public network operators, infrastructure site owners, program managers, contractors and integrators, industrial and enterprise self-maintained users, governments, manufacturers, repair centers, retailers, dealers and value-added resellers. Additionally, we currently serve an average of approximately 1,500 consumers per month, including through affinity partners and direct-to-consumer programs.

Products and Services

        We identify, select, present, market, sell, supply, and support products and services required to design, build, run, maintain and use a wireless system. We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to $75,000 and gross profit margins ranging from less than 5% to over 95%. We offer products classified into our three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance products, which accounted for approximately 36%, 48% and 16% of fiscal year 2009 revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Products include base station antennas, cable and transmission lines, fixed and mobile broadband equipment, wireless local area network (WLAN) products, wireless networking, filtering systems, small towers, lightning protection devices, connectors, security and surveillance products, power systems and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting, logistics integration and wireless network training. Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards as well as two-way radios and related accessories. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians. For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 9 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

        While we principally provide manufacturer brand-name products, a variety of products, which are primarily subscriber accessory products and infrastructure accessory components, are developed and offered under TESSCO owned-brands including, Wireless Solutions®, Ventev, TerraWave® and Airstream. Also, our WLAN certification training is offered under our GigaWave® trade name. We have not incurred significant research and development expenditures in any of the last three fiscal years.

        Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control. Knowledge solutions include the entire suite of TESSCO publications that focus on educating the industry, including product highlights, showcases and/or comparisons, with comprehensive specifications on the products, solutions and applications that are offered and reinforced by engineering, sales and technical support, as well as hands-on training programs. Configuration services are comprised of customized product kitting, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale. Our delivery system allows the customer to select 1-, 3- or 5-day "just-in-time" delivery, to specific delivery locations, designed to eliminate the customer's need for staging and warehousing. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product usage tracking, history reporting and alternative financing options.

        As part of our commitment to customer service, we typically allow customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

        As of March 29, 2009, we offered products purchased from approximately 360 manufacturers. A substantial portion of our inventory purchases are concentrated with a small number of vendors. In fiscal year 2009, products purchased from our largest vendor, Motorola Inc., generated approximately 11% of our revenue. Our next nine top vendors accounted for approximately 30% of our fiscal year 2009 revenues, thus resulting in revenue from sales of products purchased from our top ten vendors of approximately 41% of our total revenues. Although we do not maintain long-term supply contracts with our vendors, we believe that, for other than those products purchased by us as part of our relationship with Nokia Inc. (Nokia) as described below, alternative sources of supply are available for many of the product types we carry. The agreements and arrangements on which most of our larger vendor and customer relationships are based are of limited duration and terminable by either party upon several months or otherwise short notice.

        We supply repair and replacement materials to authorized service centers for Nokia primarily in the United States and Canada. Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to approximately 1,300 separate and distinct service centers, accounted for approximately 6% of our total revenues in fiscal year 2009. This relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply, and our purchases, and ultimately our resale of these products, are dependent upon the continuation of the Nokia relationship. In January 2009, we extended our relationship with Nokia through December 2010. We also sell products other than Nokia repair and replacement materials to many of these customers. Absent this arrangement with Nokia, we would maintain the ability to sell our other products to these customers.

        We are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand relationships, such as the Nokia arrangement, but there can be no assurance that we will continue to be successful in this regard in the future, or that competitive pressures or other events beyond our control will not have a negative impact on our ability to maintain these relationships or to continue to derive revenues from these relationships.

Customers

        Our customer base consists of commercial customers and consumers, which accounted for approximately 98% and 2%, respectively, of fiscal year 2009 revenues. Commercial customers share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system and/or products. Beginning in fiscal year 2008, we have categorized our commercial customers into three different categories: 1) public carriers and network operators, 2) resellers and 3) self-maintained users (SMUs) and governments, which accounted for approximately 13%, 60% and 25%, respectively, of fiscal year 2009 revenues.

        Public carriers and network operators are system operators that are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers.

        Resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market, and to a lesser extent, the consumer market. These resellers include local and national value-added resellers and retailers.

        SMUs and government customers include commercial entities, major utilities, transportation companies, installation centers, federal agencies and state and local governments.

        Consumers place orders for devices and related accessories via telephone and the Internet primarily through our affinity-marketing programs. Under these programs, we collaborate with our affinity-marketing clients to market to their customers under their brands. In many cases, we act as the merchant on behalf of the affinity-marketing client, interfacing with the customer, accepting the order, shipping from our inventory and collecting payment. Our affinity-marketing programs create a high level of customer service and supplementary income for the client through revenue share payments. In addition to our affinity programs, we maintain our own internally developed consumer Web site, YourWirelessSource.com™, which offers cellular phone accessories and other complementary consumer wireless products.

        Our largest customer relationship, AT&T Mobility (formerly Cingular Wireless), a top tier cellular carrier purchasing phone accessories, accounted for approximately 22% of our revenues during fiscal year 2009. Our next nine largest customer relationships accounted for 9% of our total revenues during fiscal year 2009, and therefore, our top ten customer relationships totaled 31% of our total revenues.

        Although we currently service customers in over 100 countries, approximately 96% of our sales have been made to customers in the United States during each of the past three fiscal years. Due to our diverse product segments and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season. Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

Method of Operation

        We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

  •
  Understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;

  •
  Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including The Wireless Guide®, and TESSCO.com®, our Internet-based Solution and Transaction System;

  •
  Responding to what we refer to as "the moments of truth" by providing customers with sales, service and technical support, 24 hours a day, 7 days a week, 365 days a year;

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

        We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 280,000 existing and potential customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship. The process is aimed at the attraction of prospects to TESSCO, the conversion of these prospects to buying customers, and the ultimate migration to loyal, total-source monthly buyers.

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

        We utilize our WPKS to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is distributed annually to more than 75,000 current and prospective buyers; The Wireless Journal®, a trade journal with a bi-monthly circulation of approximately 80,000, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed monthly to more than 107,000 different individuals, and is uniquely produced for various portions of our customer base; the family of Wireless Bulletins including The Wireless Bulletin for Accessories for Handsets & Music Devices, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed throughout different times of the year and have an annual circulation of approximately 445,000; The Wireless Guide At-a-Glance, which is annually distributed to more than 100,000 individuals, Technical Application Notes and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®.

        TESSCO.com® is our e-commerce site. It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions. Intended for our commercial customers who design, build, run, maintain and use everything wireless, its feature-rich capabilities include:

  •
  Electronic versions of various Knowledge Tools, including: The Wireless Update®, The Wireless Journal®, and five customized versions of The Wireless Bulletin;

  •
  13 product search options, ranging from keyword searches to product category browsing;

  •
  Real-time pricing and product availability;

  •
  Easy ordering capabilities, including a recently-improved worksheet ordering tool which allows for the construction and configuration of a total-source order; additionally, worksheets can be saved with or without protection, as well as copied, shared, uploaded and emailed;

  •
  RSS feeds that allow customers to see TESSCO's newest products;

  •
  Order confirmation—specifying the contents, order status, delivery date, tracking number and total cost of an order;

  •
  Order reservations, order status, back-order details and four-month order history;

  •
  The ability to view invoices online and customer-specific pricing, based on our tiered pricing levels tied to a customer's aggregate purchase volume;

  •
  Comprehensive, targeted marketing pages for more than 250 product solutions;

  •
  Interactive, how-to illustrations for a range of wireless applications;

  •
  A library of videos and other valuable content; and

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

        We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 29, 2009 and March 30, 2008, we had an immaterial level of backlog orders. Most backlog orders as of March 29, 2009, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 29, 2009 and March 30, 2008, inventory write-offs, excluding purchases from vendors for whom we hold goods on consignment, were 0.7% and 1.2% of total purchases, respectively. In many cases, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2009 and 2008 were 8.4 and 9.3, respectively. This decrease is largely due to lower sales in fiscal year 2009 as compared to fiscal year 2008.

        Customer Support and Order Entry:    Our customer support teams are responsible for responding to what we refer to as "the moments of truth" by delivering sales and customer support services through an effective and efficient transaction system. We also continually monitor our customer service performance through report cards included with each product delivery, customer surveys and regular interaction with customers. By combining our broad product offering with a commitment to superior customer service, we seek to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer's need to maintain high inventory levels.

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

        We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The average number of commercial customers decreased slightly from 12,300 in fiscal year 2008 to 12,200 in fiscal year 2009. An average of 1,500 consumer end-users were served per month in fiscal year 2009 as compared with 3,200 in fiscal year 2008. This decline in consumers is due to changes in relationships with some of our affinity partners.

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

        We believe that we have been successful to date in pursuing a highly integrated, technologically advanced and efficient method of operations; however, disruption to our day-to-day operations, including failure of our information technology system, distribution system, or freight carrier interruption, could impair our ability to receive and process orders or to ship products in a timely and cost-efficient manner.

Acquisitions

        In July 2007, we acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries. The purchase included substantially all of the non-cash business assets of NetForce for a cash payment of approximately $659,500.

        In April 2006, we acquired the non-cash assets and businesses of TerraWave Solutions, Ltd. (TerraWave) and its commonly owned affiliate, GigaWave Technologies, Ltd. (GigaWave) for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. Of the $3.9 million cash amount paid at closing, $1.5 million was a non-refundable prepayment against future earn-out obligations. To the extent that the minimum earnings thresholds are not achieved, we will not be able to apply the remainder of this prepayment. The maximum amount of contingent future earn-out payments not yet applied as of March 29, 2009 (assuming that all remaining performance thresholds are fully met, and after subtracting the remaining portion of the $1.5 million prepayment) is $12.0 million.

        The TerraWave business designs, configures and offers Wi-Fi products and accessories, many of which are branded under TerraWave's private label. Some of the TerraWave-branded products are sold with products of Cisco Systems under Cisco's Strategic Technology Integrator program. The GigaWave business provides curriculum development and hands-on, instructor-led training courses for the Wireless Local Area Network (WLAN) industry. GigaWave develops and delivers wireless networking courseware for Cisco Systems, allowing IT professionals to obtain Cisco Wireless Certifications.

Competition

        The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors, such as Hutton Communications, Brightpoint, Embarq Logistics, Westcon, Comstor, Tech Data, Ingram Micro, Superior Communications, Site Pro 1, Wincomm, Talley Communications and Alliance Semiconductor. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 360 manufacturers, provide us with a significant competitive advantage over new entrants to the market. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

        Continuing changes in the wireless communications industry, including risks associated with conflicting technology, changes in technology, inventory obsolescence, and consolidation among wireless carriers, could adversely affect future operating results.

        We believe that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered and total procurement costs to the customer. We believe that we compete favorably with respect to each of these factors. In particular, we believe we differentiate ourselves from our competitors based on the breadth of our product offering, our ability to quickly provide products and supply chain solutions in response to customer demand and technological advances, our knowledge and expertise in wireless technologies and the wireless marketplace, the level of our customer service and the reliability of our order fulfillment process.

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

        TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including "TESSCO®," "Delivering What You Need...When and Where You Need It®," "Your Total Source®," "Your Virtual Inventory®," "Your Wireless Success. Nothing Less®," "The Wireless Journal®," "Wireless Solutions®," "The Wireless Guide®," " The Wireless Update®," "The Vital Link to a Wireless World®," "Transmitter®," "T-Flash®," "Techdirect®," "A Simple Way of Doing Business®," "TerraWave Solutions®," and "GigaWave Technologies®." Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

        We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2009 and there are no material expenditures planned for such purposes in fiscal year 2010.

Employees

        As of March 29, 2009, we had 894 full-time equivalent employees. Of our full-time equivalent employees, 419 were engaged in customer and vendor service, marketing, sales and product management, 385 were engaged in fulfillment and distribution operations and 90 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position
Robert B. Barnhill, Jr.	65	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. is chairman, president and chief executive officer and has served in these capacities since founding the current business in 1982.
David M. Young	38	Senior Vice President, Chief Financial Officer and Corporate Secretary
			David M. Young joined the Company in July 1999 and has served as senior vice president and chief financial officer since March 2006. Between April 2002 and February 2006, Mr. Young served as a vice president, and between February 2005 and March 2006, he served as acting chief financial officer. Prior to February 2005, Mr. Young served as the Company's controller. Since March 2004, Mr. Young has served, and continues to serve, as Corporate Secretary. Prior to joining the Company, Mr. Young served as assistant vice president and assistant corporate controller at Integrated Health Services, Inc.

Name	Age	Position
Gerald T. Garland	58	Senior Vice President of Solutions Development and Product Management	Gerald T. Garland rejoined the Company in April 2003 and has served as senior vice president of solutions development and product management since April 2006. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004 and as senior vice president of the network infrastructure line of business since April 2003. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company's chief financial officer from September 1993 to September 1999.
Douglas A. Rein	49	Senior Vice President of Performance Systems and Operations
			Douglas A. Rein joined the Company in July 1999 as senior vice president of performance systems and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.
Said Tofighi	54	Senior Vice President of Market Development and Sales
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

        The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, as well as numerous regional distributors. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

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

        Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. While we generally expect to either extend or replace our credit facilities at term expirations, there can be no assurances that we will be able to do so on favorable terms, or at all. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse affect on our business. Our current revolving credit facility expires in May 2010. Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse affect on our business, financial position and results of operations. We have and may also in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

The current global financial crisis may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results, and stock price.

        The current global financial crisis—which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, rising unemployment and concerns that the worldwide economy may enter into a prolonged recessionary period—may materially adversely affect our customers' access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. In addition, the current global financial crisis may materially adversely affect our suppliers' access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation. Further, with respect to our $50 million unsecured revolving credit facility discussed under "Liquidity and Capital Resources" in Item 7 of this Form 10-K, if the global financial crisis continues to adversely impact SunTrust Bank and/or Wachovia Bank, National Association, or if the global financial crisis should be prolonged and affect our ability to extend or replace this revolving credit facility upon expiration in May 2010, our access to borrowings, and accordingly our business, could be materially adversely affected.

        The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

We may be unable to successfully execute our merchandising and marketing strategic initiatives.

        We are focusing our sales and marketing efforts and initiatives to maximize sales. If we fail to successfully execute these initiatives, our business, financial position and results of operations could be adversely affected.

The loss of key customers will have a material adverse affect on our business, financial position and results of operations.

        Most of our agreements with significant customers are terminable by either party upon several months or otherwise short notice. Customers typically do not have an obligation to make purchases from us. In the event a significant customer decides to make its purchases from another source, experiences a significant change in demand internally or from its own customer base, becomes financially unstable, or is acquired by another company, our ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on our business, financial position and results of operations. In fiscal year 2009, sales to our largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 22% of total revenues.

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

        If any of our distribution centers in Hunt Valley, Maryland or Reno, Nevada, were to be significantly damaged or destroyed, we could suffer a loss of product inventory and our ability to conduct our business in the ordinary course could be materially and adversely affected. Similarly, if our office locations in Hunt Valley, Maryland or San Antonio, Texas were to be significantly damaged or destroyed, our ability to conduct marketing, sales and other corporate activities in the ordinary course could be adversely affected.

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

If our business does not perform well, or if we otherwise experience decline in the fair values of a portion or all of our business, we may be required to recognize impairments of our intangible or other long-lived assets, which could adversely affect our results of operations or financial condition.

        Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Goodwill and indefinite lived intangible asset valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived intangible assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived intangible asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 29, 2009, we had $7.4 million of goodwill and indefinite lived intangible assets, which represented approximately 6.2% of total assets.

        Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the business, projections of future taxable income, and the feasibility of ongoing tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial condition.

        Our future results of operations may be impacted by the prolonged weakness in the current economic environment which may result in an impairment of any goodwill recorded and/or other long lived assets or the recording of a valuation allowance on our deferred tax assets, which could adversely affect our results of operations or financial condition.

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

        We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-day payment terms. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers' inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition.

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

Risks associated with the foreign suppliers from whom our products are sourced could adversely affect our financial performance.

        The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Since the onset of the global economic crisis in 2008, certain of our suppliers, particularly those in the far east, have experienced financial difficulties and we believe it is possible that a limited number of suppliers may either cease operations or require additional financial assistance from us in order to fulfill their obligations. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

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

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the United States Securities and Exchange Commission (SEC), the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions.

We may be subject to litigation.

        We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust and other issues. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or other adverse affects. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial position and results of operations for the period in which the ruling occurred or future periods.

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

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 60% of our outstanding common stock as of March 29, 2009. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 25% of our outstanding common stock as of March 29, 2009. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

Without approval of our Board of Directors, it may be difficult for a third party to acquire control of the Company. This could affect the price of our common stock.

        Certain provisions of our certificate of incorporation and bylaws, certain arrangements to which we are party, and applicable provisions of the Delaware General Corporation Law (DGCL) may each make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management. These provisions include a classified Board of Directors with staggered three-year terms, advance notice bylaws, and limitations on the removal of directors other than for cause, and then only upon the affirmative vote of 75% of our outstanding common stock. In addition, on February 1, 2008, our Board of Directors adopted a stockholder rights plan pursuant to which one preferred stock purchase right was distributed on each common share held of record as of the close of business on February 11, 2008. The rights become exercisable under certain circumstances following the announcement that any person has acquired 20% or more of our common stock, or the announcement that any person has commenced a tender offer for 20% of our common stock (in each case, with certain limited exceptions). Under specified conditions, each right (other than those held by the person or persons acquiring or making a tender offer for our stock, which rights become void under the rights plan) will entitle the holder to purchase, at the exercise price provided for under the plan, our common stock (or if we are acquired in a merger or other business combination, common stock of the acquirer) having a then current value of two times the exercise price. In addition, on February 1, 2008, our Board of Directors amended our bylaws to provide that a special meeting of stockholders must only be called upon a request in writing by the holders of stock of all classes representing at least 50% of the votes possessed by all classes then issued, outstanding and entitled to vote at the meeting. We are also afforded the protections of Section 203 of the DGCL, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained. Some believe that the provisions described above, as well as any resulting delay or prevention of a change of control transaction or changes in our Board of Directors or management, could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares. We, on the other hand, believe that these provisions serve to protect our shareholders against abusive takeover tactics, and to preserve and maximize the value of the Company for all shareholders, and better ensure that each shareholder will be treated fairly in the event of an unsolicited offer to acquire the Company.

Our quarterly operating results are subject to significant fluctuation.

        Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors' expectations. Most of our operating expenses, such as compensation expense, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC. On May 1, 2007, this lease was amended and now expires on December 31, 2012. Monthly rent payments range from $124,700 to $144,600 throughout the lease term. Additional sales and marketing offices are located in leased office space in San Antonio, Texas. Monthly rent there is approximately $7,000 and the lease expires in November 2011. West coast sales and fulfillment is facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. On June 1, 2007, we entered into a three year lease for 66,000 square feet of office and warehouse space adjacent to our GLC in Hunt Valley, Maryland. Monthly rent for the facility is approximately $35,000. While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations. The GLC is encumbered by a deed of trust as security for a term loan. See Notes 7 and 19 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Each of our three business segments use all of our properties for either sales or fulfillment purposes.

Item 3.    Legal Proceedings.

        Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Maryland state income tax returns for fiscal years 2006 through 2008 are currently under examination. No other federal, state and local income tax returns are currently under examination.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has been publicly traded on the NASDAQ Global Market, since September 28, 1994, under the symbol "TESS." The quarterly range of prices per share during fiscal years 2008 and 2009 are as follows:

	High	Low
Fiscal Year 2008
First Quarter	$29.98	$18.82
Second Quarter	22.00	8.92
Third Quarter	19.90	12.26
Fourth Quarter	19.65	13.09
Fiscal Year 2009
First Quarter	$15.59	$10.87
Second Quarter	15.19	11.79
Third Quarter	14.34	6.63
Fourth Quarter	11.65	5.55

        As of May 26, 2009, the number of shareholders of record of the Company was 66. We estimate that the number of beneficial owners as of that date was approximately 1,200.

        We have never declared or paid any cash dividends on our common stock. Our revolving credit facility restricts the amount of cash dividends that can be paid to $2.0 million annually.

        During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program. As of March 29, 2009, the Board of Directors has authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. Through the end of the fiscal year 2009, we had repurchased 2,311,128 shares through the program for approximately $30.3 million, or an average price of $13.12 per share. Of the total shares repurchased, 170,154 were repurchased in fiscal year 2009 at an average price of $12.11 per share and 346,107 were repurchased in fiscal year 2008 at an average price of $13.96 per share. An aggregate of 84,439 shares remain available for repurchase under this program. During the fourth quarter of fiscal year 2009, we repurchased 29,631 shares through the program for approximately $281,800 at an average price of $9.51 per share. We also withhold shares from our employees and directors from time to time to facilitate employees' minimum federal and state tax withholdings related to vested performance stock units and restricted stock. For fiscal years 2009 and 2008 this totaled $230,200 and $1,406,400, respectively.

        On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock held by Brightpoint, Inc. (Brightpoint) in a privately negotiated transaction. Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint's share holdings, comprising approximately 9% of our total then outstanding common stock, for $13.64 per share, or a total of $6,410,800. The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase was funded through available cash and borrowings under our revolving credit facility. This transaction does not affect the number of shares available for repurchase under our stock buyback program.

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption "Equity

Compensation Plan Information" in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

        The graph set forth below shows the value of an investment of $100 on March 28, 2004 in each of the Company's Common Stock, the Russell 2000 Index, an old peer group and a new peer group for the period of March 28, 2004 to March 29, 2009. The graph assumes that all dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TESSCO Technologies Incorporated, The Russell 2000 Index
An Old Peer Group And A New Peer Group

*
$100 invested on 3/28/04 in stock or index, including reinvestment of dividends.

	3/28/2004	3/27/2005	3/26/2006	4/1/2007	3/30/2008	3/29/2009
TESSCO Technologies Incorporated	$100.00	$114.60	$141.47	$316.65	$175.36	$92.24
Russell 2000	100.00	106.64	132.18	142.17	122.82	78.44
New Peer Group(1)	100.00	116.90	143.73	146.37	138.42	109.01
Old Peer Group(2)	100.00	123.23	157.59	161.46	153.73	123.64

(1)
The new peer group consists of the following: Brightpoint, Inc., Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource Inc., InfoSonics Corporation and Tech Data Corporation.

(2)
The old peer group consists of the following: Cellstar Corporation, Brightpoint, Inc., Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., Inphonic, Inc. and ScanSource Inc.

        A new peer group was created to reflect the acquisition of Cellstar Corporation by Brightpoint, Inc. and the bankruptcy of Inphonic, Inc., as well as to add InfoSonics Corporation and Tech Data Corporation to the peer group. The peer group was selected based on a review of publicly available information about these companies and the Company's determination that they are engaged in business similar to that of the Company.

        The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the fourth quarter of ficsal year 2009.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2008 through January 25, 2009	19,475	$10.02	19,475	94,595
January 26, 2009 through March 1, 2009	10,156	8.54	10,156	84,439
March 2, 2009 through March 29, 2009	—	—	—	84,439

Total	29,631	$9.51	29,631	84,439

(1)
Periods indicated are fiscal accounting months for the fourth quarter of fiscal year 2009.

(2)
Amounts are as of the end of the fiscal accounting month or quarter, as applicable.

Item 6.    Selected Financial Data.

	Fiscal Years Ended
	March 29, 2009	March 30, 2008	April 1, 2007	March 26, 2006	March 27, 2005
STATEMENT OF INCOME DATA
Revenues	$483,007,200	$520,968,200	$492,327,800	$477,329,300	$513,027,300
Cost of goods sold	361,155,000	403,978,800	370,916,400	374,316,300	418,180,500

Gross profit	121,852,200	116,989,400	121,411,400	103,013,000	94,846,800
Selling, general and administrative expenses	110,656,400	108,875,700	109,208,800	94,268,800	84,747,400

Income from operations	11,195,800	8,113,700	12,202,600	8,744,200	10,099,400
Interest, net	664,300	574,100	879,400	358,500	166,200

Income before provision for income taxes	10,531,500	7,539,600	11,323,200	8,385,700	9,933,200
Provision for income taxes	4,203,500	2,720,900	4,281,100	3,270,500	3,866,000

Net income	$6,328,000	$4,818,700	$7,042,100	$5,115,200	$6,067,200

Diluted earnings per share(1)	$1.26	$0.88	$1.17	$0.80	$0.92
Diluted weighted average shares outstanding(1)	5,035,500	5,463,400	6,016,000	6,411,500	6,560,900

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.8	77.5	75.3	78.4	81.5

Gross profit	25.2	22.5	24.7	21.6	18.5
Selling, general and administrative expenses	22.9	20.9	22.2	19.7	16.5

Income from operations	2.3	1.6	2.5	1.8	2.0
Interest, net	0.1	0.1	0.2	0.0	0.0

Income before provision for income taxes	2.2	1.4	2.3	1.8	1.9
Provision for income taxes	0.9	0.5	0.9	0.7	0.7

Net income	1.3%	0.9%	1.4%	1.1%	1.2%

SELECTED OPERATING DATA
Average commercial buyers per month	12,200	12,300	11,900	10,900	9,900
Average consumer buyers per month	1,500	3,200	7,100	20,600	36,100
Return on assets(2)	4.8%	3.6%	5.6%	3.6%	4.2%
Return on equity(3)	10.5%	8.2%	11.5%	8.1%	10.4%
BALANCE SHEET DATA
Working capital	$36,625,000	$36,714,400	$33,527,300	$45,704,400	$41,000,200
Total assets	118,652,600	143,798,600	123,682,700	126,800,400	160,557,200
Short-term debt	361,400	3,713,900	356,200	442,500	362,600
Long-term debt	3,481,700	3,842,600	4,203,200	4,559,400	5,000,700
Shareholders' equity	60,166,200	60,151,600	57,151,300	65,106,800	60,822,100

(1)
All share and earnings per share numbers have been retroactively restated for all periods presented to reflect the November 29, 2006 stock dividend in order to effect a 3-for-2 stock split.

(2)
Net income divided by the average total assets.

(3)
Net income divided by the average total equity.

Quarterly Results of Operations (Unaudited)

	Fiscal Year 2009 Quarters Ended				Fiscal Year 2008 Quarters Ended
	Mar. 29, 2009	Dec. 28, 2008	Sept. 28, 2008	Jun. 29, 2008	Mar 30, 2008	Dec. 30, 2007	Sept. 30, 2007	Jul. 1, 2007
Revenues	$98,221,900	$118,943,300	$143,773,700	$122,068,300	$128,287,800	$135,732,000	$132,518,300	$124,430,100
Cost of goods sold	70,870,600	89,675,900	109,553,100	91,055,400	98,542,400	105,329,600	103,837,700	96,269,100

Gross profit	27,351,300	29,267,400	34,220,600	31,012,900	29,745,400	30,402,400	28,680,600	28,161,000
Selling, general and administrative expenses	25,995,600	26,868,200	30,298,000	27,494,600	27,137,900	27,729,000	27,340,000	26,668,800

Income from operations	1,355,700	2,399,200	3,922,600	3,518,300	2,607,500	2,673,400	1,340,600	1,492,200
Interest, net	147,900	213,700	165,900	136,800	236,300	161,000	115,900	60,900

Income before provision for income taxes	1,207,800	2,185,500	3,756,700	3,381,500	2,371,200	2,512,400	1,224,700	1,431,300
Provision income taxes	422,600	944,100	1,518,000	1,318,800	669,200	978,100	508,300	565,300

Net income	$785,200	$1,241,400	$2,238,700	$2,062,700	$1,702,000	$1,534,300	$716,400	$866,000

Diluted earnings per share	$0.16	$0.25	$0.45	$0.38	$0.32	$0.29	$0.13	$0.15

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.2	75.4	76.2	74.6	76.8	77.6	78.4	77.4

Gross profit	27.8	24.6	23.8	25.4	23.2	22.4	21.6	22.6
Selling, general and administrative expenses	26.5	22.6	21.1	22.5	21.2	20.4	20.6	21.4

Income from operations	1.4	2.0	2.7	2.9	2.0	2.0	1.0	1.2
Interest, net	0.2	0.2	0.1	0.1	0.2	0.1	0.1	0.0

Income before provision for income taxes	1.2	1.8	2.6	2.8	1.8	1.9	0.9	1.2
Provision for income taxes	0.4	0.8	1.1	1.1	0.5	0.7	0.4	0.5

Net income	0.8%	1.0%	1.6%	1.7%	1.3%	1.1%	0.5%	0.7%

SELECTED OPERATING DATA
Average commercial buyers per month	11,800	11,900	12,500	12,500	12,400	12,200	12,300	12,100
Average consumer buyers per month	1,000	1,300	1,800	1,900	2,300	2,500	3,900	4,200
Return on assets(1)	2.5%	3.5%	6.2%	5.7%	4.7%	4.2%	2.0%	2.6%
Return on equity(2)	5.3%	8.5%	14.8%	13.4%	11.6%	10.9%	5.0%	6.0%

(1)
Net income divided by the average total assets.

(2)
Net income divided by the average total equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, "Item 1: Business," Part II, "Item 6: Selected Financial Data," and Part II, "Item 8: Financial Statements and Supplementary Data." The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, including Part I, "Item 1A: Risk Factors." Our actual results may differ materially from those described in any such forward-looking statement.

Business Overview and Environment

        TESSCO Technologies Incorporated (TESSCO, we, or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems. Although we sell products to customers in over 100 countries, approximately 96% of our sales are to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

        We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance. Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. However, we have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Mobile devices and accessory products include cellular phone and data device accessories, as well as two-way radios and related accessories. Mobile devices and accessory products are widely sold to commercial customers and consumers. Commercial customers include retail stores, value-added resellers and dealers. Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 45% of all of our mobile devices and accessory products sales for fiscal year 2009 were generated from the sales of accessory products to AT&T Mobility (formerly Cingular Wireless). Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. Approximately 50% of all of our installation, test and maintenance sales for fiscal year 2009 were generated from the sales of replacement parts and materials for original equipment manufacturers, primarily Nokia, Inc. (Nokia). The remainder of this segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware and supplies required by service technicians.

        We view our customer base in four major categories:

  •
  Commercial Public Carriers and Network Operators.  Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers.

  •
  Commercial Resellers.  Resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market, and to a lesser extent, the consumer market. These resellers include local and national value-added resellers and retailers, as well as sales and installation centers operated by cellular and paging carriers.

  •
  Commercial Self-Maintained Users (SMUs) and Governments.  SMUs and government customers include commercial entities, major utilities, transportation companies, federal agencies and state and local governments.

  •
  Consumers.  Consumers are customers buying through any of our affinity-partner relationships or directly from our consumer website, YourWirelessSource.com™.

        The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 360 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

        The following tables summarize the results of our operations for fiscal years 2009, 2008 and 2007:

			2008 to 2009			2007 to 2008
(Dollars in thousands, except per share data)	2009	2008	$ Change	% Change	2007	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$46,591	$46,977	$(386)	(0.8)%	$49,701	$(2,724)	(5.5)%
Resellers	72,952	69,839	3,113	4.5%	66,685	3,154	4.7%
SMUs and Governments	53,445	49,400	4,045	8.2%	48,816	584	1.2%

Total Network Infrastructure	172,988	166,216	6,772	4.1%	165,202	1,014	0.6%
Mobile Devices and Accessories:
Public Carriers and Network Operators	2,094	2,193	(99)	(4.5)%	2,641	(448)	(17.0)%
Resellers	205,867	243,549	(37,682)	(15.5)%	205,581	37,968	18.5%
SMUs and Governments	14,334	13,746	588	4.3%	14,356	(610)	(4.2)%

Total Mobile Devices and Accessories	222,295	259,488	(37,193)	(14.3)%	222,578	36,910	16.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	12,874	13,199	(325)	(2.5)%	14,293	(1,094)	(7.7)%
Resellers	9,476	9,548	(72)	(0.8)%	10,580	(1,032)	(9.8)%
SMUs and Governments	54,173	62,534	(8,361)	(13.4)%	72,162	(9,628)	(13.3)%

Total Installation, Test and Maintenance	76,523	85,281	(8,758)	(10.3)%	97,035	(11,754)	(12.1)%

Total Commercial Revenues	471,806	510,985	(39,179)	(7.7)%	484,815	26,710	5.4%
Consumer Revenues—Mobile Devices and Accessories	11,201	9,983	1,218	12.2%	7,513	2,470	32.9%

Total Revenues	$483,007	$520,968	$(37,961)	(7.3)%	$492,328	$28,640	5.8%

			2008 to 2009			2007 to 2008
(Dollars in thousands, except per share data)	2009	2008	$ Change	% Change	2007	$ Change	% Change
Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$11,912	$11,387	$525	4.6%	$11,869	$(482)	(4.1)%
Resellers	20,583	18,121	2,462	13.6%	16,584	1,537	9.3%
SMUs and Governments	14,861	12,778	2,083	16.3%	11,629	1,149	9.9%

Total Network Infrastructure	47,356	42,286	5,070	12.0%	40,082	2,204	5.5%
Mobile Devices and Accessories:
Public Carriers and Network Operators	596	633	(37)	(5.8)%	785	(152)	(19.4)%
Resellers	47,573	46,979	594	1.3%	44,794	2,185	4.9%
SMUs and Governments	4,564	4,319	245	5.7%	4,557	(238)	(5.2)%

Total Mobile Devices and Accessories	52,733	51,931	802	1.5%	50,136	1,795	3.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	2,973	3,248	(275)	(8.5)%	3,478	(230)	(6.6)%
Resellers	2,466	3,030	(564)	(18.6)%	2,601	429	16.5%
SMUs and Governments	12,445	12,798	(353)	(2.8)%	21,969	(9,171)	(41.7)%

Total Installation, Test and Maintenance	17,884	19,076	(1,192)	(6.2)%	28,048	(8,972)	(32.0)%

Total Commercial Gross Profit	117,973	113,293	4,680	4.1%	118,266	(4,973)	(4.2)%
Consumer Gross Profit—Mobile Devices and Accessories	3,879	3,696	183	5.0%	3,145	551	17.5%

Total Gross Profit	$121,852	$116,989	$4,863	4.2%	$121,411	$(4,422)	(3.6)%
Selling, general and administrative expenses	$110,656	$108,875	$1,781	1.6%	$109,209	$(334)	(0.3)%

Income from operations	11,196	8,114	3,082	38.0%	12,202	(4,088)	(33.5)%
Interest, net	664	574	90	15.7%	879	(305)	(34.7)%

Income before provision for income taxes	10,532	7,540	2,992	39.7%	11,323	(3,783)	(33.4)%
Provision for income taxes	4,204	2,721	1,483	54.5%	4,281	(1,560)	(36.4)%

Net income	$6,328	$4,819	$1,509	31.3%	$7,042	$(2,223)	(31.6)%

Diluted earnings per share	$1.26	$0.88	$0.38	43.2%	$1.17	$(0.29)	(24.8)%

Fiscal Year 2009 Compared to Fiscal Year 2008

        Revenues.    Revenues for fiscal year 2009 decreased 7.3% as compared to fiscal year 2008, primarily due to a 7.7% decrease in commercial revenues, partially offset by a 12.2% increase in consumer revenues. The decrease in commercial revenues was driven primarily by a decline in our mobile devices and accessories, and in our installation, test, and maintenance commercial lines of business, partially offset by an increase in our network infrastructure commercial line of business.

        Our mobile devices and accessories revenues, including both commercial and consumer sales, decreased 13.4% for fiscal year 2009 compared to fiscal year 2008. We experienced a significant decline in commercial sales of mobile devices and accessory products, partially offset by an increase in consumer sales. Commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but are also sold to SMUs, governments and public carriers and network operators, decreased 14.3% over the prior year, due in part to decreased sales to AT&T Mobility, our largest customer, as well as other smaller resellers and public carriers and network operators. Compared to fiscal year 2008, our sales mix in fiscal year 2009 changed from a significant amount of high-revenue low-margin cordless headsets to more low-revenue, higher-margin aftermarket accessory products. Sales to retailers declined due in part to deteriorating economic conditions in the United States and carrier consolidation resulting in the closing of many retail stores.

        The 4.1% increase in our network infrastructure sales from fiscal year 2008 to fiscal year 2009 is primarily attributable to an increase in sales of radio frequency (RF) propagation and site support products, partially offset by lower sales of broadband products. Our growth in sales of network infrastructure product was in sales to resellers as well as SMUs and governments, as we have continued to focus on diversification beyond the traditional infrastructure carrier customer.

        Revenues from our installation, test and maintenance line of business decreased 10.3% in fiscal year 2009 as compared to the prior fiscal year, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as well as decreased sales of test and bench equipment partially offset by an increase in sales of safety products. In January 2009, we extended our repair components relationship with Nokia through December 2010. As part of this extension, Nokia now plays a larger role in servicing a group of larger customers. We continue to earn fees from Nokia to fulfill product to these larger customers, but as a result of our reduced role in these transactions, we receive a smaller fee and we account for these sales on a net basis. We continue to manage the complete supply chain as primary obligor for smaller customers so we continue to record sales to these smaller customers on a gross basis. Because of the evolution of our relationship with Nokia, it has become less material to our consolidated financial statements, and we expect that trend to continue. During the first nine months of fiscal year 2009, Nokia represented approximately 7% of total consolidated revenues, and in our fourth quarter of fiscal year 2009 (the first quarter under our new, extended relationship), it represented 4% of total consolidated revenues.

        Gross Profit.    Gross profit increased 4.2% in fiscal year 2009 compared to fiscal year 2008, driven by an increase in our network infrastructure and mobile devices and accessories commercial business segments, partially offset by a decline in our installation, test and maintenance commercial line of business. Total commercial gross profit increased 4.1%, while consumer gross profits increased 5.0%. Gross profit margin increased to 25.2% in fiscal year 2009, from 22.5% in fiscal year 2008. Except as noted below, our gross margins by product within each segment have been sustained and variations are related to sales mix within the segment product offerings. Gross profit margin increased to 27.4% in fiscal year 2009 in our network infrastructure segment, from 25.4% in fiscal year 2008. This increase in gross profit margin is the result of the change in product mix described above, as radio frequency and site support products typically have a higher gross margin than broadband products, which declined in sales. In our installation, test and maintenance segment, gross profit margin increased to 23.4% in fiscal year 2009, from 22.4% in fiscal year 2008, partially due to the change in the structure of our Nokia arrangement as discussed above. Gross profit margin in our mobile devices and accessories segment increased to 24.2% in fiscal year 2009, from 20.6% in fiscal year 2008. This increase is primarily attributable to the commercial gross profit margin for our mobile devices and accessories segment, which increased from 20.0% for fiscal year 2008 to 23.7% for fiscal year 2009, principally due to product mix in sales as discussed above. The gross profit margin for our consumer sales decreased from 37.0% to 34.6% in fiscal year 2009. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

        During fiscal year 2006, we began sourcing a significant portion of our private branded product line directly from factories in China. All of such purchases are denominated in U.S. dollars. We have been increasing the amount of products and services sold under TESSCO's private labels. While sales of these directly sourced products and services represented only 11% of our total sales, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products, after accounting for additional supply chain costs and lead times. We also believe that these cost savings have allowed us to be more competitive in the market.

        Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer's or vendor's business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, and are terminable by either party upon several months or otherwise short notice. Our customer relationships could also be affected by wireless carrier consolidation or the global financial crisis.

        As total revenues and gross profits from larger customer and vendor relationships, including AT&T Mobility, increase, we occasionally experience and expect to continue to experience, pricing pressures that may adversely affect future results. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

        Selling, General and Administrative Expenses.    Total selling, general and administrative expenses increased by 1.6% during fiscal year 2009 as compared to fiscal year 2008. Total selling, general and administrative expenses as a percentage of revenues increased from 20.9% in fiscal year 2008 to 22.9% in fiscal year 2009, due to the decline of revenues as discussed above, particularly the decline in sales of mobile devices and accessory products as well as the increases in expenses discussed below.

        The largest factors contributing to the increase in total selling, general and administrative expenses during fiscal year 2009 were increased compensation expense and bonus accruals, partially offset by decreased marketing, sales promotion, freight expense, corporate support and information technology expenses.

        Compensation expenses primarily related to business generation activities increased from fiscal year 2008 to fiscal year 2009. Compensation costs have also increased over the last fiscal year due to increased accruals related to our cash and equity bonus programs. Our bonus programs are performance based, and therefore, the increase in bonus accruals is due to improved results during fiscal year 2009, as applied to pre-defined performance targets. Total compensation costs, including benefits and bonus expense, increased by approximately $8.3 million from fiscal year 2008 to fiscal year 2009.

        Marketing and sales promotion expenses decreased in fiscal year 2009 as compared with fiscal year 2008. During the second quarter of fiscal year 2008, we incurred marketing expenses related to a corporate branding initiative which was completed by the beginning of fiscal year 2009. In fiscal year 2009, we also reduced marketing expenses related to market research, publications, and print and online advertising. Also in fiscal year 2009, we had decreased sales promotion expense due to the lower merchandising racks and graphics expenditures associated with our retail business. Total marketing and sales promotion expenses decreased by approximately $2.4 million from fiscal year 2008 to fiscal year 2009.

        Freight costs in fiscal year 2009 decreased approximately $2.4 million over the prior year, primarily due to increased productivity in our distribution operations and lower sales revenues, partially offset by higher fuel surcharges.

        Corporate support expenses decreased approximately $1.4 million over the prior year, primarily due to lower sales tax expense/reserves. The decrease was driven by changes in estimates related to sales and use tax reserves during fiscal year 2009. Recruiting expenses also declined, but were primarily offset by higher bad debt expense as discussed below.

        Information technology expenses decreased by approximately $1.0 million in fiscal year 2009 as compared with fiscal year 2008, primarily due to a decrease in depreciation expense resulting from changes in property and equipment purchases and the corresponding estimated useful lives.

        We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such based on this evaluation. Accordingly, we recorded a provision for bad debts of $1,593,600 and $937,900 for fiscal year 2009 and fiscal year 2008, respectively. This increase in bad debt expense is related to customer write-offs during fiscal year 2009 and the anticipation for further increases in write-offs related to outstanding receivables as of March 29, 2009, due to the downturn in the global economy.

        Interest, Net.    Net interest expense increased from $574,100 in fiscal year 2008 to $664,300 in fiscal year 2009, primarily due to increased average borrowings on our revolving credit facility partially offset by lower interest rates. As noted below, beginning October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on our existing bank loan, thus fixing the interest rate on this loan at 6.38%. Interest expense on our other debt instruments had only minor variances from year-to-year in total.

        Income Taxes, Net Income and Diluted Earnings Per Share.    The effective tax rates in fiscal year 2009 and 2008 were 39.9% and 36.1%, respectively. The effective tax rate for fiscal year 2009 increased due to changes in our state tax effective rate as well as a reduction of $196,300 in unrecognized tax benefits due to the lapse of an applicable statute of limitations in fiscal year 2008. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2009 increased 31.3% and 43.2%, respectively, compared with fiscal year 2008. Diluted earnings per share was positively impacted by the stock buyback program further discussed in the liquidity and capital resources section below.

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

        The 0.6% increase in our network infrastructure sales from fiscal year 2007 to fiscal year 2008 was primarily attributable to an increase in sales of radio frequency (RF) propagation and site support products, partially offset by lower sales of broadband products. Our growth in sales of network infrastructure product was in sales to resellers as well as SMUs and governments, as we have continued to focus on diversification beyond the traditional infrastructure carrier customer.

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

        Gross Profit.    Gross profit decreased 3.6% in fiscal year 2008 compared with fiscal year 2007, driven by a decline in our installation, test and maintenance commercial line of business, partially offset by growth in our network infrastructure and mobile devices and accessories commercial business segments. Commercial gross profit declined 4.2% and was partially offset by a 17.5% increase in consumer gross profit. Gross profit margin decreased to 22.5% in fiscal year 2008, from 24.7% in fiscal year 2007. Except as noted below, our gross margins by product within each segment have been sustained and variations are related to sales mix within the segment product offerings. Gross profit margin increased to 25.4% in fiscal year 2008 in our network infrastructure segment, from 24.3% in fiscal year 2007. In our installation, test and maintenance segment, gross profit margin decreased to 22.4% in fiscal year 2008, from 28.9% in fiscal year 2007. This decline was due primarily to the return to historical levels of gross profit attributable to our Nokia repair and replacement parts relationship as a result of price changes. Gross profit margin in our mobile devices and accessories segment decreased to 20.6% in fiscal year 2008, from 23.2% in fiscal year 2007. This decline is primarily attributable to the commercial gross profit margin for our mobile devices and accessories segment, which decreased from 22.5% for fiscal year 2007 to 20.0% for fiscal year 2008, principally due to product mix changes in sales to AT&T Mobility and other retail customers. The gross profit margin for our consumer sales decreased from 41.9% to 37.0% in fiscal year 2008.

        Selling, General and Administrative Expenses.    Total selling, general and administrative expenses decreased by 0.3% during fiscal year 2008 as compared with fiscal year 2007. Total selling, general and administrative expenses as a percentage of revenues decreased from 22.2% in fiscal year 2007 to 20.9% in fiscal year 2008, due to the decreases in expenses discussed below.

        The largest factors contributing to the decrease in total selling, general and administrative expenses during fiscal year 2008 were decreased marketing, sales promotion, freight expense and bonus accruals, partially offset by increased compensation costs.

        During the second quarter of fiscal year 2007, we began a media campaign utilizing different marketing techniques to broaden our outreach. We reduced the scope of this program significantly during fiscal year 2008. Also in fiscal year 2007, we had increased sales promotion expense due to costs related to a one time merchandising racks and graphics expenditure associated with AT&T Mobility. In fiscal year 2008, the decrease in marketing expenses was partially offset by increased expenses incurred related to a corporate branding initiative. Total marketing and sales promotion expenses decreased by approximately $3.0 million from fiscal year 2007 to fiscal year 2008.

        Freight costs in fiscal year 2008 decreased approximately $1.2 million over the prior year, primarily due to increased productivity in our distribution operations, partially offset by higher fuel surcharges.

        Compensation cost primarily related to business generation and fulfillment activities increased from fiscal year 2007 to fiscal year 2008. These increases are reflective of our increased focus on our commercial business. However, the increase in compensation costs was partially offset by decreased expenses related to our bonus programs, including stock compensation expense. Total compensation costs, including benefits, increased by approximately $4.0 million from fiscal year 2007 to fiscal year 2008, offset by an approximately $2.7 million decrease in our bonus expense in fiscal year 2008 compared with fiscal year 2007.

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

Liquidity and Capital Resources

        In summary, our cash flows were as follows:

	2009	2008	2007
Cash flow provided by operating activities	$15,155,800	$4,160,100	$28,025,800
Cash flow used in investing activities	(4,538,400)	(4,837,400)	(8,684,700)
Cash flow used in financing activities	(12,103,800)	(1,412,800)	(17,451,700)

Net (decrease) increase in cash and cash equivalents	$(1,486,400)	$(2,090,100)	$1,889,400

        In fiscal year 2009, our cash inflow from operating activities was driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as a significant decrease in trade accounts receivable and product inventory and an increase in accrued payroll, benefits and taxes, partially offset by significant decreases in trade accounts payable. The decrease in trade accounts receivable is primarily due to the timing of sales and collections largely related to our largest customer, AT&T Mobility, as well as lower sales near the end of fiscal year 2009. The accrual for payroll, benefits and taxes increased primarily due to an increase in accruals for our bonus programs in fiscal year 2009 as compared to fiscal year 2008. The decrease in accounts payable and inventory is largely a result of a significant inventory reduction effort undertaken during the fourth quarter of fiscal year 2009.

        Cash flows used in investing activities included capital expenditures, which primarily consisted of investments in information technology. In addition to investments in capital expenditures, cash flow used in investing activities was also impacted by cash earn-out payments under our acquisition agreement with TerraWave Solutions, Ltd. On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. Of the $3.9 million cash amount paid at closing, $1.5 million was a non-refundable prepayment against future earn-out obligations, amortizable over the four-year period. To the extent that the minimum earnings thresholds are not achieved over the remainder of the four-year period, we will not be able to apply the remainder of this prepayment ($750,000 as of March 29, 2009). The maximum amount of contingent future earn-out payments not yet applied as of March 29, 2009 (assuming all remaining thresholds are fully met and after subtracting the remaining portion of the $1.5 million prepayment) is $12.0 million. Contingent payments made under the terms of the acquisition agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded, if earnings targets are achieved. During fiscal year 2009, approximately $1.3 million in earn-out payments were made, based on the achievement of certain earnings thresholds during the second of the four-year earn-out period under the acquisition agreement. An interim performance analysis of the business unit as of fiscal year end 2009, indicated that approximately $2.0 million in additional earn-out payments would become due and payable in respect of achievement of earnings thresholds during the third of the four-year earn-out period, although all conditions to payment of this amount under the terms of the acquisition agreement were not satisfied until the close of that third year in April 2009 (during the first quarter of fiscal year 2010) and, therefore, the potential obligation was not accrued during fiscal year 2009. During fiscal year 2009, however, an additional $100,000 in earn-out payments was accrued in respect of quarterly earnings performance, for which all conditions to payment had been met. This amount, as well as the approximately $2.0 million attributable to third-year performance but not accrued during fiscal year 2009, has since been paid in the first quarter of fiscal year 2010. In accordance with the acquisition agreement, these payments were made net of $375,000, representing one quarter of the $1.5 million non-refundable prepayment made against future earn-out payments, as discussed above. Accordingly, $375,000 of the $1.5 million prepayment remains available for application against earn-out obligations accruing over the fourth and final year of the four-year earn-out period.

        Cash flows used in financing activities is primarily related to treasury stock purchases. During fiscal year 2009, we purchased 170,154 shares of our outstanding common stock pursuant to our stock buyback program, compared with 346,107 shares purchased in fiscal year 2008. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2009, a total of 2,311,128 shares have been purchased under this program for approximately $30.3 million, or an average price of $13.12 per share. The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate, and therefore, 84,439 shares remained available to be purchased as of the end of fiscal year 2009. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. We also withhold shares from our employees and directors equal to the minimum federal and state tax withholdings related to vested performance stock units. For fiscal years 2009 and 2008 this totaled $230,200 and $1,406,400, respectively.

        On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint in a privately negotiated transaction. Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint's share holdings, comprising approximately 9% of our total then outstanding common stock, for $13.64 per share, or a total of $6.4 million. The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase price per share approximated the price of our common stock on the transaction date. The purchase was funded through available cash and borrowings under our revolving credit facility. This transaction does not affect the number of shares available for repurchase under our stock buyback program.

        Cash flow from financing activities was also impacted by a $3.4 million net decrease in our revolving credit facility. We have a term loan in the original principal amount of $4.5 million with Wachovia Bank, National Association and SunTrust Bank that is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as our revolving credit facility, which, as discussed below, have recently been amended. This loan had a balance of $3,450,000 as of March 29, 2009.

        On October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on our existing term bank loan discussed above, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swap provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.

        We are party to a $50.0 million unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with a term expiring May 2010, and interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%. Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed above. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 29, 2009, we had a zero balance outstanding on our $50.0 million revolving credit facility; therefore, we had $50.0 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.

        On June 30, 2008, we entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, to amend a negative covenant included in the Credit Agreement for our existing $50 million unsecured revolving line of credit facility, to increase the amount of common stock permitted to be repurchased by us (beginning on the inception date of the Credit Agreement) from $10 million to $15 million, during the term of the credit facility.

        On December 3, 2008, we entered into a Second Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, pursuant to which the Credit Agreement for our existing $50.0 million unsecured revolving credit facility was amended. The Second Modification Agreement amended a negative covenant in the Credit Agreement by increasing from $15.0 million to $25.0 million the amount of stock permitted to be repurchased over the term of the revolving credit facility. In addition, the Second Modification Agreement positively adjusted on a going forward basis certain other of the financial covenants applicable to us under the Credit Agreement, to adjust the definitions of "cash flow" and "tangible net worth" and to afford us limited relief from dividend restrictions. We have never declared or paid any cash dividends on our common stock, but the revised Credit Agreement now allows for the payment of cash dividends of up to $2.0 million annually.

        Pursuant to the terms of the relevant documents, the financial covenants included in the Credit Agreement are also applicable to the related Term Loan with the same lenders discussed above. Accordingly, the Second Modification Agreement also has the effect of amending the terms applicable to the Term Loan.

        Working capital remained essentially flat, decreasing to $36.6 million as of March 29, 2009, from $36.7 million as of March 30, 2008, primarily due to the decrease in product inventory and accounts receivable partially offset by decreased accounts payable and reduced outstanding balances on our revolving line of credit. Shareholders' equity remained flat as of March 29, 2009 and March 30, 2008.

        We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. We are currently in negotiations to extend our revolving credit agreement which expires in May 2010. However, there can be no assurance that we will be able to extend our revolving credit agreement beyond May 2010 on terms acceptable to us, if at all.

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

        Capital expenditures totaled $2.5 million in fiscal year 2008, primarily related to investments in information technology, as well as the acquisition of NetForce Solutions, Inc. and the earn-out payments associated with the acquisition of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd.

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

        We have identified the policies below as critical to our business operations and the understanding of our results of operations:

        Revenue Recognition.    We record revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. We record revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. For a portion of our sales, we use FOB destination terms and record the revenue when the product is received by the customer. Our prices are generally fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record revenues on transactions where collectibilty is reasonably assured.

        Because a large portion of our sales transactions meet the conditions set forth in Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition When Right of Return Exists," we recognize revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) our price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay us, and such obligation is not contingent on their resale of the product, 3) the buyer's obligation to us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

        Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 5% of our total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

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

        Impairment of Long-Lived and Indefinite-Lived Assets.    Our Consolidated Balance Sheet includes goodwill of approximately $6.6 million (all related to our network infrastructure segment) and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. During the latter part of our fiscal year, our market capitalization was below book value. While we considered the market capitalization decline in our evaluation of fair value of goodwill, we determined it did not impact the overall goodwill impairment analysis as we believe the decline to be primarily attributed to the negative market conditions as a result of the credit crisis and the current economic recession. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $7.4 million, resulting in a corresponding charge to operations.

        The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

        Income Taxes.    Effective April 2, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 29, 2009, we had total net unrecognized tax benefits of approximately $650,100, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

        Stock-Based Compensation.    We record stock compensation under SFAS No. 123R "Share-Based Payment" which requires us to include in our calculation of periodic stock compensation expense an estimate of future forfeitures. SFAS No. 123R also requires stock awards granted or modified after the adoption of SFAS No. 123R that include both performance conditions and graded vesting to be amortized by an accelerated method rather than the straight-line method.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective March 31, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. However, in February 2008, the FASB partially deferred the effective date of SFAS No. 157, until fiscal years beginning after November 15, 2008 or in our case, the fiscal year beginning March 30, 2009, as it relates to certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 15 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 29, 2009 for further discussion of SFAS No. 157 and its impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 effective as of March 31, 2008. As we did not elect to apply the fair value option as described under SFAS No. 159 to any of our financial assets or liabilities which were not currently required to be measured at fair value, the adoption did not have an impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. We will adopt SFAS No. 141(R) on March 30, 2009. The adoption of SFAS No. 141(R) will not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective as of November 13, 2008. The adoption of SFAS No. 162 did not have an impact on our consolidated financial statements.

        In June 2008, the FASB issued FASB Staff Position No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. 03-6-1)." FSP No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities. Therefore, these financial instruments must be included in calculating basic and diluted earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." All prior period earnings per share data presented must be adjusted retrospectively upon adoption. FSP No. 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, we are required to adopt FSP No. 03-6-1 on March 30, 2009. We currently have 105,000 awards that fall under the requirements of FSP No. 03-6-1, but we do not expect the adoption to have a material impact on our basic and diluted earnings per share calculations (impact on fiscal year 2009 basic earnings per share of approximately $0.04 and diluted earnings per share of approximately $0.03).

        In March 2009, the FASB unanimously voted for the FASB "Accounting Standards Codification" (the "Codification") to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles ("GAAP"), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. We do not believe the adoption of the Codification will have a material impact on our consolidated financial statements.

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

Available Information

        Our Internet Web site address is: www.tessco.com. We make available free of charge through our Website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our Website is our Code of Business Conduct and Ethics. We have not incorporated herein by reference the information on our Website, and it should not be considered a part of this filing.

Item 8.    Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	March 29, 2009	March 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$599,800	$2,086,200
Trade accounts receivable, net of allowance for doubtful accounts of $1,874,700 and $1,200,700, respectively	44,601,300	55,698,600
Product inventory	36,540,400	49,057,300
Deferred tax assets	4,366,700	4,048,800
Prepaid expenses and other current assets	2,168,500	1,827,500

Total current assets	88,276,700	112,718,400
Property and equipment, net	21,566,900	22,233,600
Goodwill, net	6,550,700	6,310,100
Other long-term assets	2,258,300	2,536,500

Total assets	$118,652,600	$143,798,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$40,481,600	$64,433,400
Payroll, benefits and taxes	6,494,400	3,014,400
Income and sales tax liabilities	2,908,400	3,588,700
Accrued expenses and other current liabilities	1,405,900	1,253,600
Revolving line of credit	—	3,353,500
Current portion of long-term debt	361,400	360,400

Total current liabilities	51,651,700	76,004,000
Deferred tax liabilities	2,416,000	2,189,300
Long-term debt, net of current portion	3,481,700	3,842,600
Other long-term liabilities	937,000	1,611,100

Total liabilities	58,486,400	83,647,000

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized; 8,041,291 shares issued and 4,723,612 shares outstanding as of March 29, 2009, and 7,832,094 shares issued and 5,173,979 shares outstanding as of March 30, 2008	80,100	78,200
Additional paid-in capital	34,503,700	32,087,400
Treasury stock, at cost, 3,317,679 shares and 2,658,115 shares, respectively	(42,155,700)	(33,454,300)
Retained earnings	67,880,900	61,552,900
Accumulated other comprehensive loss	(142,800)	(112,600)

Total shareholders' equity	60,166,200	60,151,600

Total liabilities and shareholders' equity	$118,652,600	$143,798,600

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Income

	Fiscal Years Ended
	March 29, 2009	March 30, 2008	April 1, 2007
Revenues	$483,007,200	$520,968,200	$492,327,800
Cost of goods sold	361,155,000	403,978,800	370,916,400

Gross profit	121,852,200	116,989,400	121,411,400
Selling, general and administrative expenses	110,656,400	108,875,700	109,208,800

Income from operations	11,195,800	8,113,700	12,202,600
Interest expense, net	664,300	574,100	879,400

Income before provision for income taxes	10,531,500	7,539,600	11,323,200
Provision for income taxes	4,203,500	2,720,900	4,281,100

Net income	$6,328,000	$4,818,700	$7,042,100

Basic earnings per share	$1.30	$0.92	$1.22

Diluted earnings per share	$1.26	$0.88	$1.17

Basic weighted average shares outstanding	4,883,500	5,264,100	5,753,900

Diluted weighted average shares outstanding	5,035,500	5,463,400	6,016,000

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Treasury Stock	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance at March 26, 2006	6,228,876	$49,600	$24,748,700	$(9,521,100)	$49,764,200	$65,400	$65,106,800
Proceeds from issuance of stock	125,119	8,200	430,100	—	—	—	438,300
Treasury stock purchases	(1,043,813)	—	—	(17,695,100)	—	—	(17,695,100)
Non-cash stock compensation expense	14,885	18,000	2,037,300	—	—	—	2,055,300
Excess tax benefit from stock-based compensation	—	—	247,600				247,600
Comprehensive Income:
Net income	—	—	—	—	7,042,100	—	7,042,100
Other comprehensive los, net of tax	—	—	—	—	—	(43,700)	(43,700)

Balance at April 1, 2007	5,325,067	75,800	27,463,700	(27,216,200)	56,806,300	21,700	57,151,300
Cumulative effect of adoption of FASB Interpretation No. 48					(72,100)		(72,100)
Proceeds from issuance of stock	232,895	2,200	666,500	—	—	—	668,700
Treasury stock purchases	(398,983)	—	—	(6,238,100)	—	—	(6,238,100)
Non-cash stock compensation expense	15,000	200	2,797,700	—	—	—	2,797,900
Excess tax benefit from stock-based compensation	—	—	1,159,500	—	—	—	1,159,500
Comprehensive Income:
Net income	—	—	—	—	4,818,700	—	4,818,700
Other comprehensive loss, net of tax	—	—	—	—	—	(134,300)	(134,300)

Balance at March 30, 2008	5,173,979	78,200	32,087,400	(33,454,300)	61,552,900	(112,600)	60,151,600
Proceeds from issuance of stock	194,197	1,700	398,000	—	—	—	399,700
Treasury stock purchases	(659,564)	—	—	(8,701,400)	—	—	(8,701,400)
Non-cash stock compensation expense	15,000	200	1,830,400	—	—	—	1,830,600
Excess tax benefit from stock-based compensation	—	—	187,900	—	—	—	187,900
Comprehensive Income:
Net income	—	—	—	—	6,328,000	—	6,328,000
Other comprehensive loss, net of tax	—	—	—	—	—	(30,200)	(30,200)

Balance at March 29, 2009	4,723,612	$80,100	$34,503,700	$(42,155,700)	$67,880,900	$(142,800)	$60,166,200

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 29, 2009	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,328,000	$4,818,700	$7,042,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,218,300	4,814,300	4,763,100
Gain on the sale of property and equipment	(157,600)	—	—
Non-cash stock compensation expense	1,830,600	2,797,900	2,055,300
Deferred income taxes and other	(681,900)	(798,000)	(1,159,200)
Change in trade accounts receivable	11,097,300	(10,541,000)	402,400
Change in product inventory	12,516,900	(11,608,500)	12,240,900
Change in prepaid expenses and other current assets	44,900	132,000	(320,500)
Change in trade accounts payable	(22,883,400)	17,535,400	(22,300)
Change in payroll, benefits and taxes	3,480,000	(3,656,300)	1,412,900
Change in income and sales tax liabilities	(1,066,200)	555,800	1,773,200
Change in accrued expenses and other current liabilities	428,900	109,800	(162,100)

Net cash provided by operating activities	15,155,800	4,160,100	28,025,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,449,400)	(2,507,400)	(4,251,400)
Proceeds from sale of property and equipment	220,000	—	—
Acquisition of business in purchase transaction	—	(659,500)	(3,933,300)
Additional earn-out payments on acquired businesses	(1,309,000)	(1,670,500)	(500,000)

Net cash used in investing activities	(4,538,400)	(4,837,400)	(8,684,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from revolving line of credit	(3,353,500)	3,353,500	—
Payments on long-term debt	(359,900)	(356,400)	(442,500)
Proceeds from issuance of stock	123,100	668,700	438,300
Purchases of treasury stock	(8,701,400)	(6,238,100)	(17,695,100)
Excess tax benefit from stock-based compensation	187,900	1,159,500	247,600

Net cash used in financing activities	(12,103,800)	(1,412,800)	(17,451,700)

Net (decrease) increase in cash and cash equivalents	(1,486,400)	(2,090,100)	1,889,400
CASH AND CASH EQUIVALENTS, beginning of period	2,086,200	4,176,300	2,286,900

CASH AND CASH EQUIVALENTS, end of period	$599,800	$2,086,200	$4,176,300

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

        TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless, mobile, fixed and in-building systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 96% of the Company's sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company's sales are made in United States Dollars.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

        The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. The fiscal years ended March 29, 2009 and March 30, 2008 contained 52 weeks and the fiscal year ended April 1, 2007 contained 53 weeks.

Cash and Cash Equivalents

        Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

        The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends and current economic conditions. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and the Company's stability as it relates to its current customer base. Typical payments from a large majority of commercial customers are due 30 days from the date of the invoice. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Product Inventory

        Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out ("FIFO") method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

about future demand. At fiscal year end 2009 and 2008, the Company has a reserve for excess and/or obsolete inventory of $2,681,100 and $2,655,600, respectively.

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

        The Configuration, Fulfillment and Delivery (CFD) technology system, which was initially implemented during fiscal year 2005, is a major automated materials-handling system that is integrated with the Company's product planning and procurement system. The Company believes this CFD system has an estimated useful life that is longer than its other software assets, and thus, is depreciating the system over a seven-year life.

        The Company capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use."

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts and indefinite lived intangible assets

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method. Intangible assets other than goodwill are recorded within other long-term assets in the Company's Consolidated Balance Sheets. The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimates the present value of the reporting unit's future cash flows. Key assumptions used to determine the present value of a reporting unit's future cash flows in fiscal year 2009 include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company's weighted average cost of capital adjusted for risks associated with our operations. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

        The indefinite lived intangible asset impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. These estimates of discounted cash flows will likely change over time as impairment tests are performed. Estimates of fair value are also adversely affected by increases in interest rates and the applicable discount rate. Based on the Company's impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2009, 2008 or 2007.

        The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Revenue Recognition

        The Company records revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. The Company's revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. The Company records revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

provided to or by customers, future discounts, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectibilty is reasonably assured. The Company recognizes revenues net of sales tax.

        Because the Company's sales transactions meet the conditions set forth in Statement of Financial Accounting Standard (SFAS) No. 48, "Revenue Recognition When Right of Return Exists," it recognizes revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) the price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay, and is not contingent on their resale of the product, 3) the buyer's obligation to the Company does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from the Company, 5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because the Company's normal terms and conditions of sale are consistent with conditions 1-5 above, and the Company is able to perform condition 6, it makes a reasonable estimate of product returns in sales transactions and accrues a sales return reserve based on this estimate.

        Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company's solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with Emerging Issues Task Force (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has responsibility for supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company's customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company's sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company has several relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 5% of total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

        Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total revenues for fiscal years 2009, 2008 and 2007.

        Other than sales relating to the Company's private brands, we offer no product warranties in excess of original equipment manufacturers' warranties. The Company's warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2009, 2008 and 2007.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

Shipping and Handling Costs

        Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $13,801,900, $16,226,700, and $17,392,600 for fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007, respectively.

Advertising Costs

        The Company expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog, generally one year or less). Direct catalog production costs included in prepaid and other assets totaled $719,300 at March 29, 2009 and $629,600 at March 30, 2008. The Company tracks orders and revenue directly sourced from its catalog. Total advertising and marketing expense was $794,800, $1,474,200 and $2,046,400 for fiscal years 2009, 2008 and 2007, respectively.

Stock Compensation Awards Granted to Team Members

        The Company records stock compensation awards under SFAS No. 123R, "Share-Based Payment", which requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures. SFAS No. 123R also requires stock awards granted or modified after the adoption of SFAS No. 123R that include both performance conditions and graded vesting to be amortized by an accelerated method rather than the straight-line method.

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective as of April 2, 2007. As a result of the adoption, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. See Note 11 for further discussion of FIN 48 and its impact on the Company's consolidated financial statements.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews and evaluates its estimates and assumptions, including but not limited to, those that relate to tax reserves, stock-based compensation, health insurance accruals, accounts receivable reserves, inventory reserves and future cash flows associated with impairment testing for goodwill and other long-lived assets. Actual results could significantly differ from those estimates.

Impact of Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in the Company's case, the fiscal year beginning March 30, 2009. The Company adopted SFAS No. 157 for its financial assets and liabilities effective as of March 31, 2008, and has elected to defer its adoption for non-financial assets and liabilities until fiscal year 2010. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements. See Note 15 for further discussion of SFAS No. 157 and its impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective as of March 31, 2008. As the Company did not elect to apply the fair value option as described under SFAS No. 159 to any of its financial assets or liabilities which were not currently required to be measured at fair value, the adoption of SFAS No. 159 did not have an impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141. The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt SFAS No. 141(R) on March 30, 2009 for any acquisitions made subsequent to that date. The adoption of SFAS No. 141(R) will not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on the Company's consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective as of November 13, 2008. The adoption of SFAS No. 162 did not have an impact on the Company's consolidated financial statements.

        In June 2008, the FASB issued FASB Staff Position No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. 03-6-1)." FSP No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as participating securities. Therefore, these financial instruments must be included in calculating basic and diluted earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." All prior period earnings per share data presented must be adjusted retrospectively upon adoption. FSP No. 03-6-1 will be effective for fiscal years beginning after December 15, 2008. Therefore, the company is required to adopt FSP No. 03-6-1 on March 30, 2009. The Company currently has 105,000 awards that fall under the requirements of FSP No. 03-6-1, but does not expect the adoption to have a material impact on its basic and diluted earnings per share calculations (impact on fiscal year 2009 basic earnings per share of approximately $0.04 and diluted earnings per share of approximately $0.03).

        In March 2009, the FASB unanimously voted for the FASB "Accounting Standards Codification" (the "Codification") to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles ("GAAP"), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Company does not believe the adoption of the Codification will have a material impact on the Company's consolidated financial statements.

Note 3. Acquisitions

        On July 2, 2007, the Company acquired the net assets and business of NetForce Solutions, Inc. (NetForce), a provider of technical and sales training solutions to wireless, telecommunications, and networking industries in order to further expand the Company's training offering. The purchase included substantially all of the non-cash business assets for a cash payment of $659,500. The unaudited revenues earned by NetForce for calendar year 2006, prior to the acquisition, amounted to less than 1 percent of the amount of the Company's total revenue for fiscal year 2007.

        The Company has included the financial results of NetForce in its consolidated financial statements beginning July 2, 2007 (the acquisition date). Pro forma results have not been presented as the impact of the acquisition is not material and did not involve a significant amount of assets. This business is included in the installation, test and maintenance segment.

        This acquisition has been accounted for as a business combination in accordance with SFAS No. 141, "Business Combinations." Under business combination accounting, the total purchase price was allocated to NetForce's net tangible and identifiable intangible assets based on their estimated fair values as of July 2, 2007. The initial purchase price was allocated as set forth below:

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

        On April 21, 2006, the Company acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. (TerraWave) and its commonly owned affiliate, GigaWave Technologies, Ltd. (GigaWave) for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. Of the $3.9 million cash amount paid at closing, $1.5 million was a non-refundable prepayment against future earn-out obligations, amortizable over the four-year period. To the extent that the minimum earnings

Notes to Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

thresholds are not achieved over the remainder of the four-year period, the Company will not be able to apply this prepayment ($750,000 remains unearned at March 29, 2009). The maximum amount of contingent future earn-out payments not yet applied as of March 29, 2009 (assuming all remaining thresholds are fully met and after subtracting the remaining portion of the $1.5 million prepayment) is $12.0 million. Contingent payments made under the terms of the acquisition agreement are treated as an additional cost of the acquired businesses and additional goodwill is recorded. TerraWave and GigaWave provide products and training related to Wireless Local Area Network (WLAN) applications. This acquisition was a part of our growth strategy to increase our product and service offering.

        The Company has included the financial results of TerraWave and GigaWave in its consolidated financial statements beginning April 21, 2006 (the acquisition date). Pro forma results have not been presented as the impact of the acquisition is not material and did not involve a significant amount of assets.

        This acquisition has been accounted for as a business combination in accordance with SFAS No. 141, "Business Combinations." Under business combination accounting, the total purchase price was allocated to TerraWave and GigaWave's net tangible and identifiable intangible assets based on their estimated fair values as of April 21, 2006. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The initial purchase price was allocated as set forth below:

Trade accounts receivable	$1,685,500
Product inventory	896,600
Prepaid expenses	17,200
Identifiable intangible assets	1,630,000
Goodwill	519,000
Fixed assets	139,600
Trade accounts payable	(758,900)
Accrued expenses	(195,700)

Total purchase price	$3,933,300

        In performing its purchase price allocation, the Company considered, among other factors, its intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of TerraWave and GigaWave. The Company's estimate of the fair value of intangible assets was based, in part, on a valuation completed by an independent valuation specialist, and estimates and assumptions provided by management. The identified intangible assets consisted of service-marks, covenants not to compete and customer contracts and relationships. Based upon the purchase price allocation, the trademarks were estimated to have an approximate fair value of $850,000 and an indefinite life, the customer contacts were estimated to have an approximate fair value of $490,000 and an estimated useful life of four years and the covenants not to compete were estimated to have an approximate fair value of $290,000 and an estimated useful life of six years. Goodwill noted above and additional goodwill resulting from earn-out payments are expected to be deductible for tax purposes. The primary factors contributing to a purchase price that resulted in the recognition of goodwill included expansion of the WLAN product line, expansion of markets for its existing products, the acquired employee force and the expansion of its training business.

Notes to Consolidated Financial Statements (Continued)

Note 3. Acquisitions (Continued)

        In fiscal year 2009, the Company increased the amount of goodwill by $240,600, corresponding to additional earn-outs based on achievement of certain earnings thresholds in accordance with the terms of the acquisition agreement. Of this amount, $100,000 was accrued as of fiscal 2009 year-end and was paid in May 2009. The remaining $140,600 was paid in May 2008 as part of a $1.3 million payment for the earn-out period of May 2007 through April 2008. In accordance with the acquisition agreement, these payments were made net of $375,000 per year, representing one quarter of the $1.5 million non-refundable prepayment made against future earn-out payments, as discussed above. As of March 29, 2009, $4,098,500 has been recorded as goodwill relating to this acquisition. Also, an interim performance analysis of the business unit as of fiscal year end 2009, indicated that approximately $2.0 million in additional earn-out payments would become due and payable in respect of achievement of earnings thresholds during the third of the four-year earn-out period, although all conditions to payment of this amount under the terms of the acquisition agreement were not satisfied until the close of that third year in April 2009 (during the first quarter of fiscal year 2010) and therefore, the potential obligation was not accrued during fiscal year 2009. Upon completion of the contingency period, this amount was paid (and will be recorded) in the first quarter of fiscal year 2010.

Note 4. Property and Equipment

        All of the Company's property and equipment is located in the United States. Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2009	2008
Land	$4,740,800	$4,803,200
Building, building improvements and leasehold improvements	15,374,300	14,781,100
Information technology equipment and computer software	18,943,300	18,103,600
Furniture, telephone system, equipment and tooling	4,979,700	5,502,600

	44,038,100	43,190,500
Less accumulated depreciation and amortization	(22,471,200)	(20,956,900)

Property and equipment, net	$21,566,900	$22,233,600

        Depreciation of property and equipment was $3,998,500, $4,606,800 and $4,597,600 for fiscal years 2009, 2008 and 2007, respectively.

        Unamortized capitalized computer software as of March 29, 2009 and March 30, 2008 was $2,215,900 and $2,404,700, respectively. Depreciation of capitalized computer software was $881,700, $1,083,600 and $1,353,700 for fiscal years 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Other Intangible Assets

        Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 29, 2009 and March 30, 2008 are summarized as follows:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Customer contracts	$696,100	$417,400	$696,100	$260,500
Covenants not to compete	377,600	166,500	377,600	103,500
Other	878,500	878,500	878,500	878,500

	1,952,200	1,462,400	1,952,200	1,242,500
Unamortized Intangible Assets:
Trademarks	850,000	—	850,000	—

Total Other Intangible Assets	$2,802,200	$1,462,400	$2,802,200	$1,242,500

        Amortization expense relating to other intangible assets was $219,800 for fiscal year 2009, $207,500 for fiscal year 2008 and $165,500 for fiscal year 2007. At March 29, 2009, amortizable intangible assets have an average remaining life of 3.0 years. Other intangible assets primarily relate to trademarks, but also include the value of customer contacts and covenants not to complete related to our acquisitions in fiscal years 2008 and 2007 (see Note 3). Estimated amortization expense for current intangible assets for the next five years is follows:

Fiscal year:
2010	$219,800
2011	107,500
2012	97,300
2013	53,000
2014	12,200

$489,800

        All of the Company's goodwill is recorded in its Network Infrastructure segment. The changes in the carrying amount of goodwill for the years ended March 29, 2009 and March 30, 2008 are as follows:

Net Carrying Amount
Balance at April 1, 2007	$5,008,300
Current year acquisitions	—
Earn-outs on acquisitions	1,301,800

Balance at March 30, 2008	6,310,100
Current year acquisitions	—
Earn-outs on acquisitions	240,600

Balance at March 29, 2009	$6,550,700

Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Other Intangible Assets (Continued)

        Also, an interim performance analysis of the TerraWave/GigaWave business unit as of fiscal year end 2009, indicated that approximately $2.0 million in additional earn-out payments would become due and payable in respect of achievement of earnings thresholds during the third of the four-year earn-out period, although all conditions to payment of this amount under the terms of the acquisition agreement were not satisfied until the close of that third year in April 2009 (during the first quarter of fiscal year 2010) and therefore, the potential obligation was not accrued during fiscal year 2009. Upon completion of the contingency period, this amount was paid (and will be recorded) in the first quarter of fiscal year 2010 (See Note 3).

Note 6. Borrowings Under Revolving Credit Facility

        On May 31, 2007, the Company replaced its then existing $30.0 million revolving credit facility with a new $50.0 million revolving credit facility (Credit Agreement) with both Wachovia Bank, National Association, and SunTrust Bank. The previous facility was established in September 2003 and had a term expiring September 2007, was unsecured and had provided for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 1.5% to 2.0%. The replacement facility has a term expiring May 2010, with interest payable monthly at the LIBOR rate plus an applicable margin, which ranges from 1.25% to 2.75%. At March 29, 2009, the Company had a zero balance on its revolving credit facility. At March 30, 2008, the Company had an outstanding balance of $3,353,500 on its revolving credit facility.

        On June 30, 2008, the Company and certain of its subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, to amend a negative covenant included in the Credit Agreement for the Company's existing $50 million unsecured revolving line of credit facility, to increase the amount of common stock permitted to be repurchased by the Company (beginning on the inception date of the Credit Agreement) from $10 million to $15 million, during the term of the credit facility.

        On December 3, 2008, the Company entered into a Second Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, pursuant to which the Credit Agreement for the $50.0 million unsecured revolving credit facility was amended. The Second Modification Agreement amended a negative covenant in the Credit Agreement by increasing from $15.0 million to $25.0 million the amount of stock permitted to be repurchased over the term of the revolving credit facility. In addition, the Second Modification Agreement positively adjusted on a going forward basis certain other of the financial covenants applicable to the Company under the Credit Agreement, to adjust the definitions of "cash flow" and "tangible net worth" and to afford the Company limited relief from dividend restrictions. This limited relief allows for the payment of up to $2.0 million annually in dividends on Company stock, provided that the Company otherwise remains in compliance with the terms of the Credit Agreement.

        Pursuant to the terms of the relevant documents, the financial covenants included in the Credit Agreement are also applicable to the Company's related Term Loan (See Note 7) with the same lenders. Accordingly, the Second Modification Agreement also has the effect of amending the terms applicable to the Term Loan.

        The weighted average interest rate on borrowings under the Company's revolving credit facilities was 3.27%, 5.73% and 7.04% for fiscal years 2009, 2008 and 2007, respectively. Interest expense on this revolving credit facility for fiscal years 2009, 2008 and 2007 totaled $264,000, $364,000 and $616,000, respectively. Average borrowings under this revolving credit facility totaled $5,545,800, $3,274,100 and

Notes to Consolidated Financial Statements (Continued)

Note 6. Borrowings Under Revolving Credit Facility (Continued)

$5,473,400 and maximum borrowings totaled $19,458,100, $19,353,100 and $17,968,400, for fiscal years 2009, 2008 and 2007, respectively.

        The terms of the new credit facility, like the replaced credit facility, require the Company to meet certain financial covenants and ratios and contain other limitations including certain restrictions on dividend payments. The new facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. The Company was in compliance with the terms of each facility, as applicable, at the end of fiscal years 2009, 2008 and 2007.

Note 7. Long-Term Debt

        On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The new term loan had an original principal amount of $4.5 million and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company's revolving credit facility (see Note 6), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at March 29, 2009 and March 30, 2008 was $3,450,000 and $3,675,000, respectively. The weighted average interest rate on borrowings under this note was 3.85%, 5.82% and 6.95% for fiscal years 2009, 2008 and 2007, respectively. Interest expense under this note was $147,900, $265,900 and $280,600 for fiscal years 2009, 2008 and 2007, respectively.

        On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company's existing term loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swaps' provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The fair value of this interest rate swap, net of tax, at March 29, 2009 and March 30, 2008 was an unrealized loss of $(142,800) and $(112,600), respectively, and is included in other long-term assets and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.

        At March 29, 2009 and March 30, 2008, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $393,100 and $528,000, respectively. The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $14,600, $18,100 and $22,200 for fiscal years 2009, 2008 and 2007, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

        As of March 29, 2009, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2010	$361,400
2011	368,500
2012	3,113,200
Thereafter	—

$3,843,100

Note 8. Commitments and Contingencies

        The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2009, 2008 and 2007 totaled $2,631,600, $2,560,200 and $1,905,500, respectively.

        The Company entered into an Agreement of Lease, dated November 3, 2003, between the Company and Atrium Building LLC, under which the Company leases office space where the Company's sales, marketing and administrative offices are located. The Agreement of Lease provided for a term beginning June 1, 2004 and expiring May 31, 2007. On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provided for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease. The Company entered into a Second Amendment of Agreement of Lease, dated May 1, 2007, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease. The monthly rental fee ranges from $124,700 to $144,600 throughout the lease term.

        On June 1, 2007, the Company entered into a Lease with MERRITT/BAVAR-VA, LLC, a Maryland limited liability company, under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to the Company's Global Logistic Center, for a term beginning July 1, 2007 and expiring July 31, 2011. The monthly rental fee ranges from $35,700 to $38,500 throughout the lease term.

        The Company's minimum future obligations as of March 29, 2009 under existing operating leases are as follows:

Fiscal year:
2010	$2,189,700
2011	2,190,900
2012	1,894,700
2013	1,421,400
2014	—
Thereafter	—

$7,696,700

        Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company's financial condition or results of operations. In addition, from time to time, the Company is also subject

Notes to Consolidated Financial Statements (Continued)

Note 8. Commitments and Contingencies (Continued)

to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Maryland state income tax returns for fiscal years 2006 through 2008 are currently under examination. No other federal, state and local income tax returns are currently under examination.

Note 9. Business Segments

        The Company evaluates revenues, gross profit and inventory in three business segments: (1) Network infrastructure products, which are used to build, repair and upgrade wireless telecommunications, computing and Internet networks, and generally complement radio frequency transmitting and switching equipment provided directly by original equipment manufacturers (OEMs); (2) Mobile devices and accessory products, which include data devices, pagers and two-way radios and related accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas and various wireless data devices; and (3) Installation, test and maintenance products, which are used to install, tune, maintain and repair wireless communications equipment. Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets. The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets. Beginning in fiscal year 2008, the Company expanded its regular review of its commercial results of operations to three customer categories. These three customer categories and the consumer customer category, for which results of operations are also separately reviewed, are described further below:

  •
  Commercial Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

  •
  Commercial Resellers. Resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market, and to a lesser extent, the consumer market. These resellers include local and national value-added resellers and retailers, as well as sales and installation centers operated by cellular and paging carriers.

  •
  Commercial Self-Maintained Users and Governments. Self-maintained user (SMU) and government customers include commercial entities, major utilities, transportation companies, federal agencies and state and local governments.

  •
  Consumers. Consumers include customers that buy through any of our affinity partner relationships or directly from our consumer website, YourWirelessSource.com™.

        The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. All goodwill and intangible assets at March 29, 2009 and March 30, 2008 have been allocated to the Network Infrastructure segment. Product delivery revenues and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable. The Company's largest customer relationship, AT&T Mobility, accounted for approximately 22%, 26% and 22% of total revenues in fiscal years 2009, 2008 and 2007, respectively. Purchases from this customer primarily consist of mobile devices and accessories.

Notes to Consolidated Financial Statements (Continued)

Note 9. Business Segments (Continued)

        Segment activity for fiscal years 2009, 2008 and 2007 is as follows:

(in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 29, 2009
Commercial Revenues:
Public Carriers and Network Operators	$46,591	$2,094	$12,874	$61,559
Resellers	72,952	205,867	9,476	288,295
SMUs and Governments	53,445	14,334	54,173	121,952

Total Commercial Revenues	172,988	222,295	76,523	471,806
Consumer Revenues	—	11,201	—	11,201

Total Revenues	$172,988	$233,496	$76,523	$483,007

Commercial Gross Profit:
Public Carriers and Network Operators	$11,912	$596	$2,973	$15,481
Resellers	20,583	47,573	2,466	70,622
SMUs and Governments	14,861	4,564	12,445	31,870

Total Commercial Gross Profit	47,356	52,733	17,884	117,973
Consumer Gross Profit	—	3,879	—	3,879

Total Gross Profit	$47,356	$56,612	$17,884	$121,852

Product Inventory	$18,854	$14,316	$3,370	$36,540

Year ended March 30, 2008
Commercial Revenues:
Public Carriers and Network Operators	$46,977	$2,193	$13,199	$62,369
Resellers	69,839	243,549	9,548	322,936
SMUs and Governments	49,400	13,746	62,534	125,680

Total Commercial Revenues	166,216	259,488	85,281	510,985
Consumer Revenues	—	9,983	—	9,983

Total Revenues	$166,216	$269,471	$85,281	$520,968

Commercial Gross Profit:
Public Carriers and Network Operators	$11,387	$633	$3,248	$15,268
Resellers	18,121	46,979	3,030	68,130
SMUs and Governments	12,778	4,319	12,798	29,895

Total Commercial Gross Profit	42,286	51,931	19,076	113,293
Consumer Gross Profit	—	3,696	—	3,696

Total Gross Profit	$42,286	$55,627	$19,076	$116,989

Product Inventory	$22,875	$22,168	$4,014	$49,057

Notes to Consolidated Financial Statements (Continued)

Note 9. Business Segments (Continued)

(in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended April 1, 2007
Commercial Revenues:
Public Carriers and Network Operators	$49,701	$2,641	$14,293	$66,635
Resellers	66,685	205,581	10,580	282,846
SMUs and Governments	48,816	14,356	72,162	135,334

Total Commercial Revenues	165,202	222,578	97,035	484,815
Consumer Revenues	—	7,513	—	7,513

Total Revenues	$165,202	$230,091	$97,035	$492,328

Commercial Gross Profit:
Public Carriers and Network Operators	$11,869	$785	$3,478	$16,132
Resellers	16,584	44,794	2,601	63,979
SMUs Governments	11,629	4,557	21,969	38,155

Total Commercial Gross Profit	40,082	50,136	28,048	118,266
Consumer Gross Profit	—	3,145	—	3,145

Total Gross Profit	$40,082	$53,281	$28,048	$121,411

Product Inventory	$14,184	$19,480	$3,785	$37,449

Note 10. Stock Buyback

        On April 28, 2003, the Company's Board of Directors approved a stock buyback program. As of March 30, 2008, the Board of Directors has authorized the purchase of up to 2,395,567 share of outstanding common stock under the buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of March 29, 2009, the Company had purchased 2,311,128 shares for approximately $30.3 million, or an average of $13.12 per share. Of the total shares repurchased, 170,154 shares were repurchased in fiscal year 2009 at an average price of $12.11 per share, 346,107 shares were repurchased in fiscal year 2008 at an average price of $13.96 per share and 1,043,813 shares were repurchased in fiscal year 2007 at an average price of $16.95 per share. The Company also withholds shares from its employees and directors equal to the minimum federal and state tax withholdings related to vested performance stock units. For fiscal year 2009 and 2008 this totaled $230,200 and $1,406,400, respectively.

        In addition to the shares repurchased in the stock buyback program discussed immediately above, on July 1, 2008 the Company repurchased all 470,000 shares of its common stock held by Brightpoint, Inc. (Brightpoint) in a privately negotiated transaction. Pursuant to an agreement entered into between the Company and Brightpoint, the Company purchased Brightpoint's share holdings, comprising approximately 9% of the Company's total then outstanding common stock, for $13.64 per share, or a total of $6,410,800. The price per share was determined based on the seven trading day trailing average closing price of the Company's common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase price per share approximated the price of the Company's common stock on the transaction date. The purchase was funded through available cash and borrowings under the Company's $50.0 million unsecured revolving line of credit

Notes to Consolidated Financial Statements (Continued)

Note 10. Stock Buyback (Continued)

facility. This transaction was not made under, nor does it affect the number of shares available for repurchase under, the Company's stock buyback program discussed above. In connection with this transaction, the Company and certain of its subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, to amend a negative covenant included in the Credit Agreement for the Company's existing $50.0 million unsecured revolving line of credit facility, to increase the amount of common stock permitted to be repurchased by the Company (beginning on the inception date of the Credit Agreement) from $10.0 million to $15.0 million, during the term of the credit facility (also See Note 6 for a discussion of additional modifications to the credit facility).

Note 11. Income Taxes

        A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2009	2008	2007
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.8	1.4	2.4
Non-deductible expenses	1.6	2.1	0.7
Other	1.5	(1.4)	0.7

Effective rate	39.9%	36.1%	37.8%

        The provision for income taxes was comprised of the following:

		2009	2008	2007
Federal:	Current	$3,386,600	$3,625,800	$4,907,200
	Deferred	255,700	(1,024,000)	(1,065,400)
State:	Current	571,200	194,900	522,900
	Deferred	(10,000)	(75,800)	(83,600)

Provision for income taxes		$4,203,500	$2,720,900	$4,281,100

Notes to Consolidated Financial Statements (Continued)

Note 11. Income Taxes (Continued)

        Total deferred tax assets and deferred tax liabilities as of March 29, 2009 and March 30, 2008, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Accrued expenses and reserves	$3,403,000	$3,231,800
Stock based compensation	963,700	817,000

	$4,366,700	$4,048,800

Deferred tax liabilities:
Depreciation	$1,841,800	$1,675,500
Other assets	574,200	513,800

	$2,416,000	$2,189,300

        The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 29, 2009 or March 30, 2008.

        Effective April 2, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." As a result of the adoption, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. As of March 29, 2009, the gross amount of unrecognized tax benefits was $792,000 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $650,100. The remaining $141,900 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain tax positions. As of March 30, 2008, the Company had gross unrecognized tax benefits of $266,400 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $192,200. The remaining $74,200 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain tax positions. The Company does not reasonably expect any material changes in the estimated amount of unrecognized tax benefits for the next twelve months.

        The Company's historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48. The total amount of interest and penalties related to tax uncertainties recognized in the statement of income for fiscal year 2009 was $82,600 and the total amount included in the unrecognized tax benefits liability was $125,200. The total amount of interest and penalties related to tax uncertainties recognized in the statement of income for fiscal year 2008 was $40,000 and the total amount included in the unrecognized tax benefits liability was $65,600.

Notes to Consolidated Financial Statements (Continued)

Note 11. Income Taxes (Continued)

        A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during fiscal years 2008 and 2009 is as follows:

	2009	2008
Beginning balance of unrecognized tax benefit	$266,400	$319,000
Increases related to prior period tax positions	28,400	143,700
Increases related to current period tax positions	497,200	—
Reductions as a result of a lapse in the applicable statute of limitations	—	(196,300)

Ending balance of unrecognized tax benefits	$792,000	$266,400

        The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2005 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. Maryland state income tax returns for fiscal years 2006 through 2008 are currently under examination. No other federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2006 through 2008 remain open to examination by U.S. federal, state and local tax authorities.

Note 12. Retirement Plans

        The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees, and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $414,100, $505,800 and $165,600 during fiscal years 2009, 2008 and 2007, respectively. As of March 29, 2009 plan assets included 82,182 shares of common stock of the Company.

        The Company maintained a nonqualified deferred compensation plan that covered directors and certain management personnel as determined by the Board of Directors' appointed Benefit Plans Committee. Effective January 1, 2005, the plan was closed to all new contributions and balances in the old plan continued to exist under the prior plan structure. All amounts in this plan were employee contributions, as the Company has never made any contributions to this plan. All plan assets were held in an irrevocable Rabbi trust. Effective March 17, 2009, the plan was terminated and balances were paid out to individuals. These assets and the related liabilities were included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheet for the fiscal year ended March 30, 2008.

        The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., chairman, president and CEO of the Company. This plan is funded through a life insurance policy for which the Company is the sole beneficiary. The cash surrender value of the life insurance policy and the net present value of the benefit obligation of approximately $830,300 and $639,100, respectively, are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)

Note 13. Earnings Per Share

        The dilutive effect of all stock options, Performance Stock Units and Restricted Stock outstanding has been determined by using the treasury stock method. The weighted average shares outstanding is calculated as follows:

	2009	2008	2007
Basic weighted average shares outstanding	4,883,500	5,264,100	5,753,900
Effect of dilutive common stock equivalents outstanding	152,000	199,300	262,100

Diluted weighted average shares outstanding	5,035,500	5,463,400	6,016,000

        As of March 29, 2009, stock options with respect to 135,000 shares of common stock were outstanding. 60,000 outstanding options and all earned but not yet vested PSUs were included in the computation of diluted earnings per share because all such instruments were dilutive. All remaining awards were not included in the computation of dilutive earnings per share as the impact was considered anti-dilutive. As of March 30, 2008 and April 1, 2007, there were no anti-dilutive stock options, Performance Stock Units or Restricted Stock outstanding.

Note 14. Stock-Based Compensation

        The Company's selling, general and administrative expenses for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007 include $1,830,600, $2,797,900 and $2,055,300, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007 includes $730,600, $1,010,000 and $776,900, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

        The Company's stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 24, 2008, the Company's shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 150,000 shares, from 1,758,750 to an aggregate of 1,908,750 shares of the Company's common stock. As of March 29, 2009, 464,609 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company's 2009 fiscal year end, on May 1, 2009, based on fiscal year 2009 results, 75,880 shares related to PSUs were cancelled, and as a result, those shares were made available for future grants. Also in May 2009, as discussed below, additional PSUs were issued, providing recipients with the opportunity to earn up to 264,000 additional shares of the Company's common stock in the aggregate. Accordingly, on May 1, 2009, an aggregate of 276,489 shares were available for issue pursuant to future awards under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. On July 24, 2008, the Company's shareholders also approved an amendment to extend the date through which awards may be granted under the 1994 Plan from July 22, 2009 to July 22, 2014. No additional awards can be made under the 1994 Plan after July 22, 2014, without shareholder approval of an extension of the plan term. Options, restricted stock and Performance Stock Unit (PSU) awards have been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation (Continued)

        Performance Stock Units:    Beginning in fiscal year 2005, the Company's equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants. Accordingly, in April 2004, the Company's Board of Directors established a Performance Stock Unit Award Program under the 1994 Plan. Under the program, PSUs have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. Under SFAS No. 123R, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management's projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures. The Company estimated the forfeiture rate primarily based on historical experience and expectations of future forfeitures. The Company's calculated estimated forfeiture rate for fiscal year 2009 was approximately 3%.

        The following table summarizes the activity under the Company's PSU program for fiscal years 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant
Outstanding, non-vested beginning of period	439,031	$16.79	870,172	$10.15	1,067,742	$9.07
Granted	275,000	11.71	188,000	23.95	228,000	13.04
Vested	(156,517)	10.56	(164,831)	10.67	(79,313)	9.05
Forfeited/canceled	(198,020)	23.33	(454,310)	9.25	(346,257)	8.99

Outstanding, non-vested end of period	359,494	$12.10	439,031	$16.79	870,172	$10.15

        As of March 29, 2009, there was approximately $1.2 million of total unrecognized compensation costs related to PSUs. These costs are expected to be recognized over a weighted average period of two years. Total fair value of shares vested during fiscal years 2009, 2008 and 2007 was $1,601,700, $4,545,200 and $1,035,800, respectively.

        Of the 359,494 shares outstanding, non-vested as of March 29, 2009, subsequent to the Company's fiscal year end, PSUs covering 75,880 shares were cancelled in May 2009 based on fiscal year 2009 activity. The PSUs were cancelled because fiscal year 2009 earnings per share performance of the Company did not reach the target performance set forth in the PSU grants. An additional 283,614 shares have been earned based on past performance, but not yet vested as of March 29, 2009.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation (Continued)

Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest on or about May 1, of 2009, 2010, 2011 and 2012 as follows:

Number of Shares
2009	94,527
2010	94,527
2011	47,280
2012	47,280

283,614

        Subsequent to the Company's 2009 fiscal year end, on April 24, 2009, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key individuals, providing them with the opportunity to earn up to 264,000 additional shares of the Company's common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2010. These PSUs have only one measurement year (fiscal year 2010), with any shares earned at the end of fiscal year 2010 to vest 25% on or about each of May 1 of 2010, 2011, 2012 and 2013, provided that the participant remains employed by or associated with the Company on each such date.

        Stock Options:    In accordance with SFAS No. 123R, the fair value of the Company's stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company's common stock on the grant date.

        The value of each option at the date of grant is amortized as compensation expense over the option service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. The following table summarizes the pertinent option information for outstanding options:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	135,000	$8.35
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding, end of year	135,000	$8.35	3.83	$123,800

Exercisable, end of year	135,000	$8.35	3.83	$123,800

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2009. This amount changes based on the fair market value of the Company's common stock.

        There were no options granted during fiscal years 2008 and 2007. The total intrinsic value of options exercised during fiscal years 2008 and 2007 was $815,100 and $676,500.

Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation (Continued)

        As of March 29, 2009, there was no unrecognized compensation costs related to stock options.

        Restricted Stock:    During the second quarter of fiscal year 2007, the Company granted 150,000 shares of the Company's common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $15.84. No other shares of restricted stock are currently issued as awards under the 1994 Plan. On both March 29, 2009 and March 30, 2008, 15,000 shares of restricted stock were released and vested. As of March 29, 2009, there were 105,000 unvested shares and approximately $1.7 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately seven years.

        Team Member Stock Purchase Plan:    During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 300,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. The Company's expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with SFAS No. 123R. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007 related to SFAS No. 123R were $42,400, $29,100 and $18,200, respectively. During the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007, 15,539, 6,408 and 7,901 shares were sold to employees under this plan, having a weighted average market value of $7.92, $13.18 and $9.89, respectively.

Note 15. Fair Value of Financial Instruments

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

  •
  Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity's own assumptions about the inputs used in pricing the asset or liability.

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments (Continued)

        The following table presents information about assets and liabilities recorded at fair value on the Company's Consolidated Balance Sheet:

	Balance at March 29, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swap agreement	$(142,800)	$—	$(142,800)	$—

Total assets at fair value	$(142,800)	$—	$(142,800)	$—

        The Company's fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company's derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

        The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of March 29, 2009 and March 30, 2008.

        Fair value of long-term debt, calculated using current interest rates and future principal payments, as of March 29, 2009 and March 30, 2008 is estimated as follows:

	2009	2008
Note payable to a Bank	$3,228,500	$3,675,000
Note payable to the Maryland Economic Development Corporation	$391,100	$521,800

Note 16. Supplemental Cash Flow Information

        Cash paid for income taxes, net of refunds, for fiscal years 2009, 2008 and 2007 totaled $4,635,300, $2,790,900 and $3,367,900, respectively. Cash paid for interest during fiscal years 2009, 2008 and 2007 totaled $666,300 $634,100 and $906,300, respectively. No interest was capitalized during fiscal years 2009, 2008 or 2007.

Note 17. Concentration of Risk

        The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2009, 2008 and 2007, sales of products purchased from the Company's top ten vendors accounted for 41%, 49% and 43% of total revenues, respectively. In fiscal years 2009, 2008 and 2007, sales of product purchased from the Company's largest vendor, Motorola Inc., accounted for approximately 11%, 16% and 19% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

Notes to Consolidated Financial Statements (Continued)

Note 17. Concentration of Risk (Continued)

        The Company's future results could also be negatively impacted by the loss of certain customers, and/or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2009, 2008 and 2007, sales of products to the Company's top ten customer relationships accounted for 31%, 31% and 30% of total revenues, respectively. In fiscal years 2009, 2008 and 2007, sales to the Company's largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 22%, 26% and 22% of total revenues, respectively.

Note 18. Shareholder Rights Plan

        On February 1, 2008, the Board of Directors of the Company unanimously adopted a shareholder rights plan. In connection with the Rights Agreement, dated as of February 1, 2008, by and between the Company and Mellon Investor Services, LLC, as Rights Agent, one preferred stock purchase right was issued for each outstanding share of common stock of the Company to stockholders of record as of February 11, 2008. Each of the new rights entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value, $.01, at a price of $65.00, subject to certain adjustments. The rights, however, will not become exercisable unless and until, among other things and subject to certain exceptions, any person acquires 20 percent or more of the outstanding common stock of the Company. If a person acquires 20 percent or more of the outstanding common stock of the Company (subject to certain conditions and exceptions more fully described in the Rights Agreement), each right will entitle the holder (other than the person who acquired 20 percent or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a right. The holdings of Mr. Barnhill, the Chairman, President and Chief Executive Officer of the Company, and certain of his affiliates are stated to not trigger the rights so long as he and certain persons related to him do not acquire 30% or more of the outstanding shares of common stock of the Company. As of March 29, 2009, except Mr. Barnhill, no individuals have acquired 20 percent or more of our outstanding common stock. The rights are redeemable at the Company's option under certain circumstances at $.01 per right and will expire, unless earlier redeemed, on February 11, 2011.

Note 19. Subsequent Events

        On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity, April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TESSCO Technologies Incorporated:

        We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 29, 2009 and March 30, 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 29, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 29, 2009 and March 30, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 11 of the notes to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109," effective April 2, 2007.

/s/ Ernst & Young, LLP
Baltimore, Maryland May 21, 2009

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

Management's Annual Report on Internal Control over Financial Reporting

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

        Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of March 29, 2009.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1.5	Certificate of Correction filed with the Secretary of State of Delaware on February 7, 2007 to Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on September 6, 1999 (incorporated by reference to Exhibit 3.1.5 to the Company's Quarterly Report on Form 10-Q filed February 7, 2007).
3.1.6
Certificate of Designations of Series A Junior Participating Preferred Stock, dated February 1, 2008 (incorporated by reference to the Company's registration statement on Form 8-A, filed with the Securities and Exchange Commission on February 1, 2008).
3.2.1	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K filed on February 1, 2008).
4.1.1
Rights Agreement, dated as of February 1, 2008, between the Company and Mellon Investor Services, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B) (incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 1, 2008).
10.1.1	Employment Agreement, dated August 31, 2006 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2006).
10.1.2	Amendment No. 1 to Employment Agreement, dated December 31, 2008 with Robert B. Barnhill, Jr. (filed herewith).
10.2.1	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.3.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Commission on July 15, 1999).
10.4.1
TESSCO Technologies Incorporated Second Amended and Restated 1994 Stock and Incentive Plan, dated as of July 24, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008).
10.4.2
TESSCO Technologies Incorporated Performance Share Unit Agreement—Officer and Employees (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).
10.4.3
TESSCO Technologies Incorporated Performance Share Unit Agreement—Non-employee Director (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).
10.5.1
Stock Repurchase Agreement, dated as of July 1, 2008, between the Registrant and Brightpoint, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008).
10.6.1
Agreement of Lease By and Between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).
10.7.1
Credit Agreement dated June 30, 2004, by and among the Registrant and affiliates, and Wachovia Bank, National Association, SunTrust Bank and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10.7.2
Term Note of Registrant and affiliates dated June 30, 2004, payable to Wachovia Bank, N.A. and SunTrust Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10.7.3	Guaranty Agreement dated June 30, 2004, of TESSCO Incorporated, to and for the benefit of Wachovia Bank, N.A., as agent (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).
10.7.4
First Modification Agreement, made effective as of June 30, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, N.A., as lenders (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008).
10.7.5
Second Modification Agreement, made effective as of November 26, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, National Association, as lenders (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2008).
10.7.6
Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wachovia Bank, N.A. and SunTrust Bank, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2006).
10.7.7
Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wachovia Bank, N.A. and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2006).
10.8.1
Asset Purchase Agreement, dated as of April 5, 2006, by and among TerraWave Solutions, Ltd., Gigawave Solutions, Ltd. and TESSCO Incorporated and GW Services Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2006).
10.9.1
Supplemental Executive Retirement Plan, between the Company and Robert B. Barnhill, Jr., (originally filed as Exhibit C to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)) (filed again herewith).
10.9.2	Amendment No. 1 to Supplemental Executive Retirement Plan, dated as of December 31, 2008 (filed herewith).
10.10.1
Form of Severance and Restrictive Covenant Agreement, dated February 9, 2009, and entered into between the Company and each of Gerald T. Garland, Douglas A. Rein, Said Tofighi and David M. Young (filed herewith).
11.1.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1.1	Subsidiaries of the Registrant (filed herewith).
23.1.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer (filed herewith).

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2009	2008	2007
Allowance for doubtful accounts:
Balance, beginning of period	$1,200,700	$910,400	$853,600
Provision for bad debts	1,593,600	937,900	999,900
Write-offs and other adjustments	(919,600)	(647,600)	(943,100)

Balance, end of period	$1,874,700	$1,200,700	$910,400

	2009	2008	2007
Inventory Reserve:
Balance, beginning of period	$2,655,600	$2,984,100	$3,301,300
Inventory reserve expense	1,983,800	3,285,800	1,928,200
Write-offs and other adjustments	(1,958,300)	(3,614,300)	(2,245,400)

Balance, end of period	$2,681,100	$2,655,600	$2,984,100

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr. Robert B. Barnhill, Jr., President May 27, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. BARNHILL, JR. Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 27, 2009
/s/ DAVID M. YOUNG David M. Young	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	May 27, 2009
/s/ JAY G. BAITLER Jay G. Baitler	Director	May 27, 2009
/s/ JOHN D. BELETIC John D. Beletic	Director	May 27, 2009
/s/ BENN R. KONSYNSKI Benn R. Konsynski	Director	May 27, 2009
/s/ DANIEL OKRENT Daniel Okrent	Director	May 27, 2009
/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Director	May 27, 2009
/s/ MORTON F. ZIFFERER Morton F. Zifferer	Director	May 27, 2009