Form 10-Q
period 2009-06-28
TESSCO TECHNOLOGIES INC
filed 2009-08-12
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

or

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

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of August 1, 2009, was 4,805,329.

TESSCO TECHNOLOGIES INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Balance Sheets

	June 28, 2009	March 29, 2009

ASSETS

Current assets:
Cash and cash equivalents	$4,400,300	$599,800
Trade accounts receivable, net	48,292,000	44,601,300
Product inventory, net	40,929,200	36,540,400
Deferred tax assets	4,366,700	4,366,700
Prepaid expenses and other current assets	2,163,900	2,168,500
Total current assets	100,152,100	88,276,700

Property and equipment, net	20,833,700	21,566,900
Goodwill, net	8,832,700	6,550,700
Other long-term assets	2,038,600	2,258,300
Total assets	$131,857,100	$118,652,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$50,675,700	$40,481,600
Payroll, benefits and taxes	5,800,400	6,494,400
Income and sales tax liabilities	4,293,400	2,908,400
Accrued expenses and other current liabilities	1,386,700	1,405,900
Current portion of long-term debt	384,300	361,400
Total current liabilities	62,540,500	51,651,700

Deferred tax liabilities	2,416,000	2,416,000
Long-term debt, net of current portion	3,614,400	3,481,700
Other long-term liabilities	958,200	937,000
Total liabilities	69,529,100	58,486,400

Shareholders’ equity:
Preferred stock	—	—
Common stock	81,000	80,100
Additional paid-in capital	34,837,500	34,503,700
Treasury stock	(42,257,500)	(42,155,700)
Retained earnings	69,793,000	67,880,900
Accumulated other comprehensive loss, net of tax	(126,000)	(142,800)
Total shareholders’ equity	62,328,000	60,166,200
Total liabilities and shareholders’ equity	$131,857,100	$118,652,600

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Income

	Three Months Ended
	June 28, 2009	June 29, 2008

Revenues	$108,801,300	$122,068,300
Cost of goods sold	79,785,700	91,055,400
Gross profit	29,015,600	31,012,900
Selling, general and administrative expenses	25,761,400	27,494,600
Income from operations	3,254,200	3,518,300
Interest expense, net	109,300	136,800
Income before provision for income taxes	3,144,900	3,381,500
Provision for income taxes	1,232,800	1,318,800
Net income	$1,912,100	$2,062,700
Basic earnings per share	$0.39	$0.38	*
Diluted earnings per share	$0.38	$0.37	*

* Prior year basic and diluted earnings per share have been adjusted to show the effects of adoption of FASB Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 3 for further discussion.

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 28, 2009	June 29, 2008

Cash flows from operating activities:
Net income	$1,912,100	$2,062,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040,900	1,098,900
Non-cash stock compensation expense	555,500	508,500
Deferred income taxes and other	242,000	4,200
Change in trade accounts receivable	(3,690,700)	4,490,700
Change in product inventory	(4,388,800)	(980,800)
Change in prepaid expenses and other current assets	4,600	(131,600)
Change in trade accounts payable	10,294,100	(1,509,400)
Change in payroll, benefits and taxes	(694,000)	2,888,300
Change in income and sales tax liabilities	1,385,000	(442,300)
Change in accrued expenses and other current liabilities	(19,200)	220,700
Net cash provided by operating activities	6,641,500	8,209,900

Cash flows from investing activities:
Purchases of property and equipment	(292,000)	(350,400)
Additional earn-out payments on acquired businesses	(2,382,000)	(1,309,000)
Net cash used in investing activities	(2,674,000)	(1,659,400)

Cash flows from financing activities:
Net repayments on revolving line of credit	—	(3,353,500)
Payments on long-term debt	(94,400)	(89,400)
Proceeds from debt issuance	250,000	—
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(101,800)	(230,200)
Excess tax (loss) benefit from stock-based compensation	(220,800)	54,200
Net cash used in financing activities	(167,000)	(3,618,900)

Net increase in cash and cash equivalents	3,800,500	2,931,600

Cash and cash equivalents, beginning of period	599,800	2,086,200

Cash and cash equivalents, end of period	$4,400,300	$5,017,800

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Notes to Unaudited Consolidated Financial Statements

June 28, 2009

Note 1. Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless, mobile, fixed and in-building systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 97% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars.

In management’s opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim consolidated financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

Note 2. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in the Company’s case, the fiscal year beginning March 30, 2009. The Company adopted SFAS No. 157 for its financial assets and liabilities effective as of March 31, 2008, and adopted SFAS No. 157 for non-financial assets and liabilities effective March 30, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. See Note 5 for additional disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) effective March 30, 2009 for any acquisitions made subsequent to that date. The adoption of SFAS No. 141(R) did not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”). FSP No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to extend the disclosure requirements regarding the fair value of financial instruments to interim financial statements. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP No. 107-1 effective June 28, 2009. The adoption of FSP No 107-1 did not have a material impact on the Company’s interim consolidated financial statements. See Note 5 for additional disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements. See Note 12 for additional disclosures.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB SFAS No. 162” (the “Codification”). Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification will be the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of the Codification will have a material impact on the Company’s consolidated financial statements.

Note 3. Accounting Changes

In June 2008, the FASB issued FASB Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No.03-6-1).” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Restricted stock of the Company of 105,000 shares as of June 28, 2009 are considered participating securities since the award contains a non-forfeitable right to dividends irrespective of whether the stock ultimately vests. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Company retrospectively adjusted earnings per share data to conform to the provisions in the FSP. Accordingly, the Company adopted the provisions of FSP No. 03-6-1 effective March 30, 2009 and computed earnings per share using the two-class method for all periods presented. FSP No. 03-6-1 reduced full fiscal year 2009, 2008 and 2007 diluted earnings per common share by $0.03, $0.02 and $0.01, respectively, and reduced first quarter diluted earnings per common share by $0.01 for fiscal year 2009. See Note 6 for additional disclosures.

Note 4. Stock Compensation

The Company’s selling, general and administrative expenses for the three months ended June 28, 2009 and June 29, 2008 includes $555,500 and $508,500, respectively, of non-cash stock compensation expense. Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax (loss) benefit directly to shareholders’ equity of $(220,800) and $54,200, primarily related to the PSUs which vested during the three months ended June 28, 2009 and June 29, 2008, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal year 2010:

	Three Months Ended June 28, 2009	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	359,494	$12.10
Granted	264,000	8.77
Vested	(94,529)	12.29
Forfeited/cancelled	(75,880)	11.71
Shares available for issue under outstanding PSUs, non-vested end of period	453,085	$10.12

Of the 453,085 shares available for issuance under outstanding PSUs but not yet vested as of June 28, 2009, 189,085 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2010, 2011 and 2012.

The PSUs cancelled during fiscal year 2010 related to the fiscal year 2009 grant of PSUs, which had a 1-year measurement period (fiscal year 2009). During that period, actual earnings per share on a cumulative basis exceeded the threshold level, but did not reach the goal level, and thus, the underlying shares not earned from those PSUs were cancelled. Per the provisions of the Second Amended and Restated 1994 Stock and Incentive Plan (the “1994 Plan”), the shares related to these PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal year 2010, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals and directors, providing them with the opportunity to earn up to 264,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for employees (independent directors are not subject to individual performance factors). These PSUs have only one measurement year (fiscal year 2010), with any shares earned at the end of fiscal year 2010 to vest and be issued 25% on or about May 1 of each of 2010, 2011, 2012 and 2013, provided that the respective participants remain employed by or associated with the Company on each such date.

If the maximum target of PSUs granted in fiscal year 2010 is assumed to be earned, total unrecognized compensation costs on these and all other earned but unvested PSU’s would be approximately $3.0 million as of June 28, 2009 and would be expensed through fiscal year 2013.

Stock Options: In accordance with SFAS No. 123R, the fair value of the Company’s stock options has been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Outstanding stock options have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of June 28, 2009, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the three months ended June 28, 2009:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$8.35
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding and exercisable, end of period	135,000	8.35

Restricted Stock: In fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $15.84. No other shares of restricted stock are currently issued as awards under the 1994 Plan. As of June 28, 2009, 105,000 shares remain unvested and there was no activity related to these restricted shares during the first quarter of fiscal year 2010. As of June 28, 2009, there was approximately $1.6 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately seven years.

Note 5. Fair Value of Financial Instruments

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

The following table presents information about assets and liabilities recorded at fair value on the accompanying Consolidated Balance Sheet:

	Balance at June 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Interest rate swap agreement, net of tax	$(126,000)	$—	$(126,000)	$—
Total assets at fair value	$(126,000)	$—	$(126,000)	$—

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company’s existing term loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. The Company anticipates retaining at least some portion of the interest rate swap agreement throughout the period of the term loan. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income, has been, or is anticipated to be reclassified into earnings. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 28, 2009 and March 29, 2009 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of June 28, 2009 and March 29, 2009 is estimated as follows:

	June 28, 2009		March 29, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,393,800	$3,219,800	$3,450,000	$3,228,500
Note payable to the Maryland Economic Development	$358,700	$344,200	$393,100	$391,100
Note payable to Baltimore County	$246,200	$212,400	$—	$—

Note 6. Earnings Per Share

Effective March 30, 2009, the Company adopted FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which required it to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share:

	Three Months Ended
Amounts in thousands, expect per share amounts	June 28, 2009	June 29, 2008
Earnings per share - Basic:
Net earnings	$1,912	$2,063
Less: Distributed and undistributed earnings allocated to nonvested stock	(41)	(46)
Earnings available to common shareholders - Basic	$1,871	$2,017

Weighted average common shares outstanding - Basic	4,777	5,271

Earnings per common share - Basic	$0.39	$0.38

Earnings per share - Diluted:
Net earnings	$1,912	$2,063
Less: Distributed and undistributed earnings allocated to nonvested stock	(40)	(45)
Earnings available to common shareholders - Diluted	$1,872	$2,018

Weighted average common shares outstanding - Basic	4,777	5,271
Effect of dilutive options	144	119
Weighted average common shares outstanding - Diluted	4,921	5,390

Earnings per common share - Diluted	$0.38	$0.37

Anti-dilutive equity awards not included above	45,000	—

Note 7. Business Segments

The Company evaluates revenue, gross profit and inventory in three business segments: (1) Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Products include base station antennas, cable and transmission lines, fixed and mobile broadband equipment, wireless local area network (WLAN) products, wireless networking, filtering systems, small towers, lightning protection devices, connectors, security and surveillance products, power systems and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting, logistics integration and wireless network training. (2) Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards as well as two-way radios and related accessories. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. (3) Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians. Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets. The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets. The Company also regularly reviews its results of operations in three commercial customer categories and the consumer customer category, as described further below:

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

•                  Commercial Self-Maintained Users and Governments. Self-maintained user (SMU) and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments.

•                  Consumers. Consumers include customers that buy through any of our affinity partner relationships or directly from our consumer website, YourWirelessSource.comTM.

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at June 28, 2009 relates to acquisitions within its Network Infrastructure line of business. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the first quarter of fiscal years 2010 and 2009 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended June 28, 2009
Commercial Revenues:
Public Carriers and Network Operators	$10,550	$467	$2,716	$13,733
Resellers	16,791	46,624	1,881	65,296
SMUs and Governments	12,448	3,234	10,859	26,541
Total Commercial Revenues	39,789	50,325	15,456	105,570
Consumer Revenues	—	3,231	—	3,231
Total Revenues	$39,789	$53,556	$15,456	$108,801

Commercial Gross Profit:
Public Carriers and Network Operators	$2,679	$122	$676	$3,477
Resellers	4,912	12,324	470	17,706
SMUs and Governments	3,572	977	2,331	6,880
Total Commercial Gross Profit	11,163	13,423	3,477	28,063
Consumer Gross Profit	—	953	—	953
Total Gross Profit	$11,163	$14,376	$3,477	$29,016

Selling, general and administrative expenses				25,762
Income from operations				3,254
Interest expense, net				109
Income before provision for income taxes				3,145
Provision for income taxes				1,233
Net income				$1,912

Product Inventory	$19,470	$17,157	$4,302	$40,929

Fiscal Quarter ended June 29, 2008
Commercial Revenues:
Public Carriers and Network Operators	$11,542	$684	$3,660	$15,886
Resellers	18,550	50,794	2,718	72,062
SMUs and Governments	12,856	3,812	14,787	31,455
Total Commercial Revenues	42,948	55,290	21,165	119,403
Consumer Revenues	—	2,665	—	2,665
Total Revenues	$42,948	$57,955	$21,165	$122,068

Commercial Gross Profit:
Public Carriers and Network Operators	$3,060	$206	$898	$4,164
Resellers	4,986	12,112	754	17,852
SMUs and Governments	3,635	1,275	3,089	7,999
Total Commercial Gross Profit	11,681	13,593	4,741	30,015
Consumer Gross Profit	—	998	—	998
Total Gross Profit	$11,681	$14,591	$4,741	$31,013

Selling, general and administrative expenses				27,494
Income from operations				3,519
Interest expense, net				137
Income before provision for income taxes				3,382
Provision for income taxes				1,319
Net income				$2,063

Product Inventory	$24,129	$21,049	$4,860	$50,038

Note 8. Comprehensive Income

The components of total comprehensive income were as follows:

	Three Months Ended
	June 28, 2009	June 29, 2008

Net Income	$1,912,100	$2,062,700
Change in value of interest rate swap, net of tax	16,800	61,000
Total comprehensive income	$1,928,900	$2,123,700

Note 9. Long-Term Debt

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

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of June 28, 2009, the Board of Directors had authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of June 28, 2009, the Company had purchased 2,311,128 shares under the stock buyback program for approximately $30.3 million, or an average of $13.12 per share. Of the total shares repurchased under the stock buyback program, no shares were repurchased in the first three months of fiscal year 2010. As of June 28, 2009, 84,439 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, on July 1, 2008 the Company repurchased all 470,000 shares of its common stock held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. Pursuant to an agreement entered into between the Company and Brightpoint, the Company purchased Brightpoint’s share holdings, comprising approximately 9% of the Company’s total then outstanding common stock, for $13.64 per share, or a total of $6,410,800. The price per share was determined based on the seven trading day trailing average closing price of the Company’s common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase price per share approximated the price of the Company’s common stock on the transaction date. The purchase was funded through available cash and borrowings under the Company’s unsecured revolving line of credit facility. This transaction was not made under, nor does it affect the number of shares available for repurchase under, the Company’s stock buyback program discussed above.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units and restricted stock awards. For the three months ended June 28, 2009 and June 29, 2008 the allocated value of the shares withheld totaled $101,800 and $230,200, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarters ended June 28, 2009 and June 29, 2008, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 22% and 20% of total revenues, respectively.

Note 12. Subsequent Events

The Company has evaluated all subsequent events from the fiscal quarter ended June 28, 2009 through August 12, 2009, the date the financial statements were issued.

On July 23, 2009, the Company and its primary operating subsidiaries, as borrowers, executed and delivered a Third Modification Agreement (the “Third Modification Agreement”), dated as of July 22, 2009, with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement and related promissory note for the Company’s existing unsecured revolving credit facility.

Pursuant to and in connection with the Third Amendment, the maximum available principal amount under the unsecured revolving credit facility was reduced to $35 million from $50 million, and the term of the revolving credit facility, as so modified, was extended to May 31, 2012.  The Third Modification Agreement also provides for the modification of certain financial covenants applicable to the borrowers on a going forward basis, including the “tangible net worth” and “maximum funded debt to EBITDA” covenants.  In addition, the amount of allowable dividend payments under the Credit Facility was increased from $2.0 million to $2.5 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company’s existing Term Loan with the same lenders, having an original principal amount of $5.5 million. Accordingly, the Third Modification Agreement also has the effect of amending the financial covenants applicable to the Term Loan.

On July 28, 2009, the Company announced that its Board of Directors determined to commence a dividend program and has declared an initial quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on August 26, 2009, to shareholders of record as of August 12, 2009. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

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

Our first quarter revenues decreased by 10.9% compared to the first quarter of last year. This decrease was driven by a decline in each of our commercial lines of business. Gross profits also declined in each of our commercial lines of business. This overall decrease in gross profit, partially offset by a decrease in operating expenses, resulted in a 7.3% decline in net income but a 2.7% increase in diluted earnings per share over the prior-year quarter. The increase in diluted earnings per share was driven by a decrease in outstanding shares as a result of our stock buyback program and a large share repurchase made through a private transaction during the second quarter of fiscal year 2009.

Despite the unfavorable comparables to last year’s first quarter, we experienced growth in both revenues and gross profits as compared with the prior year fourth quarter. Revenues and gross profits had sequential growth of 10.8% and 6.1%, respectively. Net income and diluted earnings per share increased 143.5% and 137.5%, respectively. While the current global economy is still having a negative affect on our business (as further discussed below), we have been able thus far to successfully navigate through a difficult environment to achieve these results.

The current global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, rising unemployment and concerns that the worldwide economy may enter into a prolonged recessionary period — may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. During the first quarter, we saw negative affects of the current global financial crisis, including a decline in our average number of monthly buying customers and in the average dollars purchased for each buying customer as compared to the corresponding prior year quarter. We expect the economic crisis to continue to have an impact on our operating results during the second quarter of the fiscal year, especially in our retail and public carriers and network operators businesses. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation. The impact of the crisis on our liquidity is further discussed below under the heading “Liquidity and Capital Resources.”

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

Effective March 30, 2009, we retrospectively adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 3 to the consolidated financial statements for a discussion of the impact of the change in accounting standards.

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarters ended June 28, 2009 and June 29, 2008:

	Three Months Ended
(Amounts in thousands, except per share data)	June 28, 2009	June 29, 2008	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$10,550	$11,542	$(992)	(8.6)%
Resellers	16,791	18,550	(1,759)	(9.5)%
SMUs and Governments	12,448	12,856	(408)	(3.2)%
Total Network Infrastructure	39,789	42,948	(3,159)	(7.4)%
Mobile Devices and Accessories:
Public Carriers and Network Operators	467	684	(217)	(31.7)%
Resellers	46,624	50,794	(4,170)	(8.2)%
SMUs and Governments	3,234	3,812	(578)	(15.2)%
Total Mobile Devices and Accessories	50,325	55,290	(4,965)	(9.0)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	2,716	3,660	(944)	(25.8)%
Resellers	1,881	2,718	(837)	(30.8)%
SMUs and Governments	10,859	14,787	(3,928)	(26.6)%
Total Installation, Test and Maintenance	15,456	21,165	(5,709)	(27.0)%
Total Commercial Revenues	105,570	119,403	(13,833)	(11.6)%
Consumer Revenues - Mobile Devices and Accessories	3,231	2,665	566	21.2%
Total Revenues	$108,801	$122,068	$(13,267)	(10.9)%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$2,679	$3,060	$(381)	(12.5)%
Resellers	4,912	4,986	(74)	(1.5)%
SMUs and Governments	3,572	3,635	(63)	(1.7)%
Total Network Infrastructure	11,163	11,681	(518)	(4.4)%
Mobile Devices and Accessories:
Public Carriers and Network Operators	122	206	(84)	(40.8)%
Resellers	12,324	12,112	212	1.8%
SMUs and Governments	977	1,275	(298)	(23.4)%
Total Mobile Devices and Accessories	13,423	13,593	(170)	(1.3)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	676	898	(222)	(24.7)%
Resellers	470	754	(284)	(37.7)%
SMUs and Governments	2,331	3,089	(758)	(24.5)%
Total Installation, Test and Maintenance	3,477	4,741	(1,264)	(26.7)%
Total Commercial Gross Profit	28,063	30,015	(1,952)	(6.5)%
Consumer Gross Profit - Mobile Devices and Accessories	953	998	(45)	(4.5)%
Total Gross Profit	29,016	31,013	(1,997)	(6.4)%

Selling, general and administrative expenses	25,762	27,494	(1,732)	(6.3)%
Income from operations	3,254	3,519	(265)	(7.5)%
Interest expense, net	109	137	(28)	(20.4)%
Income before provision for income taxes	3,145	3,382	(237)	(7.0)%
Provision for income taxes	1,233	1,319	(86)	(6.5)%
Net income	$1,912	$2,063	$(151)	(7.3)%
Diluted earnings per share	$0.38	$0.37	$0.01	2.7%

First Quarter of Fiscal Year 2010 Compared with First Quarter of Fiscal Year 2009

Revenues. Revenues for the first quarter of fiscal year 2010 decreased 10.9% as compared with the first quarter of fiscal year 2009, primarily due to a 11.6% decrease in commercial revenues, partially offset by a 21.2% increase in consumer revenues. Sales decreased across all commercial lines of business.

Network infrastructure sales decreased 7.4% as compared with the first quarter of fiscal year 2009, as a result of lower sales of broadband products to resellers and self-maintained users, but were partially offset by increased broadband sales to public carriers and network operators. Sales of Radio Frequency propagation products to public carriers and network operators and resellers declined significantly, but were partially offset by increased sales to self-maintained users.

Sales in the mobile devices and accessories line of business decreased 7.6% in the first quarter of fiscal year 2010, as compared with the same period last year. The decrease was due to a 9.0% decrease in commercial sales, partially offset by a 21.2% increase in consumer sales. The decrease in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was primarily due to decreased sales to smaller resellers and users. Sales of mobile devices and accessories to public carriers and network operators and SMUs and governments also decreased.

Revenues from our installation, test and maintenance line of business decreased 27.0% from the corresponding prior-year quarter, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as well as decreased sales of test equipment, tools and supply products across all of our market categories. In January 2009, we extended our components relationship with Nokia through December 2010. As part of this extension, Nokia now plays a larger, and we a smaller, role in servicing a group of larger customers. We continue to earn fees from Nokia to fulfill product to these larger customers, but as a result of our reduced role in these transactions, we receive a smaller fee and we account for these sales on a net basis. We continue to manage the complete supply chain as primary obligor for smaller customers so we continue to record sales to these smaller customers on a gross basis. Because of the evolution of our relationship with Nokia, it has become less material to our consolidated financial statements, and we expect that trend to continue.

Gross Profit. Gross profit for the first quarter of fiscal year 2010 decreased 6.4% as compared with the first quarter of fiscal year 2009. Total commercial gross profit decreased 6.5%, while consumer gross profit decreased 4.5%. Gross profit margin increased to 26.7% in the first quarter of fiscal year 2010 from 25.4% in first quarter of fiscal year 2009. Gross profit margin in our network infrastructure segment increased from 27.2% in the first quarter of fiscal year 2009 to 28.1% in the first quarter of fiscal year 2010. This increase in gross profit margin was a result of changes in product mix. Gross profit margin in our mobile devices and accessories segment increased to 26.8% in the first quarter of this fiscal year from 25.2% in the first quarter of last fiscal year. This increase was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which increased to 26.7% in the first quarter of fiscal year 2010 from 24.6% for the first quarter of fiscal year 2009, principally due to product mix in sales to a large tier-one carrier and other retail customers. Consumer gross profit margin for our mobile devices and accessories decreased to 29.5% in the first quarter of this fiscal year from 37.4% for the first quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business increased from 22.4% in the first quarter of fiscal year 2009 to 22.5% in the first quarter of fiscal year 2010. Generally, our gross margins by product within these segments have been sustained, except as noted above, and generally these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 6.3% in the first quarter of fiscal year 2010 as compared with the first quarter of fiscal year 2009. Selling, general and administrative expenses as a percentage of revenues increased to 23.7% in the first quarter of fiscal year 2010 from 22.5% in the first quarter of fiscal year 2009. The largest factors contributing to the decrease in total selling, general and administrative expenses were decreased compensation, and marketing and sales promotion expenses during the first quarter of fiscal year 2010.

Compensation costs primarily decreased due to decreased quarterly bonus and 401(k) expenses as compared to last year’s first quarter related to our cash and equity bonus programs as well as decreased variable sales compensation based on lower gross profit. Total compensation costs, including benefits and bonus expense, decreased approximately $858,000 in the first quarter of fiscal year 2010, as compared to the first quarter of fiscal year 2009.

Marketing and sales promotion expenses decreased by approximately $415,000 in the first quarter of fiscal year 2010 as compared with the first quarter of fiscal year 2009, primarily due to decreased expenses incurred for sponsorships and print and online advertising.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $556,000 and $266,700 for the first quarter ended June 28, 2009 and June 29, 2008, respectively. This increase in bad debt expense is related to customer write-offs during the first quarter of this fiscal year and the anticipation for further increases in write-offs related to outstanding receivables as of June 28, 2009, due largely to the downturn in the global economy as discussed above.

Interest Expense, Net. Net interest expense decreased from $136,800 in the first quarter of fiscal year 2009 to $109,300 in the first quarter of fiscal year 2010, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the first quarter of fiscal year 2010 was 39.2% as compared with 39.0% in the first quarter of fiscal year 2009. As a result of the factors discussed above, net income for the first quarter of fiscal year 2010 decreased 7.3% and diluted earnings per share increased 2.7%, compared to the corresponding prior-year quarter. The increase in diluted earnings per share despite a decrease in net income is primarily attributable to a decrease in outstanding shares as a result of our stock buyback program and a large share repurchase made through a private transaction during the second quarter of fiscal year 2009.

Liquidity and Capital Resources

	Three Months Ended
	June 28, 2009	June 29, 2008
Cash flows provided by operating activities	$6,641,500	$8,209,900
Cash flows used in investing activities	(2,674,000)	(1,659,400)
Cash flows used in financing activities	(167,000)	(3,618,900)
Net increase in cash and cash equivalents	$3,800,500	$2,931,600

We generated $6.6 million of net cash from operating activities in the first three months of fiscal year 2010 compared with $8.2 million in the first three months of fiscal year 2009. In the first three months of fiscal year 2010, our cash inflow from operating activities was primarily driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as by a significant increase in accounts payable and an increase in accrued income and sales tax liabilities, partially offset by a increase in trade accounts receivable and an increase in product inventory. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts. The accrual for income and sales tax liabilities increased primarily due to the amount and timing of estimated federal income tax payments. The increase in trade accounts receivable is primarily due to the timing of sales and collections largely related to our large tier-one carrier. The increased inventory levels are to improve our inventory availability for our customers.

Capital expenditures of $0.3 million in the first three months of fiscal year 2010 were in line with expenditures of $0.4 million in the first three months of fiscal year 2009. In both periods, capital expenditures primarily consisted of investments in information technology.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by TerraWave/GigaWave business unit post acquisition of certain minimum earnings thresholds. Of the $3.9 million cash amount paid at closing, $1.5 million was a non-refundable prepayment against future earn-out obligations, amortizable over the four-year period. To the extent that the minimum earnings thresholds are not achieved over the remainder of the four-year period, we will not be able to apply the remainder of this prepayment ($375,000 as of June 28, 2009). To date, we have paid $5.9 million in earn-out payments, thus the maximum amount of contingent future earn-out payments that could be earned through April 2010 is $9.6 million. Contingent payments made under the terms of the acquisition agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded through April 2010, if earnings targets are achieved. For the three month period ended June 28, 2009, approximately $2.4 million in earn-out payments were made, based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement. As of June 28, 2009, there is no accrual for additional earn-out obligations, because the final earn-out period does not end until April 2010, and thus no goodwill can be accrued until then.

Net cash used in financing activities was $0.2 million in the first three months of fiscal year 2010 compared with a net cash outflow from financing activities of $3.6 million for the first three months of fiscal year 2009. For the first three months of fiscal year 2010, our cash outflow from financing activities was primarily due to an excess tax loss from stock-based compensation as well as treasury stock transactions with employees and directors for minimum tax withholdings related to equity compensation, partially offset by borrowings on our Baltimore County Economic Development Revolving Loan Fund. The excess tax loss is due to the ultimate tax deduction we will be able to recognize for awards that vested during the quarter being less than the cumulative compensation cost previously recognized for financial reporting purposes. For the first three months of fiscal year 2009, our cash outflow from financing activities was primarily driven by repayments on our revolving line of credit and treasury stock transactions with employees and directors for minimum tax withholdings related to equity compensation. During the first three months of fiscal years 2010 and 2009, we did not repurchase any shares of our outstanding common stock pursuant to our stock buyback program. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the first quarter of fiscal year 2010, a total of 2,311,128 shares have been purchased under this program for approximately $30.3 million, or an average price of $13.12 per share. The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate pursuant to this program, and therefore, 84,439 shares remained available to be purchased as of the end of the first quarter of fiscal year 2010. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. See Note 10 to the consolidated financial statements for additional discussion of the Brightpoint transaction.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Pursuant to the terms of this facility, we are permitted to repurchase up to $25 million of common stock from May 31, 2007 forward and to pay cash dividends of up to a stated amount, annually. Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth covenant, a minimum cash flow to debt service ratio, and a maximum funded debt to EBITDA ratio. The terms applicable to our revolving credit facility also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, issuance of additional debt and other matters. As of June 28, 2009, we had a zero balance outstanding on our revolving credit facility; therefore, we had the full committed amount (then $50 million) available, subject to the limitations imposed by the borrowing base and continued compliance with the other applicable terms, including the covenants discussed above.

Since the end of the first quarter, we entered into a Third Modification Agreement (the “Third Modification Agreement”), dated as of July 22, 2009, with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement and related promissory note for the revolving credit facility discussed above. Pursuant to and in connection with the Third Modification Agreement, the maximum available principal amount was reduced to $35 million from $50 million, and the term of the revolving credit facility, as so modified, was extended (from May 2010) to May 31, 2012. The Third Modification Agreement also provides for modification of certain of the financial covenants on a going forward basis, including the “tangible net worth” and “maximum funded debt to EBITDA” covenants. In addition, the amount of allowable dividend payments under the Credit Facility was increased from $2.0 million (the previous stated amount) to $2.5 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. The Third Modification Agreement also provides for increases in the applicable margins (from a range of 1.25% to 2.75% to a new range of 2.25% to 3.25%) and unused facility fees, as are not uncommon in the current borrowing and lending environment. In an effort to offset the impact of these increases, management considered the Company’s track record of positive cash flows and relatively small historical borrowings under the revolving credit facility, and requested the reduction in the maximum available principal amount.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders, having an original principal amount of $5.5 million and secured by our Hunt Valley, Maryland facility. Accordingly, the Third Modification Agreement also has the effect of amending the financial covenants applicable to the Term Loan. At June 28, 2009, the principal balance of this term loan was $3.4 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity, April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and has declared an initial quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on August 26, 2009, to shareholders of record as of August 12, 2009. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of SFAS No. 157 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in our case, the fiscal year beginning March 30, 2009. We adopted SFAS No. 157 for our financial assets and liabilities effective as of March 31, 2008, and adopted SFAS No. 157 for non-financial assets and liabilities effective March 30, 2009. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. See Note 5 to the consolidated financial statements for additional disclosure.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The standard retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (labeled the purchase method under SFAS No. 141) be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS No. 141(R) on March 30, 2009 for any acquisitions made subsequent to that date. The adoption of SFAS No. 141(R) did not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this statement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”). FSP No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to extend the disclosure requirements regarding the fair value of financial instruments to interim financial statements. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP No. 107-1 effective June 28, 2009. The adoption of FSP No 107-1 did not have a material impact on our consolidated financial statements. See Note 5 to the consolidated financial statements for additional disclosure.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements. See Note 12 to the consolidated financial statements for additional disclosure.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162” (the “Codification”). Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification will be the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. We do not believe the adoption of the Codification will have a material impact on our consolidated financial statements.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

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

Available Information

Our Internet Website address is: www.tessco.com. We make available free of charge through our Website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our Website is our Code of Business Conduct and Ethics.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the first quarter of fiscal year 2010:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 30, 2009 through April 26, 2009(3)	5,697	$6.85	—	84,439
April 27, 2009 through May 31, 2009(3)	7,112	8.82	—	84,439
June 1, 2009 through June 28, 2009	—	N/A	—	84,439
Total	12,809	$7.94	—	84,439

(1)	Periods indicated are fiscal accounting months for the first quarter of fiscal year 2010.
(2)	Amounts are as of the end of the fiscal accounting month or quarter, as applicable.
(3)

Represents shares either withheld from or delivered to the Company by employees or directors upon stock option exercises or in connection with PSU and restricted stock awards, in order to pay related minimum tax liabilities.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of June 28, 2009, the Board of Directors has authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. During the first quarter of 2010, the Company did not repurchase any shares of its common stock for pursuant to this program. As of June 28, 2009, we had purchased an aggregate of 2,311,128 shares of our outstanding common stock pursuant to this program for approximately $30.3 million, or an average price of $13.12 per share. Accordingly, as of June 28, 2009, 84,439 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, the stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. See Note 10 to the consolidated financial statements for additional discussion of the Brightpoint transaction. Our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association, limit to $25 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of June 28, 2009, we had the ability to purchase approximately $12 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders at the Company’s facility located in Timonium, Maryland on July 23, 2009.  At the meeting, the shareholders were asked to vote on the election of three directors, the ratification of the appointment of the Company’s independent registered public accounting firm and a shareholder proposal on elimination of the Shareholder Rights Plan.  Each of these proposals was described in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on June 12, 2009.

ELECTION OF DIRECTORS.  At the meeting, the shareholders re-elected John D. Beletic, Daniel Okrent and Morton F. Zifferer, Jr. to the Board of Directors for a three-year term expiring at the Company’s 2012 Annual Meeting of Shareholders and until their successors are duly elected and qualified.  The term of office of each of Dennis Shaughnessy, Jay G. Baitler, Robert B. Barnhill, Jr. and Benn R. Konsynski, Ph.D. also continued after the meeting.  The votes cast or withheld in respect of the election of Mr. Beletic, Mr. Okrent and Dr. Zifferer were as follows:

John D. Beletic	3,554,303	For
	1,017,511	Withheld

Daniel Okrent	3,525,749	For
	1,046,065	Withheld

Morton F. Zifferer, Jr.	3,527,599	For
	1,044,215	Withheld

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.  At the meeting, the shareholders ratified the appointment of Ernst & Young LLP to serve as the independent registered public accounting firm of the Company for the fiscal year ending March 28, 2010.  The number of votes “for” was 4,569,178, the number of votes “against” or “withheld” was 2,366 and the number of shares representing abstentions was 270. Accordingly, the proposal was approved.

SHAREHOLDER PROPOSAL ON ELIMINATION OF THE SHAREHOLDER RIGHTS PLAN.  At the meeting, a shareholder proposal to eliminate the Company’s Shareholder Rights Plan was presented.  The number of votes “for” was 1,971,909, the number of votes “against” was 2,206,265, the number of shares representing abstentions was 4,625 and the number of “non votes” was 389,015. Accordingly, the proposal was not approved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) EXHIBITS:

10.1

Third Modification Agreement, made effective July 22, 2009, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, National Association, as lenders (filed herewith).

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

TESSCO TECHNOLOGIES INCORPORATED

Date: August 12, 2009	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)