Form 10-Q
period 2009-09-27
TESSCO TECHNOLOGIES INC
filed 2009-11-12
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 30, 2009, was 4,817,826.

TESSCO TECHNOLOGIES INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Balance Sheets

	September 27, 2009	March 29, 2009

ASSETS
Current assets:
Cash and cash equivalents	$8,393,000	$599,800
Trade accounts receivable, net	57,166,200	44,601,300
Product inventory, net	49,509,600	36,540,400
Deferred tax assets	4,366,700	4,366,700
Prepaid expenses and other current assets	1,963,400	2,168,500
Total current assets	121,398,900	88,276,700

Property and equipment, net	20,531,100	21,566,900
Goodwill, net	8,932,700	6,550,700
Other long-term assets	2,079,100	2,258,300
Total assets	$152,941,800	$118,652,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$66,877,300	$40,481,600
Payroll, benefits and taxes	6,412,900	6,494,400
Income and sales tax liabilities	3,775,700	2,908,400
Accrued expenses and other current liabilities	2,832,100	1,405,900
Current portion of long-term debt	383,500	361,400
Total current liabilities	80,281,500	51,651,700

Deferred tax liabilities	2,416,000	2,416,000
Long-term debt, net of current portion	3,518,500	3,481,700
Other long-term liabilities	1,639,200	937,000
Total liabilities	87,855,200	58,486,400

Shareholders’ equity:
Preferred stock	—	—
Common stock	81,200	80,100
Additional paid-in capital	35,491,200	34,503,700
Treasury stock	(42,257,500)	(42,155,700)
Retained earnings	71,893,700	67,880,900
Accumulated other comprehensive loss, net of tax	(122,000)	(142,800)
Total shareholders’ equity	65,086,600	60,166,200
Total liabilities and shareholders’ equity	$152,941,800	$118,652,600

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended			Six Months Ended
	September 27, 2009	September 28, 2008		September 27, 2009	September 28, 2008

Revenues	$132,953,700	$143,773,700		$241,755,000	$265,842,000
Cost of goods sold	101,340,200	109,553,100		181,125,900	200,608,500
Gross profit	31,613,500	34,220,600		60,629,100	65,233,500
Selling, general and administrative expenses	27,322,300	30,298,000		53,083,700	57,792,600
Income from operations	4,291,200	3,922,600		7,545,400	7,440,900
Interest expense, net	76,300	165,900		185,600	302,700
Income before provision for income taxes	4,214,900	3,756,700		7,359,800	7,138,200
Provision for income taxes	1,622,400	1,518,000		2,855,200	2,836,800
Net income	$2,592,500	$2,238,700		$4,504,600	$4,301,400
Basic earnings per share	$0.53	$0.45	*	$0.92	$0.83	*
Diluted earnings per share	$0.51	$0.44	*	$0.89	$0.81	*

Cash dividends declared per common share	$0.10	$—		$0.10	$—

* Prior year basic and diluted earnings per share have been adjusted to show the effects of adoption of FASB Accounting Standards Codification 260-10-45-61A, “Earnings Per Share — Participating Securities and the Two-Class Method”, previously referred to as FASB Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 3 for further discussion.

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 27, 2009	September 28, 2008

Cash flows from operating activities:
Net income	$4,504,600	$4,301,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,024,300	2,140,600
Non-cash stock compensation expense	1,151,800	1,082,100
Deferred income taxes and other	948,200	(9,700)
Change in trade accounts receivable	(12,564,900)	2,602,000
Change in product inventory	(12,969,200)	(5,719,100)
Change in prepaid expenses and other current assets	263,400	132,400
Change in trade accounts payable	26,395,700	2,635,300
Change in payroll, benefits and taxes	(81,500)	3,643,400
Change in income and sales tax liabilities	867,300	(336,800)
Change in accrued expenses and other current liabilities	1,426,200	353,900
Net cash provided by operating activities	11,965,900	10,825,500

Cash flows from investing activities:
Purchases of property and equipment	(917,800)	(1,239,700)
Additional earn-out payments on acquired businesses	(2,382,000)	(1,309,000)
Net cash used in investing activities	(3,299,800)	(2,548,700)

Cash flows from financing activities:
Net repayments on revolving line of credit	—	(1,225,800)
Payments on long-term debt	(191,100)	(179,300)
Proceeds from debt issuance	250,000	—
Proceeds from issuance of stock	57,600	58,700
Cash dividends paid	(491,800)	—
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(101,800)	(7,663,900)
Debt issue costs	(175,000)	—
Excess tax (loss) benefit from stock-based compensation	(220,800)	54,200
Net cash used in financing activities	(872,900)	(8,956,100)

Net increase (decrease) in cash and cash equivalents	7,793,200	(679,300)

Cash and cash equivalents, beginning of period	599,800	2,086,200

Cash and cash equivalents, end of period	$8,393,000	$1,406,900

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Notes to Unaudited Consolidated Financial Statements

September 27, 2009

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

Note 2. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement regarding fair value measurements, previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” The purpose of this accounting pronouncement, found under Accounting Standards Codification Topic 820 (“ASC 820”), is to provide guidance for using fair value to measure assets and liabilities. The pronouncement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The pronouncement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of ASC 820 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in the Company’s case, the fiscal year beginning March 30, 2009. The Company adopted ASC 820 for its financial assets and liabilities effective as of March 31, 2008, and adopted ASC 820 for non-financial assets and liabilities effective March 30, 2009. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial statements. See Note 5 for additional disclosures.

In December 2007, the FASB issued an accounting pronouncement regarding business combinations, previously referred to as SFAS No. 141(R), “Business Combinations.” The purpose of this accounting pronouncement, found under ASC 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. The pronouncement requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. The pronouncement is effective for fiscal years beginning on or after December 15, 2008. The Company adopted the pronouncement effective March 30, 2009 for any acquisitions made subsequent to that date. The adoption of the pronouncement did not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

In March 2008, the FASB issued an accounting pronouncement regarding enhanced disclosure of derivative instruments, previously referred to as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” Under the accounting pronouncement, found under ASC 815-10, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this pronouncement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement extending the disclosure requirements for financial instruments, previously referred to as FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion (“ABP”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The accounting pronouncement, found under ASC 825-10-50, extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements. The pronouncement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the pronouncement effective June 28, 2009. The adoption of the pronouncement did not have a material impact on the Company’s interim consolidated financial statements. See Note 5 for additional disclosures.

In May 2009, the FASB issued an accounting pronouncement regarding the disclosure of subsequent events, previously referred to as SFAS No. 165, “Subsequent Events.” The accounting pronouncement, found under ASC 855-10, provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The pronouncement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the pronouncement did not have a material impact on the Company’s consolidated financial statements. See Note 12 for additional disclosures.

In July 2009, the FASB issued an accounting pronouncement establishing a new source of authoritative United States Generally Accepted Accounting Principles (“GAAP”), previously referred to as SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162.” The accounting pronouncement, found under ASC 105, established the Accounting Standards Codification (the “Codification”). Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

Note 3. Accounting Changes

In June 2008, the FASB issued an accounting pronouncement regarding participating securities, previously referred to as FSP No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The accounting pronouncement, found under ASC 260-10-45, “Earnings Per Share — Participating Securities and the Two-Class Method,” provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method under the requirements of paragraph ASC 260-10-45-60A. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Restricted stock of the Company of 105,000 shares as of September 27, 2009 are considered participating securities since the award contains a non-forfeitable right to dividends irrespective of whether the stock ultimately vests. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Company retrospectively adjusted earnings per share data to conform to the provisions in ASC 260-10-45. Accordingly, the Company adopted the provisions of ASC 260-10-45 effective March 30, 2009 and computed earnings per share using the two-class method for all periods presented. ASC 260-10-45 reduced full fiscal year 2009, 2008 and 2007 diluted earnings per common share by $0.03, $0.02 and $0.01, respectively, and reduced second quarter and first six months of fiscal year 2009 diluted earnings per common share by $0.01 and $0.02, respectively. See Note 6 for additional disclosures.

Note 4. Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 27, 2009 includes $596,300 and $1,151,800, respectively, of non-cash stock compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 28, 2008 includes $573,600 and $1,082,100, respectively, of non-cash stock compensation expense. Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax (loss) benefit directly to shareholders’ equity of $(220,800) and $54,200, primarily related to the PSUs which vested during the six months ended September 27, 2009 and September 28, 2008, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal year 2010:

	Six Months Ended September 27, 2009	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	359,494	$12.10
Granted	264,000	8.77
Vested	(94,529)	12.29
Forfeited/cancelled	(75,880)	11.71
Shares available for issue under outstanding PSUs, non-vested end of period	453,085	$10.12

Of the 453,085 shares available for issuance under outstanding PSUs but not yet vested as of September 27, 2009, 189,085 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2010, 2011 and 2012.

The PSUs cancelled during fiscal year 2010 related to the fiscal year 2009 grant of PSUs, which had a 1-year measurement period (fiscal year 2009). During that period, actual earnings per share exceeded the minimum threshold level, but did not reach the goal level (which would have equated to a maximum payout), and thus, the underlying shares not earned from those PSUs were cancelled. Per the provisions of the Second Amended and Restated 1994 Stock and Incentive Plan (the “1994 Plan”), the shares related to these PSUs were added back to the 1994 Plan and became available for future issuance.

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

If the maximum target of PSUs granted in fiscal year 2010 is assumed to be earned, total unrecognized compensation costs on these and all other earned but unvested PSU’s would be approximately $2.5 million as of September 27, 2009 and would be expensed through fiscal year 2013.

Stock Options: In accordance with ASC 718 – “Compensation - Stock Compensation,” previously referred to as SFAS No. 123R, “Share-Based Payments,” the fair value of the Company’s stock options has been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Outstanding stock options have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of September 27, 2009, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the six months ended September 27, 2009:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$8.35
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding and exercisable, end of period	135,000	8.35

Restricted Stock: In fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $15.84. No other shares of restricted stock are currently issued as awards under the 1994 Plan. As of September 27, 2009, 105,000 shares remain unvested and there was no activity related to these restricted shares during the first six months of fiscal year 2010. As of September 27, 2009, there was approximately $1.5 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately seven years.

Note 5. Fair Value of Financial Instruments

The Company complies with the provisions of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”), previously referred to as SFAS No. 157. ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table presents information about assets and liabilities recorded at fair value on the accompanying Consolidated Balance Sheet:

	Balance at September 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Interest rate swap agreement, net of tax	$(122,000)	$—	$(122,000)	$—
Total assets at fair value	$(122,000)	$—	$(122,000)	$—

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company’s existing term loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. The Company anticipates retaining at least some portion of the interest rate swap agreement throughout the period of the term loan. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income (loss), has been, or is anticipated to be reclassified into earnings. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 27, 2009 and March 29, 2009 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of September 27, 2009 and March 29, 2009 is estimated as follows:

	September 27, 2009		March 29, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,337,500	$3,167,900	$3,450,000	$3,228,500
Note payable to the Maryland Economic Development Corporation	$324,000	$310,200	$393,100	$391,100
Note payable to Baltimore County	$240,500	$207,500	$—	$—

Note 6. Earnings Per Share

Effective March 30, 2009, the Company adopted ASC 260-10-45-60, “Earnings Per Share — Participating Securities and the Two-Class Method”, previously referred to as FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which required it to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share:

	Fiscal Quarter Ended		Six Months Ended
Amounts in thousands, expect per share amounts	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Earnings per share – Basic:
Net earnings	$2,593	$2,239	$4,505	$4,301
Less: Distributed and undistributed earnings allocated to nonvested stock	(56)	(55)	(97)	(100)
Earnings available to common shareholders – Basic	$2,537	$2,184	$4,408	$4,201

Weighted average common shares outstanding – Basic	4,807	4,821	4,792	5,046

Earnings per common share – Basic	$0.53	$0.45	$0.92	$0.83

Earnings per share – Diluted:
Net earnings	$2,593	$2,239	$4,505	$4,301
Less: Distributed and undistributed earnings allocated to nonvested stock	(54)	(53)	(94)	(97)
Earnings available to common shareholders – Diluted	$2,539	$2,186	$4,411	$4,204

Weighted average common shares outstanding – Basic	4,807	4,821	4,792	5,046
Effect of dilutive options	172	125	159	146
Weighted average common shares outstanding – Diluted	4,979	4,946	4,951	5,192

Earnings per common share – Diluted	$0.51	$0.44	$0.89	$0.81

Anti-dilutive equity awards not included above	—	—	—	—

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at September 27, 2009 relates to acquisitions within its Network Infrastructure line of business. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the second quarter of fiscal years 2010 and 2009 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended September 27, 2009
Commercial Revenues:
Public Carriers and Network Operators	$14,001	$537	$2,303	$16,841
Resellers	19,596	63,707	1,946	85,249
SMUs and Governments	13,462	3,490	9,959	26,911
Total Commercial Revenues	47,059	67,734	14,208	129,001
Consumer Revenues	—	3,953	—	3,953
Total Revenues	$47,059	$71,687	$14,208	$132,954

Commercial Gross Profit:
Public Carriers and Network Operators	$3,395	$142	$583	$4,120
Resellers	5,408	13,404	449	19,261
SMUs and Governments	3,776	1,058	2,262	7,096
Total Commercial Gross Profit	12,579	14,604	3,294	30,477
Consumer Gross Profit	—	1,136	—	1,136
Total Gross Profit	$12,579	$15,740	$3,294	$31,613

Selling, general and administrative expenses				27,322
Income from operations				4,291
Interest expense, net				76
Income before provision for income taxes				4,215
Provision for income taxes				1,622
Net income				$2,593

Product Inventory	$22,538	$22,319	$4,653	$49,510

Fiscal Quarter ended September 28, 2008
Commercial Revenues:
Public Carriers and Network Operators	$12,664	$436	$3,400	$16,500
Resellers	20,541	65,959	2,019	88,519
SMUs and Governments	14,407	3,716	17,501	35,624
Total Commercial Revenues	47,612	70,111	22,920	140,643
Consumer Revenues	—	3,131	—	3,131
Total Revenues	$47,612	$73,242	$22,920	$143,774

Commercial Gross Profit:
Public Carriers and Network Operators	$3,249	$124	$726	$4,099
Resellers	5,761	13,974	477	20,212
SMUs and Governments	3,931	1,205	3,735	8,871
Total Commercial Gross Profit	12,941	15,303	4,938	33,182
Consumer Gross Profit	—	1,039	—	1,039
Total Gross Profit	$12,941	$16,342	$4,938	$34,221

Selling, general and administrative expenses				30,298
Income from operations				3,923
Interest expense, net				166
Income before provision for income taxes				3,757
Provision for income taxes				1,518
Net income				$2,239

Product Inventory	$24,835	$24,888	$5,053	$54,776

Segment activity for the first six months of fiscal years 2010 and 2009 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Six Months ended September 27, 2009
Commercial Revenues:
Public Carriers and Network Operators	$24,551	$1,004	$5,019	$30,574
Resellers	36,388	110,331	3,827	150,546
SMUs and Governments	25,910	6,724	20,818	53,452
Total Commercial Revenues	86,849	118,059	29,664	234,572
Consumer Revenues	—	7,183	—	7,183
Total Revenues	$86,849	$125,242	$29,664	$241,755

Commercial Gross Profit:
Public Carriers and Network Operators	$6,074	$263	$1,259	$7,596
Resellers	10,320	25,727	920	36,967
SMUs and Governments	7,348	2,036	4,593	13,977
Total Commercial Gross Profit	23,742	28,026	6,772	58,540
Consumer Gross Profit	—	2,089	—	2,089
Total Gross Profit	$23,742	$30,115	$6,772	$60,629

Selling, general and administrative expenses				53,084
Income from operations				7,545
Interest expense, net				185
Income before provision for income taxes				7,360
Provision for income taxes				2,855
Net income				$4,505

Product Inventory	$22,538	$22,319	$4,653	$49,510

Six Months ended September 28, 2008
Commercial Revenues:
Public Carriers and Network Operators	$24,206	$1,119	$7,060	$32,385
Resellers	39,091	116,754	4,737	160,582
SMUs and Governments	27,263	7,529	32,287	67,079
Total Commercial Revenues	90,560	125,402	44,084	260,046
Consumer Revenues	—	5,796	—	5,796
Total Revenues	$90,560	$131,198	$44,084	$265,842

Commercial Gross Profit:
Public Carriers and Network Operators	$6,309	$330	$1,624	$8,263
Resellers	10,747	26,086	1,231	38,064
SMUs and Governments	7,566	2,480	6,824	16,870
Total Commercial Gross Profit	24,622	28,896	9,679	63,197
Consumer Gross Profit	—	2,037	—	2,037
Total Gross Profit	$24,622	$30,933	$9,679	$65,234

Selling, general and administrative expenses				57,793
Income from operations				7,441
Interest expense, net				303
Income before provision for income taxes				7,138
Provision for income taxes				2,837
Net income				$4,301

Product Inventory	$24,835	$24,888	$5,053	$54,776

Note 8. Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net Income	$2,592,500	$2,238,700	$4,504,600	$4,301,400
Change in value of interest rate swap, net of tax	4,000	(900)	20,800	60,100
Total comprehensive income	$2,596,500	$2,237,800	$4,525,400	$4,361,500

Note 9. Borrowings Under Revolving Credit Facility and Long-Term Debt

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

Pursuant to and in connection with the Third Modification Agreement, the maximum available principal amount under the unsecured revolving credit facility was reduced to $35 million from $50 million, and the term of the revolving credit facility, as so modified, was extended to May 31, 2012. The Third Modification Agreement also provides for the modification of certain financial covenants applicable to the borrowers on a going forward basis, including the “tangible net worth” and “maximum funded debt to EBITDA” covenants. In addition, the amount of allowable dividend payments under the Credit Facility was increased from $2.0 million to $2.5 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

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

The Company is also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland.

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of September 27, 2009, the Board of Directors had authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of September 27, 2009, the Company had purchased 2,311,128 shares under the stock buyback program for approximately $30.3 million, or an average of $13.12 per share. Of the total shares repurchased under the stock buyback program, no shares were repurchased in the first six months of fiscal year 2010. As of September 27, 2009, 84,439 shares remained available for repurchase under this program.

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

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units and restricted stock awards. For the six months ended September 27, 2009 and September 28, 2008 the allocated value of the shares withheld totaled $101,800 and $230,200, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and six months ended September 27, 2009, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 30% and 26% of total revenues, respectively. For the fiscal quarter and six months ended September 28, 2008, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 26% and 24% of total revenues, respectively.

Note 12. Subsequent Events

The Company has evaluated all subsequent events from the fiscal quarter ended September 27, 2009 through November 12, 2009, the date the financial statements were issued.

On October 20, 2009, the Company declared a quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on November 25, 2009, to shareholders of record as of November 11, 2009. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) is a leading provider of integrated product and supply chain solutions to the professionals that design, build, run, maintain and use wireless mobile, fixed and in-building systems. Although we sell products to customers in many countries, approximately 97% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

Our second quarter revenues decreased by 7.5% compared to the second quarter of last year. This decrease was driven by a decline in each of our commercial lines of business. Gross profits also declined in each of our commercial lines of business. However, this overall decrease in gross profit was offset by a substantial decrease in operating expenses, resulting in a 15.8% increase in net income and a 15.9% increase in diluted earnings per share over the prior-year quarter.

Despite the unfavorable revenue and gross profit comparables to last year’s second quarter, we experienced growth in both revenues and gross profits as compared with the first quarter of fiscal year 2010. Revenues and gross profits had sequential growth of 22.2% and 9.0%, respectively. Net income and diluted earnings per share increased 35.6% and 34.2%, respectively. While the current global economy is still having a negative affect on our business (as further discussed below), we have been able thus far to successfully navigate through a difficult environment to achieve these results.

The current global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, rising unemployment and concerns that the worldwide economy may enter into a prolonged recessionary period — may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. During the first six months of fiscal year 2010 we saw negative effects of the current global financial crisis, including a decline in our average number of monthly buying customers and in the average dollars purchased for each buying customer as compared to the corresponding first six months of the prior year. We expect the economic crisis to continue to have an impact on our operating results during the remaining six months of the fiscal year, especially in our retail and public carriers and network operators businesses. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation. The impact of the crisis on our liquidity is further discussed below under the heading “Liquidity and Capital Resources.”

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 360 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Effective March 30, 2009, we retrospectively adopted Accounting Standards Codification (“ASC”) 260-10-45-60, “Earnings per Share — Participating Securities and the Two-Class Method”, previously referred to as Staff Position No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See Note 3 to the consolidated financial statements for a discussion of the impact of the change in accounting standards.

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and six months ended September 27, 2009 and September 28, 2008:

	Fiscal Quarters Ended				Six Months Ended
(Amounts in thousands, except per share data)	September 27, 2009	September 28, 2008	$ Change	% Change	September 27, 2009	September 28, 2008	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$14,001	$12,664	$1,337	10.6%	$24,551	$24,206	$345	1.4%
Resellers	19,596	20,541	(945)	(4.6)%	36,388	39,091	(2,703)	(6.9)%
SMUs and Governments	13,462	14,407	(945)	(6.6)%	25,910	27,263	(1,353)	(5.0)%
Total Network Infrastructure	47,059	47,612	(553)	(1.2)%	86,849	90,560	(3,711)	(4.1)%
Mobile Devices and Accessories:
Public Carriers and Network Operators	537	436	101	23.2%	1,004	1,119	(115)	(10.3)%
Resellers	63,707	65,959	(2,252)	(3.4)%	110,331	116,754	(6,423)	(5.5)%
SMUs and Governments	3,490	3,716	(226)	(6.1)%	6,724	7,529	(805)	(10.7)%
Total Mobile Devices and Accessories	67,734	70,111	(2,377)	(3.4)%	118,059	125,402	(7,343)	(5.9)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	2,303	3,400	(1,097)	(32.3)%	5,019	7,060	(2,041)	(28.9)%
Resellers	1,946	2,019	(73)	(3.6)%	3,827	4,737	(910)	(19.2)%
SMUs and Governments	9,959	17,501	(7,542)	(43.1)%	20,818	32,287	(11,469)	(35.5)%
Total Installation, Test and Maintenance	14,208	22,920	(8,712)	(38.0)%	29,664	44,084	(14,420)	(32.7)%
Total Commercial Revenues	129,001	140,643	(11,642)	(8.3)%	234,572	260,046	(25,474)	(9.8)%
Consumer Revenues - Mobile Devices and Accessories	3,953	3,131	822	26.3%	7,183	5,796	1,387	23.9%
Total Revenues	$132,954	$143,774	$(10,820)	(7.5)%	$241,755	$265,842	$(24,087)	(9.1)%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,395	$3,249	$146	4.5%	$6,074	$6,309	$(235)	(3.7)%
Resellers	5,408	5,761	(353)	(6.1)%	10,320	10,747	(427)	(4.0)%
SMUs and Governments	3,776	3,931	(155)	(3.9)%	7,348	7,566	(218)	(2.9)%
Total Network Infrastructure	12,579	12,941	(362)	(2.8)%	23,742	24,622	(880)	(3.6)%
Mobile Devices and Accessories:
Public Carriers and Network Operators	142	124	18	14.5%	263	330	(67)	(20.3)%
Resellers	13,404	13,974	(570)	(4.1)%	25,727	26,086	(359)	(1.4)%
SMUs and Governments	1,058	1,205	(147)	(12.2)%	2,036	2,480	(444)	(17.9)%
Total Mobile Devices and Accessories	14,604	15,303	(699)	(4.6)%	28,026	28,896	(870)	(3.0)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	583	726	(143)	(19.7)%	1,259	1,624	(365)	(22.5)%
Resellers	449	477	(28)	(5.9)%	920	1,231	(311)	(25.3)%
SMUs and Governments	2,262	3,735	(1,473)	(39.4)%	4,593	6,824	(2,231)	(32.7)%
Total Installation, Test and Maintenance	3,294	4,938	(1,644)	(33.3)%	6,772	9,679	(2,907)	(30.0)%
Total Commercial Gross Profit	30,477	33,182	(2,705)	(8.2)%	58,540	63,197	(4,657)	(7.4)%
Consumer Gross Profit - Mobile Devices and Accessories	1,136	1,039	97	9.3%	2,089	2,037	52	2.6%
Total Gross Profit	31,613	34,221	(2,608)	(7.6)%	60,629	65,234	(4,605)	(7.1)%

Selling, general and administrative expenses	27,322	30,298	(2,976)	(9.8)%	53,084	57,793	(4,709)	(8.1)%
Income from operations	4,291	3,923	368	9.4%	7,545	7,441	104	1.4%
Interest expense, net	76	166	(90)	(54.2)%	185	303	(118)	(38.9)%
Income before provision for income taxes	4,215	3,757	458	12.2%	7,360	7,138	222	3.1%
Provision for income taxes	1,622	1,518	104	6.9%	2,855	2,837	18	0.6%
Net income	$2,593	$2,239	$354	15.8%	$4,505	$4,301	$204	4.7%
Diluted earnings per share	$0.51	$0.44	$0.07	15.9%	$0.89	$0.81	$0.08	9.9%

Second Quarter of Fiscal Year 2010 Compared with Second Quarter of Fiscal Year 2009

Revenues. Revenues for the second quarter of fiscal year 2010 decreased 7.5% as compared with the second quarter of fiscal year 2009, primarily due to an 8.3% decrease in commercial revenues, partially offset by a 26.3% increase in consumer revenues. Sales decreased across all commercial lines of business.

Network infrastructure sales decreased 1.2% as compared with the second quarter of fiscal year 2009, as a result of lower sales of radio frequency propagation and site support products to resellers and self-maintained users, partially offset by increased sales to public carriers and network operators. Sales of broadband products to public carriers and network operators and resellers increased slightly, but were partially offset by decreased sales to self-maintained users.

Sales in the mobile devices and accessories line of business decreased 2.1% in the second quarter of fiscal year 2010, as compared with the same period last year. The decrease was due to a 3.4% decrease in commercial sales, partially offset by a 26.3% increase in consumer sales. The decrease in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was primarily due to decreased sales to smaller resellers and users. Sales of mobile devices and accessories to SMUs and governments also decreased, but were partially offset by increased sales to public carriers and network operators.

Revenues from our installation, test and maintenance line of business decreased 38.0% from the corresponding prior-year quarter, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as well as decreased sales of test equipment, tools and supply products across all of our market categories. In January 2009, we extended our components relationship with Nokia through December 2010. As part of this extension, Nokia now plays a larger, and we a smaller, role in servicing a group of larger customers. We continue to earn fees from Nokia to fulfill product to these larger customers, but as a result of our reduced role in these transactions, we receive a smaller fee and we account for these sales on a net basis. We continue to manage the complete supply chain as primary obligor for smaller customers so we continue to record sales to these smaller customers on a gross basis. Because of the evolution of our relationship with Nokia, it has become less material to our consolidated financial statements, and we expect that trend to continue.

Gross Profit. Gross profit for the second quarter of fiscal year 2010 decreased 7.6% as compared with the second quarter of fiscal year 2009. Total commercial gross profit decreased 8.2%, while consumer gross profit increased 9.3%. Gross profit margin remained flat at 23.8% in the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009. Gross profit margin in our network infrastructure segment decreased from 27.2% in the second quarter of fiscal year 2009 to 26.7% in the second quarter of fiscal year 2010. This decrease in gross profit margin was a result of changes in product mix as discussed above. Gross profit margin in our mobile devices and accessories segment decreased to 22.0% in the second quarter of this fiscal year from 22.3% in the second quarter of last fiscal year. This decrease was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which decreased to 21.6% in the second quarter of fiscal year 2010 from 21.8% for the second quarter of fiscal year 2009, principally due to product mix in sales to a large tier-one carrier, AT&T Mobility. Consumer gross profit margin for our mobile devices and accessories decreased to 28.7% in the second quarter of this fiscal year from 33.2% for the second quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business increased from 21.5% in the second quarter of fiscal year 2009 to 23.2% in the second quarter of fiscal year 2010. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 9.8% in the second quarter of fiscal year 2010 as compared with the second quarter of fiscal year 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 20.6% in the second quarter of fiscal year 2010 from 21.1% in the second quarter of fiscal year 2009. The largest factors contributing to the decrease in total selling, general and administrative expenses were decreased compensation, freight out, marketing and sales promotion and corporate support expenses during the second quarter of fiscal year 2010.

Compensation costs primarily decreased due to lower temporary compensation expenses, decreased variable sales compensation based on lower gross profit and decreased quarterly bonus related to our cash and equity bonus programs as compared to last year’s second quarter. Total compensation costs, including benefits and bonus expense, decreased approximately $1.4 million in the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009.

Freight expense decreased by approximately $1.1 million due to increased efficiencies in our distribution operations, reduced rates and lower sales in the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009.

Marketing and sales promotion expenses decreased by approximately $219,500 in the second quarter of fiscal year 2010 as compared with the second quarter of fiscal year 2009, primarily due to decreased expenses incurred for travel and entertainment as well as decreased racks and graphics expense associated with our retail business.

Corporate support expenses decreased by approximately $205,600, primarily due to lower estimated sales tax audit exposure in the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $299,900 and $226,500 for the second quarter ended September 27, 2009 and September 28, 2008, respectively.

Interest Expense, Net. Net interest expense decreased from $165,900 in the second quarter of fiscal year 2009 to $76,300 in the second quarter of fiscal year 2010, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the second quarter of fiscal year 2010 was 38.5% as compared with 40.4% in the second quarter of fiscal year 2009. The decrease in the tax rate is primarily attributable to changes in the relationship between non-deductible expenses and taxable income as well as changes in our state tax effective rate. As a result of the factors discussed above, net income for the second quarter of fiscal year 2010 increased 15.8% and diluted earnings per share increased 15.9% compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2010 Compared with First Six Months of Fiscal Year 2009

Revenues. Revenues for the first six months of fiscal year 2010 decreased 9.1% as compared with the first six months of fiscal year 2009, primarily due to a 9.8% decrease in commercial revenues, partially offset by a 23.9% increase in consumer revenues. Sales decreased across all commercial lines of business.

Sales in the network infrastructure line of business decreased 4.1% in the first six months of fiscal year 2010, as compared with the prior-year period. The decrease was primarily the result of lower sales of radio frequency propagation and site support products in our public carriers and network operators market, partially offset by higher sales to resellers and

SMUs and governments. Sales of broadband products decreased in our resellers and SMUs and governments markets, but were partially offset by an increase in sales to our public carriers and network operators. Our overall decrease in sales of network infrastructure products was in sales to resellers and SMUs and governments, partially offset by an increase in sales to public carriers and network operators.

Mobile devices and accessories sales declined as compared with the first six months of fiscal year 2009, primarily due to a 5.9% decrease in commercial sales, partially offset by a 23.9% increase in consumer sales. Sales in the commercial mobile devices and accessories line of business decreased across all market categories.

Revenues from our installation, test and maintenance line of business had a 32.7% decrease from the prior year, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as well as decreased sales of test equipment, tools and supply products across all of our market categories. In January 2009, we extended our components relationship with Nokia through December 2010. As part of this extension, Nokia now plays a larger, and we a smaller, role in servicing a group of larger customers. We continue to earn fees from Nokia to fulfill product to these larger customers, but as a result of our reduced role in these transactions, we receive a smaller fee and we account for these sales on a net basis. We continue to manage the complete supply chain as primary obligor for smaller customers so we continue to record sales to these smaller customers on a gross basis. Because of the evolution of our relationship with Nokia, it has become less material to our consolidated financial statements, and we expect that trend to continue.

Gross Profit. Gross profit for the first six months of fiscal year 2010 decreased 7.1% as compared with the first six months of fiscal year 2009. Total commercial gross profit decreased 7.4%, while consumer gross profit increased 2.6% over the prior year. Gross profit margin increased to 25.1% in the first six months of fiscal year 2010 from 24.5% in the first six months of fiscal year 2009. Gross profit margin in our network infrastructure segment increased from 27.2% in the first six months of fiscal year 2009 to 27.3% in the first six months of 2010. Gross profit margin in our mobile devices and accessories segment increased to 24.0% in the first six months of this fiscal year from 23.6% in the first six months of last fiscal year primarily due to product mix in sales to a large tier-one carrier, AT&T Mobility. Commercial gross profit margin for our mobile devices and accessories increased to 23.7% in the first six months of this fiscal year from 23.0% for the first six months of last fiscal year. Consumer gross profit margin for our mobile devices and accessories decreased to 29.1% in the first six months of this fiscal year from 35.1% for the first six months of last fiscal year. In our installation, test and maintenance segment, gross profit margin increased to 22.8% in the first six months of fiscal year 2010 from 22.0% in the first six months of fiscal year 2009. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 8.1% in the first six months of fiscal year 2010 as compared with the first six months of fiscal year 2009. Selling, general and administrative expenses as a percentage of revenues increased to 22.0% in the first six months of fiscal year 2010 from 21.7% in the first six months of fiscal year 2009. The largest factors contributing to the decrease in total selling, general and administrative expenses were decreased compensation, freight out, marketing and sales promotion and corporate support expenses during the first six months of fiscal year 2010.

Compensation costs primarily decreased due to decreased quarterly bonus and 401(k) expenses related to our cash and equity bonus programs as compared to the first six months of last fiscal year as well as decreased temporary compensation expenses and variable sales compensation based on lower gross profit. Total compensation costs, including benefits and bonus expense, decreased approximately $2.3 million in the first six months of fiscal year 2010, as compared to the first six months of fiscal year 2009.

Freight expense decreased by approximately $1.1 million due to increased efficiencies in our distribution operations, reduced rates and lower sales in the first six months of fiscal year 2010 as compared to the first six months of fiscal year 2009.

Marketing and sales promotion expenses decreased by approximately $634,500 in the first six months of fiscal year 2010 as compared with the first six months of fiscal year 2009, primarily due to decreased racks and graphics expense associated with our retail business, decreased print and online advertising as well as decreased expenses incurred for travel and entertainment.

Corporate support expenses decreased approximately $242,000 over the first six months of the prior year, primarily due to lower estimated sales tax audit exposure and recruiting expenses, partially offset by increased bad debt expenses and consulting services expenses.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $855,900 and $493,200 for first six months of fiscal year 2010 and fiscal year 2009, respectively. This increase in bad debt expense is related to customer write-offs during the first six months of this fiscal year and the anticipation for further increases in write-offs related to outstanding receivables as of September 27, 2009, due largely to the downturn in the global economy as discussed above.

Interest Expense, Net. Net interest expense decreased from $302,700 in the first six months of fiscal year 2009 to $185,600 in the first six months of fiscal year 2010, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the first six months of fiscal year 2010 was 38.8% as compared with 39.7% in the first six months of fiscal year 2009. The decrease in the tax rate is primarily attributable to changes in the relationship between non-deductible expenses and taxable income as well as changes in our state tax effective rate. As a result of the factors discussed above, net income and diluted earnings per share for the first six months of fiscal year 2010 increased 4.7% and 9.9%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Six Months Ended
	September 27, 2009	September 28, 2008
Cash flows provided by operating activities	$11,965,900	$10,825,500
Cash flows used in investing activities	(3,299,800)	(2,548,700)
Cash flows used in financing activities	(872,900)	(8,956,100)
Net increase (decrease) in cash and cash equivalents	$7,793,200	$(679,300)

We generated $12.0 million of net cash from operating activities in the first six months of fiscal year 2010 compared with $10.8 million in the first six months of fiscal year 2009. In the first six months of fiscal year 2010, our cash inflow from operating activities was primarily driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as by a significant increase in accounts payable, partially offset by an increase in trade accounts receivable and an increase in product inventory. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts. The increase in trade accounts receivable is primarily due to the timing of sales and collections largely related to our large tier-one carrier. The increased inventory levels are to improve our inventory availability for our customers and prepare for the winter holiday season.

Capital expenditures of $0.9 million in the first six months of fiscal year 2010 were down from expenditures of $1.2 million in the first six months of fiscal year 2009. In both periods, capital expenditures primarily consisted of investments in information technology.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations of up to $15.5 million accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post acquisition of certain minimum earnings thresholds. Of the $3.9 million cash amount paid at closing, $1.5 million was a non-refundable prepayment against future earn-out obligations, amortizable over the four-year period. To the extent that the minimum earnings thresholds are not achieved over the remainder of the four-year period, we will not be able to apply the remainder of this prepayment ($375,000 as of September 27, 2009). To date, we have paid $5.9 million in earn-out payments, thus the maximum amount of contingent future earn-out payments that could be earned through April 2010 is $9.6 million. Contingent payments made under the terms of the acquisition agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded through April 2010, if earnings targets are achieved. For the six month period ended September 27, 2009, approximately $2.4 million in earn-out payments were made, based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement. As of September 27, 2009, an additional earn-out obligation of $100,000 has been accrued and is anticipated to be paid, along with any additional amounts earned over the remaining six months of fiscal year 2010, in the first quarter of fiscal year 2011.

Net cash used in financing activities was $0.9 million in the first six months of fiscal year 2010 compared with a net cash outflow from financing activities of $9.0 million for the first six months of fiscal year 2009. For the first six months of fiscal year 2010, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as an excess tax loss from stock-based compensation, partially offset by the proceeds from our Baltimore County Economic Development Revolving Loan Fund. The excess tax loss is due to the ultimate tax deduction we will be able to recognize for awards that vested during the period being less than the cumulative compensation cost previously recognize for financial reporting purposes. For the first six months of fiscal year 2009, our cash outflow from financing activities was primarily driven by net repayments on our revolving line of credit and treasury stock purchases. During the first six months of fiscal year 2010, we did not repurchase any shares of our outstanding common stock pursuant to our stock buyback program, compared with 69,392 shares purchased during the first six months of fiscal year 2009. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the second quarter of fiscal year 2010, a total of 2,311,128 shares have been purchased under this program for approximately $30.3 million, or an average price of $13.12 per share. The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate pursuant to this program, and therefore, 84,439 shares remained available to be purchased as of the end of the second quarter of fiscal year 2010. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. See Note 10 to the consolidated financial statements for additional discussion of the Brightpoint transaction.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Pursuant to a recent Third Modification Agreement, the term of the facility was extended (from May 2010) to May 31, 2012; and the amount of allowable dividend payments was increased from $2.0 million (the previous stated amount) to $2.5 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. Also in connection with the modification, we agreed to pay a $175,000 modification fee, and agreed to increases in the applicable margins (from a range of 1.25% to 2.75% to a range of 2.25% to 3.25%) and unused facility fee, which is not unusual in the current lending environment. In an effort to offset the impact of the increase in the unused facility fee, we considered our track record of positive cash flows and relatively small historical borrowings under the facility, and in connection with the modification requested and obtained a reduction in the maximum available principal amount to $35 million, from $50 million. Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth covenant, a minimum cash flow to debt service ratio, and a maximum funded debt to EBITDA ratio. Certain of these covenants were modified pursuant to the Third Modification Agreement, on a going forward basis. The applicable terms also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, issuance of additional debt and other matters. As of September 27, 2009, we had a zero balance outstanding on our revolving credit facility; therefore, we had the full committed amount ($35 million) available, subject to the limitations imposed by the borrowing base and continued compliance with the other applicable terms, including the covenants discussed above. Pursuant to the terms of this facility, we are permitted to repurchase up to $25 million of common stock from May 31, 2007 forward. As of September 27, 2009, we had repurchased an aggregate of $13 million of common stock since May 31, 2007, leaving $12 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders, having an original principal amount of $5.5 million and secured by our Hunt Valley, Maryland facility. Accordingly, the Third Modification Agreement also has the effect of amending the financial covenants applicable to the Term Loan. At September 27, 2009, the principal balance of this term loan was $3.3 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity, April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 27, 2009, the principal balance of this term loan was approximately $240,500.

We are also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At September 27, 2009, the principal balance of this note was approximately $324,000.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and declared an initial quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, paid on August 26, 2009, to shareholders of record as of August 12, 2009. On October 20, 2009, we announced a cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on November 25, 2009 to shareholders of record as of November 11, 2009. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement regarding fair value measurements, previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” The purpose of this accounting pronouncement, found under Accounting Standards Codification 820 (“ASC 820”) is to provide guidance for using fair value to measure assets and liabilities. The pronouncement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The pronouncement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of ASC 820 for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in our case, the fiscal year beginning March 30, 2009. We adopted ASC 820 for our financial assets and liabilities effective as of March 31, 2008, and adopted ASC 820 for non-financial assets and liabilities effective March 30, 2009. The adoption of ASC 820 did not have a material impact on our consolidated financial statements. See Note 5 to the consolidated financial statements for additional disclosure.

In December 2007, the FASB issued an accounting pronouncement regarding business combinations, previously referred to as SFAS No. 141(R), “Business Combinations.” The purpose of this accounting pronouncement, found under ASC 805, is to improve the information provided in financial reports about a business combination and its effects. The pronouncement requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. The pronouncement requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. The pronouncement is effective for fiscal years beginning on or after December 15, 2008. We adopted the pronouncement on March 30, 2009 for any acquisitions made subsequent to that date. The adoption of the pronouncement did not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

In March 2008, the FASB issued an accounting pronouncement regarding enhanced disclosure of derivative instruments, previously referred to as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” Under the accounting pronouncement, found under ASC 815-10, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this pronouncement are effective for periods beginning after November 15, 2008, and both early application and comparative disclosures are encouraged. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued an accounting pronouncement extending the disclosure requirements for financial instruments, previously referred to as FASB Staff position No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The accounting pronouncement, found under ASC 825-10-50, extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements. The pronouncement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the pronouncement effective June 28, 2009. The adoption of the pronouncement did not have a material impact on our consolidated financial statements. See Note 5 to the consolidated financial statements for additional disclosure.

In May 2009, the FASB issued an accounting pronouncement regarding the disclosure of subsequent events, previously referred to as SFAS No. 165, “Subsequent Events.” The accounting pronouncement, found under ASC 855-10, provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. The pronouncement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The pronouncement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the pronouncement did not have a material impact on our consolidated financial statements. See Note 12 to the consolidated financial statements for additional disclosure.

In July 2009, the FASB issued an accounting pronouncement establishing a new source of authorative United States Generally Accepted Accounting Principles (“GAAP”), previously referred to as SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB SFAS No. 162.” The accounting pronouncement, found under ASC 105, established the Accounting Standards Codification (the “Codification”). Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification will be the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local income tax returns are currently under examination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of September 27, 2009, the Board of Directors has authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. During the second quarter of fiscal year 2010, the Company did not repurchase any shares of its common stock for pursuant to this program. As of September 27, 2009, we had purchased an aggregate of 2,311,128 shares of our outstanding common stock pursuant to this program for approximately $30.3 million, or an average price of $13.12 per share. Accordingly, as of September 27, 2009, 84,439 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, the stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. See Note 10 to the consolidated financial statements for additional discussion of the Brightpoint transaction. Our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association, limit to $25 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of September 27, 2009, we had the ability to purchase approximately $12 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The information regarding the submission of matters to a vote of security holders, set forth on page 24 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 28, 2009, filed with the SEC on August 12, 2009, is incorporated herein by reference.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)                EXHIBITS:

10.1

Third Modification Agreement, made effective July 22, 2009, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed August 12, 2009).

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

TESSCO TECHNOLOGIES INCORPORATED

Date: November 11, 2009	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)