Form 10-Q
period 2009-12-27
TESSCO TECHNOLOGIES INC
filed 2010-02-10
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

or

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

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 29, 2010, was 4,801,693.

TESSCO TECHNOLOGIES INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Balance Sheets

	December 27, 2009	March 29, 2009

ASSETS

Current assets:
Cash and cash equivalents	$5,510,400	$599,800
Trade accounts receivable, net	55,112,100	44,601,300
Product inventory, net	58,832,200	36,540,400
Deferred tax assets	4,366,700	4,366,700
Prepaid expenses and other current assets	1,580,400	2,168,500
Total current assets	125,401,800	88,276,700

Property and equipment, net	20,924,900	21,566,900
Goodwill, net	9,017,700	6,550,700
Other long-term assets	2,012,100	2,258,300
Total assets	$157,356,500	$118,652,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$67,123,200	$40,481,600
Payroll, benefits and taxes	8,597,800	6,494,400
Income and sales tax liabilities	4,557,600	2,908,400
Accrued expenses and other current liabilities	1,441,800	1,405,900
Current portion of long-term debt	377,800	361,400
Total current liabilities	82,098,200	51,651,700

Deferred tax liabilities	2,416,000	2,416,000
Long-term debt, net of current portion	3,436,400	3,481,700
Other long-term liabilities	1,585,500	937,000
Total liabilities	89,536,100	58,486,400

Shareholders’ equity:
Preferred stock	—	—
Common stock	81,400	80,100
Additional paid-in capital	36,360,800	34,503,700
Treasury stock	(42,819,400)	(42,155,700)
Retained earnings	74,307,400	67,880,900
Accumulated other comprehensive loss, net of tax	(109,800)	(142,800)
Total shareholders’ equity	67,820,400	60,166,200
Total liabilities and shareholders’ equity	$157,356,500	$118,652,600

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended			Nine Months Ended
	December 27, 2009	December 28, 2008		December 27, 2009	December 28, 2008

Revenues	$149,721,200	$118,943,300		$391,476,200	$384,785,300
Cost of goods sold	116,932,800	89,675,900		298,058,700	290,284,400
Gross profit	32,788,400	29,267,400		93,417,500	94,500,900
Selling, general and administrative expenses	27,939,700	26,868,200		81,023,400	84,660,800
Income from operations	4,848,700	2,399,200		12,394,100	9,840,100
Interest expense, net	90,600	213,700		276,200	516,400
Income before provision for income taxes	4,758,100	2,185,500		12,117,900	9,323,700
Provision for income taxes	1,850,900	944,100		4,706,100	3,780,900
Net income	$2,907,200	$1,241,400		$7,411,800	$5,542,800
Basic earnings per share	$0.59	$0.26	*	$1.51	$1.09	*
Diluted earnings per share	$0.56	$0.25	*	$1.45	$1.06	*

Cash dividends declared per common share	$0.10	$—		$0.20	$—

* Prior year basic and diluted earnings per share have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Note 3 for further discussion.

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 27, 2009	December 28, 2008

Cash flows from operating activities:
Net income	$7,411,800	$5,542,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,086,000	3,164,900
Gain on sale of property and equipment	—	(157,600)
Non-cash stock compensation expense	1,750,600	1,350,500
Deferred income taxes and other	918,800	(61,800)
Change in trade accounts receivable	(10,510,800)	10,875,100
Change in product inventory	(22,291,800)	(2,605,800)
Change in prepaid expenses and other current assets	646,400	(755,800)
Change in trade accounts payable	26,556,600	(11,849,400)
Change in payroll, benefits and taxes	2,103,400	3,446,000
Change in income and sales tax liabilities	1,649,200	(700,200)
Change in accrued expenses and other current liabilities	101,800	291,800
Net cash provided by operating activities	11,422,000	8,540,500

Cash flows from investing activities:
Purchases of property and equipment	(2,318,400)	(2,491,100)
Proceeds from sale of property and equipment	—	220,000
Additional earn-out payments on acquired businesses	(2,382,000)	(1,309,000)
Net cash used in investing activities	(4,700,400)	(3,580,100)

Cash flows from financing activities:
Net borrowings on revolving line of credit	—	2,829,100
Payments on long-term debt	(278,900)	(269,500)
Proceeds from debt issuance	250,000	—
Proceeds from issuance of stock	57,600	58,700
Cash dividends paid	(985,300)	—
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(484,900)	(8,419,600)
Payments of debt issue costs	(175,000)	—
Excess tax (loss) benefit from stock-based compensation	(194,500)	187,900
Net cash used in financing activities	(1,811,000)	(5,613,400)

Net increase (decrease) in cash and cash equivalents	4,910,600	(653,000)

Cash and cash equivalents, beginning of period	599,800	2,086,200

Cash and cash equivalents, end of period	$5,510,400	$1,433,200

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Notes to Unaudited Consolidated Financial Statements

December 27, 2009

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

Note 2. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard to provide guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of this standard for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in the Company’s case, the fiscal year beginning March 30, 2009. The Company adopted this standard for its financial assets and liabilities effective as of March 31, 2008, and adopted the standard for non-financial assets and liabilities effective March 30, 2009. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. See Note 5 for additional disclosures.

In December 2007, the FASB issued a new standard establishing principles and guidance regarding the information provided in financial reports about a business combination and its effects. The standard requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. The standard requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. The standard is effective for fiscal years beginning on or after December 15, 2008. In April 2009, the FASB issued an amendment to this standard to clarify the initial and subsequent accounting disclosures of contingencies in a business combination. The Company adopted this standard effective March 30, 2009 for any acquisitions made subsequent to that date. The adoption of the standard did not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

In March 2008, the FASB issued a new standard requiring entities to provide enhanced disclosure of derivative instruments. Under the accounting standard, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under other accounting standards and the related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this standard are effective for periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a new standard requiring disclosures about the fair value of financial instruments for interim financial statements in addition to annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. The Company adopted the standard effective June 28, 2009. The adoption of the standard did not have a material impact on the Company’s interim consolidated financial statements. See Note 5 for additional disclosures.

In May 2009, the FASB issued a new standard establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. See Note 12 for additional disclosures.

In July 2009, the FASB established “The FASB Accounting Standards Codification” (the “Codification”). The Codification replaced the United States Generally Accepted Accounting Principles (“GAAP”) and became the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

Note 3. Accounting Changes

In June 2008, the FASB issued a new standard addressing how entities account for participating securities. The standard provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method under the accounting standards and related interpretations. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Restricted stock of the Company of 105,000 shares as of December 27, 2009 are considered participating securities since the award contains a non-forfeitable right to dividends irrespective of whether the stock ultimately vests. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Company retrospectively adjusted earnings per share data to conform to the provisions of the standard. Accordingly, the Company adopted the standard effective March 30, 2009 and computed earnings per share using the two-class method for all periods presented. The standard reduced full fiscal year 2009, 2008 and 2007 diluted earnings per common share by $0.03, $0.02 and $0.01, respectively, and reduced third quarter and first nine months of fiscal year 2009 diluted earnings per common share by less than $0.01 and $0.03, respectively. See Note 6 for additional disclosures.

Note 4. Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 27, 2009 includes $598,800 and $1,750,600, respectively, of non-cash stock compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 28, 2008 includes $268,600 and $1,350,500, respectively, of non-cash stock compensation expense. Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax (loss) benefit directly to shareholders’ equity of ($194,500) and $187,900, primarily related to the PSUs which vested during the nine months ended December 27, 2009 and December 28, 2008, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal year 2010:

	Nine Months Ended December 27, 2009	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	359,494	$12.10
Granted	264,000	8.77
Vested	(94,529)	12.29
Forfeited/cancelled	(75,880)	11.71
Shares available for issue under outstanding PSUs, non-vested end of period	453,085	$10.12

Of the 453,085 shares available for issuance under outstanding PSUs, but not yet vested as of December 27, 2009, 189,085 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2010, 2011 and 2012.

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

If the maximum target of PSUs granted in fiscal year 2010 is assumed to be earned, total unrecognized compensation costs on these and all other earned but unvested PSU’s would be approximately $1.9 million as of December 27, 2009 and would be expensed through fiscal year 2013.

Stock Options: In accordance with the FASB standard regarding stock compensation and share-based payments, the fair value of the Company’s stock options has been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Outstanding stock options have exercise prices equal to the market price of the Company’s common stock on the grant date.

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of December 27, 2009, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the nine months ended December 27, 2009:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$8.35
Granted	—	—
Exercised	(15,000)	11.92
Cancelled	—	—
Outstanding and exercisable, end of period	120,000	7.89

Restricted Stock: In fiscal year 2007, the Company granted 150,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $15.84. No other shares of restricted stock are currently issued as awards under the 1994 Plan. As of December 27, 2009, 105,000 shares remain unvested and there was no activity related to these restricted shares during the first nine months of fiscal year 2010. As of December 27, 2009, there was approximately $1.5 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately six years.

Note 5. Fair Value of Financial Instruments

The Company complies with the FASB standard regarding fair value measurement and disclosure requirements for assets and liabilities carried at fair value.  Accordingly, assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table presents information about assets and liabilities recorded at fair value on the accompanying Consolidated Balance Sheet:

	Balance at December 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Interest rate swap agreement, net of tax	$(109,800)	$—	$(109,800)	$—
Total assets at fair value	$(109,800)	$—	$(109,800)	$—

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company’s existing term loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. The Company anticipates retaining at least some portion of the interest rate swap agreement throughout the period of the term loan. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income (loss), has been, or is anticipated to be reclassified into earnings. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swap’s provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 27, 2009 and March 29, 2009 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of December 27, 2009 and March 29, 2009 is estimated as follows:

	December 27, 2009		March 29, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,281,300	$3,113,200	$3,450,000	$3,228,500
Note payable to the Maryland Economic Development Corporation	$298,100	$285,400	$393,100	$391,100
Note payable to Baltimore County	$234,800	$202,100	$—	$—

Note 6. Earnings Per Share

Effective March 30, 2009, the Company complied with the FASB standard regarding the accounting for participating securities. The standard requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, expect per share amounts
	Fiscal Quarter Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Earnings per share — Basic:
Net earnings	$2,907	$1,241	$7,412	$5,543
Less: Distributed and undistributed earnings allocated to nonvested stock	(62)	(31)	(159)	(131)
Earnings available to common shareholders — Basic	$2,845	$1,210	$7,253	$5,412

Weighted average common shares outstanding — Basic	4,812	4,743	4,799	4,945

Earnings per common share — Basic	$0.59	$0.26	$1.51	$1.09

Earnings per share — Diluted:
Net earnings	$2,907	$1,241	$7,412	$5,543
Less: Distributed and undistributed earnings allocated to nonvested stock	(59)	(29)	(154)	(128)
Earnings available to common shareholders — Diluted	$2,848	$1,212	$7,258	$5,415

Weighted average common shares outstanding — Basic	4,812	4,743	4,799	4,945
Effect of dilutive options	298	129	196	140
Weighted average common shares outstanding — Diluted	5,110	4,872	4,995	5,085

Earnings per common share — Diluted	$0.56	$0.25	$1.45	$1.06

Anti-dilutive equity awards not included above	—	30,000	—	—

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at December 27, 2009 relates to acquisitions within its Network Infrastructure line of business. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the third quarter of fiscal years 2010 and 2009 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended December 27, 2009
Commercial revenues:
Public carriers and network operators	$13,710	$566	$2,884	$17,160
Resellers	18,297	78,294	1,694	98,285
SMUs and governments	17,073	3,624	10,001	30,698
Total commercial revenues	49,080	82,484	14,579	146,143
Consumer revenues	—	3,578	—	3,578
Total revenues	$49,080	$86,062	$14,579	$149,721

Commercial gross profit:
Public carriers and network operators	$3,151	$142	$675	$3,968
Resellers	4,733	15,185	385	20,303
SMUs and governments	4,356	1,024	1,882	7,262
Total commercial gross profit	12,240	16,351	2,942	31,533
Consumer gross profit	—	1,255	—	1,255
Total gross profit	$12,240	$17,606	$2,942	$32,788

Selling, general and administrative expenses				27,939
Income from operations				4,849
Interest expense, net				91
Income before provision for income taxes				4,758
Provision for income taxes				1,851
Net income				$2,907

Product inventory	$23,636	$30,693	$4,503	$58,832

Fiscal Quarter ended December 28, 2008
Commercial revenues:
Public carriers and network operators	$11,340	$535	$3,073	$14,948
Resellers	17,981	48,432	2,491	68,904
SMUs and governments	14,300	3,747	14,389	32,436
Total commercial revenues	43,621	52,714	19,953	116,288
Consumer revenues	—	2,655	—	2,655
Total revenues	$43,621	$55,369	$19,953	$118,943

Commercial gross profit:
Public carriers and network operators	$2,814	$139	$687	$3,640
Resellers	4,906	10,973	656	16,535
SMUs and governments	3,736	1,076	3,427	8,239
Total commercial gross profit	11,456	12,188	4,770	28,414
Consumer gross profit	—	853	—	853
Total gross profit	$11,456	$13,041	$4,770	$29,267

Selling, general and administrative expenses				26,868
Income from operations				2,399
Interest expense, net				214
Income before provision for income taxes				2,185
Provision for income taxes				944
Net income				$1,241

Product inventory	$24,048	$23,433	$4,182	$51,663

Segment activity for the first nine months of fiscal years 2010 and 2009 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine Months ended December 27, 2009
Commercial revenues:
Public carriers and network operators	$38,261	$1,571	$7,902	$47,734
Resellers	54,684	188,625	5,520	248,829
SMUs and governments	42,984	10,347	30,820	84,151
Total commercial revenues	135,929	200,543	44,242	380,714
Consumer revenues	—	10,762	—	10,762
Total revenues	$135,929	$211,305	$44,242	$391,476

Commercial gross profit:
Public carriers and network operators	$9,224	$406	$1,934	$11,564
Resellers	15,054	40,912	1,304	57,270
SMUs and governments	11,704	3,060	6,475	21,239
Total commercial gross profit	35,982	44,378	9,713	90,073
Consumer gross profit	—	3,344	—	3,344
Total gross profit	$35,982	$47,722	$9,713	$93,417

Selling, general and administrative expenses				81,023
Income from operations				12,394
Interest expense, net				276
Income before provision for income taxes				12,118
Provision for income taxes				4,706
Net income				$7,412

Product inventory	$23,636	$30,693	$4,503	$58,832

Nine Months ended December 28, 2008
Commercial revenues:
Public carriers and network operators	$35,545	$1,655	$10,133	$47,333
Resellers	57,072	165,185	7,228	229,485
SMUs and governments	41,563	11,276	46,677	99,516
Total commercial revenues	134,180	178,116	64,038	376,334
Consumer revenues	—	8,451	—	8,451
Total revenues	$134,180	$186,567	$64,038	$384,785

Commercial gross profit:
Public carriers and network operators	$9,124	$468	$2,311	$11,903
Resellers	15,652	37,059	1,888	54,599
SMUs and governments	11,303	3,556	10,250	25,109
Total commercial gross profit	36,079	41,083	14,449	91,611
Consumer gross profit	—	2,890	—	2,890
Total gross profit	$36,079	$43,973	$14,449	$94,501

Selling, general and administrative expenses				84,661
Income from operations				9,840
Interest expense, net				516
Income before provision for income taxes				9,324
Provision for income taxes				3,781
Net income				$5,543

Product inventory	$24,048	$23,433	$4,182	$51,663

Note 8. Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Net income	$2,907,200	$1,241,400	$7,411,800	$5,542,800
Change in value of interest rate swap, net of tax	12,200	(101,700)	33,000	(41,600)
Total comprehensive income	$2,919,400	$1,139,700	$7,444,800	$5,501,200

Note 9. Borrowings Under Revolving Credit Facility and Long-Term Debt

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

In addition, on July 23, 2009, the Company and its primary operating subsidiaries, as borrowers, executed and delivered a Third Modification Agreement (the “Third Modification Agreement”), dated as of July 22, 2009, with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement and related promissory note for the Company’s existing unsecured revolving credit facility.

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

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company’s existing Term Loan with the same lenders, having an original principal amount of $5.5 million. Accordingly, the Third Modification Agreement also had the effect of amending the financial covenants applicable to the Term Loan.

The Company is also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland.

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of December 27, 2009, the Board of Directors had authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of December 27, 2009, the Company had purchased 2,335,258 shares under the stock buyback program for approximately $30.7 million, or an average of $13.14 per share. Of the total shares repurchased under the stock buyback program, 24,130 shares were repurchased in the first nine months of fiscal year 2010 for approximately $0.4 million. As of December 27, 2009, 60,309 shares remained available for repurchase under this program.

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

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 27, 2009 and December 28, 2008 the allocated value of the shares withheld totaled $126,500 and $230,200, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and nine months ended December 27, 2009, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 34% and 29% of total revenues, respectively. For the fiscal quarter and nine months ended December 28, 2008, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 20% and 23% of total revenues, respectively.

Note 12. Subsequent Events

The Company has evaluated all subsequent events from the fiscal quarter ended December 27, 2009 through February 10, 2010, the date the financial statements were issued.

On January 13, 2010, the Company declared a quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on March 1, 2010, to shareholders of record as of February 15, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

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

Our third quarter revenues increased by 25.9% compared to the third quarter of last year. This increase was driven by growth in our network infrastructure and mobile devices and accessories commercial lines of business, partially offset by a decline in our installation, test and maintenance commercial line of business. Gross profits also increased in our network infrastructure and mobile devices and accessories commercial lines of business, and were partially offset by a decline in our installation, test and maintenance commercial line of business. This overall increase in gross profit, offset slightly by a modest increase in operating expenses to support our growth initiatives and increased order volume, resulted in a 134.2% increase in net income and a 124.0% increase in diluted earnings per share over the prior-year quarter.

The current global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, rising unemployment and concerns that the worldwide economy may experience a prolonged recessionary period — may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. Our strong third quarter performance led to a slight growth in the average number of monthly buying customers and in the average dollars purchased for each buying customer for the first nine months of fiscal year 2010 as compared to the same period of fiscal year 2009. Accordingly, we believe that the economy is beginning to show signs of improvement, but we still believe that our customers are continuing to experience difficultly in the current economic environment. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation. The impact of the crisis on our liquidity is further discussed below under the heading “Liquidity and Capital Resources.”

Nokia, Inc. (Nokia) has recently notified us of their intent to terminate our repair and replacement parts arrangement effective July 31, 2010 upon payment to us of a small early termination fee. Accordingly, revenues and gross profits from this relationship will cease on that date. In January 2009, we had extended our relationship with Nokia. As part of this extension, Nokia has played a larger, and we a smaller, role in servicing a group of larger customers. We have continued to earn fees from Nokia to fulfill product, but as a result of our reduced role in these transactions, we receive a smaller fee and account for these sales on a net basis. Because of the evolution of our relationship with Nokia, it has become less material to our consolidated financial statements. During the third quarter and first nine months of fiscal year 2010, sales of Nokia product pursuant to this relationship accounted for approximately 3% and 4% of total sales, respectively.

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

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and nine months ended December 27, 2009 and December 28, 2008:

	Fiscal Quarters Ended				Nine Months Ended
(Amounts in thousands, except per share data)	December 27, 2009	December 28, 2008	$ Change	% Change	December 27, 2009	December 28, 2008	$ Change	% Change
Commercial revenues
Network infrastructure:
Public carriers and network operators	$13,710	$11,340	$2,370	20.9%	$38,261	$35,545	$2,716	7.6%
Resellers	18,297	17,981	316	1.8%	54,684	57,072	(2,388)	(4.2)%
SMUs and governments	17,073	14,300	2,773	19.4%	42,984	41,563	1,421	3.4%
Total network infrastructure	49,080	43,621	5,459	12.5%	135,929	134,180	1,749	1.3%
Mobile devices and accessories:
Public carriers and network operators	566	535	31	5.8%	1,571	1,655	(84)	(5.1)%
Resellers	78,294	48,432	29,862	61.7%	188,625	165,185	23,440	14.2%
SMUs and governments	3,624	3,747	(123)	(3.3)%	10,347	11,276	(929)	(8.2)%
Total mobile devices and accessories	82,484	52,714	29,770	56.5%	200,543	178,116	22,427	12.6%
Installation, test and maintenance:
Public carriers and network operators	2,884	3,073	(189)	(6.2)%	7,902	10,133	(2,231)	(22.0)%
Resellers	1,694	2,491	(797)	(32.0)%	5,520	7,228	(1,708)	(23.6)%
SMUs and governments	10,001	14,389	(4,388)	(30.5)%	30,820	46,677	(15,857)	(34.0)%
Total installation, test and maintenance	14,579	19,953	(5,374)	(26.9)%	44,242	64,038	(19,796)	(30.9)%
Total commercial revenues	146,143	116,288	29,855	25.7%	380,714	376,334	4,380	1.2%
Consumer revenues - mobile devices and accessories	3,578	2,655	923	34.8%	10,762	8,451	2,311	27.3%
Total revenues	$149,721	$118,943	$30,778	25.9%	$391,476	$384,785	$6,691	1.7%

Commercial gross profit
Network infrastructure:
Public carriers and network operators	$3,151	$2,814	$337	12.0%	$9,224	$9,124	$100	1.1%
Resellers	4,733	4,906	(173)	(3.5)%	15,054	15,652	(598)	(3.8)%
SMUs and governments	4,356	3,736	620	16.6%	11,704	11,303	401	3.5%
Total network infrastructure	12,240	11,456	784	6.8%	35,982	36,079	(97)	(0.3)%
Mobile devices and accessories:
Public carriers and network operators	142	139	3	2.2%	406	468	(62)	(13.2)%
Resellers	15,185	10,973	4,212	38.4%	40,912	37,059	3,853	10.4%
SMUs and governments	1,024	1,076	(52)	(4.8)%	3,060	3,556	(496)	(13.9)%
Total mobile devices and accessories	16,351	12,188	4,163	34.2%	44,378	41,083	3,295	8.0%
Installation, test and maintenance:
Public carriers and network operators	675	687	(12)	(1.7)%	1,934	2,311	(377)	(16.3)%
Resellers	385	656	(271)	(41.3)%	1,304	1,888	(584)	(30.9)%
SMUs and governments	1,882	3,427	(1,545)	(45.1)%	6,475	10,250	(3,775)	(36.8)%
Total installation, test and maintenance	2,942	4,770	(1,828)	(38.3)%	9,713	14,449	(4,736)	(32.8)%
Total commercial gross profit	31,533	28,414	3,119	11.0%	90,073	91,611	(1,538)	(1.7)%
Consumer gross profit - mobile devices and accessories	1,255	853	402	47.1%	3,344	2,890	454	15.7%
Total gross profit	32,788	29,267	3,521	12.0%	93,417	94,501	(1,084)	(1.1)%
Selling, general and administrative expenses	27,939	26,868	1,071	4.0%	81,023	84,661	(3,638)	(4.3)%
Income from operations	4,849	2,399	2,450	102.1%	12,394	9,840	2,554	26.0%
Interest expense, net	91	214	(123)	(57.5)%	276	516	(240)	(46.5)%
Income before provision for income taxes	4,758	2,185	2,573	117.8%	12,118	9,324	2,794	30.0%
Provision for income taxes	1,851	944	907	96.1%	4,706	3,781	925	24.5%
Net income	$2,907	$1,241	$1,666	134.2%	$7,412	$5,543	$1,869	33.7%
Diluted earnings per share(1)	$0.56	$0.25	$0.31	124.0%	$1.45	$1.06	$0.39	36.8%

(1) Effective March 30, 2009, we retrospectively adopted the FASB standard addressing accounting for participating securities under the two-class method. See Note 3 to the unaudited consolidated financial statements for a discussion of the impact of the change in accounting standards.

Third Quarter of Fiscal Year 2010 Compared with Third Quarter of Fiscal Year 2009

Revenues. Revenues for the third quarter of fiscal year 2010 increased 25.9% as compared with the third quarter of fiscal year 2009, primarily due to a 25.7% increase in commercial revenues, and to a much lesser extent, a 34.8% increase in consumer revenues. Sales increased in our network infrastructure and mobile devices and accessories lines of business, but were partially offset by decreased sales in our installation, test and maintenance line of business.

Network infrastructure sales increased 12.5% as compared with the third quarter of fiscal year 2009, as a result of higher sales of broadband products across all of our market categories. Sales of radio frequency propagation and site support products increased to public carriers and network operators and self-maintained users, partially offset by decreased sales to resellers.

Sales in the mobile devices and accessories line of business increased 55.4% in the third quarter of fiscal year 2010, as compared with the same period last year. The increase was due to a 56.5% increase in commercial sales, and to a much lesser extent, a 34.8% increase in consumer sales. The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was primarily due to increased sales to a large national tier-one carrier, AT&T Mobility, as well as smaller resellers and users. Sales of mobile devices and accessories to SMUs and governments decreased, but were partially offset by increased sales to public carriers and network operators.

Revenues from our installation, test and maintenance line of business decreased 26.9% from the corresponding prior-year quarter, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia. Sales of test equipment products decreased to public carriers and network operators and resellers, but were partially offset by increased sales to self-maintained users. Sales of tools and supply products decreased to resellers and self-maintained users, but were partially offset by increased sales to public carriers and network operators. As previously discussed, as a result of the evolution of our relationship with Nokia, sales of Nokia product pursuant to this relationship have become less material to our consolidated financial statements. Nokia has recently notified us of their intent to terminate our arrangement effective July 31, 2010, upon payment to us of a small early termination fee. Accordingly, revenues and gross profits from this relationship will cease on that date.

Gross Profit. Gross profit for the third quarter of fiscal year 2010 increased 12.0% as compared with the third quarter of fiscal year 2009. Total commercial gross profit increased 11.0%, while consumer gross profit increased 47.1%. Gross profit margin decreased to 21.9% in the third quarter of fiscal year 2010 as compared to 24.6% the third quarter of fiscal year 2009. Gross profit margin in our network infrastructure segment decreased from 26.3% in the third quarter of fiscal year 2009 to 24.9% in the third quarter of fiscal year 2010. This decrease in gross profit margin was a result of changes in product mix as discussed above. Gross profit margin in our mobile devices and accessories segment decreased to 20.5% in the third quarter of this fiscal year from 23.6% in the third quarter of last fiscal year. This decrease was primarily attributable to the commercial gross profit margin for our mobile devices and accessories, which decreased to 19.8% in the third quarter of fiscal year 2010 from 23.1% for the third quarter of fiscal year 2009, principally due to product mix and a significant increase in sales to a large tier-one carrier, AT&T Mobility. Consumer gross profit margin for our mobile devices and accessories increased to 35.1% in the third quarter of this fiscal year from 32.1% for the third quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business decreased from 23.9% in the third quarter of fiscal year 2009 to 20.2% in the third quarter of fiscal year 2010. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

As total revenues and gross profits from larger customer and vendor relationships, including AT&T Mobility, increase, we occasionally experience and expect to continue to experience pricing pressures that may adversely affect future results. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 4.0% in the third quarter of fiscal year 2010 as compared with the third quarter of fiscal year 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 18.7% in the third quarter of fiscal year 2010 from 22.6% in the third quarter of fiscal year 2009. The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation and marketing and sales promotion expenses, partially offset by decreased corporate support expenses during the third quarter of fiscal year 2010.

Compensation costs primarily increased due to higher quarterly and annual bonus expenses related to our cash and equity bonus programs as compared to last year’s third quarter. During last year’s third quarter, we began to be impacted by the downturn in the global economy, resulting in lower quarterly and annual bonus expense. Total compensation costs, including benefits and bonus expense, increased approximately $2.2 million, or 14.9%, in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009.

Marketing and sales promotion expenses increased by approximately $347,000, or 15.6%, in the third quarter of fiscal year 2010 as compared with the third quarter of fiscal year 2009, primarily due to increased market development fund expense associated with our retail business, partially offset by decreased expenses incurred for trade shows, travel and entertainment.

Corporate support expenses decreased by approximately $1.2 million, or 42.8%, primarily due to lower bad debt expenses in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009, as discussed below. Professional fees and product development expenses also decreased from the third quarter of fiscal year 2009.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $110,900 and $756,800 for the third quarter ended December 27, 2009 and December 28, 2008, respectively. During the third quarter of fiscal year 2010, we experienced lower than normal bad debt expense in part to recoveries of amounts previously reserved or written off and lower reserves anticipated due to our current assessment of our customers’ ability to pay their open balances. During last year’s third quarter, bad expense was higher than normal due to additional reserves needed largely related to the downturn in the economy.

Interest Expense, Net. Net interest expense decreased from $213,700 in the third quarter of fiscal year 2009 to $90,600 in the third quarter of fiscal year 2010, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the third quarter of fiscal year 2010 was 38.9% as compared with 43.2% in the third quarter of fiscal year 2009. The decrease in the tax rate is primarily attributable to changes in the relationship between non-deductible expenses and taxable income. These changes were primarily the result of lower projected annual taxable income in the third quarter of the prior year. As a result of the factors discussed above, net income for the third quarter of fiscal year 2010 increased 134.2% and diluted earnings per share increased 124.0% compared to the corresponding prior-year quarter.

First Nine Months of Fiscal Year 2010 Compared with First Nine Months of Fiscal Year 2009

Revenues. Revenues for the first nine months of fiscal year 2010 increased 1.7% as compared with the first nine months of fiscal year 2009, primarily due to a 1.2% increase in commercial revenues, and to a much lesser extent, a 27.3% increase in consumer revenues. Sales increased in our network infrastructure and mobile devices and accessories commercial lines of business, but were partially offset by decreased sales in our installation, test and maintenance commercial line of business.

Sales in the network infrastructure line of business increased 1.3% in the first nine months of fiscal year 2010, as compared with the prior-year period. The increase was primarily the result of higher sales of broadband products across all of our market categories. Sales of radio frequency propagation and site support products decreased in our resellers market, partially offset by higher sales to public carriers and network operators and SMUs and governments. Our overall increase in sales of network infrastructure products was in sales to public carriers and network operators and SMUs and governments, partially offset by a decrease in sales to resellers.

Mobile devices and accessories sales increased as compared with the first nine months of fiscal year 2009, primarily due to a 12.6% increase in commercial sales, and to a much lesser extent, a 27.3% increase in consumer sales. Sales in the commercial mobile devices and accessories line of business increased in our resellers market, but were partially offset by decreased sales in our public carriers and network operators and SMUs and governments markets.

Revenues from our installation, test and maintenance line of business had a 30.9% decrease from the prior year, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as well as decreased sales of test equipment, tools and supply products across all of our market categories. As previously discussed, as a result of the evolution of our relationship with Nokia, sales of Nokia product pursuant to this relationship have become less material to our consolidated financial statements. Nokia has recently notified us of their intent to terminate our arrangement effective July 31, 2010, upon payment to us of a small early termination fee. Accordingly, revenues and gross profits from this relationship will cease on that date.

Gross Profit. Gross profit for the first nine months of fiscal year 2010 decreased 1.1% as compared with the first nine months of fiscal year 2009. Total commercial gross profit decreased 1.7%, while consumer gross profit increased 15.7% over the prior year. Gross profit margin decreased to 23.9% in the first nine months of fiscal year 2010 from 24.6% in the first nine months of fiscal year 2009. Gross profit margin in our network infrastructure segment decreased from 26.9% in the first nine months of fiscal year 2009 to 26.5% in the first nine months of 2010. Gross profit margin in our mobile devices and accessories segment decreased to 22.6% in the first nine months of this fiscal year from 23.6% in the first nine months of last fiscal year primarily due to product mix and an increase in sales to a large tier-one carrier, AT&T Mobility. Commercial gross profit margin for our mobile devices and accessories decreased to 22.1% in the first nine months of this fiscal year from 23.1% for the first nine months of last fiscal year. Consumer gross profit margin for our mobile devices and accessories decreased to 31.1% in the first nine months of this fiscal year from 34.2% for the first nine months of last fiscal year. In our installation, test and maintenance segment, gross profit margin decreased to 22.0% in the first nine months of fiscal year 2010 from 22.6% in the first nine months of fiscal year 2009. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 4.3% in the first nine months of fiscal year 2010 as compared with the first nine months of fiscal year 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 20.7% in the first nine months of fiscal year 2010 from 22.0% in the first nine months of fiscal year 2009. The largest factors contributing to the decrease in total selling, general and administrative expenses were decreased freight out, marketing and sales promotion and corporate support expenses during the first nine months of fiscal year 2010.

Freight expense decreased by approximately $1.5 million, or 14.0%, due to increased efficiencies in our distribution operations and reduced rates in the first nine months of fiscal year 2010 as compared to the first nine months of fiscal year 2009.

Marketing and sales promotion expenses decreased by approximately $287,600, or 4.0%, in the first nine months of fiscal year 2010 as compared with the first nine months of fiscal year 2009, primarily due to decreased racks and graphics expense associated with our retail business, decreased print and online advertising as well as decreased expenses incurred for travel and entertainment.

Corporate support expenses decreased approximately $1.4 million, or 20.1%, over the first nine months of the prior year, primarily due to lower recruiting, professional fees and bad debt expenses as well as lower estimated sales tax audit exposure, partially offset by increased consulting services expenses. The decrease in bad debt expense is discussed in more detail below.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $966,800 and $1,250,100 for first nine months of fiscal year 2010 and fiscal year 2009, respectively. During the first nine months of fiscal year 2010, we experienced lower than normal bad debt expense in part to recoveries of amounts previously reserved or written off and lower reserves anticipated due to our current assessment of our customers’ ability to pay their open balances. During the first nine months of fiscal year 2009, bad expense was higher than normal due to additional reserves needed largely related to the downturn in the economy.

Interest Expense, Net. Net interest expense decreased from $516,400 in the first nine months of fiscal year 2009 to $276,200 in the first nine months of fiscal year 2010, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the first nine months of fiscal year 2010 was 38.8% as compared with 40.6% in the first nine months of fiscal year 2009. The decrease in the tax rate is primarily attributable to changes in the relationship between non-deductible expenses and taxable income as well as changes in our state tax effective rate. As a result of the factors discussed above, net income and diluted earnings per share for the first nine months of fiscal year 2010 increased 33.7% and 36.8%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Nine Months Ended
	December 27, 2009	December 28, 2008
Cash flows provided by operating activities	$11,422,000	$8,540,500
Cash flows used in investing activities	(4,700,400)	(3,580,100)
Cash flows used in financing activities	(1,811,000)	(5,613,400)
Net increase (decrease) in cash and cash equivalents	$4,910,600	$(653,000)

We generated $11.4 million of net cash from operating activities in the first nine months of fiscal year 2010 compared with $8.5 million in the first nine months of fiscal year 2009. In the first nine months of fiscal year 2010, our cash inflow from operating activities was primarily driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as by a significant increase in accounts payable, partially offset by an increase in trade accounts receivable and an increase in product inventory. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts. The increase in trade accounts receivable is primarily due to the timing of sales and collections largely related to our large tier-one carrier. The increased inventory levels are to improve our inventory availability for our customers.

Capital expenditures of $2.3 million in the first nine months of fiscal year 2010 were down from expenditures of $2.5 million in the first nine months of fiscal year 2009. In both periods, capital expenditures primarily consisted of investments in information technology.

On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations of up to $15.5 million accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post acquisition of certain minimum earnings thresholds. Of the $3.9 million cash amount paid at closing, $1.5 million was a non-refundable prepayment against future earn-out obligations, amortizable over the four-year period. To the extent that the minimum earnings thresholds are not achieved over the remainder of the four-year period, we will not be able to apply the remainder of this prepayment ($375,000 as of December 27, 2009). The large majority of the earn-out is calculated and accrued for at the end of each of four 12 month periods that end in April of each year through 2010.  To date, we have paid $5.9 million in earn-out payments, thus the maximum amount of contingent future earn-out payments that could be earned through April 2010 is $9.6 million. Contingent payments made under the terms of the acquisition agreement are treated as an additional cost of the acquired businesses and additional goodwill has been and will continue to be recorded through April 2010, if earnings targets are achieved. During the nine month period ended December 27, 2009, approximately $2.4 million in earn-out payments were made, based on achievement of certain earnings thresholds in accordance with the terms of the purchase agreement. As of December 27, 2009, an additional earn-out obligation of $185,000 has been accrued and is anticipated to be paid, along with any additional amounts earned over the remaining three months of fiscal year 2010, in the first quarter of fiscal year 2011.

Net cash used in financing activities was $1.8 million in the first nine months of fiscal year 2010 compared with a net cash outflow from financing activities of $5.6 million for the first nine months of fiscal year 2009. For the first nine months of fiscal year 2010, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as treasury stock purchases and payments on long-term debt, partially offset by the proceeds from our term loan with Baltimore County Economic Development Fund. For the first nine months of fiscal year 2009, our cash outflow from financing activities was primarily driven by treasury stock purchases, partially offset by net borrowings on our revolving line of credit. During the first nine months of fiscal year 2010, we repurchased 24,130 shares of our outstanding common stock for approximately $0.4 million pursuant to our stock buyback program, compared with 140,523 shares purchased during the first nine months of fiscal year 2009 for approximately $1.8 million. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the third quarter of fiscal year 2010, a total of 2,335,258 shares have been purchased under this program for approximately $30.7 million, or an average price of $13.14 per share. The Board of Directors has authorized the purchase of up to 2,395,567 shares in the aggregate pursuant to this program, and therefore, 60,309 shares remained available to be purchased as of the end of the third quarter of fiscal year 2010. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction for a cost of approximately $6.4 million. See Note 10 to the unaudited consolidated financial statements for additional discussion of the Brightpoint transaction.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Pursuant to a recent Third Modification Agreement, the term of the facility was extended (from May 2010) to May 31, 2012; and the amount of allowable dividend payments was increased from $2.0 million (the previous stated amount) to $2.5 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. Also in connection with the modification, we paid a $175,000 modification fee, and agreed to increases in the applicable margins (from a range of 1.25% to 2.75% to a range of 2.25% to 3.25%) and unused facility fee, both of which are not unusual in the current lending environment. In an effort to offset the impact of the increase in the unused facility fee, we considered our track record of positive cash flows and relatively small historical borrowings under the facility, and in connection with the modification requested and obtained a reduction in the maximum available principal amount to $35 million, from $50 million. Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth covenant, a minimum cash flow to debt service ratio, and a maximum funded debt to EBITDA ratio. Certain of these covenants were modified pursuant to the recent Third Modification Agreement, on a going forward basis. The applicable terms also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, issuance of additional debt and other matters. As of December 27, 2009, we had a zero balance outstanding on our revolving credit facility; therefore, we had the full committed amount ($35 million) available, subject to the limitations imposed by the borrowing base and continued compliance with the other applicable terms, including the covenants discussed above. Pursuant to the terms of this facility, we are permitted to repurchase up to $25 million of common stock from May 31, 2007 forward. As of December 27, 2009, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $11.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders, having an original principal amount of $5.5 million and secured by our Hunt Valley, Maryland facility. Accordingly, the Third Modification Agreement also has the effect of amending the financial covenants applicable to the Term Loan. At December 27, 2009, the principal balance of this term loan was $3.3 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 27, 2009, the principal balance of this term loan was approximately $234,800.

We are also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At December 27, 2009, the principal balance of this note was approximately $298,100.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and declared an initial quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, paid on August 26, 2009, to shareholders of record as of August 12, 2009. On October 20, 2009, we announced a cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, paid on November 25, 2009 to shareholders of record as of November 11, 2009. On January 13, 2010, we announced a cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on March 1, 2010 to shareholders of record as of February 15, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of December 27, 2009, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other facts.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard to provide guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. In February 2008, the FASB partially deferred the effective date of this standard for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008 or in our case, the fiscal year beginning March 30, 2009. We adopted this standard for our financial assets and liabilities effective as of March 31, 2008, and adopted the standard for non-financial assets and liabilities effective March 30, 2009. The adoption of the standard did not have a material impact on our consolidated financial statements. See Note 5 to the unaudited consolidated financial statements for additional disclosures.

In December 2007, the FASB issued a new standard establishing principles and guidance regarding the information provided in financial reports about a business combination and its effects. The standard requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. The standard requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. The standard is effective for fiscal years beginning on or after December 15, 2008. In April 2009, the FASB issued an amendment to this standard to clarify the initial and subsequent accounting disclosures of contingencies in a business combination. We adopted this standard effective March 30, 2009 for any acquisitions made subsequent to that date. The adoption of the standard did not impact the accounting for acquisitions made by the Company prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

In March 2008, the FASB issued a new standard requiring entities to provide enhanced disclosure of derivative instruments. Under the accounting standard, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under other accounting standards and the related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of this standard are effective for periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued a new standard requiring disclosures about the fair value of financial instruments for interim financial statements in addition to annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. The Company adopted the standard effective June 28, 2009. The adoption of the standard did not have a material impact on our interim consolidated financial statements. See Note 5 to the unaudited consolidated financial statements for additional disclosures.

In May 2009, the FASB issued a new standard establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard did not have a material impact on our consolidated financial statements. See Note 12 to the unaudited consolidated financial statements for additional disclosures.

In July 2009, the FASB established “The FASB Accounting Standards Codification” (the “Codification”). The Codification replaced the United States Generally Accepted Accounting Principles (“GAAP”) and became the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 28, 2009 through October 25, 2009	—	$ N/A	—	84,439
October 26, 2009 through November 29, 2009(3)	22,699	15.91	10,539	73,900
November 30, 2009 through December 27, 2009	13,591	14.77	13,591	60,309
Total	36,290	$15.49	24,130	60,309

(1)                        Periods indicated are fiscal accounting months for the third quarter of fiscal year 2010.

(2)                        Amounts are as of the end of the fiscal accounting month or quarter, as applicable.

(3)                        Shares not repurchased as part of the Company’s publicly announced repurchase plan represents shares either withheld from or delivered to the Company by employees or directors upon stock option exercises or in connection with PSU and restricted stock awards, in order to pay related minimum tax liabilities.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of December 27, 2009, the Board of Directors has authorized the purchase of up to 2,395,567 shares of outstanding common stock under the stock buyback program. During the third quarter of fiscal year 2010, the Company repurchased 24,130 shares of its common stock for approximately $0.4 million pursuant to this program. As of December 27, 2009, we had purchased an aggregate of 2,335,258 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $13.14 per share. Accordingly, as of December 27, 2009, 60,309 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, the stock buyback program, we repurchased all 470,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. See Note 10 to the unaudited consolidated financial statements for additional discussion of the Brightpoint transaction. Our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association, limit to $25 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of December 27, 2009, we had the ability to purchase approximately $11.3 million in additional shares of common stock without violating this covenant.

Pursuant to the Third Modification Agreement, related to our unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, we are permitted to make dividend payments of up to $2.5 million in any 12-month period (an increase from the $2.0 million limit previously in effect), assuming continued compliance with the otherwise applicable terms.

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

TESSCO TECHNOLOGIES INCORPORATED

Date: February 10, 2010	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)