Form 10-K
period 2010-03-28
TESSCO TECHNOLOGIES INC
filed 2010-05-27
CIK 927355

Use these links to rapidly review the document

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 28, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-0729657 (I.R.S. Employer Identification No.)
11126 McCormick Road, Hunt Valley, Maryland (Address of principal executive offices)	21031 (Zip Code)

         Registrant's telephone number, including area code (410) 229-1000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 27, 2009, was $46,328,339.

         The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 20, 2010, was 7,401,196. The shares have been adjusted to reflect the April 2010 announcement of a stock dividend in order to effect a three-for-two stock split (see Note 3 to the Consolidated Financial Statements of this Annual Report on Form 10-K).

DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the definitive Proxy Statement for the registrant's 2010 Annual Meeting of Shareholders, scheduled to be held July 28, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1.    Business.

General

        TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects better product and value chain solutions, at lower costs, to support the construction, operation and use of mobility and data wireless systems. The convergence of wireless and the internet is revolutionizing the way the world lives and works. TESSCO is there and is committed to delivering, fast and complete, the needs of wireless system operators, contractors, resellers and self-maintained utility, transportation, enterprise and government organizations.

        We provide our customers with product and value chain solutions for the following applications:

  •
  Mobile Radio Communications

  •
  Base Station Infrastructure

  •
  Wire Area Networks

  •
  Local Area Network

  •
  Security and Surveillance Networks

  •
  Remote Monitoring and Control

  •
  Mobility and User Devices

        The products that we use in these solutions come from world class manufacturers and fall within the broad business segment categories of network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

        Our operational platform, which we refer to as our Knowledge, Configuration, Delivery and Control System (KCDC™), allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

        We began our "total source" operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Global Market (symbol: TESS), since 1994. Today, we operate 24 hours a day, seven days a week, under ISO 9001:2008 registration.

        We currently serve an average of approximately 12,400 commercial customers per month including a diversified mix of carrier and public network operators, infrastructure site owners, program managers, contractors and integrators, industrial and enterprise self-maintained users, governments, manufacturers, repair centers, retailers, dealers and value-added resellers. Additionally, we currently serve an average of approximately 800 consumers per month, including through affinity partners and direct-to-consumer programs.

        On April 28, 2010, our Board of Directors announced a stock dividend in order to effect a three-for-two stock split of our common stock. Each holder of our common stock, par value $0.01 per share, as of the close of business on May 12, 2010, will receive on May 26, 2010, a stock dividend of one additional share of common stock for every two outstanding shares held. All share prices and number of shares included in this Annual Report on Form 10-K have been retroactively restated to reflect the stock dividend for all periods presented, unless otherwise indicated. The reference from time to time herein to "split adjusted" shares is for convenience of the reader; and the absence in some places of such reference should not be construed to mean that such numbers or values are not "split adjusted," unless noted as such.

Products and Services

        We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to $75,000 and gross profit margins ranging from less than 5% to over 95%. We offer products classified into our three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance products, which accounted for approximately 35%, 55% and 10% of fiscal year 2010 revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Products include base station antennas, cable and transmission lines, fixed and mobile broadband equipment, wireless local area network (WLAN) products, wireless networking, filtering systems, small towers, lightning protection devices, connectors, security and surveillance products, power systems and miscellaneous hardware. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting, logistics integration and wireless network training. Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards as well as two-way radios and related accessories. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including providing outsourced call centers and private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians. For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 10 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

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

        As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

        As of March 28, 2010, we offered products purchased from approximately 420 manufacturers. A substantial portion of our inventory purchases are concentrated with a small number of vendors. In fiscal year 2010, sales of products purchased from our top ten vendors generated approximately 40% of our total revenues. There were no vendors whose products sold by us accounted for 10% of more of our total revenues in fiscal year 2010. Although we do not maintain long-term supply contracts with our vendors, we believe that, for other than those products purchased by us as part of our relationship with Nokia Inc. (Nokia) as described below, alternative sources of supply are available for many of the product types we carry. The agreements and arrangements on which most of our larger vendor and customer relationships are based are of limited duration and terminable by either party upon several months or otherwise short notice.

        We supply repair and replacement materials to authorized service centers for Nokia primarily in the United States and Canada. Sales of the Nokia repair and replacement materials, that we purchase from Nokia and sell to or fulfill to service centers, accounted for approximately 3% of our total revenues in fiscal year 2010. This relationship is a complete supply chain relationship and, therefore, we have no alternative sources of supply. Nokia has recently notified us of their intent to terminate our repair and replacement parts arrangement effective July 31, 2010. Accordingly, revenues and gross profits from this relationship will cease on that date. We also sell products other than Nokia repair and replacement materials to many of these customers. When this arrangement with Nokia terminates in July 2010, we will maintain the ability to sell our other products to these customers.

        We are dedicated to superior performance and quality and consistency of service in an effort to maintain and expand vendor relationships but there can be no assurance that we will continue to be successful in this regard in the future, or that competitive pressures or other events beyond our control will not have a negative impact on our ability to maintain these relationships or to continue to derive revenues from these relationships.

Customers

        Our customer base consists of commercial customers and consumers, which accounted for approximately 97% and 3%, respectively, of fiscal year 2010 revenues. Commercial customers share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system and/or products. We categorize our commercial customers into three different categories: 1) public carriers and network operators, 2) resellers and 3) self-maintained users (SMUs) and governments, which accounted for approximately 13%, 64% and 20%, respectively, of fiscal year 2010 revenues.

        Public carriers and network operators are system operators that are generally responsible for building and maintaining the public infrastructure system and providing airtime service to individual subscribers.

        Resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment for the enterprise and consumer markets. These resellers include local and national value-added resellers and retailers.

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

        Our largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 30% of our revenues during fiscal year 2010. Our next nine largest customer relationships accounted for 10% of our total revenues during fiscal year 2010, and therefore, our top ten customer relationships totaled 40% of our total revenues.

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

        As a thought leader in the wireless industry, TESSCO's marketing materials are used for both educating the industry and for promoting TESSCO's value. We utilize our WPKS to develop both broad-based and customized product information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is distributed to our current and prospective buyers; The Wireless Journal®, a trade journal with a bi-monthly circulation of approximately 80,000, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed monthly to more than 120,000 different individuals, and is uniquely produced for various portions of our customer base; The Wireless Bulletin® family, including The Wireless Bulletin for Accessories for Handsets & Music Devices, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Security & Surveillance, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed throughout different times of the year and have an annual circulation of approximately 200,000; Technical Application Notes, Application Drawings and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®. In addition, TESSCO publishes online, Web-browser-enabled, companion versions of its many printed publications, including the new Wireless Guide Online which is updated three times each year.

        TESSCO.com® is our e-commerce site. It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions. Intended for our commercial customers who design, build, run, maintain and use wireless systems, its feature-rich capabilities include:

  •
  Electronic versions of various Knowledge Tools, including: The Wireless Update®, The Wireless Journal® and several customized versions of The Wireless Bulletin®;

  •
  13 product search options, ranging from keyword searches to product category browsing;

  •
  Real-time pricing and product availability;

  •
  Easy ordering capabilities, including a recently improved worksheet ordering tool which allows for the construction and configuration of a total-source order; additionally, worksheets can be saved with or without protection, as well as copied, shared, uploaded and emailed;

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

  •
  Library of videos and other valuable content;

  •
  Variety of useful customer service, financial and technical support pages; and

  •
  Feedback Center that makes it easy for customers to provide input on our services, Knowledge Tools and Web site.

        Our Knowledge Tools empower our customers to make better decisions by delivering product knowledge, rather than just information. These tools also afford our manufacturers the opportunity to develop their brands and promote their products to a broad and diverse customer base.

        Procurement and Inventory Management:    Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing our return on our inventory investment.

        We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 28, 2010 and March 29, 2009, we had an immaterial level of backlog orders. Most backlog orders as of March 28, 2010, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 28, 2010 and March 29, 2009, inventory write-offs, excluding purchases from vendors for whom we hold goods on consignment, were 0.6% and 0.7% of total purchases, respectively. In many cases, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2010 and 2009 were 9.8 and 8.4, respectively. This increase is largely due to higher overall sales in fiscal year 2010, including higher sales to our large tier one carrier customer, as compared to fiscal year 2009.

        Customer Support and Order Entry:    Our customer support teams are responsible for responding to what we refer to as "the moments of truth" by delivering sales and customer support services through an effective and efficient transaction system. We also continually monitor our customer service performance through report cards sent for each product delivery, customer surveys and regular interaction with customers. By combining our broad product offering with a commitment to superior customer service, we seek to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer's need to maintain high inventory levels.

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

        We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The average number of commercial customers increased from 12,200 in fiscal year 2009 to 12,400 in fiscal year 2010. An average of 800 consumer end-users were served per month in fiscal year 2010 as compared with 1,500 in fiscal year 2009. This decline in consumers is due to changes in relationships with some of our affinity partners.

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

        Performance and Delivery Guarantee ("PDG") charges are generally calculated on the basis of the weight of the products ordered and on the delivery service requested, not distance to the customer. We believe that this approach emphasizes on-time delivery instead of shipment dates, enables customers to minimize their inventories and reduce their overall procurement costs, thereby encouraging them to make us their total source supplier.

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

        In April 2006, we acquired the non-cash assets and businesses of TerraWave Solutions, Ltd. (TerraWave) and its commonly owned affiliate, GigaWave Technologies, Ltd. (GigaWave) for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over the four-year period ending in April 2010, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. We expect the total purchase price, including earn-out payments, to be approximately $12.7 million.

        The TerraWave business designs, configures and offers Wi-Fi products and accessories, most of which are branded under TerraWave's private label. Some of the TerraWave-branded products are sold with products of Cisco Systems under Cisco's Strategic Technology Integrator program. The GigaWave business provides curriculum development and hands-on, instructor-led training courses for the Wireless Local Area Network (WLAN) industry. GigaWave develops and delivers wireless networking courseware for Cisco Systems, allowing IT professionals to obtain Cisco Wireless Certifications.

Competition

        The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors, such as Hutton Communications, Brightpoint, Embarq Logistics, Westcon, Comstor, Tech Data, Ingram Micro, Superior Communications, Site Pro 1, Wincomm, Talley Communications and Alliance Semiconductor. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions, are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 420 manufacturers, provide us with a significant competitive advantage over new entrants to the market. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results.

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

        TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including "TESSCO®," "Delivering What You Need...When and Where You Need It®," "Your Total Source®," "Your Virtual Inventory®," "Your Wireless Success. Nothing Less®," "The Wireless Journal®," "Wireless Solutions®," "The Wireless Guide®," "The Wireless Update®," "The Wireless Bulletin®," "The Vital Link to a Wireless World®," "Transmitter®," "T-Flash®," "Techdirect®," "A Simple Way of Doing Business®," "TerraWave Solutions®" and "GigaWave Technologies®." Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

        We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2010 and there are no material expenditures planned for such purposes in fiscal year 2011.

Employees

        As of March 28, 2010, we had 918 full-time equivalent employees. Of our full-time equivalent employees, 442 were engaged in customer and vendor service, marketing, sales and product management, 387 were engaged in fulfillment and distribution operations and 89 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position
Robert B. Barnhill, Jr.	66	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. has served as president and chief executive officer since founding the current business in 1982. Mr. Barnhill has been a director of the Company since 1982, and has served, and continues to serve, as Chairman of the Board since November 1993.
David M. Young	39	Senior Vice President, Chief Financial Officer and Corporate Secretary
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

Name	Age	Position
Gerald T. Garland	59	Senior Vice President of Solutions Development and Product Management	Gerald T. Garland rejoined the Company in April 2003 and has served as senior vice president of solutions development and product management since April 2006. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004 and as senior vice president of the network infrastructure line of business since April 2003. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company's chief financial officer from September 1993 to September 1999.
Douglas A. Rein	50	Senior Vice President of Performance Systems and Operations
			Douglas A. Rein joined the Company in July 1999 as senior vice president of performance systems and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.
Said Tofighi	55	Senior Vice President of Market Development and Sales
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

We typically purchase and sell our products and services on the basis of individual sales or purchase orders, and even in those cases where we have standing agreements or arrangements with our customers and vendors, those agreements and arrangements typically contain no purchase or sale obligations and are otherwise terminable by either party upon several months or otherwise short notice.

        Our sales to customers and our purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, we have formal agreements or arrangements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice, and they typically contain no purchase or sale obligations. If our vendors or suppliers refuse to, or for any reason are unable to supply products to us, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to make purchases from other sources, experiences significant changes in demand internally or from their own customer bases, becomes financially unstable, or are acquired by another company, our ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on our financial position and results of operations.

The loss or any change in the business habits of key customers or vendors, including AT&T Mobility, may have a material adverse affect on our financial position and results of operations.

        Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. In fiscal year 2010, sales to our largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 30% of total revenues. Our relationship with AT&T Mobility, or sales pursuant to this relationship, could terminate at any time with little or no notice. As a result, and unless and until replaced from other sources, our revenue would substantially decrease and our stock price would likely decline. We have experienced the loss and changes in the business habits of significant customer and vendor relationships in the past and expect to do so in the future. It is the nature of the business. Over the past decade, however, we have generally been successful in replacing significant customer and vendor relationships when lost, and notwithstanding these losses, our revenues over this period have generally increased. There can be no assurance, however, that we will be successful in replacing any of our current relationships if and when lost, or in the event of a substantial reduction in revenues from any such relationship, including our relationship with AT&T Mobility. Unless and until replaced, any such loss will likely have a material adverse affect on our business, results of operations and financial condition, and our stock price will likely be adversely affected.

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

        Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. While we generally expect to either extend or replace our credit facilities at term expirations, there can be no assurances that we will be able to do so on favorable terms, or at all. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse affect on our business. Our current revolving credit facility expires in May 2012. Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse affect on our business, financial position and results of operations. We have and may also in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

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

        The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of the foregoing effects could have a material adverse effect on our results of operations and financial condition, and could adversely affect our stock price.

Our ability to borrow funds under our credit agreement could be constrained by the level of eligible receivables and inventory.

        Our borrowing availability under our existing revolving credit facility is limited to certain amounts of eligible accounts receivable and inventory. If the value of eligible accounts receivable and inventory were to decrease significantly, the amount available for borrowing under the facility could decrease.

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

        The wireless service carrier industry has experienced significant consolidation in recent years. If any of our significant customers or partners are acquired or consolidate with others carriers, or are otherwise involved in any significant transaction that results in them ceasing to do business with us, or significantly reducing the level of business that they do with us, our revenues from those customers could be significantly affected, possibly resulting in an adverse affect on our financial position and results of operations.

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

        If any of our distribution centers in Hunt Valley, Maryland or Reno, Nevada, were to be significantly damaged or destroyed, we could suffer a loss of product inventory and our ability to conduct our business in the ordinary course could be materially and adversely affected. Similarly, if our office locations in Maryland, Nevada or Texas were to be significantly damaged or destroyed, our ability to conduct marketing, sales and other corporate activities in the ordinary course could be adversely affected.

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

Our future operating results depend on our ability to purchase a sufficient amount of finished goods and bulk inventory to meet the demands of our customers.

        Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of inventory from our suppliers. We have experienced shortages in the past that have negatively impacted our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our components are available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies or a significant increase in the price of supplies could have a negative impact on our results of operations or financial condition.

If our business does not perform well, or if we otherwise experience decline in the fair values of a portion or all of our business, we may be required to recognize impairments of our intangible or other long-lived assets, which could adversely affect our results of operations or financial condition.

        Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors. Goodwill and indefinite lived asset valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 28, 2010, we had $9.9 million of goodwill and indefinite lived intangible assets, which represented approximately 6.5% of total assets.

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

Changes in Income Tax and Other Regulatory Legislation

        We operate in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or structure.

        We make plans for our structure and operations based upon existing laws and anticipated future changes in the law. We are susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and other laws related to trade, accounting and business activities. Such changes in legislation may have a significant adverse effect on our business.

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

        The sale of our products involves risk of product liability claims against us. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could adversely affect our financial condition, and if substantial and relating to our products or industry generally, could affect our business as a whole.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 66% of our outstanding common stock as of March 28, 2010. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 27% of our outstanding common stock as of March 28, 2010. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC. On May 1, 2007, this lease was amended and now expires on December 31, 2012. Monthly rent payments range from $124,700 to $144,600 throughout the lease term. Additional sales and marketing offices are located in leased office space in San Antonio, Texas. Monthly rent there is approximately $7,000 and the lease expires in November 2011. West coast sales and fulfillment is facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. On June 1, 2007, we entered into a four year lease for 66,000 square feet of office and warehouse space adjacent to our GLC in Hunt Valley, Maryland. Monthly rent for the facility is approximately $35,000. While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations. The GLC is encumbered by a deed of trust as security for a term loan. See Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Each of our three business segments use all of our properties for either sales or fulfillment purposes.

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

Item 4.    (Removed and Reserved)

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        On April 28, 2010, we announced a stock dividend in order to effect a three-for-two stock split of our common stock. Each holder of our common stock, par value $0.01 per share, as of the close of business on May 12, 2010, will receive on May 26, 2010, a stock dividend of one additional share of common stock for every two outstanding shares held.

        Our common stock has been publicly traded on the NASDAQ Global Market, since September 28, 1994, under the symbol "TESS." The quarterly range of prices per share during fiscal years 2009 and 2010 are as follows (all values split adjusted):

	High	Low
Fiscal Year 2009
First Quarter	$10.39	$7.25
Second Quarter	10.13	7.86
Third Quarter	9.56	4.42
Fourth Quarter	7.77	3.70
Fiscal Year 2010
First Quarter	$8.33	$4.66
Second Quarter	12.27	7.07
Third Quarter	12.16	8.77
Fourth Quarter	16.66	10.31

        As of May 20, 2010, the number of shareholders of record of the Company was 69. We estimate that the number of beneficial owners as of that date was approximately 1,800.

        On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program, and that our Board of Directors had declared an initial quarterly cash dividend of $0.067 ($0.10 pre-split) per share of common stock, par value $0.01 per share, of the Company. Cash dividends were paid in the same per share amount on August 26, 2009, November 25, 2009 and March 1, 2010. On April 28, 2010, we declared a quarterly cash dividend of ten cents ($0.10) per share of common stock (equivalent to $0.15 per pre split share), par value $0.01 per share, of the Company, payable on June 2, 2010, to shareholders of record as of May 19, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal year 2010 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Until April 28, 2010 our revolving credit facility limited the amount of cash dividends that we may pay to $2.5 million annually. As of April 28, 2010, this amount was increased to $5.0 million in any twelve month period.

        During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program. As of March 28, 2010, the Board of Directors has authorized the purchase of up to 3,593,350 split adjusted shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. Through the end of the fiscal year 2010, we had repurchased 3,502,887 split adjusted shares through the program for approximately $30.7 million, or an average price of $8.76 per split adjusted share. Of the total shares repurchased, 36,195 were repurchased in fiscal year 2010 at an average price of $9.90 per share and 255,231 were repurchased in fiscal year 2009 at an average price of $8.07 per share. An aggregate of 90,463 shares remain available for repurchase under this program. No repurchases were made in any month during the fourth quarter of fiscal year 2010. We also withhold shares from our employees and directors from time to time to facilitate employees' minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2010 and 2009 this totaled $126,500 and $230,200, respectively.

        On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 split adjusted shares of our common stock held by Brightpoint, Inc. (Brightpoint) in a privately negotiated transaction. Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint's share holdings, comprising approximately 9% of our total then outstanding common stock, for $9.09 per split adjusted share, or a total of $6,410,800. The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase was funded through available cash and borrowings under our revolving credit facility. This transaction does not affect the number of shares available for repurchase under our stock buyback program.

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

        The graph set forth below shows the value of an investment of $100 on March 27, 2005 in each of the Company's Common Stock, the Russell 2000 Index and a peer group for the period of March 27, 2005 to March 28, 2010. The graph assumes that all dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among TESSCO Technologies Incorporated, The Russell 2000 Index
And A Peer Group

	3/27/2005	3/26/2006	4/1/2007	3/30/2008	3/29/2009	3/28/2010
TESSCO Technologies Incorporated	$100.00	$123.45	$276.32	$153.03	$80.49	$242.46
Russell 2000	100.00	123.96	133.32	115.18	73.56	117.99
Peer Group(1)	100.00	122.96	125.22	118.41	93.26	142.84

(1)
The peer group consists of the following: Brightpoint, Inc., Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource Inc., InfoSonics Corporation and Tech Data Corporation.

        The peer group was selected based on a review of publicly available information about these companies and the Company's determination that they are engaged in business similar to that of the Company.

Item 6.    Selected Financial Data.

	Fiscal Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008	April 1, 2007	March 26, 2006
STATEMENT OF INCOME DATA
Revenues	$522,031,500	$483,007,200	$520,968,200	$492,327,800	$477,329,300
Cost of goods sold	398,706,300	361,155,000	403,978,800	370,916,400	374,316,300

Gross profit	123,325,200	121,852,200	116,989,400	121,411,400	103,013,000
Selling, general and administrative expenses	108,269,000	110,656,400	108,875,700	109,208,800	94,268,800

Income from operations	15,056,200	11,195,800	8,113,700	12,202,600	8,744,200
Interest, net	318,300	664,300	574,100	879,400	358,500

Income before provision for income taxes	14,737,900	10,531,500	7,539,600	11,323,200	8,385,700
Provision for income taxes	5,599,100	4,203,500	2,720,900	4,281,100	3,270,500

Net income	$9,138,800	$6,328,000	$4,818,700	$7,042,100	$5,115,200

Diluted earnings per share(1)(2)	$1.19	$0.82	$0.58	$0.77	$0.53

Cash dividends declared per common share(1)	$0.20	$—	$—	$—	$—

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.4	74.8	77.5	75.3	78.4

Gross profit	23.6	25.2	22.5	24.7	21.6
Selling, general and administrative expenses	20.7	22.9	20.9	22.2	19.7

Income from operations	2.9	2.3	1.6	2.5	1.8
Interest, net	0.1	0.1	0.1	0.2	0.1

Income before provision for income taxes	2.8	2.2	1.4	2.3	1.8
Provision for income taxes	1.1	0.9	0.5	0.9	0.7

Net income	1.8%	1.3%	0.9%	1.4%	1.1%

SELECTED OPERATING DATA
Average commercial buyers per month	12,400	12,200	12,300	11,900	10,900
Average consumer buyers per month	800	1,500	3,200	7,100	20,600
Return on assets(3)	6.8%	4.8%	3.6%	5.6%	3.6%
Return on equity(4)	14.1%	10.5%	8.2%	11.5%	8.1%
BALANCE SHEET DATA
Working capital	$46,793,200	$36,625,000	$36,714,400	$33,527,300	$45,704,400
Total assets	151,346,700	118,652,600	143,798,600	123,682,700	126,800,400
Short-term debt	380,000	361,400	3,713,900	356,200	442,500
Long-term debt	3,328,000	3,481,700	3,842,600	4,203,200	4,559,400
Shareholders' equity	69,645,200	60,166,200	60,151,600	57,151,300	65,106,800

(1)
All earnings per share numbers have been retroactively restated for all periods presented to reflect the April 2010 announcement of a stock dividend in order to effect a 3-for-2 stock split. All earnings per share numbers prior to April 1, 2007, have also been retroactively restated for all periods presented to reflect the November 29, 2006 stock dividend in order to effect a previous 3-for-2 stock split.

(2)
Prior year diluted earnings per share have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Notes 2 and 14 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2010 for further discussion.

(3)
Net income divided by the average total assets.

(4)
Net income divided by the average total equity.

Quarterly Results of Operations (Unaudited)

	Fiscal Year 2010 Quarters Ended				Fiscal Year 2009 Quarters Ended
	Mar. 28, 2010	Dec. 27, 2009	Sept. 27, 2009	Jun. 28, 2009	Mar 29, 2009	Dec. 28, 2008	Sept. 28, 2008	Jun. 29, 2008
Revenues	$130,555,300	$149,721,200	$132,953,700	$108,801,300	$98,221,900	$118,943,300	$143,773,700	$122,068,300
Cost of goods sold	100,647,600	116,932,800	101,340,200	79,785,700	70,870,600	89,675,900	109,553,100	91,055,400

Gross profit	29,907,700	32,788,400	31,613,500	29,015,600	27,351,300	29,267,400	34,220,600	31,012,900
Selling, general and administrative expenses	27,245,600	27,939,700	27,322,300	25,761,400	25,995,600	26,868,200	30,298,000	27,494,600

Income from operations	2,662,100	4,848,700	4,291,200	3,254,200	1,355,700	2,399,200	3,922,600	3,518,300
Interest, net	42,100	90,600	76,300	109,300	147,900	213,700	165,900	136,800

Income before provision for income taxes	2,620,000	4,758,100	4,214,900	3,144,900	1,207,800	2,185,500	3,756,700	3,381,500
Provision income taxes	893,000	1,850,900	1,622,400	1,232,800	422,600	944,100	1,518,000	1,318,800

Net income	$1,727,000	$2,907,200	$2,592,500	$1,912,100	$785,200	$1,241,400	$2,238,700	$2,062,700

Diluted earnings per share(1)(2)	$0.22	$0.37	$0.34	$0.25	$0.11	$0.17	$0.29	$0.25

Cash dividends declared per common share(1)	$0.07	$0.07	$0.07	$—	$—	$—	$—	$—

Percentage of Revenues
Revenues	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	77.1	78.1	76.2	73.3	72.2	75.4	76.2	74.6

Gross profit	22.9	21.9	23.8	26.7	27.8	24.6	23.8	25.4
Selling, general and administrative expenses	20.9	18.7	20.6	23.7	26.5	22.6	21.1	22.5

Income from operations	2.0	3.2	3.2	3.0	1.4	2.0	2.7	2.9
Interest, net	0.0	0.1	0.1	0.1	0.2	0.2	0.1	0.1

Income before provision for income taxes	2.0	3.2	3.2	2.9	1.2	1.8	2.6	2.8
Provision for income taxes	0.7	1.2	1.2	1.1	0.4	0.8	1.1	1.1

Net income	1.3%	1.9%	1.9%	1.8%	0.8%	1.0%	1.6%	1.7%

SELECTED OPERATING DATA
Average commercial buyers per month	12,300	12,400	12,500	12,200	11,800	11,900	12,500	12,500
Average consumer buyers per month	800	700	800	800	1,000	1,300	1,800	1,900
Return on assets(3)	4.5%	7.5%	7.3%	6.1%	2.5%	3.5%	6.2%	5.7%
Return on equity(4)	10.1%	17.5%	16.3%	12.5%	5.3%	8.5%	14.8%	13.4%

(1)
All earnings per share numbers have been retroactively restated for all periods presented to reflect the April 2010 announcement of a stock dividend in order to effect a 3-for-2 stock split .

(2)
Prior year diluted earnings per share have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Notes 2 and 14 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2010 for further discussion.

(3)
Net income divided by the average total assets.

(4)
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

Business Overview and Environment

        TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects better product and value chain solutions, at lower costs, to support the construction, operation and use of mobility and data wireless systems. Although we sell products to customers in over 100 countries, approximately 97% of our sales are to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

        We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance. Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. However, we have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Mobile devices and accessory products include cellular phone and data device accessories, as well as two-way radios and related accessories. Mobile devices and accessory products are widely sold to commercial customers and consumers. Commercial customers include retail stores, value-added resellers and dealers. Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 54% of all of our mobile devices and accessory products sales for fiscal year 2010 were generated from the sales of accessory products to AT&T Mobility. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. This segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians.

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

        The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 420 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

        The following tables summarize the results of our operations for fiscal years 2010, 2009 and 2008:

			2009 to 2010			2008 to 2009
(Dollars in thousands, except per share data)	2010	2009	$ Change	% Change	2008	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$52,731	$46,591	$6,140	13.2%	$46,977	$(386)	(0.8)%
Resellers	70,631	72,952	(2,321)	(3.2)%	69,839	3,113	4.5%
SMUs and Governments	56,665	53,445	3,220	6.0%	49,400	4,045	8.2%

Total Network Infrastructure	180,027	172,988	7,039	4.1%	166,216	6,772	4.1%
Mobile Devices and Accessories:
Public Carriers and Network Operators	2,178	2,094	84	4.0%	2,193	(99)	(4.5)%
Resellers	257,191	205,867	51,324	24.9%	243,549	(37,682)	(15.5)%
SMUs and Governments	14,451	14,334	117	0.8%	13,746	588	4.3%

Total Mobile Devices and Accessories	273,820	222,295	51,525	23.2%	259,488	(37,193)	(14.3)%
Installation, Test and Maintenance:
Public Carriers and Network Operators	10,655	12,874	(2,219)	(17.2)%	13,199	(325)	(2.5)%
Resellers	7,078	9,476	(2,398)	(25.3)%	9,548	(72)	(0.8)%
SMUs and Governments	36,152	54,173	(18,021)	(33.3)%	62,534	(8,361)	(13.4)%

Total Installation, Test and Maintenance	53,885	76,523	(22,638)	(29.6)%	85,281	(8,758)	(10.3)%

Total Commercial Revenues	507,732	471,806	35,926	7.6%	510,985	(39,179)	(7.7)%
Consumer Revenues—Mobile Devices and Accessories	14,300	11,201	3,099	27.7%	9,983	1,218	12.2%

Total Revenues	$522,032	$483,007	$39,025	8.1%	$520,968	$(37,961)	(7.3)%

			2009 to 2010			2008 to 2009
(Dollars in thousands, except per share data)	2010	2009	$ Change	% Change	2008	$ Change	% Change
Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$12,442	$11,912	$530	4.4%	$11,387	$525	4.6%
Resellers	19,589	20,583	(994)	(4.8)%	18,121	2,462	13.6%
SMUs and Governments	15,639	14,861	778	5.2%	12,778	2,083	16.3%

Total Network Infrastructure	47,670	47,356	314	0.7%	42,286	5,070	12.0%
Mobile Devices and Accessories:
Public Carriers and Network Operators	563	596	(33)	(5.5)%	633	(37)	(5.8)%
Resellers	54,000	47,573	6,427	13.5%	46,979	594	1.3%
SMUs and Governments	4,121	4,564	(443)	(9.7)%	4,319	245	5.7%

Total Mobile Devices and Accessories	58,684	52,733	5,951	11.3%	51,931	802	1.5%
Installation, Test and Maintenance:
Public Carriers and Network Operators	2,554	2,973	(419)	(14.1)%	3,248	(275)	(8.5)%
Resellers	1,699	2,466	(767)	(31.1)%	3,030	(564)	(18.6)%
SMUs and Governments	8,162	12,445	(4,283)	(34.4)%	12,798	(353)	(2.8)%

Total Installation, Test and Maintenance	12,415	17,884	(5,469)	(30.6)%	19,076	(1,192)	(6.2)%

Total Commercial Gross Profit	118,769	117,973	796	0.7%	113,293	4,680	4.1%
Consumer Gross Profit—Mobile Devices and Accessories	4,556	3,879	677	17.5%	3,696	183	5.0%

Total Gross Profit	$123,325	$121,852	$1,473	1.2%	$116,989	$4,863	4.2%
Selling, general and administrative expenses	$108,269	$110,656	$(2,387)	(2.2)%	$108,875	$1,781	1.6%

Income from operations	15,056	11,196	3,860	34.5%	8,114	3,082	38.0%
Interest, net	318	664	(346)	(52.1)%	574	90	15.7%

Income before provision for income taxes	14,738	10,532	4,206	39.9%	7,540	2,992	39.7%
Provision for income taxes	5,599	4,204	1,395	33.2%	2,721	1,483	54.5%

Net income	$9,139	$6,328	$2,811	44.4%	$4,819	$1,509	31.3%

Diluted earnings per share(1)(2)	$1.19	$0.82	$0.37	45.1%	$0.58	$0.24	41.4%

(1)
All earnings per share numbers have been retroactively restated for all periods presented to reflect the April 2010 announcement of a stock dividend in order to effect a 3-for-2 stock split

(2)
Effective March 30, 2009, we retrospectively adopted the FASB standard addressing accounting for participating securities under the two-class method. See Notes 2 and 14 to the Consolidated Financial Statements for a discussion of the impact of the change in accounting standards.

Fiscal Year 2010 Compared to Fiscal Year 2009

        Revenues.    Revenues for fiscal year 2010 increased 8.1% as compared to fiscal year 2009, primarily due to a 7.6% increase in commercial revenues, and to a much lesser extent, a 27.7% increase in consumer revenues. The increase in commercial revenues was driven primarily by an increase in our mobile devices and accessories, and network infrastructure commercial lines of business, partially offset by a decrease in our installation, test and maintenance commercial line of business.

        Our mobile devices and accessories revenues, including both commercial and consumer sales, increased 23.4% for fiscal year 2010 compared to fiscal year 2009. We experienced a significant increase in commercial and consumer sales of mobile devices and accessory products. Commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but are also sold to SMUs, governments and public carriers and network operators, increased 23.2% over the prior year, due in part to higher sales to AT&T Mobility, our largest customer, as well as other smaller resellers and public carriers and network operators.

        The 4.1% increase in our network infrastructure sales from fiscal year 2009 to fiscal year 2010 is primarily attributable to an increase in sales of broadband products, and to a much lesser extent, sales of radio frequency (RF) propagation and site support products. Our growth in sales of network infrastructure products was in sales to public carriers and network operations, as well as SMUs and governments, as we have continued to focus on diversification beyond the traditional infrastructure carrier customer.

        Revenues from our installation, test and maintenance line of business decreased 29.6% in fiscal year 2010 as compared to the prior fiscal year, primarily due to a decline in sales of repair parts related to our repair components relationship with Nokia, as well as decreased sales of test and bench equipment and safety products. In January 2009, we extended our repair components relationship with Nokia through December 2010. As part of the extension, Nokia has played a larger role, and we a lesser role, in servicing a group of larger customers. We continue at present to earn fees from Nokia to fulfill product to these larger customers, but as a result of our reduced role in these transactions, we receive a smaller fee and we account for these sales on a net basis. We continue at present to manage the complete supply chain as primary obligor for smaller customers so we continue to record sales to these smaller customers on a gross basis. Because of the evolution of our relationship with Nokia, it has become less material to our consolidated financial statements, and we expect that trend to continue. Nokia has recently notified us of their intent to terminate our arrangement effective July 31, 2010. Accordingly, revenues and gross profits from this relationship will cease on that date. During fiscal year 2010, revenues from the Nokia relationship represented approximately 3% of total consolidated revenues.

        Gross Profit.    Gross profit increased 1.2% in fiscal year 2010 compared to fiscal year 2009, driven by an increase in our network infrastructure and mobile devices and accessories commercial business segments, partially offset by a decline in our installation, test and maintenance commercial line of business. Total commercial gross profit increased 0.7%, while consumer gross profits increased 17.5%. Gross profit margin decreased to 23.6% in fiscal year 2010, from 25.2% in fiscal year 2009. Except as noted below, our gross margins by product within each segment have been sustained and variations are related to sales mix within the segment product offerings. Gross profit margin decreased to 26.5% in fiscal year 2010 in our network infrastructure segment, from 27.4% in fiscal year 2009. This decrease in gross profit margin is the result of the change in product mix described above, as broadband products typically have a lower gross margin than radio frequency and site support products, which had a smaller increase in sales as compared to sales of broadband products. In our installation, test and maintenance segment, gross profit margin decreased to 23.0% in fiscal year 2010, from 23.4% in fiscal year 2009, partially due to the change in the structure of our Nokia arrangement as discussed above. Gross profit margin in our mobile devices and accessories segment decreased to 21.9% in fiscal year 2010, from 24.2% in fiscal year 2009. This decrease is primarily attributable to the commercial gross profit margin for our mobile devices and accessories segment, which decreased from 23.7% for fiscal year 2009 to 21.4% for fiscal year 2010, principally due to product mix in sales as discussed above. The gross profit margin for our consumer sales decreased from 34.6% to 31.9% in fiscal year 2010. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

        During fiscal year 2006, we began sourcing a significant portion of our private branded product line directly from factories in China. All of such purchases are denominated in U.S. dollars. We have been increasing the amount of products and services sold under TESSCO's private labels. While sales of these directly sourced products and services represented only 11% of our total sales in fiscal year 2010, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products, after accounting for additional supply chain costs and lead times. We also believe that these cost savings have allowed us to be more competitive in the market.

        Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer's or vendor's business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise short notice. Our customer relationships could also be affected by wireless carrier consolidation or the global financial crisis.

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

        Selling, General and Administrative Expenses.    Total selling, general and administrative expenses decreased by 2.2% during fiscal year 2010 as compared to fiscal year 2009. Total selling, general and administrative expenses as a percentage of revenues decreased from 22.9% in fiscal year 2009 to 20.7% in fiscal year 2010, due to the increase of revenues as discussed above, particularly the increase in sales of mobile devices and accessory products as well as the decreases in expenses discussed below.

        The largest factors contributing to the decrease in total selling, general and administrative expenses during fiscal year 2010 were decreased freight out and corporate support expenses, partially offset by increased compensation expenses.

        Freight expenses in fiscal year 2010 decreased approximately $1.4 million, or 10.2%, over the prior year, primarily due to increased efficiencies in our distribution operations and reduced rates.

        Corporate support expenses decreased approximately $1.5 million, or 18.2%, over the prior year, primarily due to lower recruiting and bad debt expenses. Professional fees also declined, but were primarily offset by higher consulting services expenses. The decrease in bad debt expenses is discussed in more detail below.

        Compensation expenses primarily related to operation and fulfillment activities decreased from fiscal year 2009 to fiscal year 2010. However, the decrease in compensation costs was more than offset by increased accruals related to our cash and equity bonus programs. Our bonus programs are performance based, and therefore, the increase in bonus accruals is due to improved results during fiscal year 2010, as applied to pre-defined performance targets. Total compensation costs, including benefits and bonus expense, increased by approximately $0.7 million, or 1.2%, from fiscal year 2009 to fiscal year 2010.

        We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $743,500 and $1,593,600 for fiscal year 2010 and fiscal year 2009, respectively. During fiscal year 2010, we experienced lower bad debt expense in part due to recoveries of amounts previously reserved or written off and lower reserves anticipated due to our current assessment of our customers' ability to pay their open balances. During fiscal year 2009, bad debt expense was higher due to additional reserves needed largely related to the downturn in the economy.

        Interest, Net.    Net interest expense decreased from $664,300 in fiscal year 2009 to $318,300 in fiscal year 2010, primarily due to decreased average borrowings on our revolving credit facility and lower interest rates. As noted below, beginning October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on our existing term loan, thus fixing the interest rate on this loan at 6.38%. Interest expense on our other debt instruments had only minor variances from year-to-year in total.

        Income Taxes, Net Income and Diluted Earnings Per Share.    The effective tax rates in fiscal year 2010 and 2009 were 38.0% and 39.9%, respectively. The effective tax rate for fiscal year 2010 decreased due to changes in the relationship between non-deductible expenses and taxable income as well as changes in our state tax effective rate. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2010 increased 44.4% and 45.1%, respectively, compared with fiscal year 2009.

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

        Our mobile devices and accessories revenues, including both commercial and consumer sales, decreased 13.4% for fiscal year 2009 compared to fiscal year 2008. We experienced a significant decline in commercial sales of mobile devices and accessory products, partially offset by an increase in consumer sales. Commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but are also sold to SMUs, governments and public carriers and network operators, decreased 14.3% over the prior year. This decrease is due in part to decreased commercial sales to AT&T Mobility, our largest customer, as well as to other smaller resellers and public carriers and network operators. Compared to fiscal year 2008, our sales mix in fiscal year 2009 changed from a significant amount of high-revenue low-margin cordless headsets to more low-revenue, higher-margin aftermarket accessory products. Sales to retailers declined due in part to deteriorating economic conditions in the United States and carrier consolidation resulting in the closing of many retail stores.

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

        Revenues from our installation, test and maintenance line of business decreased 10.3% in fiscal year 2009 as compared to the prior fiscal year, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as well as decreased sales of test and bench equipment partially offset by an increase in sales of safety products. In January 2009, we extended our repair components relationship with Nokia through December 2010. As part of this extension, Nokia has played a larger role, and we a lesser role, in servicing a group of larger customers. We continue to earn fees from Nokia to fulfill product to these larger customers, but as a result of our reduced role in these transactions, we receive a smaller fee and we account for these sales on a net basis. We continue currently to manage the complete supply chain as primary obligor for smaller customers so we continue to record sales to these smaller customers on a gross basis. Because of the evolution of our relationship with Nokia, it has become less material to our consolidated financial statements, and we expect that trend to continue. Nokia has recently notified us of their intent to terminate our arrangement effective July 31, 2010, at which time revenues and gross profits from this arrangement will cease. During the first nine months of fiscal year 2009, Nokia represented approximately 7% of total consolidated revenues, and in our fourth quarter of fiscal year 2009 (the first quarter under our revised relationship), it represented 4% of total consolidated revenues.

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

        Compensation expenses primarily related to business generation activities increased from fiscal year 2008 to fiscal year 2009. Compensation costs have also increased over the last fiscal year due to increased accruals related to our cash and equity bonus programs. Our bonus programs are performance based, and therefore, the increase in bonus accruals is due to improved results during fiscal year 2009, as applied to pre-defined performance targets. Total compensation costs, including benefits and bonus expense, increased by approximately $8.3 million, or 15.3%, from fiscal year 2008 to fiscal year 2009.

        Marketing and sales promotion expenses decreased in fiscal year 2009 as compared with fiscal year 2008. During the second quarter of fiscal year 2008, we incurred marketing expenses related to a corporate branding initiative which was completed by the beginning of fiscal year 2009. In fiscal year 2009, we also reduced marketing expenses related to market research, publications, and print and online advertising. Also in fiscal year 2009, we had decreased sales promotion expense due to the lower merchandising racks and graphics expenditures associated with our retail business. Total marketing and sales promotion expenses decreased by approximately $2.4 million, or 21.0%, from fiscal year 2008 to fiscal year 2009.

        Freight costs in fiscal year 2009 decreased approximately $2.4 million, or 14.9%, over the prior year, primarily due to increased productivity in our distribution operations and lower sales revenues, partially offset by higher fuel surcharges.

        Corporate support expenses decreased approximately $1.4 million, or 14.7%, over the prior year, primarily due to lower sales tax expense/reserves. The decrease was driven by changes in estimates related to sales and use tax reserves during fiscal year 2009. Recruiting expenses also declined, but were primarily offset by higher bad debt expense as discussed below.

        Information technology expenses decreased by approximately $1.0 million, or 18.4%, in fiscal year 2009 as compared with fiscal year 2008, primarily due to a decrease in depreciation expense resulting from changes in property and equipment purchases and the corresponding estimated useful lives.

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

        Income Taxes, Net Income and Diluted Earnings Per Share.    The effective tax rates in fiscal year 2009 and 2008 were 39.9% and 36.1%, respectively. The effective tax rate for fiscal year 2009 increased due to changes in our state tax effective rate as well as a reduction of $196,300 in unrecognized tax benefits due to the lapse of an applicable statute of limitations in fiscal year 2008. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2009 increased 31.3% and 41.4%, respectively, compared with fiscal year 2008. Diluted earnings per share was positively impacted by the stock buyback program further discussed in the liquidity and capital resources section below.

Liquidity and Capital Resources

        In summary, our cash flows were as follows:

	2010	2009	2008
Cash flow provided by operating activities	$14,811,000	$15,155,800	$4,160,100
Cash flow used in investing activities	(5,440,100)	(4,538,400)	(4,837,400)
Cash flow used in financing activities	(2,312,000)	(12,103,800)	(1,412,800)

Net increase (decrease) in cash and cash equivalents	$7,058,900	$(1,486,400)	$(2,090,100)

        In fiscal year 2010, our cash inflow from operating activities was driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as a significant increase in trade accounts payable and an increase in accrued payroll, benefits and taxes, partially offset by significant increases in trade accounts receivables and product inventory. The increase in trade accounts payable is largely due to the timing and credit terms of inventory receipts. The accrual for payroll, benefits and taxes increased primarily due to an increase in accruals for our bonus programs in fiscal year 2010 as compared to fiscal year 2009. The increase in trade accounts receivable is primarily due to the timing of sales and collections largely related to our largest customer, AT&T Mobility. The increased inventory levels are to improve our inventory availability for our customers.

        Cash flows used in investing activities was largely comprised of capital expenditures, which primarily consisted of investments in information technology. In addition to investments in capital expenditures, cash flow used in investing activities was also impacted by cash earn-out payments under our acquisition agreement with TerraWave Solutions, Ltd. and GigaWave Technologies, Ltd. On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. During fiscal year 2010, approximately $2.4 million in earn-out payments were made, based on the achievement of certain earnings thresholds during the third of the four-year earn-out period under the acquisition agreement. An interim performance analysis of the business unit as of fiscal year end 2010, indicated that approximately $2.7 million in additional earn-out payments would become due and payable in respect of achievement of earnings thresholds during the final year of the four-year earn-out period, although all conditions to payment of this amount under the terms of the acquisition agreement were not satisfied until the close of that fourth year in April 2010 (during the first quarter of fiscal year 2011) and, therefore, the potential obligation was not accrued during fiscal year 2010. During fiscal year 2010, however, an additional $185,000 in earn-out payments was accrued in respect of quarterly earnings performance, for which all conditions to payment had been met. We expect the total purchase price of the acquisition, including earn-out payments to be approximately $12.7 million.

        Cash flows used in financing activities is primarily related to cash dividends paid to shareholders and treasury stock purchases, as well as payments on long-term debt, partially offset by the proceeds from our term loan with Baltimore County Economic Development Fund. During fiscal year 2010, we purchased 36,195 split adjusted shares of our outstanding common stock pursuant to our stock buyback program, compared with 255,231 shares purchased in fiscal year 2009. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2010, a total of 3,502,887 split adjusted shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. The Board of Directors has authorized the purchase of up to 3,593,350 shares in the aggregate, and therefore, 90,463 shares remained available to be purchased as of the end of fiscal year 2010. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units. For fiscal years 2010 and 2009 this totaled $126,500 and $230,200, respectively.

        On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 split adjusted shares of our common stock then held by Brightpoint in a privately negotiated transaction. Pursuant to an agreement entered into between us and Brightpoint, we purchased Brightpoint's share holdings, comprising approximately 9% of our total then outstanding common stock, for $9.09 per split adjusted share, or a total of $6.4 million. The price per share was determined based on the seven trading day trailing average closing price of our common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase price per share approximated the price of our common stock on the transaction date. The purchase was funded through available cash and borrowings under our revolving credit facility. This transaction does not affect the number of shares available for repurchase under our stock buyback program.

        We have a term loan in the original principal amount of $4.5 million with Wachovia Bank, National Association and SunTrust Bank that is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as our revolving credit facility, which, as discussed below, have recently been amended. This loan had a balance of $3.2 million as of March 28, 2010.

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

        We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed above. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 28, 2010, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.

        This revolving credit facility has been amended several times since its inception and now allows us to repurchase up to $25.0 million of our common stock (beginning at the inception date of the Credit Agreement) and allows for the payment of up to $5.0 million of dividends in any 12 month period. The financial covenants associated with this credit facility and the related term loan have also been modified. See Note 7 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2010 for additional information regarding this credit facility.

        Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders, having an original principal amount of $5.5 million. Accordingly, the Third Modification Agreement also had the effect of amending the financial covenants applicable to the Term Loan.

        On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 28, 2010, the principal balance of this term loan was approximately $229,100.

        Working capital increased to $46.8 million as of March 28, 2010, from $36.6 million as of March 29, 2009, primarily due to the increase in product inventory and accounts receivable partially offset by increased accounts payable. Shareholders' equity increased to $69.6 million as of March 28, 2010, from $60.2 million as of March 29, 2009, primarily due to increased retained earnings due to fiscal year 2010 net income and net increases in additional paid-in-capital.

        We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of March 28, 2010, we do not have any material capital expenditure commitments.

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

        Capital expenditures totaled $3.4 million in fiscal year 2009, comprised primarily of investments in information technology. In fiscal year 2008, capital expenditures totaled $2.5 million, primarily related to investments in information technology, as well as the acquisition of NetForce Solutions, Inc. and the earn-out payments associated with the acquisition of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd.

        During fiscal year 2009, we purchased 255,231 split adjusted shares of our outstanding common stock pursuant to our stock buyback program, compared with 519,160 shares purchased in fiscal year 2008.

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

        Because a large portion of our sales transactions meet the conditions set forth in the Financial Accounting Standards Board ("FASB") standard on revenue recognition, we recognize revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) our price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay us, and such obligation is not contingent on their resale of the product, 3) the buyer's obligation to us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

        Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 5% of our total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

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

        Impairment of Long-Lived and Indefinite-Lived Assets.    Our Consolidated Balance Sheet includes goodwill of approximately $9.0 million (all related to our network infrastructure segment) and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. During the fiscal year, our market capitalization increased as compared to the prior fiscal year and as compared to the net book value of goodwill. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $9.9 million, resulting in a corresponding charge to operations.

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

        We account for income taxes under the FASB standard on accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 28, 2010, we had total net unrecognized tax benefits of approximately $793,200, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

        Stock-Based Compensation.    We record stock compensation in accordance with the FASB standard regarding stock compensation and share-based payments, which requires us to include in our calculation of periodic stock compensation expense an estimate of future forfeitures. The also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting to be amortized by an accelerated method rather than the straight-line method.

Off-Balance Sheet Arrangements

        We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

        In December 2007, the FASB issued a new standard establishing principles and guidance regarding the information provided in financial reports about a business combination and its effects. The standard requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. The standard requires the assets, liabilities, noncontrolling interests, certain acquired contingencies and contingent consideration during a business combination to be measured at their fair value as of the acquisition date. The standard is effective for fiscal years beginning on or after December 15, 2008. In April 2009, the FASB issued an amendment to this standard to clarify the initial and subsequent accounting disclosures of contingencies in a business combination. We adopted this standard effective March 30, 2009 for any acquisitions made subsequent to that date. The adoption of the standard did not impact the accounting for acquisitions made by us prior to March 30, 2009, however it will impact the accounting treatment of all acquisitions made after such date.

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

        In April 2009, the FASB issued a new standard requiring disclosures about the fair value of financial instruments for interim financial statements in addition to annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. We adopted the standard effective June 28, 2009. The adoption of the standard did not have a material impact on our interim consolidated financial statements.

        In May 2009, the FASB issued a new standard establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires an entity to evaluate subsequent events through the date its financial statements are filed. The standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard did not have a material impact on our consolidated financial statements.

        In July 2009, the FASB established "The FASB Accounting Standards Codification" (the "Codification" or "ASC"). The Codification replaced the United States Generally Accepted Accounting

Principles ("GAAP") and became the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendment clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 with early adoption permitted. The adoption of the standard update did not have a material impact on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 28, 2010	March 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,658,700	$599,800
Trade accounts receivable, net of allowance for doubtful accounts of $1,516,600 and $1,874,700, respectively	60,675,000	44,601,300
Product inventory	44,991,500	36,540,400
Deferred tax assets	4,615,000	4,366,700
Prepaid expenses and other current assets	1,597,000	2,168,500

Total current assets	119,537,200	88,276,700
Property and equipment, net	20,679,900	21,566,900
Goodwill, net	9,017,700	6,550,700
Other long-term assets	2,111,900	2,258,300

Total assets	$151,346,700	$118,652,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$59,548,900	$40,481,600
Payroll, benefits and taxes	8,974,200	6,494,400
Income and sales tax liabilities	2,528,000	2,908,400
Accrued expenses and other current liabilities	1,312,900	1,405,900
Revolving line of credit	—	—
Current portion of long-term debt	380,000	361,400

Total current liabilities	72,744,000	51,651,700
Deferred tax liabilities	3,650,800	2,416,000
Long-term debt, net of current portion	3,328,000	3,481,700
Other long-term liabilities	1,978,700	937,000

Total liabilities	81,701,500	58,486,400

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized 12,282,045* shares issued and 7,231,878* shares outstanding as of March 28, 2010, and 12,061,936* shares issued and 7,085,418* shares outstanding as of March 29, 2009	81,500	80,100
Additional paid-in capital	36,937,700	34,503,700
Treasury stock, at cost, 5,050,167* shares and 4,976,518* shares, respectively	(42,819,400)	(42,155,700)
Retained earnings	75,543,000	67,880,900
Accumulated other comprehensive loss, net of tax	(97,600)	(142,800)

Total shareholders' equity	69,645,200	60,166,200

Total liabilities and shareholders' equity	$151,346,700	$118,652,600

*
All share numbers have been retroactively restated for all periods presented to reflect the April 2010 announcement of a stock dividend in order to effect a three-for-two stock split.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

	Fiscal Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008
Revenues	$522,031,500	$483,007,200	$520,968,200
Cost of goods sold	398,706,300	361,155,000	403,978,800

Gross profit	123,325,200	121,852,200	116,989,400
Selling, general and administrative expenses	108,269,000	110,656,400	108,875,700

Income from operations	15,056,200	11,195,800	8,113,700
Interest, net	318,300	664,300	574,100

Income before provision for income taxes	14,737,900	10,531,500	7,539,600
Provision for income taxes	5,599,100	4,203,500	2,720,900

Net income	$9,138,800	$6,328,000	$4,818,700

Basic earnings per share*	$1.24	$0.84	$0.59

Diluted earnings per share*	$1.19	$0.82	$0.58

Cash dividends declared per common share*	$0.20	$—	$—

*
Prior years basic and diluted earnings per share have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Note 14 for further discussion. Also, all earning per share numbers have been retroactively restated for all periods presented to reflect the April 2010 announcement of a stock dividend in order to effect a three-for-two stock split.

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital	Treasury Stock	Retained Earnings		Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares*	Amount
Balance at April 1, 2007	7,987,600	$75,800	$27,463,700	$(27,216,200)	$56,806,300	$21,700	—	$57,151,300
Cumulative effect of adoption of FASB Interpretation No. 48	—	—	—	—	(72,100)	—	—	(72,100)
Proceeds from issuance of stock	349,342	2,200	666,500	—	—	—	—	668,700
Treasury stock purchases	(598,474)	—	—	(6,238,100)	—	—	—	(6,238,100)
Non-cash stock compensation expense	22,500	200	2,797,700	—	—	—	—	2,797,900
Excess tax benefit from stock-based compensation	—	—	1,159,500	—	—	—	—	1,159,500
Comprehensive Income:
Net income	—	—	—	—	4,818,700	—	4,818,700
Other comprehensive loss, net of tax	—	—	—	—	—	(134,300)	(134,300)

Total comprehensive income							4,684,400	4,684,400

Balance at March 30, 2008	7,760,968	78,200	32,087,400	(33,454,300)	61,552,900	(112,600)		60,151,600
Proceeds from issuance of stock	291,296	1,700	398,000	—	—	—	—	399,700
Treasury stock purchases	(989,346)	—	—	(8,701,400)	—	—	—	(8,701,400)
Non-cash stock compensation expense	22,500	200	1,830,400	—	—	—	—	1,830,600
Excess tax benefit from stock-based compensation	—	—	187,900	—	—	—	—	187,900
Comprehensive Income:
Net income	—	—	—	—	6,328,000	—	6,328,000
Other comprehensive loss, net of tax	—	—	—	—	—	(30,200)	(30,200)

Total comprehensive income							6,297,800	6,297,800

Balance at March 29, 2009	7,085,418	80,100	34,503,700	(42,155,700)	67,880,900	(142,800)		60,166,200
Proceeds from issuance of stock	181,587	1,200	434,000	—	—	—	—	435,200
Treasury stock purchases	(57,627)	—	—	(663,700)	—	—	—	(663,700)
Non-cash stock compensation expense	22,500	200	2,162,400	—	—	—	—	2,162,600
Excess tax loss from stock-based compensation	—	—	(162,400)	—	—	—	—	(162,400)
Cash dividends paid	—	—	—	—	(1,476,700)	—	—	(1,476,700)
Comprehensive Income:
Net income	—	—	—	—	9,138,800	—	9,138,800
Other comprehensive income, net of tax	—	—	—	—	—	45,200	45,200

Total comprehensive income							9,184,000	9,184,000

Balance at March 28, 2010	7,231,878	$81,500	$36,937,700	$(42,819,400)	$75,543,000	$(97,600)		$69,645,200

*
All share numbers have been retroactively restated for all periods presented to reflect the April 2010 announcement of a stock dividend in order to effect a three-for-two stock split.

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,138,800	$6,328,000	$4,818,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,116,300	4,218,300	4,814,300
Gain on the sale of property and equipment	—	(157,600)	—
Non-cash stock compensation expense	2,162,600	1,830,600	2,797,900
Deferred income taxes and other	2,165,300	(681,900)	(798,000)
Change in trade accounts receivable	(16,073,700)	11,097,300	(10,541,000)
Change in product inventory	(8,451,100)	12,516,900	(11,608,500)
Change in prepaid expenses and other current assets	629,800	44,900	132,000
Change in trade accounts payable	18,982,300	(22,883,400)	17,535,400
Change in payroll, benefits and taxes	2,479,800	3,480,000	(3,656,300)
Change in income and sales tax liabilities	(380,400)	(1,066,200)	555,800
Change in accrued expenses and other current liabilities	41,300	428,900	109,800

Net cash provided by operating activities	14,811,000	15,155,800	4,160,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,058,100)	(3,449,400)	(2,507,400)
Proceeds from sale of property and equipment	—	220,000	—
Acquisition of business in purchase transaction	—	—	(659,500)
Additional earn-out payments on acquired businesses	(2,382,000)	(1,309,000)	(1,670,500)

Net cash used in investing activities	(5,440,100)	(4,538,400)	(4,837,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from revolving line of credit	—	(3,353,500)	3,353,500
Payments on long-term debt	(385,200)	(359,900)	(356,400)
Proceeds from debt issuance	250,000	—	—
Proceeds from issuance of stock	122,200	123,100	668,700
Cash dividends paid	(1,476,700)	—	—
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(484,900)	(8,701,400)	(6,238,100)
Payments of debt issue costs	(175,000)	—	—
Excess tax (loss) benefit from stock-based compensation	(162,400)	187,900	1,159,500

Net cash used in financing activities	(2,312,000)	(12,103,800)	(1,412,800)

Net increase (decrease) in cash and cash equivalents	7,058,900	(1,486,400)	(2,090,100)
CASH AND CASH EQUIVALENTS, beginning of period	599,800	2,086,200	4,176,300

CASH AND CASH EQUIVALENTS, end of period	$7,658,700	$599,800	$2,086,200

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

        TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), architects better product and value chain solutions, at lower costs, to support the construction, operation and use of mobility and data wireless systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 97% of the Company's sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company's sales are made in United States Dollars.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

        The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. The fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 contained 52 weeks.

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

Product Inventory

        Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out ("FIFO") method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At fiscal year end 2010 and 2009, the Company has a reserve for excess and/or obsolete inventory of $3,461,700 and $2,681,100, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives
Information technology equipment and software	1–5 years
Configuration, Fulfillment and Delivery technology system	7 years
Furniture, telephone system, equipment and tooling	3–10 years
Building, building improvements and leasehold improvements	2–40 years

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

        The Company capitalizes computer software costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and when management authorizes and commits to funding the project and it is probable that the project will be completed. Development and acquisition costs are capitalized when the software project is either for the development of new software, to increase the life of existing software or to add significantly to the functionality of existing software. Capitalization ceases when the software project is substantially complete and ready for its intended use.

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

Goodwill and Other Intangible Assets

        Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts and

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method. Intangible assets other than goodwill are recorded within other long-term assets in the Company's Consolidated Balance Sheets. The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimates the present value of the reporting unit's future cash flows. Key assumptions used to determine the present value of a reporting unit's future cash flows in fiscal year 2010 include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company's weighted average cost of capital adjusted for risks associated with our operations. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

        The indefinite lived intangible asset impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. These estimates of discounted cash flows will likely change over time as impairment tests are performed. Estimates of fair value are also adversely affected by increases in interest rates and the applicable discount rate. Based on the Company's impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2010, 2009 or 2008.

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

        Because the Company's sales transactions meet the conditions set forth in the FASB standard on revenue recognition, it recognizes revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) the price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay, and is not contingent on their resale of the product, 3) the buyer's obligation to the Company does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from the Company, 5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because the Company's normal terms and conditions of sale are consistent with conditions 1-5 above, and the Company is able to perform condition 6, it makes a reasonable estimate of product returns in sales transactions and accrues a sales return reserve based on this estimate.

        Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company's solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company's customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company's sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company has several relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 5% of total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

        Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total revenues for fiscal years 2010, 2009 and 2008.

        Other than sales relating to the Company's private brands, we offer no product warranties in excess of original equipment manufacturers' warranties. The Company's warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2010, 2009 and 2008.

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

Shipping and Handling Costs

        Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $12,398,500, $13,801,900, and $16,226,700 for fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, respectively.

Advertising Costs

        The Company expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog, generally one year or less). Direct catalog production costs included in prepaid and other assets had a zero balance at March 28, 2010 and totaled $719,300 at March 29, 2009. The Company tracks orders and revenue directly sourced from its catalog. Total advertising and marketing expense was $1,932,200, $2,787,300 and $3,646,700 for fiscal years 2010, 2009 and 2008, respectively.

Stock Compensation Awards Granted to Team Members

        The Company records stock compensation awards in accordance with the FASB standard regarding stock compensation and share-based payments, which requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting to be amortized by an accelerated method rather than the straight-line method.

Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the tax rate expected to be in effect when the taxes are paid or refunds received. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        In June 2006, the FASB issued a new standard clarifying the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition,

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the standard effective as of April 2, 2007. As a result of the adoption, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. See Note 12 for further discussion of the standard and its impact on the Company's consolidated financial statements.

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

        In March 2008, the FASB issued a new standard requiring entities to provide enhanced disclosure of derivative instruments. Under the accounting standard, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under other accounting standards and the related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The provisions of this standard are effective for periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued a new standard requiring disclosures about the fair value of financial instruments for interim financial statements in addition to annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. The Company adopted the standard effective June 28, 2009. The adoption of the standard did not have a material impact on the Company's interim consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        In May 2009, the FASB issued a new standard establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires an entity to evaluate subsequent events through the date its financial statements are filed. The standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

        In July 2009, the FASB established "The FASB Accounting Standards Codification" (the "Codification" or "ASC"). The Codification replaced the United States Generally Accepted Accounting Principles ("GAAP") and became the single source of authoritative nongovernmental U.S. GAAP. All guidance included in the Codification is authoritative, even guidance that comes from what used to be deemed a non-authoritative section of a standard. All non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. Other than resolving certain minor inconsistencies in current GAAP, the Codification does not change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendment clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 with early adoption permitted. The adoption of the standard update did not have a material impact on the Company's consolidated financial statements.

Impact of Accounting Changes

        In June 2008, the FASB issued a new standard addressing how entities account for participating securities. The standard provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method under the accounting standards and related interpretations. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Restricted stock of the Company of 135,000 split adjusted shares as of March 28, 2010 are considered participating securities since the award contains a non-forfeitable right to dividends irrespective of whether the stock ultimately vests. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Company retrospectively adjusted earnings per share data to conform to the provisions of the standard. Accordingly, the Company adopted the standard effective March 30, 2009 and computed earnings per

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

share using the two-class method for all periods presented. The standard reduced full fiscal year 2009, 2008 and 2007 diluted earnings per split adjusted common share by $0.02, $0.01 and $0.01, respectively. Prior to 2007, the Company did not have any securities that qualified as participating securities. See Note 14 for additional disclosures.

Note 3. Stock Split Effected in the Form of a Dividend

        On April 28, 2010, the Company's Board of Directors announced a stock dividend in order to effect a three-for-two-stock split of the Company's common stock. Each holder of the Company's common stock, par value $0.01 per share, as of the close of business on May 12, 2010, will receive on May 26, 2010, a stock dividend of one additional share of common stock for every two outstanding shares held. All share and earnings per share numbers have been retroactively restated to reflect the stock dividend for all periods presented. The number of authorized shares of common stock remains at 15 million. The reference from time to time herein to "split adjusted" is for the convenience of the reader; and the absence in some places of such reference should not be construed to mean such numbers or values are not "split adjusted," unless noted as such.

Note 4. Acquisitions

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

        In fiscal year 2010, the Company increased the amount of goodwill by $2,467,000, corresponding to additional earn-outs based on achievement of certain earnings thresholds in accordance with the terms of the acquisition agreement. Of this amount $185,000, was accrued as of fiscal 2010 year-end and will be paid in fiscal year 2011. The remaining $2,282,000 was paid in May 2009 as part of a $2.4 million payment for the earn-out period of May 2008 through April 2009. In accordance with the acquisition agreement, these payments were made net of $375,000 per year, representing one quarter of the $1.5 million non-refundable prepayment made against future earn-out payments. As of March 28, 2010, $6,565,500 has been recorded as goodwill relating to this acquisition. Also, an interim performance analysis of the business unit as of fiscal year end 2010, indicated that approximately $2.7 million in additional earn-out payments would become due and payable in respect of achievement of earnings thresholds during the final year of the four-year earn-out period, although all conditions to payment of this amount under the terms of the acquisition agreement were not satisfied until the close of that fourth year in April 2010 (during the first quarter of fiscal year 2011) and therefore, the potential obligation was not accrued during fiscal year 2010. Upon completion of the contingency period, this amount will be paid (and will be recorded) in fiscal year 2011.

Notes to Consolidated Financial Statements (Continued)

Note 5. Property and Equipment

        All of the Company's property and equipment is located in the United States. Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2010	2009
Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	15,485,400	15,374,300
Information technology equipment and computer software	17,481,300	18,943,300
Furniture, telephone system, equipment and tooling	5,539,600	4,979,700

	43,247,100	44,038,100
Less accumulated depreciation and amortization	(22,567,200)	(22,471,200)

Property and equipment, net	$20,679,900	$21,566,900

        Depreciation of property and equipment was $3,896,500, $3,998,500 and $4,606,800 for fiscal years 2010, 2009 and 2008, respectively.

        Unamortized capitalized computer software as of March 28, 2010 and March 29, 2009 was $2,769,200 and $2,215,900, respectively. Depreciation of capitalized computer software was $1,041,900, $881,700 and $1,083,600 for fiscal years 2010, 2009 and 2008, respectively.

Note 6. Goodwill and Other Intangible Assets

        Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 28, 2010 and March 29, 2009 are summarized as follows:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Customer contracts	$696,100	$574,300	$696,100	$417,400
Covenants not to compete	377,600	229,400	377,600	166,500
Other	878,500	878,500	878,500	878,500

	1,952,200	1,682,200	1,952,200	1,462,400
Unamortized Intangible Assets:
Trademarks	850,000	—	850,000	—

Total Other Intangible Assets	$2,802,200	$1,682,200	$2,802,200	$1,462,400

        Amortization expense relating to other intangible assets was $219,800 for fiscal year 2010, $219,800 for fiscal year 2009 and $207,500 for fiscal year 2008. At March 28, 2010, amortizable intangible assets have an average remaining life of 2.7 years. Other amortized intangible assets primarily relate to

Notes to Consolidated Financial Statements (Continued)

Note 6. Goodwill and Other Intangible Assets (Continued)

trademarks. Estimated amortization expense for current intangible assets for the next five years is follows:

Fiscal year:
2011	$107,500
2012	97,300
2013	53,000
2014	12,200
2015	—

$270,000

        All of the Company's goodwill is recorded in its Network Infrastructure segment. The changes in the carrying amount of goodwill for the years ended March 28, 2010 and March 29, 2009 are as follows:

Net Carrying Amount
Balance at March 30, 2008	$6,310,100
Current year acquisitions	—
Earn-outs on acquisitions	240,600

Balance at March 29, 2009	6,550,700
Current year acquisitions	—
Earn-outs on acquisitions	2,467,000

Balance at March 28, 2010	$9,017,700

        Also, an interim performance analysis of the TerraWave/GigaWave business unit as of fiscal year end 2010, indicated that approximately $2.7 million in additional earn-out payments would become due and payable in respect of achievement of earnings thresholds during the final year of the four-year earn-out period, although all conditions to payment of this amount under the terms of the acquisition agreement were not satisfied until the close of that fourth year in April 2010 (during the first quarter of fiscal year 2011) and therefore, the potential obligation was not accrued during fiscal year 2010. Upon completion of the contingency period, this amount will be paid (and will be recorded) in fiscal year 2011 (See Note 4).

Note 7. Borrowings Under Revolving Credit Facility

        On May 31, 2007, the Company established a $50.0 million revolving credit facility (Credit Agreement) with both Wachovia Bank, National Association, and SunTrust Bank, replacing a $30.0 million revolving credit facility established in September 2003. The facility is unsecured and provides for monthly payments of interest accruing at a LIBOR rate plus an applicable margin. The terms of the revolving credit facility require the Company to meet certain financial convenants and ratios and contains other limitations including certain restrictions on dividend payments. Borrowing availability under the facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. The replacement facility had a term initially expiring in May 2010.

        On June 30, 2008, the Company entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, to amend a negative covenant included in the Credit Agreement for the Company's existing $50 million unsecured revolving line of credit facility, to increase

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings Under Revolving Credit Facility (Continued)

the amount of common stock permitted to be repurchased by the Company (beginning on the inception date of the Credit Agreement) from $10 million to $15 million, during the term of the credit facility.

        On December 3, 2008, the Company entered into a Second Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, pursuant to which the Credit Agreement for the $50.0 million unsecured revolving credit facility was amended. The Second Modification Agreement amended a negative covenant in the Credit Agreement by increasing from $15.0 million to $25.0 million the amount of stock permitted to be repurchased over the term of the revolving credit facility. In addition, the Second Modification Agreement positively adjusted on a going forward basis certain other of the financial covenants applicable to the Company under the Credit Agreement, to adjust the definitions of "cash flow" and "tangible net worth" and to afford the Company limited relief from dividend restrictions. This limited relief allowed for the payment of up to $2.0 million annually in dividends on Company stock, provided that the Company otherwise remains in compliance with the terms of the Credit Agreement.

        On July 23, 2009, the Company entered into a Third Modification Agreement, dated as of July 22, 2009, with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement and related promissory note for the Company's existing unsecured revolving credit facility. Pursuant to and in connection with the Third Modification Agreement, the maximum available principal amount under the unsecured revolving credit facility was reduced to $35 million from $50 million, and the term of the revolving credit facility, as so modified, was extended to May 31, 2012. The Third Modification Agreement also provided for the modification of certain of the several financial covenants applicable to the borrowers on a going forward basis, including the "tangible net worth" and "maximum funded debt to EBITDA" covenants. In addition, the amount of allowable dividend payments under the Credit Facility was increased from $2.0 million to $2.5 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

        The facility provides for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 2.25% to 3.25%. The weighted average interest rate on borrowings under the Company's revolving credit facilities was 2.46%, 3.27% and 5.73% for fiscal years 2010, 2009 and 2008, respectively. Interest expense on this revolving credit facility for fiscal years 2010, 2009 and 2008 totaled $22,200, $264,000 and $364,000, respectively. Average borrowings under this revolving credit facility totaled $899,200, $5,545,800 and $3,274,100 and maximum borrowings totaled $9,695,600, $19,458,100 and $19,353,100, for fiscal years 2010, 2009 and 2008, respectively.

        At March 28, 2010 and March 29, 2009, the Company had a zero balance on its revolving credit facility.

        Subsequent to the Company's year end, on April 28, 2010, the credit facility was further amended to increase the allowable dividend payments in any 12 month period from $2.5 million to $5.0 million (see Note 20).

        Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing Term Loan with the same lenders (see Note 8), having an original principal amount of $5.5 million. Accordingly, each of the modifications described above also had the effect of amending the financial covenants applicable to the Term Loan.

        The Company was in compliance with the terms and financial convenants applicable to each of the revolving credit facility and term loan facility at the end of fiscal years 2010, 2009 and 2008.

Notes to Consolidated Financial Statements (Continued)

Note 8. Long-Term Debt

        On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The new term loan had an original principal amount of $4.5 million and is payable in monthly installments of principal and interest with the balance due at maturity, June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company's revolving credit facility (see Note 7), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at March 28, 2010 and March 29, 2009 was $3,225,000 and $3,450,000, respectively. The weighted average interest rate on borrowings under this note was 2.06%, 3.85% and 5.82% for fiscal years 2010, 2009 and 2008, respectively. Interest expense under this note was $60,000, $147,900 and $265,900 for fiscal years 2010, 2009 and 2008, respectively.

        On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company's existing term loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. The Company anticipates retaining at least some portion of the interest rate swap agreement throughout the period of the loan. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income (loss), has been, or is anticipated to be reclassified into earnings. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swaps' provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The fair value of this interest rate swap, net of tax, at March 28, 2010 and March 29, 2009 was an unrealized loss of $(97,600) and $(142,800), respectively, and is included in other long-term liabilities and accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets.

        At March 28, 2010 and March 29, 2009, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $253,900 and $393,100, respectively. The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $10,200, $14,600 and $18,100 for fiscal years 2010, 2009 and 2008, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

        On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At March 28, 2010, the principal balance of this term loan was $229,100. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $4,400 for fiscal year 2010. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

Notes to Consolidated Financial Statements (Continued)

Note 8. Long-Term Debt (Continued)

        As of March 28, 2010, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2011	$379,900
2012	3,134,100
2013	24,200
2014	24,700
2015	25,200
Thereafter	119,900

$3,708,000

Note 9. Commitments and Contingencies

        The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2010, 2009 and 2008 totaled $2,762,800, $2,631,600 and $2,560,200, respectively.

        The Company entered into an Agreement of Lease, dated November 3, 2003, under which the Company leases office space where the Company's sales, marketing and administrative offices are located. The Agreement of Lease provided for a term beginning June 1, 2004 and expiring May 31, 2007. On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provided for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease. The Company entered into a Second Amendment of Agreement of Lease, dated May 1, 2007, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease. The monthly rental fee ranges from $124,700 to $144,600 throughout the lease term.

        On June 1, 2007, the Company entered into a Lease under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to the Company's Global Logistic Center, for a term beginning July 1, 2007 and expiring July 31, 2011. The monthly rental fee ranges from $35,700 to $38,500 throughout the lease term.

        The Company's minimum future obligations as of March 28, 2010 under existing operating leases are as follows:

Fiscal year:
2011	$2,504,300
2012	2,169,500
2013	1,421,400
Thereafter	—

$6,095,200

        Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company's financial condition or results of operations. In addition, from time to time, the Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales

Notes to Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

and/or use taxes which have been claimed and remitted. No federal, state and local income tax returns are currently under examination.

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

Notes to Consolidated Financial Statements (Continued)

Note 10. Business Segments (Continued)

        The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. All goodwill and intangible assets at March 28, 2010 and March 29, 2009 have been allocated to the Network Infrastructure segment. Product delivery revenues and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable. The Company's largest customer relationship, AT&T Mobility, accounted for approximately 30%, 22% and 26% of total revenues in fiscal years 2010, 2009 and 2008, respectively. Purchases from this customer primarily consist of mobile devices and accessories.

        Segment activity for fiscal years 2010, 2009 and 2008 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 28, 2010
Commercial revenues:
Public carriers and network operators	$52,731	$2,178	$10,655	$65,564
Resellers	70,631	257,191	7,078	334,900
SMUs and governments	56,665	14,451	36,152	107,268

Total commercial revenues	180,027	273,820	53,885	507,732
Consumer revenues	—	14,300	—	14,300

Total revenues	$180,027	$288,120	$53,885	$522,032

Commercial gross profit:
Public carriers and network operators	$12,442	$563	$2,554	$15,559
Resellers	19,589	54,000	1,699	75,288
SMUs and governments	15,639	4,121	8,162	27,922

Total commercial gross profit	47,670	58,684	12,415	118,769
Consumer gross profit	—	4,556	—	4,556

Total gross profit	$47,670	$63,240	$12,415	$123,325

Selling, general and administrative expenses				108,269

Income from operations				15,056
Interest expense, net				318

Income before provision for income taxes				14,738
Provisions for income taxes				5,599

Net income				9,139

Product inventory	$19,897	$22,523	$2,572	$44,992

Notes to Consolidated Financial Statements (Continued)

Note 10. Business Segments (Continued)

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 29, 2009
Commercial revenues:
Public carriers and network operators	$46,591	$2,094	$12,874	$61,559
Resellers	72,952	205,867	9,476	288,295
SMUs and governments	53,445	14,334	54,173	121,952

Total commercial revenues	172,988	222,295	76,523	471,806
Consumer revenues	—	11,201	—	11,201

Total revenues	$172,988	$233,496	$76,523	$483,007

Commercial gross profit:
Public carriers and network operators	$11,912	$596	$2,973	$15,481
Resellers	20,583	47,573	2,466	70,622
SMUs and governments	14,861	4,564	12,445	31,870

Total commercial gross profit	47,356	52,733	17,884	117,973
Consumer gross profit	—	3,879	—	3,879

Total gross profit	$47,356	$56,612	$17,884	$121,852

Selling, general and administrative expenses				110,656

Income from operations				11,196
Interest expense, net				664

Income before provision for income taxes				10,532
Provisions for income taxes				4,204

Net income				6,328

Product inventory	$18,854	$14,316	$3,370	$36,540

Year ended March 30, 2008
Commercial revenues:
Public carriers and network operators	$46,977	$2,193	$13,199	$62,369
Resellers	69,839	243,549	9,548	322,936
SMUs and governments	49,400	13,746	62,534	125,680

Total commercial revenues	166,216	259,488	85,281	510,985
Consumer revenues	—	9,983	—	9,983

Total revenues	$166,216	$269,471	$85,281	$520,968

Commercial gross profit:
Public carriers and network operators	$11,387	$633	$3,248	$15,268
Resellers	18,121	46,979	3,030	68,130
SMUs governments	12,778	4,319	12,798	29,895

Total commercial gross profit	42,286	51,931	19,076	113,293
Consumer gross profit	—	3,696	—	3,696

Total gross profit	$42,286	$55,627	$19,076	$116,989

Selling, general and administrative expenses				108,875

Income from operations				8,114
Interest expense, net				574

Income before provision for income taxes				7,540
Provisions for income taxes				2,721

Net income				4,819

Product inventory	$22,875	$22,168	$4,014	$49,057

Notes to Consolidated Financial Statements (Continued)

Note 11. Stock Buyback

        On April 28, 2003, the Company's Board of Directors approved a stock buyback program. As of March 28, 2010, the Board of Directors has authorized the purchase of up to 3,593,350 split adjusted share of outstanding common stock under the buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of March 28, 2010, the Company had purchased 3,502,887 shares for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased, 36,195 shares were repurchased in fiscal year 2010 at an average price of $9.90 per share, 255,231 shares were repurchased in fiscal year 2009 at an average price of $8.07 per share and 519,160 shares were repurchased in fiscal year 2008 at an average price of $9.31 per share. The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock options and restricted stock awards. For fiscal year 2010 and 2009 this totaled $126,500 and $230,200, respectively.

        In addition to the shares repurchased in the stock buyback program discussed immediately above, on July 1, 2008 the Company repurchased all 705,000 split adjusted shares of its common stock held by Brightpoint, Inc. (Brightpoint) in a privately negotiated transaction. Pursuant to an agreement entered into between the Company and Brightpoint, the Company purchased Brightpoint's share holdings, comprising approximately 9% of the Company's total then outstanding common stock, for $9.09 per split adjusted share, or a total of $6,410,800. The price per share was determined based on the seven trading day trailing average closing price of the Company's common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase price per share approximated the price of the Company's common stock on the transaction date. The purchase was funded through available cash and borrowings under the Company's unsecured revolving line of credit facility. This transaction was not made under, nor does it affect the number of shares available for repurchase under, the Company's stock buyback program discussed above. In connection with this transaction, the Company and certain of its subsidiaries entered into a First Modification Agreement with SunTrust Bank and Wachovia Bank, National Association, to amend a negative covenant included in the Credit Agreement for the Company's then existing $50.0 million unsecured revolving line of credit facility, to increase the amount of common stock permitted to be repurchased by the Company (beginning on the inception date of the Credit Agreement) from $10.0 million to $15.0 million, during the term of the credit facility (also See Notes 7 and 20 for a discussion of additional modifications to the credit facility).

Note 12. Income Taxes

        A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2010	2009	2008
Statutory federal rate	34.2%	34.0%	34.0%
State taxes, net of federal benefit	1.4	2.8	1.4
Non-deductible expenses	1.1	1.6	2.1
Other	1.3	1.5	(1.4)

Effective rate	38.0%	39.9%	36.1%

Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes (Continued)

        The provision for income taxes was comprised of the following:

		2010	2009	2008
Federal:	Current	$4,216,700	$3,386,600	$3,625,800
	Deferred	914,000	255,700	(1,024,000)
State:	Current	395,900	571,200	194,900
	Deferred	72,500	(10,000)	(75,800)

Provision for income taxes		$5,599,100	$4,203,500	$2,720,900

        Total deferred tax assets and deferred tax liabilities as of March 28, 2010 and March 29, 2009, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Accrued expenses and reserves	$3,399,300	$3,403,000
Stock based compensation	1,215,700	963,700

	$4,615,000	$4,366,700

Deferred tax liabilities:
Depreciation	$2,300,400	$1,841,800
Other assets	1,350,400	574,200

	$3,650,800	$2,416,000

        The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 28, 2010 or March 29, 2009.

        Effective April 2, 2007, the Company adopted a new standard clarifying the accounting for uncertainty in income taxes recognized in the Company's financial statements. As a result of the adoption, the Company recognized a $72,100 decrease in beginning retained earnings as of April 2, 2007. As of March 28, 2010, the gross amount of unrecognized tax benefits was $1,001,600 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $793,200. The remaining $208,400 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions. As of March 29, 2009, the Company had gross unrecognized tax benefits of $792,000 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $650,100. The remaining $141,900 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions. Based on the potential outcome of the Company's tax examinations and the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, are estimated to be in the range of $0 to $410,400.

        The Company's historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of the new standard on income tax uncertainties recognized in financial statements. The total amount of interest and penalties related to tax uncertainties recognized in the

Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes (Continued)

statement of income for fiscal year 2010 was $82,100 and the total amount included in the unrecognized tax benefits liability was $115,600. The total amount of interest and penalties related to tax uncertainties recognized in the statement of income for fiscal year 2009 was $82,600 and the total amount included in the unrecognized tax benefits liability was $125,200.

        A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts is as follows:

	2010	2009	2008
Beginning balance of unrecognized tax benefit	$792,000	$266,400	$319,000
Increases related to prior period tax positions	65,800	28,400	143,700
Increases related to current period tax positions	219,600	497,200	—
Reductions as a result of a lapse in the applicable statute of limitations	—	—	(196,300)
Reductions as a result of settlements	(75,800)	—	—

Ending balance of unrecognized tax benefits	$1,001,600	$792,000	$266,400

        The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2006 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2007 through 2009 remain open to examination by U.S. federal, state and local tax authorities.

Note 13. Retirement Plans

        The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees, and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $333,700, $414,100 and $505,800 during fiscal years 2010, 2009 and 2008, respectively. As of March 28, 2010 plan assets included 126,811 shares of common stock of the Company.

        The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. This plan is funded through a life insurance policy for which the Company is the sole beneficiary. The cash surrender value of the life insurance policy and the net present value of the benefit obligation of approximately $880,600 and $700,600, respectively, are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Note 14. Earnings Per Share

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

Notes to Consolidated Financial Statements (Continued)

Note 14. Earnings Per Share (Continued)

        The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, except per share amounts	2010	2009	2008
Earnings per share—Basic:
Net earnings	$9,139	$6,328	$4,819
Less: Distributed and undistributed earnings allocated to nonvested stock	(196)	(152)	(121)

Earnings available to common shareholders—Basic	$8,943	$6,176	$4,698
Weighted average common shares outstanding—Basic	7,199	7,325	7,896
Earnings per common share—Basic	$1.24	$0.84	$0.59
Earnings per share—Diluted:
Net earnings	$9,139	$6,328	$4,819
Less: Distributed and undistributed earnings allocated to nonvested stock	(189)	(147)	(117)

Earnings available to common shareholders—Diluted	$8,950	$6,181	$4,702
Weighted average common shares outstanding—Basic	7,199	7,325	7,896
Effect of dilutive options	341	208	281

Weighted average common shares outstanding—Diluted	7,540	7,533	8,177
Earnings per common share—Diluted	$1.19	$0.82	$0.58

        As of March 28, 2010, stock options with respect to 180,000 shares of common stock were outstanding. There were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. As of March 29, 2009, outstanding options in respect of 90,000 shares (of the 202,500 aggregate number of shares covered by outstanding options), and all earned but not yet vested PSUs, were included in the computation of diluted earnings per share because all such instruments were dilutive. All remaining awards were not included in the computation of dilutive earnings per share as the impact was considered anti-dilutive. As of March 30, 2008, there were no anti-dilutive stock options, Performance Stock Units or Restricted Stock outstanding.

Note 15. Stock-Based Compensation

        The Company's selling, general and administrative expenses for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 include $2,162,600, $1,830,600 and $2,797,900, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 includes $821,800, $730,600 and $1,010,000, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

        The Company's stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 24, 2008, the Company's shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 225,000 shares, from 2,638,125 to an aggregate of 2,863,125 split adjusted shares of the Company's common stock. As of March 28, 2010, 414,733 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company's 2010 fiscal year end, on May 1, 2010, based on fiscal year 2010 results, 10,500 shares related to PSUs were cancelled, and as a result, those shares were made available for future grants. Also in April 2010, additional PSUs and Restricted Stock Units were issued, providing recipients with the opportunity to earn up to 267,000 and 22,500 additional

Notes to Consolidated Financial Statements (Continued)

Note 15. Stock-Based Compensation (Continued)

shares, respectively, of the Company's common stock in the aggregate. Accordingly, on May 1, 2010, an aggregate of 135,733 shares were available for issue pursuant to future awards under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. On July 24, 2008, the Company's shareholders also approved an amendment to extend the date through which awards may be granted under the 1994 Plan from July 22, 2009 to July 22, 2014. No additional awards can be made under the 1994 Plan after July 22, 2014, without shareholder approval of an extension of the plan term. Options, restricted stock and Performance Stock Unit (PSU) awards have been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

        Performance Stock Units:    Beginning in fiscal year 2005, the Company's equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants. Accordingly, in April 2004, the Company's Board of Directors established a Performance Stock Unit Award Program under the 1994 Plan. Under the program, PSUs have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with the FASB standard on stock compensation, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management's projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures. The Company estimated the forfeiture rate primarily based on historical experience and expectations of future forfeitures. The Company's calculated estimated forfeiture rate has ranged from less than 1% to 5%.

        The following table summarizes the activity under the Company's PSU program for fiscal years 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant
Outstanding, non-vested beginning of period	539,241	$8.07	658,546	$11.19	1,305,258	$6.77
Granted	396,000	5.85	412,500	7.81	282,000	15.97
Vested	(141,794)	8.19	(234,775)	7.04	(247,247)	7.11
Forfeited/canceled	(113,820)	7.81	(297,030)	15.55	(681,465)	6.17

Outstanding, non-vested end of period	679,627	$6.75	539,241	$8.07	658,546	$11.19

Notes to Consolidated Financial Statements (Continued)

Note 15. Stock-Based Compensation (Continued)

        As of March 28, 2010, there was approximately $1.6 million of total unrecognized compensation costs related to PSUs. These costs are expected to be recognized over a weighted average period of 1.5 years. Total fair value of shares vested during fiscal years 2010, 2009 and 2008 was $833,700, $1,601,700 and $4,545,200, respectively.

        Of the outstanding PSUs covering 679,627 non-vested shares as of March 28, 2010, PSUs covering 10,500 shares were cancelled in May 2010, based on fiscal year 2010 activity. These PSUs were cancelled because individual performance targets for certain non-director employee participants did not fully reach the target performance set forth in the PSU grants for fiscal year 2010. The remaining 669,127 shares have been earned based on past performance, but not yet vested as of March 28, 2010. Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest and be paid on or about May 1, of 2010, 2011, 2012 and 2013 as follows:

Number of Shares
2010	238,162
2011	167,295
2012	167,295
2013	96,375

669,127

        Subsequent to the Company's 2010 fiscal year end, on April 23, 2010, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key individuals, providing them with the opportunity to earn up to 267,000 additional shares of the Company's common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2011. These PSUs have only one measurement year (fiscal year 2011), with any shares earned at the end of fiscal year 2011 to vest 25% on or about each of May 1 of 2011, 2012, 2013 and 2014, provided that the participant remains employed by or associated with the Company on each such date.

        Stock Options:    In accordance with the FASB standard on stock compensation, the fair value of the Company's stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company's common stock on the grant date.

        The value of each option at the date of grant is amortized as compensation expense over the option service period. This occurs without regard to subsequent changes in stock price, volatility or

Notes to Consolidated Financial Statements (Continued)

Note 15. Stock-Based Compensation (Continued)

interest rates over time, provided that the option remains outstanding. The following table summarizes the pertinent option information for outstanding options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	202,500	$5.57
Granted	—	—
Exercised	(22,500)	7.95
Cancelled	—	—

Outstanding, end of year	180,000	$5.26	2.11	$1,868,000

Exercisable, end of year	180,000	$5.26	2.11	$1,868,000

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 28, 2010. This amount changes based on the fair market value of the Company's common stock.

        There were no options granted during fiscal years 2010, 2009 and 2008. The total intrinsic value of options exercised during fiscal years 2010 and 2008 was $72,300 and $815,100. No options were exercised during fiscal year 2009.

        As of March 28, 2010, there was no unrecognized compensation costs related to stock options.

        Restricted Stock:    During the second quarter of fiscal year 2007, the Company granted 225,000 split adjusted shares of the Company's common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. No other shares of restricted stock are currently issued as awards under the 1994 Plan. On both March 28, 2010 and March 29, 2009, 22,500 shares of restricted stock were released and vested. As of March 28, 2010, there were 135,000 unvested shares and approximately $1.4 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately six years.

        Team Member Stock Purchase Plan:    During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 450,000 split adjusted shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. The Company's expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with the FASB standard on employee share purchase plans. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008 related to the FASB standard were $42,100, $42,400 and $29,100, respectively. During the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008, 21,319, 23,308 and 9,612 shares were sold to employees under this plan, having a weighted average market value of $5.73, $5.28 and $8.79, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair Value of Financial Instruments

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

The following table presents information about assets and liabilities recorded at fair value on the Company's Consolidated Balance Sheet:

	Balance at March 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap agreement, net of tax	$(97,600)	$—	$(97,600)	$—

Total liabilities at fair value	$(97,600)	$—	$(97,600)	$—

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

        The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of March 28, 2010 and March 29, 2009 due to their short term nature.

        Fair value of long-term debt, calculated using current interest rates and future principal payments, as of March 28, 2010 and March 29, 2009 is estimated as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,225,000	$3,121,000	$3,450,000	$3,228,500
Note payable to the Maryland Economic Development Corporation	$253,900	$248,100	$393,100	$391,100
Note payable to Baltimore County	$229,100	$201,900	$—	$—

Notes to Consolidated Financial Statements (Continued)

Note 17. Supplemental Cash Flow Information

        Cash paid for income taxes, net of refunds, for fiscal years 2010, 2009 and 2008 totaled $3,940,000, $4,635,300 and $2,790,900, respectively. Cash paid for interest during fiscal years 2010, 2009 and 2008 totaled $375,100, $666,300 and $634,100, respectively. No interest was capitalized during fiscal years 2010, 2009 or 2008.

Note 18. Concentration of Risk

        Sales to customers and purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, the Company has more formal agreements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice and they typically contain no obligation to make purchases from TESSCO. In the event a significant customer decides to make its purchases from another source, experiences a significant change in demand internally or from its own customer base, becomes financially unstable, or is acquired by another company, the Company's ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on its financial position and results of operations.

        The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2010, 2009 and 2008, sales of products purchased from the Company's top ten vendors accounted for 40%, 41% and 49% of total revenues, respectively. In fiscal year 2010, the Company did not have any vendors that accounted for 10% of more of its total revenues. In fiscal years 2009 and 2008, sales of product purchased from the Company's largest vendor, Motorola Inc., accounted for approximately 11% and 16% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

        As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2010, 2009 and 2008, sales of products to the Company's top ten customer relationships accounted for 40%, 31% and 31% of total revenues, respectively. In fiscal years 2010, 2009 and 2008, sales to the Company's largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 30%, 22% and 26% of total revenues, respectively.

Note 19. Shareholder Rights Plan

        On February 1, 2008, the Board of Directors of the Company unanimously adopted a shareholder rights plan. In connection with the Rights Agreement, dated as of February 1, 2008, by and between the Company and Mellon Investor Services, LLC, as Rights Agent, one preferred stock purchase right was issued for each outstanding share of common stock of the Company to stockholders of record as of February 11, 2008. Each of the rights entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value, $.01, at a price of $65.00, subject to certain adjustments. The rights, however, would not become exercisable unless and until, among other things and subject to certain exceptions, any person acquires 20 percent or more of the outstanding common stock of the Company. If triggered, each right would entitle the holder (other than the person who acquired 20 percent or more of the outstanding common stock) to purchase

Notes to Consolidated Financial Statements (Continued)

Note 19. Shareholder Rights Plan (Continued)

common stock of the Company having a market value equal to twice the exercise price of a right. As of March 28, 2010, the rights had not been triggered and were set to expire on February 11, 2011.

        On April 26, 2010, the Company's Board of Directors amended the Rights Agreement to accelerate the expiration date of the rights to April 26, 2010, and as a result the Shareholder Rights Plan terminated on that date (See Note 20).

Note 20. Subsequent Events

        On April 26, 2010 the Company terminated its Shareholder Rights Plan by entering into a First Amendment to the Rights Agreement (the "Amendment"), dated as of February 1, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent (collectively the "Rights Agreement"). The Amendment accelerates the Final Expiration Date of the Company's Series A Junior Preferred Stock Purchase Rights (the "Rights") from February 11, 2011 to April 26, 2010 ("the Final Expiration Date"). As a result of the Amendment, (i) the rights to purchase the Rights pursuant to the Rights Agreement expired at 5:00 p.m. on the Final Expiration Date and there no longer will be a Right associated with each outstanding share of the Company's common stock after the Final Expiration Date, (ii) the Rights Agreement will expire on the Final Expiration Date, and (iii) no person will have any rights pursuant to the Rights Agreement.

        On April 28, 2010, the Company and its primary operating subsidiaries, as borrowers, executed and delivered a Fourth Modification Agreement (the "Fourth Amendment"), with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement for the Company's existing unsecured revolving credit facility. Pursuant to the Fourth Amendment, the amount of dividend payments allowed to be made by the Company under the Credit Facility was increased from $2.5 million to $5.0 million in any 12 month period, assuming continued compliance by the Company with the otherwise applicable terms of the Credit Agreement. Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing Term Loan with the same lenders. Accordingly, the Fourth Amendment also has the effect of amending the financial covenants applicable to the Term Loan.

        On April 28, 2010, the Company announced a stock dividend in order to effect a three-for-two stock split of the Company's common stock. To effect the split, each holder of the Company's common stock, par value $0.01 per share, as of the close of business on May 12, 2010, will receive on May 26, 2010, a stock dividend of one additional share of common stock for every two outstanding shares held. All share and earnings per share numbers presented in this document have been adjusted to reflect the stock split. The reference from time to time herein to "split adjusted" shares is for convenience of the reader; and the absence in some places of such reference should not be construed to mean that such numbers or values are not "split adjusted," unless noted as such.

        Also on April 28, 2010, the Company declared a quarterly cash dividend of ten cents ($0.10) per share of common stock (equivalent to $0.15 per pre split share), par value $0.01 per share, of the Company, payable on June 2, 2010, to shareholders of record as of May 19, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TESSCO Technologies Incorporated

        We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 28, 2010 and March 29, 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 28, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 28, 2010 and March 29, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 12 of the Notes to the Consolidated Financial Statements, the Company adopted the provisions of Accounting Standards Codification (ASC) Topic 740—Income Taxes (formerly Financial Accounting Standards Board Interpretation No. 48), effective April 2, 2007.

/s/ Ernst & Young, LLP
Baltimore, Maryland May 27, 2010

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

        Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 28, 2010.

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

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)
The following documents are filed as part of this report:

1.
The following consolidated financial statements are included in Item 8 of this report:

2.
The following financial statement schedules are required to be filed by Item 8 and paragraph (b) of this Item 15 included herewith:

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
3.1.6
Certificate of Designations of Series A Junior Participating Preferred Stock, dated February 1, 2008 (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2008).
3.1.7
Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company, dated as of April 26, 2010 (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2010).
3.2.1	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2.1 to the Company's Current Report on Form 8-K filed on February 1, 2008).
3.2.2	Fourth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2010).
4.1.1
Rights Agreement, dated as of February 1, 2008, between the Company and Mellon Investor Services, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B) (incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 1, 2008).
4.1.2
First Amendment to Rights Agreement, dated as of April 26, 2010, between the Company and Mellon Investor Services, LLC, as rights agent (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2010).
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
10.7.6
Third Modification Agreement, made effective July 22, 2009, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 12, 2009).
10.7.7
Fourth Modification Agreement, made effective April 28, 2010, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, National Association, as lenders (filed herewith).
10.7.8
Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wachovia Bank, N.A. and SunTrust Bank, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2006).
10.7.9
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
11.1.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1.1	Subsidiaries of the Registrant (filed herewith).
23.1.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer (filed herewith).

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2010	2009	2008
Allowance for doubtful accounts:
Balance, beginning of period	$1,874,700	$1,200,700	$910,400
Provision for bad debts	743,500	1,593,600	937,900
Write-offs and other adjustments	(1,101,600)	(919,600)	(647,600)

Balance, end of period	$1,516,600	$1,874,700	$1,200,700

	2010	2009	2008
Inventory Reserve:
Balance, beginning of period	$2,681,100	$2,655,600	$2,984,100
Inventory reserve expense	2,634,900	1,983,800	3,285,800
Write-offs and other adjustments	(1,854,300)	(1,958,300)	(3,614,300)

Balance, end of period	$3,461,700	$2,681,100	$2,655,600

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED
By:	/s/ Robert B. Barnhill, Jr. Robert B. Barnhill, Jr., President May 27, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT B. BARNHILL, JR. Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 27, 2010
/s/ DAVID M. YOUNG David M. Young	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	May 27, 2010
/s/ JAY G. BAITLER Jay G. Baitler	Director	May 27, 2010
/s/ JOHN D. BELETIC John D. Beletic	Director	May 27, 2010
/s/ BENN R. KONSYNSKI Benn R. Konsynski	Director	May 27, 2010
/s/ DANIEL OKRENT Daniel Okrent	Director	May 27, 2010
/s/ DENNIS J. SHAUGHNESSY Dennis J. Shaughnessy	Director	May 27, 2010
/s/ MORTON F. ZIFFERER Morton F. Zifferer	Director	May 27, 2010