Form 10-Q
period 2010-06-27
TESSCO TECHNOLOGIES INC
filed 2010-08-11
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

or

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

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 30, 2010, was 7,395,291.

TESSCO TECHNOLOGIES INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	June 27, 2010	March 28, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,712,100	$7,658,700
Trade accounts receivable, net	66,328,300	60,675,000
Product inventory, net	52,890,300	44,991,500
Deferred tax assets	4,615,000	4,615,000
Prepaid expenses and other current assets	2,989,000	1,597,000
Total current assets	131,534,700	119,537,200

Property and equipment, net	20,905,500	20,679,900
Goodwill, net	11,684,700	9,017,700
Other long-term assets	2,049,700	2,111,900
Total assets	$166,174,600	$151,346,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$76,916,800	$59,548,900
Payroll, benefits and taxes	5,359,400	8,974,200
Income and sales tax liabilities	2,655,700	2,528,000
Accrued expenses and other current liabilities	1,331,400	1,312,900
Current portion of long-term debt	381,000	380,000
Total current liabilities	86,644,300	72,744,000

Deferred tax liabilities	3,650,800	3,650,800
Long-term debt, net of current portion	3,193,800	3,328,000
Other long-term liabilities	1,540,800	1,978,700
Total liabilities	95,029,700	81,701,500

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	83,200	81,500
Additional paid-in capital	38,303,300	36,937,700
Treasury stock	(44,019,800)	(42,819,400)
Retained earnings	76,858,300	75,543,000
Accumulated other comprehensive loss, net of tax	(80,100)	(97,600)
Total shareholders’ equity	71,144,900	69,645,200
Total liabilities and shareholders’ equity	$166,174,600	$151,346,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Income

	Three Months Ended
	June 27, 2010	June 28, 2009

Revenues	$141,952,600	$108,801,300
Cost of goods sold	109,602,800	79,785,700
Gross Profit	32,349,800	29,015,600
Selling, general and administrative expenses	28,911,700	25,761,400
Income from operations	3,438,100	3,254,200
Interest expense, net	77,800	109,300
Income before provision for income taxes	3,360,300	3,144,900
Provision for income taxes	1,290,800	1,232,800
Net income	$2,069,500	$1,912,100
Basic earnings per share	$0.27	$0.26
Diluted earnings per share	$0.26	$0.25

Cash dividends declared per common share	$0.10	$—

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 27, 2010	June 28, 2009

Cash flows from operating activities:
Net income	$2,069,500	$1,912,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,013,600	1,040,900
Non-cash stock compensation expense	557,200	555,500
Deferred income taxes and other	(392,700)	242,000
Change in trade accounts receivable	(5,653,300)	(3,690,700)
Change in product inventory	(7,898,800)	(4,388,800)
Change in prepaid expenses and other current assets	(1,392,000)	4,600
Change in trade accounts payable	14,700,900	10,294,100
Change in payroll, benefits and taxes	(3,614,800)	(694,000)
Change in income and sales tax liabilities	127,700	1,385,000
Change in accrued expenses and other current liabilities	80,400	(19,200)
Net cash (used in) provided by operating activities	(402,300)	6,641,500

Cash flows from investing activities:
Purchases of property and equipment	(1,204,700)	(292,000)
Additional earn-out payments on acquired businesses	—	(2,382,000)
Net cash used in investing activities	(1,204,700)	(2,674,000)

Cash flows from financing activities:
Payments on long-term debt	(133,200)	(94,400)
Proceeds from debt issuance	—	250,000
Cash used for issuance of stock split	(3,400)	—
Cash dividends paid	(754,200)	—
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(1,200,400)	(101,800)
Excess tax benefit (loss) from stock-based compensation	751,600	(220,800)
Net cash used in financing activities	(1,339,600)	(167,000)

Net (decrease) increase in cash and cash equivalents	(2,946,600)	3,800,500

Cash and cash equivalents, beginning of period	7,658,700	599,800

Cash and cash equivalents, end of period	$4,712,100	$4,400,300

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Notes to Unaudited Consolidated Financial Statements

June 27, 2010

Note 1. Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), architects better product and value chain solutions, at lower costs, to support the construction, operation and use of mobility and data wireless systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 98% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars.

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

Note 2. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendment clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 with early adoption permitted. The adoption of the standard update did not have a material impact on the Company’s consolidated financial statements.

Note 3. Stock Split Effected in the Form of a Dividend

On May 26, 2010, the Company issued a stock dividend in order to effect a three-for-two stock split of the Company’s common stock. All share and earnings per share numbers prior to the May 26, 2010 stock split (including without limitation all share and share-related numbers included in Notes 4, 6 and 10 below) have been retroactively restated to reflect the stock dividend for all periods presented. The number of authorized shares remains at 15,000,000.

Note 4. Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarters ended June 27, 2010 and June 28, 2009 includes $557,200 and $555,500, respectively, of non-cash stock compensation expense. Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit (loss) directly to shareholders’ equity of $751,600 and ($220,800), primarily related to the PSUs which vested during the three months ended June 27, 2010 and June 28, 2009, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal year 2011:

	Three Months Ended June 27, 2010	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	679,627	$6.75
Granted	267,000	16.05
Vested	(238,163)	7.24
Forfeited/cancelled	(12,375)	6.47
Shares available for issue under outstanding PSUs, non-vested end of period	696,089	$10.15

Of the 696,089 shares available for issuance under outstanding PSUs, but not yet vested as of June 27, 2010, 429,840 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2011, 2012 and 2013.

The PSUs cancelled during fiscal year 2011 primarily related to the fiscal year 2010 grant of PSUs, which had a 1-year measurement period (fiscal year 2010). Of the PSUs cancelled, PSUs covering 10,500 shares were cancelled because the applicable individual fiscal 2010 performance targets were not fully satisfied for certain non-director employee participants. In addition, 1,125 non-vested shares related to the fiscal year 2010 grant of PSUs were forfeited and 750 shares related to the fiscal year 2011 grant of PSUs were cancelled due to a participant no longer being employed by the Company. Per the provisions of the Second Amended and Restated 1994 Stock and Incentive Plan (the “1994 Plan”), the shares related to these PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal year 2011, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals and directors, providing them with the opportunity to earn up to 267,000 additional shares of the Company’s common stock in the aggregate (of which 750 PSUs have since been cancelled due to a participant no longer being employed by the Company), depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for employees (independent directors are not subject to individual performance factors). These PSUs have only one measurement year (fiscal year 2011), with any shares earned at the end of fiscal year 2011 to vest and be issued 25% on or about May 1 of each of 2011, 2012, 2013 and 2014, provided that the respective participants remain employed by or associated with the Company on each such date.

If the maximum target of PSUs granted in fiscal year 2011 is assumed to be earned, total unrecognized compensation costs on these and all other earned but unvested PSU’s would be approximately $4.0 million as of June 27, 2010 and would be expensed through fiscal year 2014.

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

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of June 27, 2010, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the three months ended June 27, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	180,000	$5.26
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding and exercisable, end of period	180,000	5.26

Restricted Stock: In fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. As of June 27, 2010, 135,000 shares remain unvested and there was no activity related to these restricted shares during the first three months of fiscal year 2011. As of June 27, 2010, there was approximately $1.4 million of total unrecognized compensation costs related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately six years. Also in fiscal year 2011, restricted stock units covering 22,500 shares were issued to various non-executive employees. These shares vest on the last day of fiscal year 2014, provided the employees are still employed by the Company on that date. The weighted average fair value for these shares at the grant date was $16.13. As of June 27, 2010, there was approximately $0.2 million of total unrecognized compensation costs related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately four years. No other shares of restricted stock are currently issued as awards under the 1994 Plan.

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

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at June 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Interest rate swap agreement, net of tax	$80,100	$—	$80,100	$—
Total liabilities at fair value	$80,100	$—	$80,100	$—

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company’s existing term loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. The Company anticipates retaining at least some portion of the interest rate swap agreement whose notional amount outstanding amortizes down over the period of the interest rate swap at a rate which matches the Company’s debt principle payments throughout the period of the term loan. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income (loss), has been, or is anticipated to be reclassified into earnings. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swap’s provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 27, 2010 and March 28, 2010 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of June 27, 2010 and March 28, 2010 is estimated as follows:

	June 27, 2010		March 28, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,168,800	$3,082,700	$3,225,000	$3,121,000
Note payable to the Maryland Economic Development Corporation	$182,700	$178,400	$253,900	$248,100
Note payable to Baltimore County	$223,300	$196,523	$229,100	$201,900

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

The following table presents the calculation of basic and diluted earnings per common share:

	Three Months Ended
Amounts in thousands, expect per share amounts	June 27, 2010	June 28, 2009
Earnings per share — Basic:
Net earnings	$2,069	$1,912
Less: Distributed and undistributed earnings allocated to nonvested stock	(36)	(41)
Earnings available to common shareholders — Basic	$2,033	$1,871

Weighted average common shares outstanding — Basic	7,587	7,166

Earnings per common share — Basic	$0.27	$0.26

Earnings per share — Diluted:
Net earnings	$2,069	$1,912
Less: Distributed and undistributed earnings allocated to nonvested stock	(35)	(40)
Earnings available to common shareholders — Diluted	$2,034	$1,872

Weighted average common shares outstanding — Basic	7,587	7,166
Effect of dilutive options	372	215
Weighted average common shares outstanding — Diluted	7,959	7,381

Earnings per common share — Diluted	$0.26	$0.25

Anti-dilutive equity awards not included above	—	67,500

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at June 27, 2010 relates to acquisitions within its Network Infrastructure line of business. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the first quarter of fiscal years 2011 and 2010 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended June 27, 2010
Commercial revenues:
Public carriers and network operators	$17,603	$483	$3,624	$21,710
Resellers	20,777	67,997	1,907	90,681
SMUs and governments	16,342	4,779	4,670	25,791
Total commercial revenues	54,722	73,259	10,201	138,182
Consumer revenues	—	3,771	—	3,771
Total revenues	$54,722	$77,030	$10,201	$141,953

Commercial gross profit:
Public carriers and network operators	$3,963	$134	$801	$4,898
Resellers	5,679	12,780	468	18,927
SMUs and governments	4,455	1,254	1,515	7,224
Total commercial gross profit	14,097	14,168	2,784	31,049
Consumer gross profit	—	1,301	—	1,301
Total gross profit	$14,097	$15,469	$2,784	$32,350

Selling, general and administrative expenses				28,912
Income from operations				3,438
Interest expense, net				78
Income before provision for income taxes				3,360
Provision for income taxes				1,291
Net income				$2,069

Product inventory	$26,914	$23,049	$2,927	$52,890

Fiscal Quarter ended June 28, 2009
Commercial revenues:
Public carriers and network operators	$10,550	$467	$2,716	$13,733
Resellers	16,791	46,624	1,881	65,296
SMUs and governments	12,448	3,234	10,859	26,541
Total commercial revenues	39,789	50,325	15,456	105,570
Consumer revenues	—	3,231	—	3,231
Total revenues	$39,789	$53,556	$15,456	$108,801

Commercial gross profit:
Public carriers and network operators	$2,679	$122	$676	$3,477
Resellers	4,912	12,324	470	17,706
SMUs and governments	3,572	977	2,331	6,880
Total commercial gross profit	11,163	13,423	3,477	28,063
Consumer gross profit	—	953	—	953
Total gross profit	$11,163	$14,376	$3,477	$29,016

Selling, general and administrative expenses				25,762
Income from operations				3,254
Interest expense, net				109
Income before provision for income taxes				3,145
Provision for income taxes				1,233
Net income				$1,912

Product inventory	$19,470	$17,157	$4,302	$40,929

Note 8. Comprehensive Income

The components of total comprehensive income were as follows:

	Three Months Ended
	June 27, 2010	June 28, 2009

Net Income	$2,069,500	$1,912,100
Change in value of interest rate swap, net of tax	17,500	16,800
Total comprehensive income	$2,087,000	$1,928,900

Note 9. Borrowings Under Revolving Credit Facility

On April 28, 2010, the Company and its primary operating subsidiaries, as borrowers, executed and delivered a Fourth Modification Agreement (the “Fourth Amendment”), with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement for the Company’s existing unsecured revolving credit facility.  Pursuant to the Fourth Amendment, the amount of dividend payments allowed to be made by the Company under the Credit Facility was increased from $2.5 million to $5.0 million in any 12 month period, assuming continued compliance by the Company with the otherwise applicable terms of the Credit Agreement. Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company’s existing Term Loan with the same lenders. Accordingly, the Fourth Amendment also has the effect of amending the financial covenants applicable to the Term Loan.

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of June 27, 2010, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of June 27, 2010, the Company had purchased 3,502,887 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, no shares were repurchased in the first three months of fiscal year 2011. As of June 27, 2010, 90,463 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, on July 1, 2008 the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. Pursuant to an agreement entered into between the Company and Brightpoint, the Company purchased Brightpoint’s share holdings, comprising approximately 9% of the Company’s total then outstanding common stock, for $9.09 per share, or a total of $6,410,800. The price per share was determined based on the seven trading day trailing average closing price of the Company’s common stock on the NASDAQ Global Market determined as of the close of trading on June 30, 2008. The purchase price per share approximated the price of the Company’s common stock on the transaction date. The purchase was funded through available cash and borrowings under the Company’s unsecured revolving line of credit facility. This transaction was not made under, nor does it affect the number of shares available for repurchase under, the Company’s stock buyback program discussed above.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended June 27, 2010 and June 28, 2009 the allocated value of the shares withheld totaled $1,200,400 and $101,800, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarters ended June 27, 2010 and June 28, 2009, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 25% and 22% of total revenues, respectively.

Note 12. Subsequent Events

On July 21, 2010, the Company declared a quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on August 25, 2010, to shareholders of record as of August 11, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects better product and value chain solutions, at lower costs, to support the construction, operation and use of mobility and data wireless systems. Although we sell products to customers in many countries, approximately 98% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

Our first quarter revenues increased by 30.5% compared to the first quarter of last year. This increase was driven by growth in our network infrastructure and mobile devices and accessories commercial lines of business, partially offset by a decline in our installation, test and maintenance commercial line of business. Gross profits also increased in our network infrastructure and mobile devices and accessories commercial lines of business, and were partially offset by a decline in our installation, test and maintenance commercial line of business. This overall increase in gross profit, partially offset by an increase in operating expenses to support our growth initiatives and increased order volume, resulted in a 8.2% increase in net income and a 4.0% increase in diluted earnings per share over the prior-year quarter.

The current global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, rising unemployment and concerns that the worldwide economy may experience a prolonged recessionary period — may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. Our strong first quarter revenue growth was driven by a 5% growth in the average number of monthly buying customers and a 25% increase in the average dollars purchased for each buying customer compared to the same period of fiscal year 2010. Accordingly, while we believe that the economy continues to show signs of improvement, but we also believe that our customers are continuing to experience difficultly in the current economic environment. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation. The impact of the crisis on our liquidity is further discussed below under the heading “Liquidity and Capital Resources.”

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. The nature of our business is that, from time to time, we experience the loss and changes in the business habits of significant customer and vendor relationships and may continue to do so in the future. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 420 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarters ended June 27, 2010 and June 28, 2009:

	Three Months Ended
(Amounts in thousands, except per share data)	June 27, 2010	June 28, 2009	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$17,603	$10,550	$7,053	66.9%
Resellers	20,777	16,791	3,986	23.7%
SMUs and Governments	16,342	12,448	3,894	31.3%
Total Network Infrastructure	54,722	39,789	14,933	37.5%
Mobile Devices and Accessories:
Public Carriers and Network Operators	483	467	16	3.4%
Resellers	67,997	46,624	21,373	45.8%
SMUs and Governments	4,779	3,234	1,545	47.8%
Total Mobile Devices and Accessories	73,259	50,325	22,934	45.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	3,624	2,716	908	33.4%
Resellers	1,907	1,881	26	1.4%
SMUs and Governments	4,670	10,859	(6,189)	(57.0)%
Total Installation, Test and Maintenance	10,201	15,456	(5,255)	(34.0)%
Total Commercial Revenues	138,182	105,570	32,612	30.9%
Consumer Revenues - Mobile Devices and Accessories	3,771	3,231	540	16.7%
Total Revenues	$141,953	$108,801	$33,152	30.5%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,963	$2,679	$1,284	47.9%
Resellers	5,679	4,912	767	15.6%
SMUs and Governments	4,455	3,572	883	24.7%
Total Network Infrastructure	14,097	11,163	2,934	26.3%
Mobile Devices and Accessories:
Public Carriers and Network Operators	134	122	12	9.8%
Resellers	12,780	12,324	456	3.7%
SMUs and Governments	1,254	977	277	28.4%
Total Mobile Devices and Accessories	14,168	13,423	745	5.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	801	676	125	18.5%
Resellers	468	470	(2)	(0.4)%
SMUs and Governments	1,515	2,331	(816)	(35.0)%
Total Installation, Test and Maintenance	2,784	3,477	(693)	(19.9)%
Total Commercial Gross Profit	31,049	28,063	2,986	10.6%
Consumer Gross Profit - Mobile Devices and Accessories	1,301	953	348	36.5%
Total Gross Profit	32,350	29,016	3,334	11.5%

Selling, general and administrative expenses	28,912	25,762	3,150	12.2%
Income from operations	3,438	3,254	184	5.7%
Interest expense, net	78	109	(31)	(28.4)%
Income before provision for income taxes	3,360	3,145	215	6.8%
Provision for income taxes	1,291	1,233	58	4.7%
Net income	$2,069	$1,912	$157	8.2%
Diluted earnings per share	$0.26	$0.25	$0.01	4.0%

First Quarter of Fiscal Year 2011 Compared with First Quarter of Fiscal Year 2010

Revenues. Revenues for the first quarter of fiscal year 2011 increased 30.5% as compared with the first quarter of fiscal year 2010, primarily due to a 30.9% increase in commercial revenues, and to a much lesser extent, a 16.7% increase in consumer revenues. Sales increased in our network infrastructure and mobile devices and accessories lines of business, but were partially offset by decreased sales in our installation, test and maintenance line of business.

Network infrastructure sales increased 37.5% as compared with the first quarter of fiscal year 2010, as a result of higher sales of radio frequency propagation and site support products across all of our market categories. Sales of broadband products increased to resellers and self-maintained users, partially offset by decreased sales to public carriers and network operators.

Sales in the mobile devices and accessories line of business increased 43.8% in the first quarter of fiscal year 2011, as compared with the same period last year. The increase was due to a 45.6% increase in commercial sales, and to a much lesser extent, a 16.7% increase in consumer sales. The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was primarily due to increased sales to a large national tier-one carrier, AT&T Mobility, as well as smaller resellers and users. Sales of mobile devices and accessories to public carriers and network operators and SMUs and governments also increased.

Revenues from our installation, test and maintenance line of business decreased 34.0% from the corresponding prior-year quarter, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia. Sales of test equipment products decreased to self-maintained users, but were partially offset by increased sales to public carriers and network operators and resellers. Sales of tools and supply products increased across all of our market categories. As discussed in prior reports, as a result of the evolution of our relationship with Nokia, sales of Nokia product pursuant to this relationship have become less material to our consolidated financial statements. Nokia has notified us of their intent to terminate our arrangement effective approximately September 30, 2010. Accordingly, revenues and gross profits from this relationship will cease on that date. During the first quarter of fiscal year 2011, revenues from the Nokia relationship represented less than 1% of total consolidated revenues.

Gross Profit. Gross profit for the first quarter of fiscal year 2011 increased 11.5% as compared with the first quarter of fiscal year 2010. Total commercial gross profit increased 10.6%, while consumer gross profit increased 36.5%. Gross profit margin decreased to 22.8% in the first quarter of fiscal year 2011 as compared to 26.7% the first quarter of fiscal year 2010. Gross profit margin in our network infrastructure segment decreased from 28.1% in the first quarter of fiscal year 2010 to 25.8% in the first quarter of fiscal year 2011. This decrease in gross profit margin was a largely a result of lower margin sales of products related to larger carrier builds during this quarter as compared with last year’s first quarter. Gross profit margin in our mobile devices and accessories segment decreased to 20.1% in the first quarter of this fiscal year from 26.8% in the first quarter of last fiscal year. This decrease was primarily attributable to the commercial gross profit margin in our mobile devices and accessories line of business, which decreased to 19.3% in the first quarter of fiscal year 2011 from 26.7% for the first quarter of fiscal year 2010, principally due to product mix and a significant increase in sales to a large tier-one carrier, AT&T Mobility. Consumer gross profit margin in our mobile devices and accessories line of business increased to 34.5% in the first quarter of this fiscal year from 29.5% for the first quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business increased from 22.5% in the first quarter of fiscal year 2010 to 27.3% in the first quarter of fiscal year 2011, primarily due to the large reduction in our Nokia relationship discussed above. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. The nature of our business is that, from time to time, we experience the loss and changes in the business habits of significant customer and vendor relationships and may continue to do so in the future. Our customer relationships could also be affected by wireless carrier consolidation or the global financial crisis.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 12.2% in the first quarter of fiscal year 2011 as compared with the first quarter of fiscal year 2010. Selling, general and administrative expenses as a percentage of revenues decreased to 20.4% in the first quarter of fiscal year 2011 from 23.7% in the first quarter of fiscal year 2010 primarily as a result of a significant increase in revenues partially offset by increased selling, general and administrative expenses. The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation and freight expenses during the first quarter of fiscal year 2011.

Compensation costs primarily increased due to increased business generation and fulfillment activities as compared to last year’s first quarter as well as increased variable sales compensation based on increased gross profit. Total compensation costs, including benefits and bonus expense, increased approximately $2.2 million, or 15.0%, in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010.

Freight expense increased by approximately $635,000, or 20.4%, due to higher sales and increased packages shipped in the first quarter of fiscal year 2011 as compared to fiscal year 2010.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $194,300 and $556,000 for the first quarter ended June 27, 2010 and June 28, 2009, respectively. During the first quarter of fiscal year 2010, bad debt expense was higher due to additional reserves needed largely related to the downturn in the economy.

Interest Expense, Net. Net interest expense decreased from $109,300 in the first quarter of fiscal year 2010 to $77,800 in the first quarter of fiscal year 2011, primarily due to decreased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the first quarter of fiscal year 2011 was 38.4% as compared with 39.2% in the first quarter of fiscal year 2010. The decrease in the tax rate is primarily attributable to changes in our state tax effective rate. As a result of the factors discussed above, net income for the first quarter of fiscal year 2011 increased 8.2% and diluted earnings per share increased 4.0% compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

	Three Months Ended
	June 27, 2010	June 28, 2009
Cash flows (used in) provided by operating activities	$(402,300)	$6,641,500
Cash flows used in investing activities	(1,204,700)	(2,674,000)
Cash flows used in financing activities	(1,339,600)	(167,000)
Net (decrease) increase in cash and cash equivalents	$(2,946,600)	$3,800,500

We used $402,300 of net cash in operating activities in the first three months of fiscal year 2011 compared with an inflow of $6.6 million in the first three months of fiscal year 2010. In the first three months of fiscal year 2011, our cash used in operating activities was primarily driven by a significant increase in trade accounts receivable and inventory, as well as a decrease in payro1l, benefits and tax accruals, partially offset by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as by a significant increase in accounts payable. The increase in trade accounts receivable is primarily due to the timing of sales and collections. The increased inventory levels are to improve our inventory availability for our customers, especially in the public carrier and network operator market. The decrease in payroll, benefits and tax accruals is primarily due to the payment of fiscal year 2010 bonus accruals in the first three months of fiscal year 2011.The increase in accounts payable is largely due to the timing and credit terms of inventory receipts.

Capital expenditures of $1.2 million in the first three months of fiscal year 2011 were up from expenditures of $0.3 million in the first three months of fiscal year 2010. In both periods, capital expenditures primarily consisted of investments in information technology.

Additional earn-out payments on acquired businesses relate to our 2006 acquisition of TerraWave Solutions, Ltd. and its commonly owed affiliate GigaWave Technologies, Ltd. A final earn-out payment of $2.9 million was made during the second quarter of fiscal year 2011.

Net cash used in financing activities was $1.3 million in the first three months of fiscal year 2011 compared with a net cash outflow from financing activities of $0.2 million for the first three months of fiscal year 2010. For the first three months of fiscal year 2011, our cash outflow from financing activities was primarily due to repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation as well as cash dividends paid to shareholders, partially offset by the excess tax benefit from stock-based compensation. For the first three months of fiscal year 2010, our cash outflow from financing activities was primarily due to an excess tax loss from stock-based compensation as well as treasury stock transactions with employees and directors for minimum tax withholdings related to equity compensation, partially offset by borrowings on our Baltimore County Economic Development Revolving Loan Fund. During the first three months of fiscal years 2011 and 2010, we did not repurchase any shares of our outstanding common stock pursuant to our stock buyback program. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the first quarter of fiscal year 2011, a total of 3,502,887 shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. The Board of Directors has authorized the purchase of up to 3,593,350 shares in the aggregate pursuant to this program, and therefore, 90,463 shares remained available to be purchased as of the end of the first quarter of fiscal year 2011. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction for a cost of approximately $6.4 million. See Note 10 to the unaudited consolidated financial statements for additional discussion of the Brightpoint transaction.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed above. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of June 27, 2010, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.

This revolving credit facility has been amended several times since its inception and now allows us to repurchase up to $25.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $5.0 million of dividends in any 12 month period. The financial covenants associated with this credit facility and the related term loan have also been modified. See Note 9 to the unaudited consolidated financial statements for additional information regarding this credit facility. As of June 27, 2010, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $11.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders, having an original principal amount of $5.5 million and secured by our Hunt Valley, Maryland facility. Accordingly, these financial covenant modifications also have the effect of amending the financial covenants applicable to the Term Loan. At June 27, 2010, the principal balance of this term loan was $3.2 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At June 27, 2010, the principal balance of this term loan was approximately $223,300.

We are also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At June 27, 2010, the principal balance of this note was approximately $182,700.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and declared an initial quarterly cash dividend of $0.067 per share of common stock, par value $0.01 per share, of the Company. Cash dividends were paid in the same per share amount on August 26, 2009, November 25, 2009 and March 1, 2010. On June 2, 2010, we paid cash dividends of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company. On July 22, 2010, we announced a cash dividend of the same amount, ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on August 25, 2010 to shareholders of record as of August 11, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of June 27, 2010, we do not have any material capital expenditure commitments.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers’, vendors’ and affinity partners’ businesses; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for or ability to fund or pay for the purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our inability to access capital and obtain or retain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this quarterly report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, the Company’s management, including the CEO and CFO, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period (1)	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 29, 2010 through April 25, 2010	78,524	$15.29	—	90,463
April 26, 2010 through May 30, 2010	—	N/A	—	90,463
May 31, 2010 through June 27, 2010	—	N/A	—	90,463
Total	78,524	$15.29	—	90,463

(1)          Periods indicated are fiscal accounting months for the first quarter of fiscal year 2011.

(2)          Amounts are as of the end of the fiscal accounting month or quarter, as applicable.

(3)          To the extent not also reflected under the column headed “Total number of shares purchased as part of publicly announced plans and programs,” total number of shares purchased represents shares either withheld from or delivered to the Company by employees or directors upon stock option exercises or in connection with PSU and restricted stock awards, in order to pay related minimum tax liabilities.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of June 27, 2010, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the first quarter of fiscal year 2011, the Company did not repurchase any shares of its common stock pursuant to this program. As of June 27, 2010, we had purchased an aggregate of 3,502,887 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of June 27, 2010, 90,463 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, the stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. (“Brightpoint”) in a privately negotiated transaction. See Note 10 to the unaudited consolidated financial statements for additional discussion of the Brightpoint transaction. Our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association, limit to $25 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of June 27, 2010, we had the ability to purchase approximately $11.3 million in additional shares of common stock without violating this covenant.

On April 28, 2010, the Company and its primary operating subsidiaries, as borrowers, executed and delivered a Fourth Modification Agreement (the “Fourth Amendment”), with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement for the Company’s existing unsecured revolving credit facility.  Pursuant to the Fourth Amendment, the amount of dividend payments allowed to be made by the Company under the Credit Facility was increased from $2.5 million to $5.0 million in any 12 month period, assuming continued compliance by the Company with the otherwise applicable terms of the Credit Agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)            EXHIBITS:

3.1

Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company, dated April 26, 2010. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2010)

3.2

Fourth Amended and Restated By-Laws of the Company. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2010)

4.1

First Amendment to Rights Agreement, dated as of April 26, 2010, between the Company and Mellon Investor Services LLC, as rights agent. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2010)

10.1

Fourth Modification Agreement, made effective April 28, 2010, to Credit Agreement dated as of May 31, 2007, by and among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wachovia Bank, National Association, as lenders. (incorporated by reference to Exhibit 10.7.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 27, 2010)

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

TESSCO TECHNOLOGIES INCORPORATED

Date: August 11, 2010	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)