Form 10-Q
period 2010-09-30
TESSCO TECHNOLOGIES INC
filed 2010-11-03
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

or

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

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 29, 2010, was 7,542,064.

TESSCO TECHNOLOGIES INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED

Consolidated Balance Sheets

	September 26, 2010	March 28, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$482,100	$7,658,700
Trade accounts receivable, net	83,753,800	60,675,000
Product inventory, net	57,577,300	44,991,500
Deferred tax assets	4,615,000	4,615,000
Prepaid expenses and other current assets	3,210,600	1,597,000
Total current assets	149,638,800	119,537,200

Property and equipment, net	21,394,800	20,679,900
Goodwill, net	11,684,700	9,017,700
Other long-term assets	1,999,600	2,111,900
Total assets	$184,717,900	$151,346,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$90,025,800	$59,548,900
Payroll, benefits and taxes	6,094,800	8,974,200
Income and sales tax liabilities	3,663,000	2,528,000
Accrued expenses and other current liabilities	1,495,600	1,312,900
Current portion of long-term debt	382,100	380,000
Total current liabilities	101,661,300	72,744,000

Deferred tax liabilities	3,650,800	3,650,800
Long-term debt, net of current portion	3,094,600	3,328,000
Other long-term liabilities	1,618,500	1,978,700
Total liabilities	110,025,200	81,701,500

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock	83,400	81,500
Additional paid-in capital	39,279,200	36,937,700
Treasury stock	(44,051,900)	(42,819,400)
Retained earnings	79,449,800	75,543,000
Accumulated other comprehensive loss, net of tax	(67,800)	(97,600)
Total shareholders’ equity	74,692,700	69,645,200
Total liabilities and shareholders’ equity	$184,717,900	$151,346,700

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Revenues	$165,026,400	$132,953,700	$306,979,000	$241,755,000
Cost of goods sold	128,256,400	101,340,200	237,859,200	181,125,900
Gross profit	36,770,000	31,613,500	69,119,800	60,629,100
Selling, general and administrative expenses	31,203,600	27,322,300	60,115,300	53,083,700
Income from operations	5,566,400	4,291,200	9,004,500	7,545,400
Interest, net	129,800	76,300	207,600	185,600
Income before provision for income taxes	5,436,600	4,214,900	8,796,900	7,359,800
Provision for income taxes	2,090,900	1,622,400	3,381,700	2,855,200
Net income	$3,345,700	$2,592,500	$5,415,200	$4,504,600
Basic earnings per share	$0.44	$0.35	$0.72	$0.61
Diluted earnings per share	$0.43	$0.34	$0.69	$0.59

Cash dividends declared per common share	$0.10	$0.07	$0.20	$0.07

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 26, 2010	September 27, 2009

Cash flows from operating activities:
Net income	$5,415,200	$4,504,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,098,800	2,024,300
Non-cash stock compensation expense	1,363,100	1,151,800
Deferred income taxes and other	(276,900)	948,200
Change in trade accounts receivable	(23,078,800)	(12,564,900)
Change in product inventory	(12,585,800)	(12,969,200)
Change in prepaid expenses and other current assets	(1,613,600)	263,400
Change in trade accounts payable	30,661,900	26,395,700
Change in payroll, benefits and taxes	(2,879,400)	(81,500)
Change in income and sales tax liabilities	1,135,000	867,300
Change in accrued expenses and other current liabilities	337,800	1,426,200
Net cash provided by operating activities	577,300	11,965,900

Cash flows from investing activities:
Purchases of property and equipment	(2,754,900)	(917,800)
Additional earn-out payments on acquired businesses	(2,852,000)	(2,382,000)
Net cash used in investing activities	(5,606,900)	(3,299,800)

Cash flows from financing activities:
Payments on long-term debt	(231,300)	(191,100)
Proceeds from debt issuance	—	250,000
Proceeds from issuance of stock	73,600	57,600
Cash dividends paid	(1,508,400)	(491,800)
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(1,232,500)	(101,800)
Debt issue costs	—	(175,000)
Excess tax benefit (loss) from stock-based compensation	751,600	(220,800)
Net cash used in financing activities	(2,147,000)	(872,900)

Net (decrease) increase in cash and cash equivalents	(7,176,600)	7,793,200

Cash and cash equivalents, beginning of period	7,658,700	599,800

Cash and cash equivalents, end of period	$482,100	$8,393,000

See accompanying notes.

TESSCO TECHNOLOGIES INCORPORATED

Notes to Unaudited Consolidated Financial Statements

September 26, 2010

Note 1. Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), architects and delivers innovative product and value chain solutions, at lower costs, to support wireless systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 97% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars.

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

Note 4. Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 26, 2010 includes $805,900 and $1,363,100, respectively, of non-cash stock compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 27, 2009 includes $596,300 and $1,151,800, respectively, of non-cash stock compensation expense. Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit (loss) directly to shareholders’ equity of $751,600 and ($220,800), primarily related to the PSUs which vested during the six months ended September 26, 2010 and September 27, 2009, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal year 2011:

	Six Months Ended September 26, 2010	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	679,627	$6.75
Granted	274,500	16.00
Vested	(238,163)	7.24
Forfeited/cancelled	(12,375)	6.47
Shares available for issue under outstanding PSUs, non-vested end of period	703,589	$10.19

Of the 703,589 shares available for issuance under outstanding PSUs, but not yet vested as of September 26, 2010, 429,840 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2011, 2012 and 2013.

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

During fiscal year 2011, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals and directors, providing them with the opportunity to earn up to 274,500 additional shares of the Company’s common stock in the aggregate (of which 750 PSUs have since been cancelled due to a participant no longer being employed by the Company), depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for employees (independent directors are not subject to individual performance factors). These PSUs have only one measurement year (fiscal year 2011), with any shares earned at the end of fiscal year 2011 to vest and be issued 25% on or about May 1 of each of 2011, 2012, 2013 and 2014, provided that the respective participants remain employed by or associated with the Company on each such date.

If the maximum target of PSUs granted in fiscal year 2011 is assumed to be earned, total unrecognized compensation costs on these and all other earned but unvested PSU’s would be approximately $3.7 million as of September 26, 2010 and would be expensed through fiscal year 2014.

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

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of September 26, 2010, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the six months ended September 26, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	180,000	$5.26
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding and exercisable, end of period	180,000	5.26

Restricted Stock: In fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. As of September 26, 2010, 135,000 shares remain unvested and there was no activity related to these restricted shares during the first six months of fiscal year 2011. As of September 26, 2010, there was approximately $1.3 million of total unrecognized compensation costs related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately six years. Also in fiscal year 2011, restricted stock units covering 22,500 shares were issued to various non-executive employees. These shares vest on the last day of fiscal year 2014, provided the employees are still employed by the Company on that date. The weighted average fair value for these shares at the grant date was $16.13. As of September 26, 2010, there was approximately $0.2 million of total unrecognized compensation costs related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately four years. No other shares of restricted stock are currently issued as awards under the 1994 Plan.

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

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at September 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Interest rate swap agreement, net of tax	$67,800	$—	$67,800	$—
Total liabilities at fair value	$67,800	$—	$67,800	$—

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company’s existing term loan, which bears interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. The Company anticipates retaining at least some portion of the interest rate swap agreement whose notional amount outstanding amortizes down over the period of the interest rate swap at a rate which matches the Company’s debt principal payments throughout the period of the term loan. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income (loss), has been, or is anticipated to be reclassified into earnings. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swap’s provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 26, 2010 and March 28, 2010 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of September 26, 2010 and March 28, 2010 is estimated as follows:

	September 26, 2010		March 28, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,112,500	$3,050,400	$3,225,000	$3,121,000
Note payable to the Maryland Economic Development Corporation	$146,700	$144,200	$253,900	$248,100
Note payable to Baltimore County	$217,500	$192,900	$229,100	$201,900

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

The following table presents the calculation of basic and diluted earnings per common share:

	Fiscal Quarter Ended		Six Months Ended
Amounts in thousands, expect per share amounts	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Earnings per share — Basic:
Net earnings	$3,346	$2,593	$5,415	$4,505
Less: Distributed and undistributed earnings allocated to nonvested stock	(60)	(56)	(97)	(97)
Earnings available to common shareholders — Basic	$3,286	$2,537	$5,318	$4,408

Weighted average common shares outstanding — Basic	7,396	7,211	7,390	7,188

Earnings per common share — Basic	$0.44	$0.35	$0.72	$0.61

Earnings per share — Diluted:
Net earnings	$3,346	$2,593	$5,415	$4,505
Less: Distributed and undistributed earnings allocated to nonvested stock	(58)	(54)	(80)	(94)
Earnings available to common shareholders — Diluted	$3,288	$2,539	$5,335	$4,411

Weighted average common shares outstanding — Basic	7,396	7,211	7,390	7,188
Effect of dilutive options	321	257	347	238
Weighted average common shares outstanding — Diluted	7,717	7,468	7,737	7,426

Earnings per common share — Diluted	$0.43	$0.34	$0.69	$0.59

Anti-dilutive equity awards not included above	—	—	—	—

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at September 26, 2010 relates to acquisitions within its Network Infrastructure line of business. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the second quarter of fiscal years 2011 and 2010 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended September 26, 2010
Commercial revenues:
Public carriers and network operators	$19,054	$677	$4,187	$23,918
Resellers	24,581	84,147	1,737	110,465
SMUs and governments	18,302	3,432	5,120	26,854
Total commercial revenues	61,937	88,256	11,044	161,237
Consumer revenues	—	3,789	—	3,789
Total revenues	$61,937	$92,045	$11,044	$165,026

Commercial gross profit:
Public carriers and network operators	$4,485	$162	$841	$5,488
Resellers	6,296	15,572	490	22,358
SMUs and governments	4,866	948	1,796	7,610
Total commercial gross profit	15,647	16,682	3,127	35,456
Consumer gross profit	—	1,314	—	1,314
Total gross profit	$15,647	$17,996	$3,127	$36,770

Selling, general and administrative expenses				31,203
Income from operations				5,567
Interest, net				130
Income before provision for income taxes				5,437
Provision for income taxes				2,091
Net income				$3,346

Product inventory	$28,392	$26,132	$3,053	$57,577

Fiscal Quarter ended September 27, 2009
Commercial revenues:
Public carriers and network operators	$14,001	$537	$2,303	$16,841
Resellers	19,596	63,707	1,946	85,249
SMUs and governments	13,462	3,490	9,959	26,911
Total commercial revenues	47,059	67,734	14,208	129,001
Consumer revenues	—	3,953	—	3,953
Total revenues	$47,059	$71,687	$14,208	$132,954

Commercial gross profit:
Public carriers and network operators	$3,395	$142	$583	$4,120
Resellers	5,408	13,404	449	19,261
SMUs and governments	3,776	1,058	2,262	7,096
Total commercial gross profit	12,579	14,604	3,294	30,477
Consumer gross profit	—	1,136	—	1,136
Total gross profit	$12,579	$15,740	$3,294	$31,613

Selling, general and administrative expenses				27,322
Income from operations				4,291
Interest, net				76
Income before provision for income taxes				4,215
Provision for income taxes				1,622
Net income				$2,593

Product inventory	$22,538	$22,319	$4,653	$49,510

Segment activity for the first six months of fiscal years 2011 and 2010 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Six Months ended September 26, 2010
Commercial revenues:
Public carriers and network operators	$36,658	$1,160	$7,811	$45,629
Resellers	45,357	152,145	3,644	201,146
SMUs and governments	34,644	8,210	9,790	52,644
Total commercial revenues	116,659	161,515	21,245	299,419
Consumer revenues	—	7,560	—	7,560
Total revenues	$116,659	$169,075	$21,245	$306,979

Commercial gross profit:
Public carriers and network operators	$8,448	$296	$1,642	$10,386
Resellers	11,976	28,351	958	41,285
SMUs and governments	9,321	2,202	3,311	14,834
Total commercial gross profit	29,745	30,849	5,911	66,505
Consumer gross profit	—	2,615	—	2,615
Total gross profit	$29,745	$33,464	$5,911	$69,120

Selling, general and administrative expenses				60,115
Income from operations				9,005
Interest, net				208
Income before provision for income taxes				8,797
Provision for income taxes				3,382
Net income				$5,415

Product Inventory	$28,392	$26,132	$3,053	$57,577

Six Months ended September 27, 2009
Commercial revenues:
Public carriers and network operators	$24,551	$1,004	$5,019	$30,574
Resellers	36,388	110,331	3,827	150,546
SMUs and governments	25,910	6,724	20,818	53,452
Total commercial revenues	86,849	118,059	29,664	234,572
Consumer revenues	—	7,183	—	7,183
Total revenues	$86,849	$125,242	$29,664	$241,755

Commercial gross profit:
Public carriers and network operators	$6,074	$263	$1,259	$7,596
Resellers	10,320	25,727	920	36,967
SMUs and governments	7,348	2,036	4,593	13,977
Total commercial gross profit	23,742	28,026	6,772	58,540
Consumer gross profit	—	2,089	—	2,089
Total gross profit	$23,742	$30,115	$6,772	$60,629

Selling, general and administrative expenses				53,084
Income from operations				7,545
Interest, net				185
Income before provision for income taxes				7,360
Provision for income taxes				2,855
Net income				$4,505

Product Inventory	$22,538	$22,319	$4,653	$49,510

Note 8. Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Six Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net Income	$3,345,700	$2,592,500	$5,415,200	$4,504,600
Change in value of interest rate swap, net of tax	12,300	4,000	29,800	20,800
Total comprehensive income	$3,358,000	$2,596,500	$5,445,000	$4,525,400

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

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of September 26, 2010, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of September 26, 2010, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, 2,300 shares were repurchased in the first six months of fiscal year 2011 for approximately $32,100. As of September 26, 2010, 88,163 shares remained available for repurchase under this program.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 26, 2010 and September 27, 2009 the allocated value of the shares withheld totaled $1,200,400 and $101,800, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and six months ended September 26, 2010, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 31% and 28% of total revenues, respectively. For the fiscal quarter and six months ended September 27, 2009, sales of products to the Company’s top customer relationship, AT&T Mobility, accounted for 30% and 26% of total revenues, respectively. For both the fiscal quarter and six months ended September 26, 2010, no customer other than AT&T Mobility accounted for more than 4% of total consolidated revenues.

Note 12. Subsequent Events

On September 29, 2010, the Company declared a quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on November 24, 2010, to shareholders of record as of November 10, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions, at lower costs, to support wireless systems. Although we sell products to customers in many countries, approximately 97% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

Our second quarter revenues increased by 24.1% compared to the second quarter of the last fiscal year. This increase was driven by growth in our network infrastructure and mobile devices and accessories commercial lines of business, partially offset by a decline in our installation, test and maintenance commercial line of business. In the second quarter AT&T Mobility, our largest customer, accounted for 31% of total revenues. No other customer accounted for more than 4% of total consolidated revenues. Our second quarter gross profits increased by 16.3% compared to the second quarter of last fiscal year, driven by growth in our network infrastructure and mobile devices and accessories commercial lines of business, partially offset by a decline in our installation, test and maintenance commercial line of business. Selling, general and administrative expenses increased by 14.2% over the prior year quarter, primarily related to people costs and freight costs related to increased order volume. Consequently, net income increased by 29.0% and diluted earnings per share grew by 26.5% over the prior-year quarter.

The current global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, rising unemployment and concerns that the worldwide economy may experience a prolonged recessionary period — may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. Our strong second quarter revenue growth was driven by a 4% growth in the average number of monthly buying customers and a 21% increase in the average dollars purchased for each buying customer compared to the same period of fiscal year 2010. Accordingly, while we believe that the economy continues to show signs of improvement and we believe we are starting to win a larger percentage of our customers’ business, we also believe that our customers are continuing to experience difficulty in the current economic environment. In addition, the current global financial crisis may materially adversely affect our suppliers’ access to capital and liquidity, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation. The impact of the crisis on our liquidity is further discussed below under the heading “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and six months ended September 26, 2010 and September 27, 2009:

	Fiscal Quarters Ended				Six Months Ended
(Amounts in thousands, except per share data)	September 26, 2010	September 27, 2009	$ Change	% Change	September 26, 2010	September 27, 2009	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$19,054	$14,001	$5,053	36.1%	$36,658	$24,551	$12,107	49.3%
Resellers	24,581	19,596	4,985	25.4%	45,357	36,388	8,969	24.6%
SMUs and Governments	18,302	13,462	4,840	36.0%	34,644	25,910	8,734	33.7%
Total Network Infrastructure	61,937	47,059	14,878	31.6%	116,659	86,849	29,810	34.3%
Mobile Devices and Accessories:
Public Carriers and Network Operators	677	537	140	26.1%	1,160	1,004	156	15.5%
Resellers	84,147	63,707	20,440	32.1%	152,145	110,331	41,814	37.9%
SMUs and Governments	3,432	3,490	(58)	(1.7)%	8,210	6,724	1,486	22.1%
Total Mobile Devices and Accessories	88,256	67,734	20,522	30.3%	161,515	118,059	43,456	36.8%
Installation, Test and Maintenance:
Public Carriers and Network Operators	4,187	2,303	1,884	81.8%	7,811	5,019	2,792	55.6%
Resellers	1,737	1,946	(209)	(10.7)%	3,644	3,827	(183)	(4.8)%
SMUs and Governments	5,120	9,959	(4,839)	(48.6)%	9,790	20,818	(11,028)	(53.0)%
Total Installation, Test and Maintenance	11,044	14,208	(3,164)	(22.3)%	21,245	29,664	(8,419)	(28.4)%
Total Commercial Revenues	161,237	129,001	32,236	25.0%	299,419	234,572	64,847	27.6%
Consumer Revenues - Mobile Devices and Accessories	3,789	3,953	(164)	(4.1)%	7,560	7,183	377	5.2%
Total Revenues	$165,026	$132,954	$32,072	24.1%	$306,979	$241,755	$65,224	27.0%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$4,485	$3,395	$1,090	32.1%	$8,448	$6,074	$2,374	39.1%
Resellers	6,296	5,408	888	16.4%	11,976	10,320	1,656	16.0%
SMUs and Governments	4,866	3,776	1,090	28.9%	9,321	7,348	1,973	26.9%
Total Network Infrastructure	15,647	12,579	3,068	24.4%	29,745	23,742	6,003	25.3%
Mobile Devices and Accessories:
Public Carriers and Network Operators	162	142	20	14.1%	296	263	33	12.5%
Resellers	15,572	13,404	2,168	16.2%	28,351	25,727	2,624	10.2%
SMUs and Governments	948	1,058	(110)	(10.4)%	2,202	2,036	166	8.2%
Total Mobile Devices and Accessories	16,682	14,604	2,078	14.2%	30,849	28,026	2,823	10.1%
Installation, Test and Maintenance:
Public Carriers and Network Operators	841	583	258	44.3%	1,642	1,259	383	30.4%
Resellers	490	449	41	9.1%	958	920	38	4.1%
SMUs and Governments	1,796	2,262	(466)	(20.6)%	3,311	4,593	(1,282)	(27.9)%
Total Installation, Test and Maintenance	3,127	3,294	(167)	(5.1)%	5,911	6,772	(861)	(12.7)%
Total Commercial Gross Profit	35,456	30,477	4,979	16.3%	66,505	58,540	7,965	13.6%
Consumer Gross Profit - Mobile Devices and Accessories	1,314	1,136	178	15.7%	2,615	2,089	526	25.2%
Total Gross Profit	36,770	31,613	5,157	16.3%	69,120	60,629	8,491	14.0%
Selling, general and administrative expenses	31,203	27,322	3,881	14.2%	60,115	53,084	7,031	13.2%
Income from operations	5,567	4,291	1,276	29.7%	9,005	7,545	1,460	19.4%
Interest, net	130	76	54	71.1%	208	185	23	12.4%
Income before provision for income taxes	5,437	4,215	1,222	29.0%	8,797	7,360	1,437	19.5%
Provision for income taxes	2,091	1,622	469	28.9%	3,382	2,855	527	18.5%
Net income	$3,346	$2,593	$753	29.0%	$5,415	$4,505	$910	20.2%
Diluted earnings per share	$0.43	$0.34	$0.09	26.5%	$0.69	$0.59	$0.10	16.9%

Second Quarter of Fiscal Year 2011 Compared with Second Quarter of Fiscal Year 2010

Revenues. Revenues for the second quarter of fiscal year 2011 increased 24.1% as compared with the second quarter of fiscal year 2010, primarily due to a 25.0% increase in commercial revenues, partially offset by a 4.1% decrease in consumer revenues. Sales increased in our network infrastructure and mobile devices and accessories lines of business, but were partially offset by decreased sales in our installation, test and maintenance line of business.

Network infrastructure sales increased 31.6% as compared with the second quarter of fiscal year 2010, as a result of higher sales of radio frequency propagation and site support products and higher sales of broadband products across all of our market categories.

Sales in the mobile devices and accessories line of business increased 28.4% in the second quarter of fiscal year 2011, as compared with the same period last year. The increase was due to a 30.3% increase in commercial sales, partially offset by a 4.1% decrease in consumer sales. The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was due to increased sales to a large national tier-one carrier, AT&T Mobility, as well as smaller resellers and users. Sales of mobile devices and accessories to public carriers and network operators also increased but were partially offset by a decline in sales to SMUs and governments.

Revenues from our installation, test and maintenance line of business decreased 22.3% from the corresponding prior-year quarter, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia. Sales of test equipment products increased to public carriers and network operators and self-maintained users, but were partially offset by decreased sales to resellers. Sales of tools and supply products increased to resellers and public carriers and network operators, but were partially offset by decreased sales to self-maintained users. As discussed in prior reports, as a result of the evolution of our relationship with Nokia, sales of Nokia product pursuant to this relationship have become less material to our consolidated financial statements. Nokia had notified us of their intent to terminate our arrangement effective September 30, 2010. Accordingly, revenues and gross profits from this relationship have ceased. During the second quarter of fiscal year 2011, revenues from the Nokia relationship represented less than 1% of total consolidated revenues. At its peak in fiscal 2007, this relationship accounted for, on a gross basis, 11% of total consolidated revenues.

Gross Profit. Gross profit for the second quarter of fiscal year 2011 increased 16.3% as compared with the second quarter of fiscal year 2010. Total commercial gross profit increased 16.3%, while consumer gross profit increased 15.7%. Gross profit margin decreased to 22.3% in the second quarter of fiscal year 2011 as compared to 23.8% in the second quarter of fiscal year 2010. Gross profit margin in our network infrastructure segment decreased from 26.7% in the second quarter of fiscal year 2010 to 25.3% in the second quarter of fiscal year 2011. This decrease in gross profit margin was largely a result of lower margin sales of products related to larger carrier builds during this quarter as compared with last year’s second quarter. Gross profit margin in our mobile devices and accessories segment decreased to 19.6% in the second quarter of this fiscal year from 22.0% in the second quarter of last fiscal year. This decrease was primarily attributable to the commercial gross profit margin in our mobile devices and accessories line of business, which decreased to 18.9% in the second quarter of fiscal year 2011 from 21.6% for the second quarter of fiscal year 2010, principally due to product mix and a significant increase in lower margin sales to AT&T Mobility. Consumer gross profit margin in our mobile devices and accessories line of business increased to 34.7% in the second quarter of this fiscal year from 28.8% for the second quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business increased from 23.2% in the second quarter of fiscal year 2010 to 28.3% in the second quarter of fiscal year 2011, primarily due to the large reduction in our Nokia relationship discussed above. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. The nature of our business is that, from time to time, we experience the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to do so in the future. Our customer relationships could also be affected by wireless carrier consolidation or the global financial crisis.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 14.2% in the second quarter of fiscal year 2011 as compared with the second quarter of fiscal year 2010. Selling, general and administrative expenses as a percentage of revenues decreased to 18.9% in the second quarter of fiscal year 2011 from 20.6% in the second quarter of fiscal year 2010 primarily as a result of a significant increase in revenues partially offset by increased selling, general and administrative expenses. The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation, freight and marketing and sales promotion expenses during the second quarter of fiscal year 2011.

Total compensation costs, including benefits and bonus expense, increased approximately $2.0 million, or 12.9%, in the second quarter of fiscal year 2011 as compared to the second quarter of fiscal year 2010. Compensation costs primarily increased due to increased business generation and fulfillment activities as compared to last year’s second quarter, as well as increased variable sales compensation based on increased gross profit and higher compensation paid to temporary workers.

Freight expense increased by approximately $1.2 million, or 39.3%, due to higher sales and increased packages shipped in the second quarter of fiscal year 2011 as compared to fiscal year 2010.

Marketing and sales promotion expenses increased by approximately $277,800, or 11.8%, in the second quarter of fiscal year 2011 as compared with the second quarter of fiscal year 2010, primarily due to increased market development funds expensed in relation to our AT&T Mobility and other retail arrangements, as well as trade show and travel and entertainment expenses, partially offset by decreased expenses related to our hard copy catalog, The Wireless Guide®.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $379,500 and $299,900 for the second quarter ended September 26, 2010 and September 27, 2009, respectively.

Interest, Net. Net interest expense increased from $76,300 in the second quarter of fiscal year 2010 to $129,800 in the second quarter of fiscal year 2011, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate remained flat at 38.5% in the second quarter of fiscal year 2011 as compared with the second quarter of fiscal year 2010. As a result of the factors discussed above, net income for the second quarter of fiscal year 2011 increased 29.0% and diluted earnings per share increased 26.5% compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2011 Compared with First Six Months of Fiscal Year 2010

Revenues. Revenues for the first six months of fiscal year 2011 increased 27.0% as compared with the first six months of fiscal year 2010, primarily due to a 27.6% increase in commercial revenues, and to a much lesser extent, a 5.2% increase in consumer revenues. Sales increased in our network infrastructure and mobile devices and accessories lines of business, but were partially offset by decreased sales in our installation, test and maintenance line of business.

Sales in the network infrastructure line of business increased 34.3% in the first six months of fiscal year 2011, as compared with the prior-year period. The increase was primarily the result of higher sales of radio frequency propagation and site support products and higher sales of broadband products across all of our market categories.

Mobile devices and accessories sales increased as compared with the first six months of fiscal year 2010, primarily due to a 36.8% increase in commercial sales, and to a much lesser extent, a 5.2% increase in consumer sales. Sales in the commercial mobile devices and accessories line of business increased across all market categories.

Revenues from our installation, test and maintenance line of business had a 28.4% decrease from the prior year, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia.  Sales of test equipment decreased to resellers and self-maintained users, partially offset by increased sales to public carriers and network operators. Sales of tools and supply products increased across all of our market categories. As discussed in prior reports, as a result of the evolution of our relationship with Nokia, sales of Nokia product pursuant to this relationship have become less material to our consolidated financial statements. Nokia had notified us of their intent to terminate our arrangement effective September 30, 2010. Accordingly, revenues and gross profits from this relationship have ceased. During the first six months of fiscal year 2011, revenues from the Nokia relationship represented less than 1% of total consolidated revenues. At its peak in fiscal 2007, this relationship accounted for, on a gross basis, 11% of total consolidated revenues.

Gross Profit. Gross profit for the first six months of fiscal year 2011 increased 14.0% as compared with the first six months of fiscal year 2010. Total commercial gross profit increased 13.6%, while consumer gross profit increased 25.2% over the prior year. Gross profit margin decreased to 22.5% in the first six months of fiscal year 2011 from 25.1% in the first six months of fiscal year 2010. Gross profit margin in our network infrastructure segment decreased from 27.3% in the first six months of fiscal year 2010 to 25.5% in the first six months of 2011. This decrease in gross profit margin was largely a result of lower margin sales of products related to larger carrier builds during the first six months of this year as compared with the first six months of last year. Gross profit margin in our mobile devices and accessories segment decreased to 19.8% in the first six months of this fiscal year from 24.0% in the first six months of last fiscal year, primarily due to product mix in sales to a large tier-one carrier, AT&T Mobility. Commercial gross profit margin for our mobile devices and accessories decreased to 19.1% in the first six months of this fiscal year from 23.7% for the first six months of last fiscal year. Consumer gross profit margin for our mobile devices and accessories increased to 34.6% in the first six months of this fiscal year from 29.1% for the first six months of last fiscal year. In our installation, test and maintenance segment, gross profit margin increased to 27.8% in the first six months of fiscal year 2011 from 22.8% in the first six months of fiscal year 2010. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 13.2% in the first six months of fiscal year 2011 as compared with the first six months of fiscal year 2010. Selling, general and administrative expenses as a percentage of revenues decreased to 19.6% in the first six months of fiscal year 2011 from 22.0% in the first six months of fiscal year 2010. The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation, freight out, and marketing and sales promotion expenses during the first six months of fiscal year 2011.

Total compensation costs, including benefits and bonus expense, increased approximately $4.3 million, or 13.9%, in the first six months of fiscal year 2011 as compared to the first six months of fiscal year 2010. Compensation costs primarily increased due to increased business generation and fulfillment activities as compared to the first six months of the last fiscal year as well as increased variable sales compensation based on increased gross profit and higher compensation paid to temporary workers.

Freight expense increased by approximately $1.8 million, or 29.8%, due to higher sales and increased packages shipped in the first six months of fiscal year 2011 as compared to fiscal year 2010.

Marketing and sales promotion expenses increased by approximately $516,000, or 11.8%, in the first six months of fiscal year 2011 as compared with the first six months of fiscal year 2010, primarily due to increased market development funds expensed in relation to our AT&T and other retail arrangements, as well as travel and entertainment expenses, partially offset by decreased expenses related to our hard copy catalog, The Wireless Guide®.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $573,800 and $855,900 for first six months of fiscal year 2011 and fiscal year 2010, respectively. During the first six months of fiscal year 2010, bad debt expense was higher due to additional reserves needed largely related to the downturn in the economy.

Interest, Net. Net interest expense increased from $185,600 in the first six months of fiscal year 2010 to $207,600 in the first six months of fiscal year 2011, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the first six months of fiscal year 2011 was 38.4% as compared with 38.8% in the first six months of fiscal year 2010. The decrease in the tax rate is primarily attributable to changes in the relationship between non-deductible expenses and taxable income as well as changes in our state tax effective rate. As a result of the factors discussed above, net income and diluted earnings per share for the first six months of fiscal year 2011 increased 20.2% and 16.9%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Six Months Ended
	September 26, 2010	September 27, 2009
Cash flows provided by operating activities	$577,300	$11,965,900
Cash flows used in investing activities	(5,606,900)	(3,299,800)
Cash flows used in financing activities	(2,147,000)	(872,900)
Net (decrease) increase in cash and cash equivalents	$(7,176,600)	$7,793,200

We generated $577,300 of net cash from operating activities in the first six months of fiscal year 2011 compared with $12.0 million in the first six months of fiscal year 2010. In the first six months of fiscal year 2011, our cash inflow from operating activities was primarily driven by net income (net of depreciation and amortization and non-cash stock compensation expense), as well as by a significant increase in accounts payable, largely offset by a significant increase in trade accounts receivable and inventory, as well as a decrease in payroll, benefits and tax accruals. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts. The increase in trade accounts receivable is primarily due to the timing of sales and collections, as well as the fact that we have granted extended payment terms to certain large customers. The increased inventory levels are to support growing sales and to improve our inventory availability for our customers, especially in the public carrier and network operator market. The decrease in payroll, benefits and tax accruals is primarily due to the payment of fiscal year 2010 bonus accruals in the first three months of fiscal year 2011.

Capital expenditures of $2.8 million in the first six months of fiscal year 2011 were up from expenditures of $0.9 million in the first six months of fiscal year 2010. In both periods, capital expenditures primarily consisted of investments in information technology and, in fiscal year 2011, leasehold improvements and furniture and fixtures for our leased office space in Hunt Valley, Maryland.

Additional earn-out payments on acquired businesses relate to our 2006 acquisition of TerraWave Solutions, Ltd. and its commonly owed affiliate GigaWave Technologies, Ltd. The final earn-out payment of $2.9 million was made during the second quarter of fiscal year 2011.

Net cash used in financing activities was $2.1 million in the first six months of fiscal year 2011 compared with a net cash outflow from financing activities of $0.9 million for the first six months of fiscal year 2010. For the first six months of fiscal year 2011, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of treasury stock and stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation. For the first six months of fiscal year 2010, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as an excess tax loss from stock-based compensation, partially offset by borrowings on our Baltimore County Economic Development Revolving Loan Fund. During the first six months of fiscal years 2011, we repurchased 2,300 shares of our outstanding common stock pursuant to our stock buyback program. No shares were repurchased during the first six months of fiscal year 2010. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the second quarter of fiscal year 2011, a total of 3,505,187 shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. The Board of Directors has authorized the purchase of up to 3,593,350 shares in the aggregate pursuant to this program, and therefore, 88,163 shares remained available to be purchased as of the end of the second quarter of fiscal year 2011. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of September 26, 2010, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.

This revolving credit facility has been amended several times since its inception and now allows us to repurchase up to $25.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $5.0 million of dividends in any 12 month period. The financial covenants associated with this credit facility and the related term loan have also been modified. See Note 9 to the unaudited consolidated financial statements for additional information regarding this credit facility. As of September 26, 2010, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $11.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders, having an original principal amount of $4.5 million and secured by our Hunt Valley, Maryland facility. Accordingly, these financial covenant modifications also have the effect of amending the financial covenants applicable to the Term Loan. The note is payable in monthly installments of principal and interest with the balance due at maturity on June 30, 2011. At September 26, 2010, the principal balance of this term loan was $3.1 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 26, 2010, the principal balance of this term loan was approximately $217,500.

We are also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At September 26, 2010, the principal balance of this note was approximately $146,700.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and declared an initial quarterly cash dividend of $0.067 per share of common stock, par value $0.01 per share, of the Company. Cash dividends were paid in the same per share amount on August 26, 2009, November 25, 2009 and March 1, 2010. On June 2, 2010 and August 25, 2010, we paid cash dividends of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company. On September 29, 2010, we declared a cash dividend of the same amount, ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on November 24, 2010 to shareholders of record as of November 10, 2010. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of September 26, 2010, we do not have any material capital expenditure commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this quarterly report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, the Company’s management, including the CEO and CFO, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period (1)	Total Number of Shares Purchased (3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 28, 2010 through July 25, 2010	2,300	$13.96	2,300	88,163
July 26, 2010 through August 29, 2010	—	N/A	—	88,163
August 30, 2010 through September 26, 2010	—	N/A	—	88,163
Total	2,300	$13.96	2,300	88,163

(1)          Periods indicated are fiscal accounting months for the second quarter of fiscal year 2011.

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

On April 28, 2003, our Board of Directors announced a stock buyback program. As of September 26, 2010, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the second quarter of fiscal year 2011, the Company repurchased 2,300 shares of its common stock for approximately $32,100 pursuant to this program. As of September 26, 2010, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of September 26, 2010, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. Our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association, limit to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of September 26, 2010, we had the ability to purchase approximately $11.3 million in additional shares of common stock without violating this covenant.

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

TESSCO TECHNOLOGIES INCORPORATED

Date: November 3, 2010	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)