Form 10-Q
period 2010-12-26
TESSCO TECHNOLOGIES INC
filed 2011-02-04
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010 or
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

   The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 28, 2011, was 7,551,588.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	December 26, 2010	March 28, 2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,297,900	$7,658,700
Trade accounts receivable, net	79,251,500	60,675,000
Product inventory, net	49,848,500	44,991,500
Deferred tax assets	4,615,000	4,615,000
Prepaid expenses and other current assets	2,894,000	1,597,000
Total current assets	143,906,900	119,537,200

Property and equipment, net	21,761,100	20,679,900
Goodwill, net	11,684,700	9,017,700
Other long-term assets	1,955,200	2,111,900
Total assets	$179,307,900	$151,346,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$82,132,200	$59,548,900
Payroll, benefits and taxes	7,528,500	8,974,200
Income and sales tax liabilities	2,960,100	2,528,000
Accrued expenses and other current liabilities	1,501,000	1,312,900
Current portion of long-term debt	3,214,500	380,000
Total current liabilities	97,336,300	72,744,000

Deferred tax liabilities	3,650,800	3,650,800
Long-term debt, net of current portion	200,200	3,328,000
Other long-term liabilities	1,535,700	1,978,700
Total liabilities	102,723,000	81,701,500

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock	83,500	81,500
Additional paid-in capital	38,944,100	36,937,700
Treasury stock	(44,051,900)	(42,819,400)
Retained earnings	81,655,400	75,543,000
Accumulated other comprehensive loss, net of tax	(46,200)	(97,600)
Total shareholders’ equity	76,584,900	69,645,200
Total liabilities and shareholders’ equity	$179,307,900	$151,346,700

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Revenues	$167,940,000	$149,721,200	$474,919,000	$391,476,200
Cost of goods sold	134,137,000	116,932,800	371,996,200	298,058,700
Gross profit	33,803,000	32,788,400	102,922,800	93,417,500
Selling, general and administrative expenses	29,465,800	27,939,700	89,581,100	81,023,400
Income from operations	4,337,200	4,848,700	13,341,700	12,394,100
Interest, net	118,900	90,600	326,500	276,200
Income before provision for income taxes	4,218,300	4,758,100	13,015,200	12,117,900
Provision for income taxes	1,257,100	1,850,900	4,638,800	4,706,100
Net income	$2,961,200	$2,907,200	$8,376,400	$7,411,800
Basic earnings per share	$0.39	$0.39	$1.11	$1.01
Diluted earnings per share	$0.38	$0.37	$1.07	$0.97

Cash dividends declared per common share	$0.10	$0.07	$0.30	$0.13

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 26, 2010	December 27, 2009

Cash flows from operating activities:
Net income	$8,376,400	$7,411,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,240,400	3,086,000
Non-cash stock compensation expense	954,900	1,750,600
Deferred income taxes and other	(281,800)	918,800
Change in trade accounts receivable	(18,576,500)	(10,510,800)
Change in product inventory	(4,857,000)	(22,291,800)
Change in prepaid expenses and other current assets	(1,297,000)	646,400
Change in trade accounts payable	22,768,300	26,556,600
Change in payroll, benefits and taxes	(1,445,700)	2,103,400
Change in income and sales tax liabilities	432,100	1,649,200
Change in accrued expenses and other current liabilities	416,400	101,800
Net cash provided by operating activities	9,730,500	11,422,000

Cash flows from investing activities:
Purchases of property and equipment	(4,274,700)	(2,318,400)
Additional earn-out payments on acquired businesses	(2,852,000)	(2,382,000)
Net cash used in investing activities	(7,126,700)	(4,700,400)

Cash flows from financing activities:
Payments on long-term debt	(293,300)	(278,900)
Proceeds from debt issuance	--	250,000
Proceeds from issuance of stock	73,600	57,600
Cash dividends paid	(2,264,000)	(985,300)
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(1,232,500)	(484,900)
Debt issue costs	--	(175,000)
Excess tax benefit (loss) from stock-based compensation	751,600	(194,500)
Net cash used in financing activities	(2,964,600)	(1,811,000)

Net (decrease) increase in cash and cash equivalents	(360,800)	4,910,600

Cash and cash equivalents, beginning of period	7,658,700	599,800

Cash and cash equivalents, end of period	$7,297,900	$5,510,400

See accompanying notes.

TESSCO Technologies Incorporated
Notes to Unaudited Consolidated Financial Statements
December 26, 2010

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

In December 2010, the FASB issued updated accounting guidance related to the goodwill impairment test which requires all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The standard is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of the standard update to have a material impact on the Company’s consolidated financial statements.

Note 3. Stock Split Effected in the Form of a Dividend

On May 26, 2010, the Company issued a stock dividend in order to effect a three-for-two stock split of the Company’s common stock. All share and earnings per share numbers prior to the May 26, 2010 stock split (including without limitation all share and share-related numbers included in Notes 4, 7 and 11 below) have been retroactively restated to reflect the stock dividend for all periods presented. The number of authorized shares remains at 15,000,000.

Note 4. Stock Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 26, 2010 includes ($408,200) and $954,900, respectively, of non-cash stock compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 27, 2009 includes $598,800 and $1,750,600, respectively, of non-cash stock compensation expense. Stock compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit (loss) directly to shareholders’ equity of $751,600 and ($194,500), primarily related to the PSUs which vested during the nine months ended December 26, 2010 and December 27, 2009, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal year 2011:

	Nine Months Ended December 26, 2010	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	679,627	$6.75
Granted	274,500	16.00
Vested	(238,163)	7.24
Forfeited/cancelled	(12,375)	6.47
Shares available for issue under outstanding PSUs, non-vested end of period	703,589	$10.19

Of the 703,589 shares available for issuance under outstanding PSUs, but not yet vested as of December 26, 2010, 429,840 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2011, 2012 and 2013.

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

During fiscal year 2011, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key individuals and directors, providing them with the opportunity to earn up to 274,500 additional shares of the Company’s common stock in the aggregate (of which 750 PSUs have since been cancelled due to a participant no longer being employed by the Company), depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance for employees (independent directors are not subject to individual performance factors). These PSUs have only one measurement year (fiscal year 2011), with any shares earned at the end of fiscal year 2011 to vest and be issued 25% on or about May 1 of each of 2011, 2012, 2013 and 2014, provided that the respective participants remain employed by or associated with the Company on each such date. As of the end of the third quarter of the current fiscal year, the Company has estimated that the threshold goal earnings per share targets for the minimum number of awards to be earned related to the fiscal 2011 awards will not be met. As a result, all previously recorded non-cash compensation expense related to the fiscal 2011 awards was reversed during the current quarter.

If the maximum target of PSUs granted in fiscal year 2011 is assumed to be earned, total unrecognized compensation costs, net of estimated forfeitures, on these and all other earned but unvested PSU’s would be approximately $4.4 million as of December 26, 2010 and would be expensed through fiscal year 2014. To the extent the forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of December 26, 2010, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the nine months ended December 26, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	180,000	$5.26
Granted	--	--
Exercised	--	--
Cancelled	--	--
Outstanding and exercisable, end of period	180,000	5.26

Restricted Stock: In fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. As of December 26, 2010, 135,000 shares remain unvested and there was no activity related to these restricted shares during the first nine months of fiscal year 2011. As of December 26, 2010, there was approximately $1.2 million of total unrecognized compensation costs, net of forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately five years. Also in fiscal year 2011, restricted stock units covering 22,500 shares were issued to various non-executive employees. These shares vest on the last day of fiscal year 2014, provided the employees are still employed by the Company on that date. The weighted average fair value for these shares at the grant date was $16.13. As of December 26, 2010, there was approximately $0.1 million of total unrecognized compensation costs, net of forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years. To the extent the forfeiture rates are different from what is anticipated, stock-based compensation related to the restricted awards will be different from the Company’s expectations. No other shares of restricted stock are currently issued as awards under the 1994 Plan.

Note 5. Fair Value of Financial Instruments

The Company complies with the FASB standard regarding fair value measurement and disclosure requirements for assets and liabilities carried at fair value.  Accordingly, assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

·	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
·
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, and quoted prices for identical or similar assets or liabilities in markets that are not active.

·	Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at December 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Interest rate swap agreement, net of tax	$46,200	$--	$46,200	$--
Total liabilities at fair value	$46,200	$--	$46,200	$--

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 26, 2010 and March 28, 2010 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of December 26, 2010 and March 28, 2010 is estimated as follows:

	December 26, 2010		March 28, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,056,300	$3,015,000	$3,225,000	$3,121,000
Note payable to the Maryland Economic Development Corporation	$146,700	$144,200	$253,900	$248,100
Note payable to Baltimore County	$211,700	$188,300	$229,100	$201,900

Note 6. Income Taxes

During the fiscal quarter ended December 26, 2010, the Company experienced a favorable impact on its effective tax rate related to a reduction in unrecognized tax benefits due to the expiration of the statute of limitations as it related to one of the Company’s uncertain tax positions, as further discussed in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010. This item reduced the provision for income taxes by $410,400 for both the three and nine month periods ended December 26, 2010. As of December 26, 2010, the remaining gross amount of unrecognized tax benefits was $677,000 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $471,200. The remaining $205,800 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions.

A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts is as follows:

Beginning balance at March 28, 2010 of unrecognized tax benefit	$1,001,600
Increases related to prior period tax positions	47,600
Increases related to current period tax positions	82,800
Reductions as a result of a lapse in the applicable statute of limitations related to prior period tax positions	(455,000)
Ending balance at December 26, 2010 of unrecognized tax benefits	$677,000

Note 7. Earnings Per Share

The Company calculates earnings per share considering the FASB standard regarding the accounting for participating securities which requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, except per share amounts	Fiscal Quarter Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Earnings per share – Basic:
Net earnings	$2,961	$2,907	$8,376	$7,412
Less: Distributed and undistributed earnings allocated to nonvested stock	(53)	(62)	(150)	(159)
Earnings available to common shareholders – Basic	$2,908	$2,845	$8,226	$7,253

Weighted average common shares outstanding – Basic	7,410	7,218	7,385	7,198

Earnings per common share – Basic	$0.39	$0.39	$1.11	$1.01

Earnings per share – Diluted:
Net earnings	$2,961	$2,907	$8,376	$7,412
Less: Distributed and undistributed earnings allocated to nonvested stock	(51)	(59)	(118)	(154)
Earnings available to common shareholders – Diluted	$2,910	$2,848	$8,258	$7,258

Weighted average common shares outstanding – Basic	7,410	7,218	7,385	7,198
Effect of dilutive options	344	432	346	295
Weighted average common shares outstanding – Diluted	7,754	7,650	7,731	7,493

Earnings per common share – Diluted	$0.38	$0.37	$1.07	$0.97

Anti-dilutive equity awards not included above	--	--	--	--

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

·
Commercial Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

·
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

·
Commercial Self-Maintained Users and Governments. Self-maintained user (SMU) and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments.

·	Consumers. Consumers include customers that buy through any of our affinity partner relationships or directly from our consumer website, YourWirelessSource.comTM.

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at December 26, 2010 relates to acquisitions within its network infrastructure line of business. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the third quarter of fiscal years 2011 and 2010 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Fiscal Quarter ended December 26, 2010
Commercial revenues:
Public carriers and network operators	$16,874	$647	$6,024	$23,545
Resellers	21,522	87,894	2,113	111,529
SMUs and governments	19,229	4,051	6,486	29,766
Total commercial revenues	57,625	92,592	14,623	164,840
Consumer revenues	--	3,100	--	3,100
Total revenues	$57,625	$95,692	$14,623	$167,940

Commercial gross profit:
Public carriers and network operators	$4,250	$164	$1,043	$5,457
Resellers	6,282	13,023	549	19,854
SMUs and governments	5,115	1,030	1,255	7,400
Total commercial gross profit	15,647	14,217	2,847	32,711
Consumer gross profit	--	1,092	--	1,092
Total gross profit	$15,647	$15,309	$2,847	$33,803

Selling, general and administrative expenses				29,466
Income from operations				4,337
Interest, net				119
Income before provision for income taxes				4,218
Provision for income taxes				1,257
Net income				$2,961

Product inventory	$22,890	$24,156	$2,803	$49,849

Fiscal Quarter ended December 27, 2009
Commercial revenues:
Public carriers and network operators	$13,710	$566	$2,884	$17,160
Resellers	18,297	78,294	1,694	98,285
SMUs and governments	17,073	3,624	10,001	30,698
Total commercial revenues	49,080	82,484	14,579	146,143
Consumer revenues	--	3,578	--	3,578
Total revenues	$49,080	$86,062	$14,579	$149,721

Commercial gross profit:
Public carriers and network operators	$3,151	$142	$675	$3,968
Resellers	4,733	15,185	385	20,303
SMUs and governments	4,356	1,024	1,882	7,262
Total commercial gross profit	12,240	16,351	2,942	31,533
Consumer gross profit	--	1,255	--	1,255
Total gross profit	$12,240	$17,606	$2,942	$32,788

Selling, general and administrative expenses				27,939
Income from operations				4,849
Interest, net				91
Income before provision for income taxes				4,758
Provision for income taxes				1,851
Net income				$2,907

Product inventory	$23,636	$30,693	$4,503	$58,832

Segment activity for the first nine months of fiscal years 2011 and 2010 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Nine Months ended December 26, 2010
Commercial revenues:
Public carriers and network operators	$53,531	$1,808	$13,835	$69,174
Resellers	66,878	240,039	5,758	312,675
SMUs and governments	53,874	12,260	16,276	82,410
Total commercial revenues	174,283	254,107	35,869	464,259
Consumer revenues	--	10,660	--	10,660
Total revenues	$174,283	$264,767	$35,869	$474,919

Commercial gross profit:
Public carriers and network operators	$12,697	$460	$2,686	$15,843
Resellers	18,259	41,374	1,506	61,139
SMUs and governments	14,436	3,232	4,566	22,234
Total commercial gross profit	45,392	45,066	8,758	99,216
Consumer gross profit	--	3,707	--	3,707
Total gross profit	$45,392	$48,773	$8,758	$102,923

Selling, general and administrative expenses				89,581
Income from operations				13,342
Interest, net				327
Income before provision for income taxes				13,015
Provision for income taxes				4,639
Net income				$8,376

Product Inventory	$22,890	$24,156	$2,803	$49,849

Nine Months ended December 27, 2009
Commercial revenues:
Public carriers and network operators	$38,261	$1,571	$7,902	$47,734
Resellers	54,684	188,625	5,520	248,829
SMUs and governments	42,984	10,347	30,820	84,151
Total commercial revenues	135,929	200,543	44,242	380,714
Consumer revenues	--	10,762	--	10,762
Total revenues	$135,929	$211,305	$44,242	$391,476

Commercial gross profit:
Public carriers and network operators	$9,224	$406	$1,934	$11,564
Resellers	15,054	40,912	1,304	57,270
SMUs and governments	11,704	3,060	6,475	21,239
Total commercial gross profit	35,982	44,378	9,713	90,073
Consumer gross profit	--	3,344	--	3,344
Total gross profit	$35,982	$47,722	$9,713	$93,417

Selling, general and administrative expenses				81,023
Income from operations				12,394
Interest, net				276
Income before provision for income taxes				12,118
Provision for income taxes				4,706
Net income				$7,412

Product Inventory	$23,636	$30,693	$4,503	$58,832

Note 9. Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Nine Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Net Income	$2,961,200	$2,907,200	$8,376,400	$7,411,800
Change in value of interest rate swap, net of tax	21,600	12,200	51,400	33,000
Total comprehensive income	$2,982,800	$2,919,400	$8,427,800	$7,444,800

Note 10. Borrowings Under Revolving Credit Facility

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

Note 11. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of December 26, 2010, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of December 26, 2010, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, 2,300 shares were repurchased in the first nine months of fiscal year 2011 for approximately $32,100. As of December 26, 2010, 88,163 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 26, 2010 and December 27, 2009 the allocated value of the shares withheld totaled $1,200,400 and $101,800, respectively.

Note 12. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For both the fiscal quarter and nine months ended December 26, 2010, sales of products to the Company’s top customer relationship, AT&T Mobility (“AT&T”), accounted for 28% of total revenues. For the fiscal quarter and nine months ended December 27, 2009, sales of products to the Company’s top customer relationship, AT&T, accounted for 34% and 29% of total revenues, respectively. For both the fiscal quarter and nine months ended December 26, 2010, no customer other than AT&T accounted for more than 4% of total consolidated revenues. See Note 13 for additional discussion regarding AT&T.

Note 13. Subsequent Events

During the third quarter the Company experienced lower purchasing volumes and significant pricing pressure from its large tier-one carrier, AT&T, and the Company expects this trend to continue. In addition, based on recent communications from AT&T, the Company also faces planned business model changes from them. As a result of the lower volumes and pricing pressure, gross margins declined in the third quarter, impacting the Company's net profits. These factors will continue to put pressure on the Company's net profits, and the planned business model changes put the Company's current and future business with this customer at risk. As previously stated, the nature of the Company's business is that its relationships with most customers and suppliers, including AT&T, typically contain no ongoing purchase or sale obligations and are terminable by either party upon relatively short notice.

On January 17, 2011, the Company declared a quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on March 2, 2011, to shareholders of record as of February 16, 2011. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

Following a review by the Board of its corporate governance process and arrangements to ensure that they continue to serve the interests of the Company's shareholders for developing long-term value, the Board of Directors, on January 19, 2011, approved an amendment and restatement of the Company's By-Laws to declassify the Board. As a result, beginning with the 2011 annual meeting of shareholders and at each annual meeting thereafter, successors to the class of directors whose term then expires shall be elected to hold office for a term expiring at the next annual meeting of stockholders, with the effect that at the 2013 annual meeting of shareholders the classification of the Board of Directors shall be eliminated and all directors thereafter will be elected annually. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Company's Fifth Amended and Restated By-Laws which are incorporated herein by reference as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions, at lower costs, to wireless systems. Although we sell products to customers in many countries, approximately 98% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

Our third quarter revenues increased by 12.2% compared to the third quarter of fiscal year 2010. This increase was driven by growth in all our commercial lines of business. In the third quarter of fiscal year 2011 AT&T Mobility (“AT&T”), our largest customer, accounted for 28% of total revenues as compared to 34% of total revenues during the third quarter of the prior fiscal year. No other customer accounted for more than 4% of total consolidated revenues. Our third quarter gross profits increased by 3.1% compared to the third quarter of the prior fiscal year, driven by growth in our network infrastructure commercial line of business, partially offset by a decline in our mobile devices and accessories and installation, test and maintenance commercial lines of business. Selling, general and administrative expenses increased by 5.5% over the prior year quarter, primarily related to corporate support expenses and freight costs related to increased order volume. Consequently, net income increased by 1.9% and diluted earnings per share grew by 2.7% over the prior-year quarter.

During the third quarter we experienced lower purchasing volumes and significant pricing pressure from our large tier-one carrier, AT&T, and we expect this trend to continue. In addition, based on recent communications from the customer, we also face planned business model changes from them. The lower volumes and pricing pressure will put pressure on our net profits, and the planned business model changes put our current and future business with this customer at risk.  As we have historically disclosed, the nature of our business is that our relationships with most customers and suppliers, including AT&T, typically contain no ongoing purchase or sale obligations and are terminable by either party upon relatively short notice.

Notwithstanding the increased potential for economic recovery, the global financial crisis – which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, rising unemployment and concerns that the worldwide economy may continue to experience significant challenges – may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. Our strong third quarter revenue growth was driven by a 3% growth in the average number of monthly buying customers and a 10% increase in the average dollars purchased for each buying customer compared to the same period of fiscal year 2010. Accordingly, while we believe that the economy continues to show signs of improvement and we believe we are starting to win a larger percentage of our customers’ business, we also believe that our customers are continuing to experience difficulty in the current economic environment. In addition, our suppliers’ access to capital and liquidity may continue to be affected, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation. The impact of the current economic environment on our liquidity is further discussed below under the heading “Liquidity and Capital Resources.”

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

Results of Operations

The following table summarizes the unaudited results of our operations for the fiscal quarter and nine months ended December 26, 2010 and December 27, 2009:

	Fiscal Quarters Ended				Nine Months Ended
(Amounts in thousands, except per share data)	December 26, 2010	December 27, 2009	$ Change	% Change	December 26, 2010	December 27, 2009	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$16,874	$13,710	$3,164	23.1%	$53,531	$38,261	$15,270	39.9%
Resellers	21,522	18,297	3,225	17.6%	66,878	54,684	12,194	22.3%
SMUs and Governments	19,229	17,073	2,156	12.6%	53,874	42,984	10,890	25.3%
Total Network Infrastructure	57,625	49,080	8,545	17.4%	174,283	135,929	38,354	28.2%
Mobile Devices and Accessories:
Public Carriers and Network Operators	647	566	81	14.3%	1,808	1,571	237	15.1%
Resellers	87,894	78,294	9,600	12.3%	240,039	188,625	51,414	27.3%
SMUs and Governments	4,051	3,624	427	11.8%	12,260	10,347	1,913	18.5%
Total Mobile Devices and Accessories	92,592	82,484	10,108	12.3%	254,107	200,543	53,564	26.7%
Installation, Test and Maintenance:
Public Carriers and Network Operators	6,024	2,884	3,140	108.9%	13,835	7,902	5,933	75.1%
Resellers	2,113	1,694	419	24.7%	5,758	5,520	238	4.3%
SMUs and Governments	6,486	10,001	(3,515)	(35.1%)	16,276	30,820	(14,544)	(47.2%)
Total Installation, Test and Maintenance	14,623	14,579	44	0.3%	35,869	44,242	(8,373)	(18.9%)
Total Commercial Revenues	164,840	146,143	18,697	12.8%	464,259	380,714	83,545	21.9%
Consumer Revenues - Mobile Devices and Accessories	3,100	3,578	(478)	(13.4%)	10,660	10,762	(102)	(0.9%)
Total Revenues	$167,940	$149,721	$18,219	12.2%	$474,919	$391,476	$83,443	21.3%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$4,250	$3,151	$1,099	34.9%	$12,697	$9,224	$3,473	37.7%
Resellers	6,282	4,733	1,549	32.7%	18,259	15,054	3,205	21.3%
SMUs and Governments	5,115	4,356	759	17.4%	14,436	11,704	2,732	23.3%
Total Network Infrastructure	15,647	12,240	3,407	27.8%	45,392	35,982	9,410	26.2%
Mobile Devices and Accessories:
Public Carriers and Network Operators	164	142	22	15.5%	460	406	54	13.3%
Resellers	13,023	15,185	(2,162)	(14.2%)	41,374	40,912	462	1.1%
SMUs and Governments	1,030	1,024	6	0.6%	3,232	3,060	172	5.6%
Total Mobile Devices and Accessories	14,217	16,351	(2,134)	(13.1%)	45,066	44,378	688	1.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	1,043	675	368	54.5%	2,686	1,934	752	38.9%
Resellers	549	385	164	42.6%	1,506	1,304	202	15.5%
SMUs and Governments	1,255	1,882	(627)	(33.3%)	4,566	6,475	(1,909)	(29.5%)
Total Installation, Test and Maintenance	2,847	2,942	(95)	(3.2%)	8,758	9,713	(955)	(9.8%)
Total Commercial Gross Profit	32,711	31,533	1,178	3.7%	99,216	90,073	9,143	10.2%
Consumer Gross Profit - Mobile Devices and Accessories	1,092	1,255	(163)	(13.0%)	3,707	3,344	363	10.9%
Total Gross Profit	33,803	32,788	1,015	3.1%	102,923	93,417	9,506	10.2%
Selling, general and administrative expenses	29,466	27,939	1,527	5.5%	89,581	81,023	8,558	10.6%
Income from operations	4,337	4,849	(512)	(10.6%)	13,342	12,394	948	7.6%
Interest, net	119	91	28	30.8%	327	276	51	18.5%
Income before provision for income taxes	4,218	4,758	(540)	(11.3%)	13,015	12,118	897	7.4%
Provision for income taxes	1,257	1,851	(594)	(32.1%)	4,639	4,706	(67)	(1.4%)
Net income	$2,961	$2,907	$54	1.9%	$8,376	$7,412	$964	13.0%
Diluted earnings per share	$0.38	$0.37	$0.01	2.7%	$1.07	$0.97	$0.10	10.3%

Third Quarter of Fiscal Year 2011 Compared with Third Quarter of Fiscal Year 2010

Revenues. Revenues for the third quarter of fiscal year 2011 increased 12.2% as compared with the third quarter of fiscal year 2010, primarily due to a 12.8% increase in commercial revenues, partially offset by a 13.4% decrease in consumer revenues. Sales increased in all our lines of business.

Network infrastructure sales increased 17.4% as compared with the third quarter of fiscal year 2010, primarily as a result of higher sales of radio frequency propagation and site support products across all of our market categories, but also, to a lesser extent, as a result of higher sales of broadband products to public carriers and network operators and resellers.

Sales in the mobile devices and accessories line of business increased 11.2% in the third quarter of fiscal year 2011, as compared with the same period last year. The increase was due to a 12.3% increase in commercial sales, partially offset by a 13.4% decrease in consumer sales. The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was due to increased sales to smaller resellers and users, partially offset by a 6.9% decrease in sales to our large national tier-one carrier, AT&T. Sales of mobile devices and accessories to public carriers and network operators and SMUs and governments also increased.

Revenues from our installation, test and maintenance line of business increased 0.3% from the corresponding prior-year quarter, primarily due to an increase in sales of test equipment across all our market categories, mostly offset by a decline in sales of repair parts related to our major repair components relationship with Nokia. As discussed in prior reports, Nokia had terminated our arrangement effective September 30, 2010. Accordingly, revenues and gross profits from this relationship ceased.  Sales of tools and supply products increased to resellers and self-maintained users, but were partially offset by decreased sales to public carriers and network operators.

Gross Profit. Gross profit for the third quarter of fiscal year 2011 increased 3.1% as compared with the third quarter of fiscal year 2010. Total commercial gross profit increased 3.7%, partially offset by a 13.0% decrease in consumer gross profit. Gross profit margin decreased to 20.1% in the third quarter of fiscal year 2011 as compared to 21.9% in the third quarter of fiscal year 2010. Gross profit margin in our network infrastructure segment increased from 24.9% in the third quarter of fiscal year 2010 to 27.2% in the third quarter of fiscal year 2011. This increase in gross profit margin was largely a result of changes in product and customer mix. Gross profit margin in our mobile devices and accessories segment decreased to 16.0% in the third quarter of this fiscal year from 20.5% in the third quarter of last fiscal year. This decrease was primarily attributable to the commercial gross profit margin in our mobile devices and accessories line of business, which decreased to 15.4% in the third quarter of fiscal year 2011 from 19.8% for the third quarter of fiscal year 2010, principally due to product mix and pricing pressures from our large tier-one carrier, AT&T, as previously discussed. Consumer gross profit margin in our mobile devices and accessories line of business increased to 35.2% in the third quarter of this fiscal year from 35.1% for the third quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business decreased from 20.2% in the third quarter of fiscal year 2010 to 19.5% in the third quarter of fiscal year 2011, primarily due to changes in product mix. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. The nature of our business is that, from time to time, we experience the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to do so in the future. Our customer relationships could also be affected by wireless carrier consolidation or the overall global economic environment.

As total revenues and gross profits from larger customer and vendor relationships increase, we occasionally experience and expect to continue to experience pricing pressures that may adversely affect future results. We are currently experiencing pricing pressures from our large tier-one carrier, AT&T, and as discussed elsewhere, future business with this customer is at risk. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 5.5% in the third quarter of fiscal year 2011 as compared with the third quarter of fiscal year 2010. Selling, general and administrative expenses as a percentage of revenues decreased to 17.5% in the third quarter of fiscal year 2011 from 18.7% in the third quarter of fiscal year 2010 primarily as a result of a significant increase in revenues offset by a less significant increase in selling, general and administrative expenses. The largest factors contributing to the overall increase in total selling, general and administrative expenses were increased corporate support, freight, and marketing and sales promotion expenses, partially offset by decreased compensation expenses related to our bonus programs during the third quarter of fiscal year 2011.

Corporate support expenses increased by approximately $618,500, or 38.8%, primarily due to higher bad debts expense in the third quarter of fiscal year 2011 as compared to fiscal year 2010, as discussed below. Sales tax expenses and professional fees also increased from the third quarter of fiscal year 2010.

Freight expense increased by approximately $577,500, or 17.6%, due to higher sales and increased packages shipped in the third quarter of fiscal year 2011 as compared to fiscal year 2010.

Marketing and sales promotion expenses increased by approximately $313,000, or 12.1%, in the third quarter of fiscal year 2011 as compared with the third quarter of fiscal year 2010, primarily due to increased market development funds expensed in relation to our AT&T and other retail arrangements, as well as trade show and travel and entertainment expenses, partially offset by decreased expenses related to our hard copy catalog, The Wireless Guide®.

Total compensation costs, including benefits and bonus expense, decreased approximately $1.0 million, or 5.9%, in the third quarter of fiscal year 2011 as compared to the third quarter of fiscal year 2010. While base compensation costs actually increased approximately $1.0 million due to increases in our business generation activities, overall compensation costs decreased due to decreased expenses related to our cash and equity bonus programs. Our bonus programs are performance based and therefore, the decrease in bonus expenses is due to the lower than expected results during the third quarter and first nine months of fiscal year 2011, as well as projected results for the remainder of the fiscal year, when applied to pre-defined performance targets.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $301,400 and $110,900 for the third quarter ended December 26, 2010 and December 27, 2009, respectively. During the third quarter of fiscal year 2010, we experienced lower than normal bad debt expense due in part to recoveries of amounts previously reserved or written off.

Interest, Net. Net interest expense increased from $90,600 in the third quarter of fiscal year 2010 to $118,900 in the third quarter of fiscal year 2011, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 38.9% in the third quarter of fiscal year 2010 as compared with 29.8% in the third quarter of fiscal year 2011. The decrease in the tax rate is primarily attributable to a one-time reduction in our uncertain tax position reserve as a result of a lapse in the applicable statute of limitations. Excluding the impact of the one-time adjustment, the effective tax rate for the third quarter of fiscal year 2011 would have been 39.5%. As a result of the factors discussed above, net income for the third quarter of fiscal year 2011 increased 1.9% and diluted earnings per share increased 2.7% compared to the corresponding prior-year quarter.

First Nine Months of Fiscal Year 2011 Compared with First Nine Months of Fiscal Year 2010

Revenues. Revenues for the first nine months of fiscal year 2011 increased 21.3% as compared with the first nine months of fiscal year 2010, primarily due to a 21.9% increase in commercial revenues, partially offset by a 0.9% decrease in consumer revenues. Sales increased in our network infrastructure and mobile devices and accessories lines of business, but were partially offset by decreased sales in our installation, test and maintenance line of business.

Sales in the network infrastructure line of business increased 28.2% in the first nine months of fiscal year 2011, as compared with the prior-year period. The increase was primarily the result of higher sales of radio frequency propagation and site support products and higher sales of broadband products across all of our market categories.

Mobile devices and accessories sales increased as compared with the first nine months of fiscal year 2010, primarily due to a 26.7% increase in commercial sales, partially offset by a 0.9% decrease in consumer sales. Sales in the commercial mobile devices and accessories line of business increased across all market categories.

Revenues from our installation, test and maintenance line of business had a 18.9% decrease from the prior year, primarily due to a decline in sales of repair parts related to our major repair components relationship with Nokia, as discussed above.  Sales of test equipment and tools and supply products increased across all of our market categories.

Gross Profit. Gross profit for the first nine months of fiscal year 2011 increased 10.2% as compared with the first nine months of fiscal year 2010. Total commercial gross profit increased 10.2%, while consumer gross profit increased 10.9% over the prior year. Gross profit margin decreased to 21.7% in the first nine months of fiscal year 2011 from 23.9% in the first nine months of fiscal year 2010. Gross profit margin in our network infrastructure segment decreased from 26.5% in the first nine months of fiscal year 2010 to 26.0% in the first nine months of 2011. This decrease in gross profit margin was largely a result of lower margin sales of products related to larger carrier builds during the first nine months of this year as compared with the first nine months of last year. Gross profit margin in our mobile devices and accessories segment decreased to 18.4% in the first nine months of this fiscal year from 22.6% in the first nine months of last fiscal year, primarily due to product mix, pricing pressures and lower margin sales to our large tier-one carrier, AT&T, as previously discussed. Commercial gross profit margin for our mobile devices and accessories decreased to 17.7% in the first nine months of this fiscal year from 22.1% for the first nine months of last fiscal year. Consumer gross profit margin for our mobile devices and accessories increased to 34.8% in the first nine months of this fiscal year from 31.1% for the first nine months of last fiscal year. In our installation, test and maintenance segment, gross profit margin increased to 24.4% in the first nine months of fiscal year 2011 from 22.0% in the first nine months of fiscal year 2010. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 10.6% in the first nine months of fiscal year 2011 as compared with the first nine months of fiscal year 2010. Selling, general and administrative expenses as a percentage of revenues decreased to 18.9% in the first nine months of fiscal year 2011 from 20.7% in the first nine months of fiscal year 2010 primarily as a result of a significant increase in revenues offset by a less significant increase in selling, general and administrative expenses. The largest factors contributing to the increase in total selling, general and administrative expenses were increased compensation, freight out, and marketing and sales promotion expenses during the first nine months of fiscal year 2011.

Total compensation costs, including benefits and bonus expense, increased approximately $3.3 million, or 6.9%, in the first nine months of fiscal year 2011 as compared to the first nine months of fiscal year 2010. Compensation costs primarily increased due to increased business generation and fulfillment activities as compared to the first nine months of the last fiscal year as well as increased variable sales compensation based on increased gross profit and higher compensation paid to temporary workers. The increase in compensation expense was partially offset by decreased expenses related to our cash and equity bonus programs. Our bonus programs are performance based and therefore, the decrease in bonus expenses is due to the lower than expected results during the third quarter and first nine months of fiscal year 2011, as well as projected results for the remainder of the fiscal year, when applied to pre-defined performance targets.

Freight expense increased by approximately $2.4 million, or 25.6%, due to higher sales and increased packages shipped in the first nine months of fiscal year 2011 as compared to fiscal year 2010.

Marketing and sales promotion expenses increased by approximately $829,100, or 11.8%, in the first nine months of fiscal year 2011 as compared with the first nine months of fiscal year 2010, primarily due to increased market development funds expensed in relation to our AT&T and other retail arrangements, as well as travel and entertainment expenses, partially offset by decreased expenses related to our hard copy catalog, The Wireless Guide®, and direct marketing expenses.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $875,200 and $966,800 for first nine months of fiscal year 2011 and fiscal year 2010, respectively. During the first nine months of fiscal year 2010, bad debt expense was higher due to additional reserves needed largely related to the downturn in the economy.

Interest, Net. Net interest expense increased from $276,200 in the first nine months of fiscal year 2010 to $326,500 in the first nine months of fiscal year 2011, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate in the first nine months of fiscal year 2011 was 35.6% as compared with 38.8% in the first nine months of fiscal year 2010. The decrease in the tax rate is primarily attributable to a one-time reduction in our uncertain tax position reserve as a result of a lapse in the applicable statute of limitations.  Absent this one-time adjustment, the tax rate for the first nine months of fiscal year 2011 would be approximately the same as the first nine months of fiscal year 2010. As a result of the factors discussed above, net income and diluted earnings per share for the first nine months of fiscal year 2011 increased 13.0% and 10.3%, respectively, compared to the prior year.

Liquidity and Capital Resources

	Nine Months Ended
	December 26, 2010	December 27, 2009
Cash flows provided by operating activities	$9,730,500	$11,422,000
Cash flows used in investing activities	(7,126,700)	(4,700,400)
Cash flows used in financing activities	(2,964,600)	(1,811,000)
Net (decrease) increase in cash and cash equivalents	$(360,800)	$4,910,600

We generated $9.7 million of net cash from operating activities in the first nine months of fiscal year 2011 compared with $11.4 million in the first nine months of fiscal year 2010. In the first nine months of fiscal year 2011, our cash inflow from operating activities was primarily driven by net income (net of depreciation and amortization and non-cash stock compensation expense), as well as by a significant increase in accounts payable, largely offset by a significant increase in trade accounts receivable and inventory, as well as a decrease in payroll, benefits and tax accruals. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts. The increase in trade accounts receivable is primarily due to the timing of sales and collections, as well as the fact that we have granted extended payment terms to certain large customers. The increased inventory levels are to support growing sales and to improve our inventory availability for our customers, especially in the public carrier and network operator market. The decrease in payroll, benefits and tax accruals is primarily due to the payment of fiscal year 2010 bonus accruals in the first three months of fiscal year 2011.

Capital expenditures of $4.3 million in the first nine months of fiscal year 2011 were up from expenditures of $2.3 million in the first nine months of fiscal year 2010. In both periods, capital expenditures primarily consisted of investments in information technology and, in fiscal year 2011, leasehold improvements and furniture and fixtures for our leased office space in Hunt Valley, Maryland.

Cash flows from investing activities included additional earn-out payments on acquired businesses related to our 2006 acquisition of TerraWave Solutions, Ltd. and its commonly owed affiliate GigaWave Technologies, Ltd. The final earn-out payment of $2.9 million was made during the second quarter of fiscal year 2011. Earn-out payments of $2.4 million were made during the first nine months of fiscal year 2010.

Net cash used in financing activities was $3.0 million in the first nine months of fiscal year 2011 compared with a net cash outflow from financing activities of $1.8 million for the first nine months of fiscal year 2010. For the first nine months of fiscal year 2011, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of treasury stock and stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation. For the first nine months of fiscal year 2010, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as treasury stock purchases and payments on long-term debt, partially offset by borrowings on our Baltimore County Economic Development Revolving Loan Fund. During the first nine months of fiscal year 2011, we repurchased 2,300 shares of our outstanding common stock for approximately $32,100 pursuant to our stock buyback program, compared with 36,195 shares repurchased during the first nine months of fiscal year 2010 for approximately $358,700. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of the third quarter of fiscal year 2011, a total of 3,505,187 shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. The Board of Directors has authorized the purchase of up to 3,593,350 shares in the aggregate pursuant to this program, and therefore, 88,163 shares remained available to be purchased as of the end of the third quarter of fiscal year 2011. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction for approximately $6.4 million.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of December 26, 2010, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.

This revolving credit facility has been amended several times since its inception and now allows us to repurchase up to $25.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $5.0 million of dividends in any 12 month period. The financial covenants associated with this credit facility and the related term loan have also been modified. See Note 10 to the Unaudited Consolidated Financial Statements for additional information regarding this credit facility. As of December 26, 2010, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $11.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders, having an original principal amount of $4.5 million and secured by our Hunt Valley, Maryland facility. Accordingly, these financial covenant modifications also have the effect of amending the financial covenants applicable to the Term Loan. The note is payable in monthly installments of principal and interest with the balance due at maturity on June 30, 2011. At December 26, 2010, the principal balance of this term loan was $3.1 million. Due to the maturity date of this note, it is classified in current liabilities on the Consolidated Balance Sheet as of December 26, 2010. We may attempt to refinance this note in the near future, or we may make final payment at the scheduled maturity on June 30, 2011. If we do not refinance this note, we expect that cash on hand and/or available borrowings on our revolving credit facility will be sufficient to cover the payoff amount. There can be no assurances that we will be able to refinance beyond June 30, 2011 on terms acceptable to us, if at all.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 26, 2010, the principal balance of this term loan was approximately $211,700.

We are also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At December 26, 2010, the principal balance of this note was approximately $146,700.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and declared an initial quarterly cash dividend of $0.067 per share of common stock, par value $0.01 per share, of the Company. Cash dividends were paid in the same per share amount on August 26, 2009, November 25, 2009 and March 1, 2010. On June 2, 2010, August 25, 2010 and November 24, 2010, we paid cash dividends of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company. On January 17, 2011, we declared a cash dividend of the same amount, ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on March 2, 2011 to shareholders of record as of February 16, 2011. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of December 26, 2010, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

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

In December 2010, the FASB issued updated accounting guidance related to the goodwill impairment test which requires all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The standard is effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of the standard update to have a material impact on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of December 26, 2010, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the third quarter of fiscal year 2011, the Company did not repurchase any shares of its common stock pursuant to this program. As of December 26, 2010, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of December 26, 2010, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction for approximately $6.4 million. Our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association, limit to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of December 26, 2010, we had the ability to purchase approximately $11.3 million in additional shares of common stock without violating this covenant.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

 Item 6. Exhibits.

(a)	Exhibits:

3.1	Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2011).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer (filed herewith).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	February 4, 2011	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)