Form 10-K
period 2011-03-27
TESSCO TECHNOLOGIES INC
filed 2011-05-24
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 27, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No ☐

    Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

    Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer ☐ Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

    The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 26, 2010, was $77,988,214.

    The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 18, 2011, was 7,627,273.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders, scheduled to be held July 21, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (TESSCO, we, or the Company) is Your Total Source® to build, use and maintain wireless systems. The convergence of wireless and the internet is revolutionizing the way the world lives and works. New systems and applications are creating challenges and opportunities at an unprecedented rate. TESSCO is there, thinking in new ways for exceptional outcomes. TESSCO architects and delivers, with innovation, productivity and speed, the product and value chain solutions to organizations responsible for building, operating and maintaining wireless voice, data and video systems. TESSCO is committed to delivering, fast and complete, the needs of wireless system operators, contractors, resellers and self-maintained utility, transportation, enterprise and government organizations.

We provide our customers with product and value chain solutions for a large variety of applications, including:

•	Mobile Radio and Unified Communications
•	Base Station Infrastructure
•	Wire Area Networks
•	Local Area Network
•	Security and Surveillance Networks
•	Remote Monitoring and Control
•	Mobility and User Devices

The products that we use in these solutions come from world class manufacturers and fall within the following broad business segment categories: network infrastructure, mobile devices and accessories, and installation, test and maintenance products.

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

We currently serve an average of approximately 12,700 commercial customers per month including a diversified mix of carrier and public network operators, tower owners, program managers, contractors and integrators, wireless internet service providers, industrial and enterprise self-maintained users (including railroads, utilities, mining operators, oil and gas operators and technicians), governments, manufacturers, repair centers, retailers, dealers and value-added resellers. Additionally, we currently serve an average of approximately 700 consumers per month, including through affinity partners and direct-to-consumer programs.

On May 26, 2010, we issued a stock dividend in order to effect a three-for-two stock split of our common stock. The share prices and number of shares included in this Annual Report on Form 10-K prior to the May 26, 2010 stock split have been retroactively restated to reflect the stock dividend for all periods presented. The references from time to time herein to “split adjusted” shares is for convenience of the reader; and the absence in some places of such reference should not be construed to mean that such numbers or values are not “split adjusted,” unless noted as such.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to approximately $75,000 and gross profit margins ranging from less than 5% to over 95%. We offer products classified into our three business segments: network infrastructure, mobile devices and accessories, and installation, test and maintenance products, which accounted for approximately 37%, 55% and 8% of fiscal year 2011 revenues, respectively. Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Products include towers, site hardware, enclosures, cable, connectors, jumpers, base station antennas, power systems, grounding, base station radios, bi-directional amplifiers, wireless broadband radios, wireless networking gear, wireless local area network (WLAN) products, and security and surveillance products. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting, logistics integration, application engineering network design and wireless network training. Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, hands-free kits, mobile amplifiers, power supplies, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards as well as two-way radios and related accessories. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including providing private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.  For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 10 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

While we principally provide manufacturer brand-name products, a variety of products are developed and offered under TESSCO owned-brands including, Wireless Solutions®, Ventev®, TerraWave® and Airstream. The products we offer under the TESSCO-owned brands generally consist of device accessory products that fall into the mobile device and accessory segment as well as WLAN and network infrastructure accessory products and remote monitoring and control solutions that fall into the network infrastructure segment. Also, our WLAN certification training is offered under our GigaWave® trade name and is reported in the network infrastructure segment. We have not incurred significant research and development expenditures in any of the last three fiscal years.

Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control. Knowledge solutions include the entire suite of TESSCO publications that focus on educating the industry, including product highlights, showcases and/or comparisons, with comprehensive specifications on the products, solutions and applications that are offered and reinforced by engineering, sales and technical support, as well as hands-on training programs. Configuration services are comprised of customized product solution kitting and assembly, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale. Our delivery system allows the customer to select 1-, 3- or 5-day “just-in-time” delivery, to specific delivery locations, designed to eliminate the customer’s need for staging and warehousing. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product usage tracking, history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

As of March 27, 2011, we offered products purchased from approximately 380 manufacturers. A substantial portion of our inventory purchases is concentrated with a small number of vendors. In fiscal year 2011, sales of products purchased from our largest vendor, Otter Products, generated approximately 13% of our revenue, the majority of which was sold to our largest customer AT&T Mobility. Sales of products from our next nine top vendors accounted for approximately 27% of our fiscal year 2011 revenues, thus resulting in revenue from sales of products purchased from our top ten vendors of approximately 40% of our total revenues. Although we do not maintain long-term supply contracts with our vendors, we believe that alternative sources of supply are available for many of the product types we carry. The agreements and arrangements on which most of our larger vendor and customer relationships are based are of limited duration and terminable by either party upon several months or otherwise short notice.

We previously supplied repair and replacement materials to authorized service centers for Nokia primarily in the United States and Canada. Nokia terminated our repair and replacement parts arrangement effective September 30, 2010. Accordingly, revenues and gross profits from this relationship have ceased. During fiscal year 2011, sales from the Nokia relationship represented less than 1% of total consolidated revenues.

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

Customers

Our customer base consists of commercial customers and consumers, which accounted for approximately 98% and 2%, respectively, of fiscal year 2011 revenues. Commercial customers share the characteristic that they are organizations that design, install, operate, repair or sell some type of wireless communications system and/or products. We group our commercial customers into three different categories: 1) public carriers and network operators, 2) resellers and 3) self-maintained users (SMUs) and governments, which accounted for approximately 15%, 67% and 18%, respectively, of fiscal year 2011 commercial revenues.

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

Consumers place orders for devices and related accessories via telephone and the Internet primarily through our affinity-marketing programs. Under these programs, we collaborate with our affinity-marketing clients to sell to their customers under their brands. In many cases, we act as the merchant on behalf of the affinity-marketing client, accepting the order, shipping from our inventory and collecting payment. In addition to our affinity programs, we maintain our own internally developed consumer Web site, YourWirelessSource.comTM, which offers cellular phone accessories and other complementary consumer wireless products.

Our largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 26% of our revenues during fiscal year 2011. Our next nine largest customer relationships accounted for 11% of our total revenues during fiscal year 2011, and therefore, our top ten customer relationships totaled 37% of our total revenues.

Although we currently sell to customers in over 100 countries, approximately 97% of our sales have been made to customers in the United States during each of the past three fiscal years. Due to our diverse product segments and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season. Also, our network infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

•	Understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;
•
Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including The Wireless Journal®, and TESSCO.com®, our Internet-based Solution and Transaction System;

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

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence and consist of these integrated units:

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on: public carrier and network operator (e.g., carriers, tower owners, program site managers, wireless Internet service providers, contractors and integrators); SMUs and governments (e.g., self-maintained users, governments, manufacturers, repair centers); resellers (e.g. retailers, dealers and value-added resellers); and consumers (e.g., affinity programs, Web store programs and fulfillment and consumer services). This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 280,000 existing and potential customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance and the overall enhancement of the business relationship. The process is aimed at attracting prospects to TESSCO, converting these prospects to buying customers, and ultimately migrating them to loyal, total-source monthly buyers.

Solutions Development, Product Management and Marketing: We actively monitor advances in technologies and industry trends, both through market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our Solutions Services teams offer applications engineering to market specific applications such as positive train control, smart grid and fiber networks, custom integrated solutions for power systems and site kitting and flexible custom network design services for areas such as in-building coverage, tower design and wireless video surveillance systems.

In addition to determining the product offering, our product and solutions development teams provide the technical foundation for both customers and our personnel. The Wireless Product Knowledge System (WPKS) is continually updated to add new products and additional technical information in response to manufacturer specification changes and customer inquiries. WPKS contains detailed information on each stock keeping unit (SKU) offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products, and purchase and sales histories. This information is available on a real-time basis to all of our personnel for product development, procurement, technical support, cataloging and marketing.

As a thought leader in the wireless industry, TESSCO’s marketing materials are used for both educating the industry and for promoting TESSCO’s value. We utilize our WPKS to develop both broad-based and customized product solution information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product solution and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is available electronically on TESSCO.com and has periodically been sent to customers in hard copy form in the past; The Wireless Journal®, a trade journal with a bi-monthly circulation of approximately 80,000, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed monthly to more than 120,000 different individuals and is uniquely produced for various portions of our customer base; The Wireless Bulletin® family, including The Wireless Bulletin for Accessories for Handsets & Music Devices, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Security & Surveillance, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed throughout the year and have an annual circulation of approximately 200,000; Technical Application Notes, Application Drawings and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®. In addition, TESSCO publishes online, Web-browser-enabled, companion versions of its many printed publications, including The Wireless Bulletin Online, The Wireless Guide Online and The Wireless Journal Online.

TESSCO.com® is our e-commerce site. It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions. Intended for our commercial customers who design, build, run, maintain and use wireless systems, its feature-rich capabilities include:

•	Electronic versions of various Knowledge Tools, including: several customized versions of The Wireless Bulletin® and The Wireless Update®, as well as The Wireless Guide® and The Wireless Journal®;
•	13 product search options, ranging from keyword searches to product category browsing;
•	Real-time pricing and product availability;
•
Easy ordering capabilities, including a worksheet ordering tool which allows for the construction and configuration of a total-source order; additionally, worksheets can be saved with or without protection, as well as copied, shared, uploaded and emailed;

•	RSS Feeds that allow customers to see TESSCO’s newest products;
•	Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;
•	Order reservations, order status, back-order details and four-month order history;
•	The ability to view invoices online and customer-specific pricing, based on our tiered pricing levels tied to a customer's aggregate purchase volume;
•	Comprehensive, targeted marketing pages for more than 250 product solutions;
•	Interactive, how-to illustrations for a range of wireless applications;
•	Library of videos and other valuable content;
•	Variety of useful customer service, financial and technical support pages; and
•	Feedback Center that makes it easy for customers to provide input on our services, Knowledge Tools and website.

Our Knowledge Tools empower our customers to make better decisions by delivering product knowledge, rather than just information. These tools also afford our manufacturers the opportunity to develop their brands and promote their products to a broad and diverse customer base.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 27, 2011 and March 28, 2010, we had an immaterial level of backlog orders. Most backlog orders as of March 27, 2011, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 27, 2011 and March 28, 2010, inventory write-offs, excluding purchases from vendors for whom we hold goods on consignment, were 0.9% and 0.6% of total purchases, respectively. In many cases, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2011 and 2010 were 10.4 and 9.8, respectively. This increase is largely due to overall 16% increase in sales in fiscal year 2011, as compared to fiscal year 2010 while maintaining approximately the same inventory levels.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The average number of commercial customers increased from 12,400 in fiscal year 2010 to 12,700 in fiscal year 2011. An average of 700 consumer end-users were served per month in fiscal year 2011 as compared with 800 in fiscal year 2010. This decline in consumers is due to changes in relationships with some of our affinity partners.

Fulfillment and Distribution: Orders are received at our Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas customer sales support centers. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated warehouse management system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, to minimize multiple product shipments to complete an order and to limit inventory duplication. Bar-coded labels are applied to every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. We contract with a variety of freight line and parcel transportation carrier partners to deliver orders to customers.

Performance and Delivery Guarantee (PDG) charges are generally calculated on the basis of the weight of the products ordered and on the delivery service requested, rather than on distance to the customer. We believe that this approach emphasizes on-time delivery instead of shipment dates, enabling customers to minimize their inventories and reduce their overall procurement costs while guarantying date specific delivery, thereby encouraging them to make us their total source supplier.

Information Technology: Our information technology system is critical to the success of our operations. We have made substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our Configuration, Fulfillment and Delivery system. The information contained in the system is available on a real-time basis to all of our employees as needed and is utilized in every area of our operations.

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

In April 2006, we acquired the non-cash assets and businesses of TerraWave Solutions, Ltd. (TerraWave) and its commonly owned affiliate, GigaWave Technologies, Ltd. (GigaWave) for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over the four-year period ending in April 2010, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. The total purchase price, including earn-out payments, was approximately $13.1 million.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors, such as Hutton Communications, Brightpoint, KGP Logistics, Westcon, Comstor, Tech Data, Ingram Micro, Superior Communications, Site Pro 1, Wincomm, Talley Communications and Alliance Corporation. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 380 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, service marks, confidentiality agreements, trade secret protection and, if and when appropriate, patent protection. Thus far, we have generally sought to protect our intellectual property, including our product data and information, customer information and information technology systems, through trademark filings and nondisclosure, confidentiality and trade secret agreements. We typically require our employees, consultants, and others having access to our technology, to sign confidentiality and nondisclosure agreements. There can be no assurance that these confidentiality and nondisclosure agreements will be honored, or whether they can be fully enforced, or that other entities may not independently develop systems, technologies or information similar to that on which we rely.

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®, Delivering Everything for Wireless®, Delivering What You Need…When and Where You Need It®, GigaWave Technologies®, Going Beyond the Ordinary®, LinkUPS®, ORDERflow®, Solutions That Make Wireless Work®, TerraWave Solutions®, TESSCO®, TESSCO Technologies®, TESSCO.com®, Ventev®, Ventev Innovations®, The Vital Link to a Wireless World®, The Wireless Bulletin®, The Wireless Guide®, The Wireless Journal®, Wireless Solutions®, The Wireless Update®, Your Total Source®, and Your Virtual Inventory®, among others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2011 and there are no material expenditures planned for such purposes in fiscal year 2012.

Employees

As of March 27, 2011, we had 874 full-time equivalent employees. Of our full-time equivalent employees, 409 were engaged in customer and vendor service, marketing, sales and product management, 373 were engaged in fulfillment and distribution operations and 92 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	67	Chairman, President and Chief Executive Officer
Robert B. Barnhill, Jr. has served as president and chief executive officer since founding the current business in 1982. Mr. Barnhill has been a director of the Company since 1982, and has served, and continues to serve, as Chairman of the Board since November 1993.

David M. Young	40	Senior Vice President, Chief Financial Officer and Corporate Secretary

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

Gerald T. Garland	60	Senior Vice President of Solutions Development and Product Management

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

Douglas A. Rein	51	Senior Vice President of Performance Systems and Operations
Douglas A. Rein joined the Company in July 1999 as senior vice president of performance systems and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Said Tofighi	56	Senior Vice President of Market Development and Sales
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

Our sales to customers and our purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, we have formal agreements or arrangements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice, and they typically contain no purchase or sale obligations. If our vendors or suppliers refuse to, or for any reason are unable to supply products to us, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to make purchases from other sources, experience significant changes in demand internally or from their own customer bases, become financially unstable, or are acquired by another company, our ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on our financial position and results of operations.

The loss or any change in the business habits of key customers or vendors, including AT&T Mobility, may have a material adverse affect on our financial position and results of operations.

Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. In fiscal year 2011, sales to our largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 26% of total revenues.

During the second half of fiscal year 2011, we experienced lower purchasing volumes and significant pricing pressure from AT&T Mobility. We expect this pricing pressure to continue. In addition, based on recent communications from AT&T Mobility, we also face planned business model changes from them. As a result of the lower volumes and pricing pressure, gross margins declined in the second half of fiscal year 2011, impacting our net profits. These factors will continue to put pressure on our net profits, and AT&T Mobility’s planned business model changes put our current and future business with this customer at risk. As previously stated, the nature of our business is that our relationships with most customers and suppliers, including AT&T Mobility, typically contain no ongoing purchase or sale obligations and are terminable by either party upon relatively short notice.

Our relationship with AT&T Mobility, or sales pursuant to this relationship, could terminate at any time with little or no notice. As a result, if this relationship were to terminate, and unless and until replaced from other sources, our revenue and earnings would substantially decrease and our stock price would likely decline. We have experienced the loss and changes in the business habits of significant customer and vendor relationships in the past and expect to do so in the future. It is the nature of the business. Over the past decade, however, we have generally been successful in replacing significant customer and vendor relationships when lost, and notwithstanding these losses, our revenues over this period have generally increased. There can be no assurance, however, that we will be successful in replacing any of our current relationships if and when lost, or in the event of a substantial reduction in revenues from any such relationship, including our relationship with AT&T Mobility. Unless and until replaced, any such loss will likely have a material adverse affect on our business, results of operations and financial condition, and our stock price will likely be adversely affected.

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

The ongoing weakness in the global economic environment may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results, and stock price.

Notwithstanding the increased potential for economic recovery, the ongoing weakness in the global economic environment – which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, high rates of unemployment and concerns that the worldwide economy may continue to experience significant challenges – may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. In addition, our suppliers’ access to capital and liquidity may continue to be affected, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation.

The potential effects of the weakness in the global economic environment are difficult to forecast and mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of the foregoing effects could have a material adverse effect on our results of operations and financial condition, and could adversely affect our stock price.

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

The wireless service carrier industry has experienced significant consolidation in recent years. If any of our significant customers or partners are acquired or consolidate with other carriers, or are otherwise involved in any significant transaction that results in them ceasing to do business with us, or significantly reducing the level of business that they do with us, our revenues from those customers could be significantly affected, possibly resulting in an adverse affect on our financial position and results of operations.

The failure of our information systems or inability to upgrade them could have a material adverse affect on our business, financial position and results of operations.

We are highly dependent upon our internal computer and telecommunication systems to operate our business. There can be no assurance that our information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our information systems, that we will be able to convert to new systems efficiently as necessary, or that we will be able to integrate new programs effectively with our existing programs. Any of such problems, or any significant damage or destruction of these systems, could have an adverse affect on our business, financial position and results of operations.

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

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs). If performance targets associated with these PSUs are not met, or the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. At present, there are 4,303 shares available for future awards under our incentive plan and we have no immediate plan to get shareholder approval for an increase in such number.  This may have an adverse effect on our continued ability to attract and retain, and motivate, our employees.

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

We are subject to potential declines in inventory value.

We are subject to the risk that the value of our inventory will decline as a result of price reductions by vendors or technological obsolescence. It is the policy of many of our vendors to protect distributors from the loss in value of inventory due to technological change or the vendors’ price reductions. Some vendors (including those who manufacture our proprietary products), however, may be unwilling or unable to pay us for price protection claims or products returned to them under purchase agreements. No assurance can be given that such practices to protect distributors will continue, that unforeseen new product developments will not adversely affect us, or that we will be able to successfully manage our existing and future inventories.

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

If our business does not perform well, or if we otherwise experience a decline in the fair values of a portion or all of our business, we may be required to recognize impairments of our intangible or other long-lived assets, which could adversely affect our results of operations or financial condition.

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and indefinite lived asset valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 27, 2011, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 7.8% of total assets. All goodwill and intangible assets have been allocated to the Network Infrastructure segment.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, projections of future taxable income, and the feasibility of ongoing tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial condition.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Since the onset of the weakness in the global economic environment in 2008, certain of our suppliers, particularly those in the far east, have experienced financial difficulties and we believe it is possible that a limited number of suppliers may either cease operations or require increased prices in order to fulfill their obligations. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

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

Changes in income tax and other regulatory legislation

We operate in compliance with applicable laws and regulations and make plans for our structure and operations based upon existing laws and anticipated future changes in the law. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or structure. We are susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and other laws related to trade, accounting and business activities. Such changes in legislation may have a significant adverse effect on our business.

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

       The sale of our products involves risk of product liability claims against us. We have also been increasing the sales of TESSCO private labeled products and have recently begun to provide an increased level of support services, including product and network designs. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products and services, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could adversely affect our financial condition, and if substantial and relating to our products or industry generally, could affect our business as a whole.

Our expanding offering of private labeled products may have a negative impact on our relationship with our manufacturer partners.

Our product offering includes a growing number of our own proprietary products, which represented approximately 10% of our sales in fiscal 2011. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sale of our proprietary branded products. Either could have a material adverse effect on our business and financial performance.

Claims that our products infringe the proprietary rights of others could harm our business and cause us to incur significant costs.

Our industry has increasingly been subject to patent and other intellectual property rights litigation, particularly from special purpose entities that seek to monetize their intellectual property rights by asserting claims against others. We expect this trend to continue and accelerate and expect that we may be required to defend against this type of litigation, not only asserted against our own intellectual property rights, but also against the intellectual property of products which we have purchased for resale.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 52% of our outstanding common stock as of March 27, 2011. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 24% of our outstanding common stock as of March 27, 2011. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

Without approval of our Board of Directors, it may be difficult for a third party to acquire control of the Company. This could affect the price of our common stock.

Certain provisions of our certificate of incorporation and bylaws, certain arrangements to which we are party, and applicable provisions of the Delaware General Corporation Law (DGCL) may each make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management. These provisions include advance notice bylaws and limitations on the removal of directors other than for cause, and then only upon the affirmative vote of 75% of our outstanding common stock.  We are also afforded the protections of Section 203 of the DGCL, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained. Some believe that the provisions described above, as well as any resulting delay or prevention of a change of control transaction or changes in our Board of Directors or management, could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares. We, on the other hand, believe that these provisions serve to protect our shareholders against abusive takeover tactics, to preserve and maximize the value of the Company for all shareholders, and to better ensure that each shareholder will be treated fairly in the event of an unsolicited offer to acquire the Company.

Following a review by the Board of its corporate governance process and arrangements to ensure that they continue to protect the interests of the Company's shareholders for developing long-term value, the Board of Directors, on January 19, 2011, approved an amendment and restatement of the Company's By-Laws to declassify the Board. As a result, beginning with the 2011 annual meeting of shareholders and at each annual meeting thereafter, successors to the class of directors whose term then expires shall be elected to hold office for a term expiring at the next annual meeting of stockholders, with the effect that at the 2013 annual meeting of shareholders the classification of the Board of Directors shall be eliminated and all directors thereafter will be elected annually. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Company's Fifth Amended and Restated By-Laws which are incorporated herein by reference as Exhibit 3.2.3 to this Annual Report on Form 10-K.

Additionally, on April 25, 2011, the Board approved an amendment and restatement of the Company’s By-Laws to provide that in an uncontested election, if a nominee to the Company’s Board does not receive a majority of the votes cast in his or her election, such nominee shall, within ten business days after the certification of the election results, submit to the Board a letter of resignation for consideration by the Nominating and Governance Committee. The Nominating and Governance Committee shall then assess the appropriateness of the continued service of such nominee and recommend to the Board the action to be taken on such tendered resignation. The Board will determine what action to take within ninety days after the date of the certification of election results. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Company's Sixth Amended and Restated By-Laws which are incorporated herein by reference as Exhibit 3.2.4 to this Annual Report on Form 10-K.

Potential uncertainty resulting from unsolicited acquisition proposals and related matters may adversely affect our business.

In the past we have received, and in the future we may receive, unsolicited proposals to acquire our company or our assets. For example, in September 2010, the Board of Directors received an unsolicited non-binding proposal from Discovery Group for the acquisition of all of our stock not then owned by Discovery Group. At the time, Discovery owned approximately 14% of the Company’s then outstanding common stock. The review and consideration of acquisition proposals and related matters could require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and vendors. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and vendors to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our board of directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

Our quarterly operating results are subject to significant fluctuation.

Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Most of our operating expenses, such as compensation expenses, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC. On February 15, 2011, this lease was amended and now expires on December 31, 2017. Monthly rent payments range from $141,900 to $169,400 throughout the lease term. In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. On February 23, 2011, this lease was amended and now expires on July 31, 2014 and provides us with an ongoing annual option to terminate the lease. Monthly rent for the facility ranges from $27,500 to $33,000 throughout the lease term. Additional sales and marketing offices are located in leased office space in San Antonio, Texas. Monthly rent there is approximately $7,000 and the lease expires in November 2011. West coast sales and fulfillment are facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations. The GLC is encumbered by a deed of trust as security for a term loan. See Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Each of our three business segments uses all of our properties for either sales or fulfillment purposes.

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

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Global Market, since September 28, 1994, under the symbol "TESS." The quarterly range of prices per share during fiscal years 2010 and 2011 are as follows:

	High	Low	Dividends Declared
Fiscal Year 2011
First Quarter	$20.53	$15.05	$0.10
Second Quarter	18.26	10.00	0.10
Third Quarter	16.90	13.94	0.10
Fourth Quarter	16.96	10.50	0.10

Fiscal Year 2010
First Quarter	$8.33	$4.66	$--
Second Quarter	12.27	7.07	0.07
Third Quarter	12.16	8.77	0.07
Fourth Quarter	16.66	10.31	0.07

As of May 20, 2011, the number of shareholders of record of the Company was 87. We estimate that the number of beneficial owners as of that date was approximately 2,072.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2011 and 2010 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Until April 28, 2010, our revolving credit facility limited the amount of cash dividends that we may pay to $2.5 million annually. As of April 28, 2010, this amount was increased to $5.0 million in any twelve month period.

On May 26, 2010, we issued a stock dividend in order to effect a 3-for-2 stock split of our common stock. The share prices and dividend payments above prior to the May 26, 2010 stock split have been retroactively restated to reflect the stock dividend for all periods presented.

During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program. As of March 27, 2011, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. Through the end of the fiscal year 2011, we had repurchased 3,505,187 shares through the program for approximately $30.7 million, or an average price of $8.76 per share. Of the total shares repurchased, 2,300 were repurchased in fiscal year 2011 at an average price of $13.96 per share and 36,195 were repurchased in fiscal year 2010 at an average price of $9.91 per share. An aggregate of 88,163 shares remain available for repurchase under this program. No repurchases were made in any month during the fourth quarter of fiscal year 2011. We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2011 and 2010 this totaled $1,536,900 and $126,500, respectively.

In addition to the shares repurchased in the stock buyback program discussed immediately above, we repurchased all 705,000 shares of our common stock held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share. Our revolving credit facility and term loan with Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank limit to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. At March 27, 2011, we had the ability to repurchase approximately $11.3 million in additional shares of our common stock without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 26, 2006 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of March 26, 2006 to March 27, 2011. The graph assumes that all dividends, if any, were reinvested.

	3/26/2006	4/1/2007	3/30/2008	3/29/2009	3/28/2010	3/27/2011
TESSCO Technologies Incorporated	$100.00	$223.83	$123.96	$65.20	$196.40	$151.34
Russell 2000	100.00	107.56	92.92	59.34	95.18	116.89
Peer Group 1	100.00	101.84	96.31	75.84	116.17	147.79
1 – The peer group consists of the following: Brightpoint, Inc., Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource Inc., InfoSonics Corporation and Tech Data Corporation.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.

Item 6. Selected Financial Data.
	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009	March 30, 2008	April 1, 2007
STATEMENT OF INCOME DATA
Revenues	$605,219,200	$522,031,500	$483,007,200	$520,968,200	$492,327,800
Cost of goods sold	471,938,600	398,706,300	361,155,000	403,978,800	370,916,400
Gross profit	133,280,600	123,325,200	121,852,200	116,989,400	121,411,400
Selling, general and administrative expenses	117,305,100	108,269,000	110,656,400	108,875,700	109,208,800
Income from operations	15,975,500	15,056,200	11,195,800	8,113,700	12,202,600
Interest, net	420,600	318,300	664,300	574,100	879,400
Income before provision for income taxes	15,554,900	14,737,900	10,531,500	7,539,600	11,323,200
Provision for income taxes	5,536,700	5,599,100	4,203,500	2,720,900	4,281,100
Net income	$10,018,200	$9,138,800	$6,328,000	$4,818,700	$7,042,100
Diluted earnings per share (1)(2)	$1.27	$1.19	$0.82	$0.58	$0.77
Cash dividends declared per common share (1)	$0.40	$0.20	$--	$--	$--

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.0	76.4	74.8	77.5	75.3
Gross profit	22.0	23.6	25.2	22.5	24.7
Selling, general and administrative expenses	19.4	20.7	22.9	20.9	22.2
Income from operations	2.6	2.9	2.3	1.6	2.5
Interest, net	0.1	0.1	0.1	0.1	0.2
Income before provision for income taxes	2.6	2.8	2.2	1.4	2.3
Provision for income taxes	0.9	1.1	0.9	0.5	0.9
Net income	1.7%	1.8%	1.3%	0.9%	1.4%
SELECTED OPERATING DATA
Average commercial buyers per month	12,700	12,400	12,200	12,300	11,900
Average consumer buyers per month	700	800	1,500	3,200	7,100
Return on assets (3)	6.4%	6.8%	4.8%	3.6%	5.6%
Return on equity (4)	13.5%	14.1%	10.5%	8.2%	11.5%
BALANCE SHEET DATA
Working capital	$51,837,800	$46,793,200	$36,625,000	$36,714,400	$33,527,300
Total assets	161,160,600	151,346,700	118,652,600	143,798,600	123,682,700
Short-term debt	359,100	380,000	361,400	3,713,900	356,200
Long-term debt	2,959,100	3,328,000	3,481,700	3,842,600	4,203,200
Shareholders' equity	78,880,100	69,645,200	60,166,200	60,151,600	57,151,300

(1)	All per share numbers prior to March 27, 2011 have been retroactively restated for all periods presented to reflect the May 26, 2010 stock dividend in order to effect a 3-for-2 stock split.
(2)
Diluted earnings per share prior to March 28, 2010 have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Notes 2 and 14 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 27, 2011 for further discussion.

(3)	Net income divided by the average total assets.
(4)	Net income divided by the average total equity.

Quarterly Results of Operations (Unaudited)

Fiscal Year 2011 Quarters Ended	Fiscal Year 2010 Quarters Ended
	Mar. 27, 2011	Dec. 26, 2010	Sept 26, 2010	Jun. 27, 2010	Mar. 28, 2010	Dec. 27, 2009	Sept. 27, 2009	Jun. 28, 2009
Revenues	$130,300,200	$167,940,000	$165,026,400	$141,952,600	$130,555,300	$149,721,200	$132,953,700	$108,801,300
Cost of goods sold	99,942,400	134,137,000	128,256,400	109,602,800	100,647,600	116,932,800	101,340,200	79,785,700
Gross profit	30,357,800	33,803,000	36,770,000	32,349,800	29,907,700	32,788,400	31,613,500	29,015,600
Selling, general and administrative expenses	27,724,000	29,465,800	31,203,600	28,911,700	27,245,600	27,939,700	27,322,300	25,761,400
Income from operations	2,633,800	4,337,200	5,566,400	3,438,100	2,662,100	4,848,700	4,291,200	3,254,200
Interest, net	94,100	118,900	129,800	77,800	42,100	90,600	76,300	109,300
Income before provision for income taxes	2,539,700	4,218,300	5,436,600	3,360,300	2,620,000	4,758,100	4,214,900	3,144,900
Provision income taxes	897,900	1,257,100	2,090,900	1,290,800	893,000	1,850,900	1,622,400	1,232,800
Net income	$1,641,800	$2,961,200	$3,345,700	$2,069,500	$1,727,000	$2,907,200	$2,592,500	$1,912,100
Diluted earnings per share(1)	$0.21	$0.38	$0.43	$0.26	$0.22	$0.37	$0.34	$0.25
Cash dividends declared per common share (1)	$0.10	$0.10	$0.10	$0.10	$0.07	$0.07	$0.07	$--

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.7	79.9	77.7	77.2	77.1	78.1	76.2	73.3
Gross profit	23.3	20.1	22.3	22.8	22.9	21.9	23.8	26.7
Selling, general and administrative expenses	21.3	17.5	18.9	20.4	20.9	18.7	20.6	23.7
Income from operations	2.0	2.6	3.4	2.4	2.0	3.2	3.2	3.0
Interest, net	0.1	0.1	0.1	0.1	0.0	0.1	0.1	0.1
Income before provision for income taxes	1.9	2.5	3.3	2.4	2.0	3.2	3.2	2.9
Provision for income taxes	0.7	0.7	1.3	0.9	0.7	1.2	1.2	1.1
Net income	1.3%	1.8%	2.0%	1.5%	1.3%	1.9%	1.9%	1.8%
SELECTED OPERATING DATA
Average commercial buyers per month	12,500	12,700	13,000	12,800	12,300	12,400	12,500	12,200
Average consumer buyers per month	700	700	700	700	800	700	800	800
Return on assets (2)	3.9%	6.5%	7.6%	5.2%	4.5%	7.5%	7.3%	6.1%
Return on equity (3)	8.5%	15.7%	18.4%	11.8%	10.1%	17.5%	16.3%	12.5%

(1)	All per share numbers prior to June 27, 2010 have been retroactively restated for all periods presented to reflect the May 26, 2010 stock dividend in order to effect a 3-for-2 stock split..
(2)	Net income divided by the average total assets.
(3)	Net income divided by the average total equity.

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

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in over 100 countries, approximately 97% of our sales are to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

We offer a wide range of products that are classified into three business segments: network infrastructure; mobile devices and accessories; and installation, test and maintenance. Network infrastructure products, which are sold to our commercial customers, are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Sales of traditional network infrastructure products, such as base station radios, cable, transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. However, we have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Mobile devices and accessory products include cellular phone and data device accessories, as well as two-way radios and related accessories. Mobile devices and accessory products are widely sold to commercial customers and consumers. Commercial customers include retail stores, value-added resellers and dealers. Consumers are primarily reached through our affinity partnerships, where we offer services including customized order fulfillment, outsourced call centers, and building and maintaining private label Internet sites. Approximately 47% of all of our mobile devices and accessory products sales for fiscal year 2011 were generated from the sales of accessory products to AT&T Mobility. Installation, test and maintenance products, which are sold to our commercial customers, are used to install, tune, maintain and repair wireless communications equipment. This segment is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians.

We view our customer base in four major categories:

•
Commercial Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers.

•
Commercial Resellers. Resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment. These resellers include local and national value-added resellers and retailers, as well as sales and installation centers operated by cellular and paging carriers.

•
Commercial Self-Maintained Users (SMUs) and Governments. SMUs and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments.

•	Consumers. Consumers are customers buying through any of our affinity-partner relationships or directly from our consumer website, YourWirelessSource.comTM.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 380 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2011, 2010 and 2009:

(Dollars in thousands, except per share data)			2010 to 2011			2009 to 2010
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$65,965	$52,731	$13,234	25.1%	$46,591	$6,140	13.2%
Resellers	89,154	70,631	18,523	26.2%	72,952	(2,321)	(3.2%)
SMUs and Governments	72,176	56,665	15,511	27.4%	53,445	3,220	6.0%
Total Network Infrastructure	227,295	180,027	47,268	26.3%	172,988	7,039	4.1%

Mobile Devices and Accessories:
Public Carriers and Network Operators	2,410	2,178	232	10.7%	2,094	84	4.0%
Resellers	298,317	257,191	41,126	16.0%	205,867	51,324	24.9%
SMUs and Governments	16,179	14,451	1,728	12.0%	14,334	117	0.8%
Total Mobile Devices and Accessories	316,906	273,820	43,086	15.7%	222,295	51,525	23.2%

Installation, Test and Maintenance:
Public Carriers and Network Operators	18,240	10,655	7,585	71.2%	12,874	(2,219)	(17.2%)
Resellers	8,000	7,078	922	13.0%	9,476	(2,398)	(25.3%)
SMUs and Governments	21,356	36,152	(14,796)	(40.9%)	54,173	(18,021)	(33.3%)
Total Installation, Test and Maintenance	47,596	53,885	(6,289)	(11.7%)	76,523	(22,638)	(29.6%)
Total Commercial Revenues	591,797	507,732	84,065	16.6%	471,806	35,926	7.6%
Consumer Revenues – Mobile Devices and Accessories	13,422	14,300	(878)	(6.1%)	11,201	3,099	27.7%
Total Revenues	$605,219	$522,032	$83,187	15.9%	$483,007	$39,025	8.1%

(Dollars in thousands, except per share data)			2010 to 2011			2009 to 2010
	2011	2010	$ Change	% Change	2009	$ Change	% Change
Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$15,754	$12,442	$3,312	26.6%	$11,912	$530	4.4%
Resellers	24,608	19,589	5,019	25.6%	20,583	(994)	(4.8%)
SMUs and Governments	19,899	15,639	4,260	27.2%	14,861	778	5.2%
Total Network Infrastructure	60,261	47,670	12,591	26.4%	47,356	314	0.7%

Mobile Devices and Accessories:
Public Carriers and Network Operators	608	563	45	8.0%	596	(33)	(5.5%)
Resellers	52,299	54,000	(1,701)	(3.2%)	47,573	6,427	13.5%
SMUs and Governments	4,173	4,121	52	1.3%	4,564	(443)	(9.7%)
Total Mobile Devices and Accessories	57,080	58,684	(1,604)	(2.7%)	52,733	5,951	11.3%

Installation, Test and Maintenance:
Public Carriers and Network Operators	3,503	2,554	949	37.2%	2,973	(419)	(14.1%)
Resellers	2,124	1,699	425	25.0%	2,466	(767)	(31.1%)
SMUs and Governments	5,607	8,162	(2,555)	(31.3%)	12,445	(4,283)	(34.4%)
Total Installation, Test and Maintenance	11,234	12,415	(1,181)	(9.5%)	17,884	(5,469)	(30.6%)
Total Commercial Gross Profit	128,575	118,769	9,806	8.3%	117,973	796	0.7%
Consumer Gross Profit – Mobile Devices and Accessories	4,706	4,556	150	3.3%	3,879	677	17.5%
Total Gross Profit	$133,281	$123,325	$9,956	8.1%	$121,852	$1,473	1.2%

Selling, general and administrative expenses	$117,305	$108,269	$9,036	8.3%	$110,656	$(2,387)	(2.2%)
Income from operations	15,976	15,056	920	6.1%	11,196	3,860	34.5%
Interest, net	421	318	103	32.4%	664	(346)	(52.1%)
Income before provision for income taxes	15,555	14,738	817	5.5%	10,532	4,206	39.9%
Provision for income taxes	5,537	5,599	(62)	(1.1%)	4,204	1,395	33.2%
Net income	$10,018	$9,139	$879	9.6%	$6,328	$2,811	44.4%

Diluted earnings per share (1)(2)	$1.27	$1.19	$0.08	6.7%	$0.82	$0.37	45.1%
(1)	All earnings per share numbers prior to March 27, 2011 have been retroactively restated for all periods presented to reflect the May 26, 2010 stock dividend in order to effect a 3-for-2 stock split.
(2)
Effective March 30, 2009, we retrospectively adopted the FASB standard addressing accounting for participating securities under the two-class method.  See Notes 2 and 14 to the Consolidated Financial Statements for a discussion of the impact of the change in accounting standards.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues. Revenues for fiscal year 2011 increased 15.9% as compared to fiscal year 2010, primarily due to a 16.6% increase in commercial revenues, partially offset by a 6.1% decrease in consumer revenues. The increase in commercial revenues was driven primarily by an increase in our network infrastructure and mobile devices and accessories commercial lines of business, partially offset by a decrease in our installation, test and maintenance commercial line of business.

The 26.3% increase in our network infrastructure sales from fiscal year 2010 to fiscal year 2011 is primarily attributable to an increase in sales of radio frequency (RF) propagation and site support products, and to a lesser extent, sales of broadband products. Our growth in sales of network infrastructure product was across all of our market categories, as we have continued to focus on diversification beyond the traditional infrastructure carrier customer.

Our mobile devices and accessories revenues, including both commercial and consumer sales, increased 14.6% for fiscal year 2011 compared to fiscal year 2010. We experienced a significant increase in commercial sales of mobile devices and accessory products. Commercial revenues for mobile devices and accessories, which are sold primarily to resellers, but are also sold to SMUs, governments and public carriers and network operators, increased 15.7% over the prior year. Fiscal year 2011 sales to AT&T Mobility were essentially flat compared to fiscal year 2010. Therefore, the sales increase in our mobile devices and accessories line of business for fiscal 2011 was attributable to increased sales to other smaller resellers as compared to fiscal 2010.

Revenues from our installation, test and maintenance line of business decreased 11.7% in fiscal year 2011 as compared to the prior fiscal year, primarily due to a decline in sales of repair parts related to our repair components relationship with Nokia, partially offset by increased sales of test and bench equipment and safety products. As discussed in prior reports, effective September 30, 2010, Nokia had terminated our arrangement with them. Accordingly, revenues and gross profits from this relationship have ceased. During fiscal year 2011, revenues from the Nokia relationship represented less than 1% of total consolidated revenues, as compared to approximately 3% in fiscal year 2010. Sales of test and bench equipment and safety products increased across all of our market categories.

Gross Profit. Gross profit increased 8.1% in fiscal year 2011 compared to fiscal year 2010, driven by an increase in our network infrastructure commercial business segment, partially offset by a decline in our mobile devices and accessories and installation, test and maintenance commercial lines of business. Total commercial gross profit increased 8.3%, while consumer gross profits increased 3.3%. Gross profit margin decreased to 22.0% in fiscal year 2011, from 23.6% in fiscal year 2010. Except as noted below, our gross margins by product within each segment have generally been sustained, and variations are mostly related to sales mix within the segment product offerings. Gross profit margin in our network infrastructure segment remained flat at 26.5% in fiscal year 2011 as compared to fiscal year 2010. In our installation, test and maintenance segment, gross profit margin increased to 23.6% in fiscal year 2011, from 23.0% in fiscal year 2010, partially due to the change in the structure of our Nokia arrangement as discussed above.  Gross profit margin in our mobile devices and accessories segment decreased to 18.7% in fiscal year 2011, from 21.9% in fiscal year 2010. This decrease is primarily attributable to the commercial gross profit margin for our mobile devices and accessories segment, which decreased from 21.4% for fiscal year 2010 to 18.0% for fiscal year 2011, principally due to pricing pressures on sales to AT&T Mobility as discussed below. The gross profit margin for our consumer sales increased from 31.9% to 35.1% in fiscal year 2011. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

As total revenues and gross profits from larger customer and vendor relationships increase, we occasionally experience and expect to continue to experience, pricing pressures that may adversely affect future results. We are currently experiencing pricing pressures from our large tier-one carrier customer, AT&T Mobility, and as discussed elsewhere, future business with this customer is at risk. During the second half of fiscal year 2011, we experienced lower purchasing volumes and significant pricing pressure from AT&T Mobility and expect this trend to continue. In addition, based on communications from AT&T, we also face planned business model changes from them. As a result of the lower volumes and pricing pressure, gross margins declined in the second half of fiscal year 2011, impacting our net profits. These factors will continue to put pressure on our net profits, and the planned business model changes put our current and future business with this significant customer at risk.  The nature of our business is that our relationships with most customers and suppliers, including AT&T Mobility, typically contain no ongoing purchase or sale obligations and are terminable by either party upon relatively short notice.  In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

During fiscal year 2006, we began sourcing a significant portion of our private branded product line directly from factories in China. All of such purchases are denominated in U.S. dollars. We have been increasing the amount of products and services sold under TESSCO’s private labels. While sales of these directly sourced products and services represented only 10% of our total sales in fiscal year 2011, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products, after accounting for additional supply chain costs and lead times. We also believe that these cost savings have allowed us to be more competitive in the market.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 8.3% during fiscal year 2011 as compared to fiscal year 2010. Total selling, general and administrative expenses as a percentage of revenues decreased from 20.7% in fiscal year 2010 to 19.4% in fiscal year 2011, due to the increase of revenues as discussed above, partially offset by the increases in expenses discussed below.

The largest factors contributing to the increase in total selling, general and administrative expenses during fiscal year 2011 were increased compensation, freight out and marketing and sales promotion expenses.

Compensation expenses primarily related to business generation activities increased from fiscal year 2010 to fiscal year 2011. However, the increase in compensation expenses was partially offset by decreased accruals related to our cash and equity bonus programs. Our bonus programs are generally performance-based, and therefore, the decrease in bonus accruals is due to lower results during fiscal year 2011 as compared to pre-defined targets. Compensation costs also included $400,000 of severance expense associated with certain job consolidations that occurred in the fourth quarter of fiscal 2011. Total compensation costs, including benefits and bonus expense, increased by approximately $4.4 million, or 6.8%, from fiscal year 2010 to fiscal year 2011.

Freight expenses in fiscal year 2011 increased approximately $2.6 million, or 21.3%, over the prior year, primarily due to higher sales and increased orders shipped.

Marketing and sales promotion expenses increased approximately $602,700, or 6.6%, over the prior year, primarily due to increased market development funds expensed in relation to our AT&T and other retailer arrangements, partially offset by decreased expenses related to our hard copy catalog, The Wireless Guide®.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $1,050,500 and $743,500 for fiscal year 2011 and fiscal year 2010, respectively. During fiscal year 2010, we experienced lower bad debt expense in part due to recoveries of amounts previously reserved or written off.

Interest, Net. Net interest expense increased from $318,300 in fiscal year 2010 to $420,600 in fiscal year 2011, primarily due to increased average borrowings on our revolving credit facility. As noted below, beginning October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on our existing term loan, thus fixing the interest rate on this loan at 6.38%. Interest expense on our other debt instruments had only minor variances from year-to-year in total.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2011 and 2010 were 35.6% and 38.0%, respectively. The decrease in the effective tax rate for fiscal year 2011 was primarily attributable to a one-time reduction in our uncertain tax position reserve as a result of a lapse in the applicable statute of limitations. Absent this one-time adjustment, the tax rate for fiscal year 2011 would be approximately the same as fiscal year 2010. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2011 increased 9.6% and 6.7%, respectively, compared with fiscal year 2010.

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

The 4.1% increase in our network infrastructure sales from fiscal year 2009 to fiscal year 2010 is primarily attributable to an increase in sales of broadband products, and to a much lesser extent, sales of radio frequency (RF) propagation and site support products. Our growth in sales of network infrastructure product was in sales to public carriers and network operations as well as SMUs and governments, as we have continued to focus on diversification beyond the traditional infrastructure carrier customer.

Revenues from our installation, test and maintenance line of business decreased 29.6% in fiscal year 2010 as compared to the prior fiscal year, primarily due to a decline in sales of repair parts related to our repair components relationship with Nokia, as well as decreased sales of test and bench equipment and safety products. As discussed above and in prior reports, Nokia had terminated our arrangement effective September 30, 2010. Accordingly, revenues and gross profits from this relationship have ceased. During fiscal year 2010, revenues from the Nokia relationship represented approximately 3% of total consolidated revenues.

Gross Profit. Gross profit increased 1.2% in fiscal year 2010 compared to fiscal year 2009, driven by an increase in our network infrastructure and mobile devices and accessories commercial business segments, partially offset by a decline in our installation, test and maintenance commercial line of business. Total commercial gross profit increased 0.7%, while consumer gross profits increased 17.5%. Gross profit margin decreased to 23.6% in fiscal year 2010, from 25.2% in fiscal year 2009. Except as noted below, our gross margins by product within each segment have generally been sustained and variations are mostly related to sales mix within the segment product offerings. Gross profit margin decreased to 26.5% in fiscal year 2010 in our network infrastructure segment, from 27.4% in fiscal year 2009. This decrease in gross profit margin is the result of the change in product mix described above, as broadband products typically have a lower gross margin than radio frequency and site support products, which had a smaller increase in sales as compared to sales of broadband products. In our installation, test and maintenance segment, gross profit margin decreased to 23.0% in fiscal year 2010, from 23.4% in fiscal year 2009, partially due to the change in the structure of our Nokia arrangement as discussed above.  Gross profit margin in our mobile devices and accessories segment decreased to 21.9% in fiscal year 2010, from 24.2% in fiscal year 2009. This decrease is primarily attributable to the commercial gross profit margin for our mobile devices and accessories segment, which decreased from 23.7% for fiscal year 2009 to 21.4% for fiscal year 2010, principally due to product and customer mix in sales. The gross profit margin for our consumer sales decreased from 34.6% to 31.9% in fiscal year 2010. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

During fiscal year 2006, we began sourcing a significant portion of our private branded product line directly from factories in China. All of such purchases are denominated in U.S. dollars. We have been increasing the amount of products and services sold under TESSCO’s private labels. While sales of these directly sourced products and services represented only 11% of our total sales in fiscal year 2010, we believe that this direct sourcing initiative has allowed us to realize lower costs of goods sold on sales of these products, after accounting for additional supply chain costs and lead times. We also believe that these cost savings have allowed us to be more competitive in the market.

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

As total revenues and gross profits from larger customer and vendor relationships increase, we occasionally experience and expect to continue to experience, pricing pressures that may adversely affect future results. We are currently experiencing pricing pressures from our large tier-one carrier, AT&T Mobility, and as discussed elsewhere, future business with this customer is at risk. In an effort to mitigate the overall effect of these pressures and to meet these consistent challenges, we are focused on our continuing efforts to grow revenues and gross profits from other customer and vendor relationships.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2011	2010	2009
Cash flow provided by operating activities	$12,038,100	$14,811,000	$15,155,800
Cash flow used in investing activities	(7,694,200)	(5,440,100)	(4,538,400)
Cash flow used in financing activities	(3,824,400)	(2,312,000)	(12,103,800)
Net increase (decrease) in cash and cash equivalents	$519,500	$7,058,900	$(1,486,400)

In fiscal year 2011, our cash inflow from operating activities was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), as well as an increase in trade accounts payable, partially offset by an increase in trade accounts receivables and a decrease in accrued payroll, benefits and taxes. The increase in trade accounts payable is largely due to the timing and credit terms of inventory receipts. The increase in trade accounts receivable is primarily due to the timing of sales and collections, as well as the fact that we have granted extended payment terms to certain large customers. The decrease in accrued payroll, benefits and taxes is primarily due to the decline in bonuses accrued for fiscal year 2011 as compared to 2010.

Cash flows used in investing activities were largely comprised of capital expenditures, which primarily consisted of investments in information technology as well as leasehold improvements and furniture and fixtures for our leased office space in Hunt Valley, Maryland.  In addition to investments in capital expenditures, cash flow used in investing activities was also impacted by cash earn-out payments under our acquisition agreement with TerraWave Solutions, Ltd. and GigaWave Technologies, Ltd. On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. During fiscal year 2011, approximately $2.9 million in earn-out payments were made, based on the achievement of certain earnings thresholds during the final year of the four-year earn-out period under the acquisition agreement. The total purchase price of the acquisition, including earn-out payments, was approximately $13.1 million.

Cash flows used in financing activities were primarily related to cash dividends paid to shareholders and repurchases of treasury stock purchases and stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation. During fiscal year 2011, we purchased 2,300 shares of our outstanding common stock pursuant to our stock buyback program, compared with 36,195 shares purchased in fiscal year 2010. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2011, a total of 3,505,187 shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. The Board of Directors has authorized the purchase of up to 3,593,350 shares in the aggregate, and therefore, 88,163 shares remained available to be purchased as of the end of fiscal year 2011. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units. For fiscal years 2011 and 2010 this totaled $1,536,900 and $126,500, respectively.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, which until the loan was recently modified as described below, was scheduled for June 30, 2011. The note bears interest at a floating rate of LIBOR plus 1.75% until June 30, 2011, whereupon the modified terms, as described below, take effect. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $3.0 million as of March 27, 2011.

On October 1, 2005, we entered into a receive variable/pay fixed interest rate swap on a total notional amount of $4.2 million with Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) to avoid the risks associated with fluctuating interest rates on our existing term bank loan discussed above, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swap provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.

On May 20, 2011, but effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank, to extend maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that, commencing July 1, 2011, the note will bear interest at a floating rate of LIBOR plus 2.00%.

We are also party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association), with interest payable monthly and any principal balance outstanding, at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 27, 2011, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above.

This revolving credit facility has been amended several times since its inception and now allows for repurchase by us from inception of up to $25.0 million of our common stock, and allows for the payment of up to $5.0 million of dividends in any 12 month period. As of March 27, 2011, we had the ability to repurchase approximately $11.3 million in additional shares of our common stock without violating this covenant. The financial covenants associated with this credit facility and the related term loan have also been modified. See Note 7 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 27, 2011 for additional information regarding this credit facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders. Accordingly, the amendments to the Credit Agreement also have the effect of amending the financial covenants applicable to the Term Loan.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 27, 2011, the principal balance of this term loan was approximately $207,800.

We are also party to a note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At March 27, 2011, the principal balance of this note was approximately $110,400.

Working capital (current assets less current liabilities) increased to $51.8 million as of March 27, 2011, from $46.8 million as of March 28, 2010, primarily due to the increase in accounts receivable partially offset by increased accounts payable. Shareholders' equity increased to $78.9 million as of March 27, 2011, from $69.6 million as of March 28, 2010, primarily due to increased retained earnings due to fiscal year 2011 net income and net increases in additional paid-in-capital.

We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of March 27, 2011, we do not have any material capital expenditure commitments.

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

Capital expenditures totaled $3.1 million and $3.4 million in fiscal years 2010 and 2009, respectively.  In both fiscal years, capital expenditures primarily related to investments in information technology.

During fiscal year 2010, we purchased 36,195 shares of our outstanding common stock pursuant to our stock buyback program, compared with 255,231 shares purchased in fiscal year 2009.

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

Because a large portion of our sales transactions meets the conditions set forth in the Financial Accounting Standards Board (“FASB”) standard on revenue recognition, we recognize revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) our price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay us, and such obligation is not contingent on their resale of the product, 3) the buyer’s obligation to us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet includes goodwill of approximately $11.7 million (all related to our network infrastructure segment) and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

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

We account for income taxes under the FASB standard on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 27, 2011, we had total net unrecognized tax benefits of approximately $502,600, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

In December 2010, the FASB issued updated accounting guidance related to the goodwill impairment test which requires all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The standard is effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the standard in the fourth quarter of fiscal year 2011. The adoption of the standard update did not have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	March 27, 2011	March 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,178,200	$7,658,700
Trade accounts receivable, net of allowance for doubtful accounts of $1,616,500 and $1,516,600, respectively	65,708,700	60,675,000
Product inventory	45,709,800	44,991,500
Deferred tax assets	5,004,500	4,615,000
Prepaid expenses and other current assets	1,668,900	1,597,000
Total current assets	126,270,100	119,537,200

Property and equipment, net	21,148,100	20,679,900
Goodwill, net	11,684,700	9,017,700
Other long-term assets	2,057,700	2,111,900
Total assets	$161,160,600	$151,346,700
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$62,913,000	$59,548,900
Payroll, benefits and taxes	7,342,500	8,974,200
Income and sales tax liabilities	2,539,300	2,528,000
Accrued expenses and other current liabilities	1,278,400	1,312,900
Revolving line of credit	--	--
Current portion of long-term debt	359,100	380,000
Total current liabilities	74,432,300	72,744,000

Deferred tax liabilities	3,407,900	3,650,800
Long-term debt, net of current portion	2,959,100	3,328,000
Other long-term liabilities	1,481,200	1,978,700
Total liabilities	82,280,500	81,701,500

Commitment and Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock, $0.01 par value, 15,000,000 shares authorized 12,623,144 shares issued and 7,464,945 shares outstanding as of March 27, 2011, and 12,282,045 shares issued and 7,231,878 shares outstanding as of March 28, 2010	84,100	81,500
Additional paid-in capital	40,668,100	36,937,700
Treasury stock, at cost, 5,158,199 shares outstanding as of March 27, 2011 and 5,050,167 shares outstanding as of March 28, 2010, respectively	(44,388,400)	(42,819,400)
Retained earnings	82,540,900	75,543,000
Accumulated other comprehensive loss, net of tax	(24,600)	(97,600)
Total shareholders’ equity	78,880,100	69,645,200
Total liabilities and shareholders' equity	$161,160,600	$151,346,700

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009

Revenues	$605,219,200	$522,031,500	$483,007,200
Cost of goods sold	471,938,600	398,706,300	361,155,000
Gross profit	133,280,600	123,325,200	121,852,200
Selling, general and administrative expenses	117,305,100	108,269,000	110,656,400
Income from operations	15,975,500	15,056,200	11,195,800
Interest, net	420,600	318,300	664,300
Income before provision for income taxes	15,554,900	14,737,900	10,531,500
Provision for income taxes	5,536,700	5,599,100	4,203,500
Net income	$10,018,200	$9,138,800	$6,328,000

Basic earnings per share	$1.33	$1.24	$0.84
Diluted earnings per share	$1.27	$1.19	$0.82
Cash dividends declared per common share	$0.40	$0.20	$--

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
	Common Stock		Additional			Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Comprehensive Income (Loss)	Shareholders’ Equity
Balance at March 30, 2008	7,760,968	$78,200	$32,087,400	$(33,454,300)	$61,552,900	$(112,600)	--	$60,151,600
Proceeds from issuance of stock	69,880	400	399,300	--	--	--	--	399,700
Treasury stock purchases	(989,346)	--	--	(8,701,400)	--	--	--	(8,701,400)
Non-cash stock compensation expense	243,916	1,500	1,829,100	--	--	--	--	1,830,600
Excess tax benefit from stock-based compensation	--	--	187,900	--	--	--	--	187,900
Comprehensive Income:
Net income	--	--	--	--	6,328,000	--	6,328,000
Other comprehensive loss, net of tax	--	--	--	--	--	(30,200)	(30,200)
Total comprehensive income							6,297,800	6,297,800
Balance at March 29, 2009	7,085,418	80,100	34,503,700	(42,155,700)	67,880,900	(142,800)		60,166,200
Proceeds from issuance of stock	39,794	300	434,900	--	--	--	--	435,200
Treasury stock purchases	(57,627)	--	--	(663,700)	--	--	--	(663,700)
Non-cash stock compensation expense	164,293	1,100	2,161,500	--	--	--	--	2,162,600
Excess tax loss from stock-based compensation	--	--	(162,400)	--	--	--	--	(162,400)
Cash dividends paid	--	--	--	--	(1,476,700)	--	--	(1,476,700)
Comprehensive Income:
Net income	--	--	--	--	9,138,800	--	9,138,800
Other comprehensive loss, net of tax	--	--	--	--	--	45,200	45,200
Total comprehensive income							9,184,000	9,184,000
Balance at March 28, 2010	7,231,878	81,500	36,937,700	(42,819,400)	75,543,000	(97,600)		69,645,200
Proceeds from issuance of stock	80,436	800	706,600	--	--	--	--	707,400
Treasury stock purchases	(108,032)	--	--	(1,569,000)	--	--	--	(1,569,000)
Non-cash stock compensation expense	260,663	1,800	2,272,200	--	--	--	--	2,274,000
Excess tax benefit from stock-based compensation	--	--	751,600	--	--	--	--	751,600
Cash dividends paid	--	--	--	--	(3,020,300)	--	--	(3,020,300)
Comprehensive Income:
Net income	--	--	--	--	10,018,200	--	10,018,200
Other comprehensive income, net of tax	--	--	--	--	--	73,000	73,000
Total comprehensive income							10,091,200	10,091,200
Balance at March 27, 2011	7,464,945	$84,100	$40,668,100	$(44,388,400)	$82,540,900	$(24,600)		$78,880,100

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 27, 2011	March 28, 2010	March 29, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,018,200	$9,138,800	$6,328,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,445,200	4,116,300	4,218,300
Gain on the sale of property and equipment	--	--	(157,600)
Non-cash stock compensation expense	2,274,000	2,162,600	1,830,600
Deferred income taxes and other	(1,073,900)	2,165,300	(681,900)
Change in trade accounts receivable	(5,033,700)	(16,073,700)	11,097,300
Change in product inventory	(718,300)	(8,451,100)	12,516,900
Change in prepaid expenses and other current assets	(71,900)	629,800	44,900
Change in trade accounts payable	3,549,100	18,982,300	(22,883,400)
Change in payroll, benefits and taxes	(1,631,700)	2,479,800	3,480,000
Change in income and sales tax liabilities	11,300	(380,400)	(1,066,200)
Change in accrued expenses and other current liabilities	269,800	41,300	428,900
Net cash provided by operating activities	12,038,100	14,811,000	15,155,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,842,200)	(3,058,100)	(3,449,400)
Proceeds from sale of property and equipment	--	--	220,000
Additional earn-out payments on acquired businesses	(2,852,000)	(2,382,000)	(1,309,000)
Net cash used in investing activities	(7,694,200)	(5,440,100)	(4,538,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from revolving line of credit	--	--	(3,353,500)
Payments on long-term debt	(389,800)	(385,200)	(359,900)
Proceeds from debt issuance	--	250,000	--
Proceeds from issuance of stock	403,100	122,200	123,100
Cash dividends paid	(3,020,300)	(1,476,700)	--
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(1,569,000)	(484,900)	(8,701,400)
Payments of debt issue costs	--	(175,000)	--
Excess tax benefit (loss) from stock-based compensation	751,600	(162,400)	187,900
Net cash used in financing activities	(3,824,400)	(2,312,000)	(12,103,800)
Net increase (decrease) in cash and cash equivalents	519,500	7,058,900	(1,486,400)
CASH AND CASH EQUIVALENTS, beginning of period	7,658,700	599,800	2,086,200

CASH AND CASH EQUIVALENTS, end of period	$8,178,200	$7,658,700	$599,800

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1. Organization

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO or the Company), architects better product and value chain solutions, at lower costs, to support the construction, operation and use of mobility and data wireless systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 97% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars, with the remainder in Canadian Dollars.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. The fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 contained 52 weeks.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At fiscal year end 2011 and 2010, the Company has a reserve for excess and/or obsolete inventory of $4,183,200 and $3,461,700, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method. Intangible assets other than goodwill are recorded within other long-term assets in the Company’s Consolidated Balance Sheets. The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimates the present value of the reporting unit’s future cash flows. Key assumptions used to determine the present value of a reporting unit’s future cash flows in fiscal year 2011 include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company’s weighted average cost of capital adjusted for risks associated with our operations. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

The indefinite lived intangible asset impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. These estimates of discounted cash flows will likely change over time as impairment tests are performed. Estimates of fair value are also adversely affected by increases in interest rates and the applicable discount rate. Based on the Company’s impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2011, 2010 or 2009.

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

Because the Company’s sales transactions meet the conditions set forth in the FASB standard on revenue recognition, it recognizes revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) the price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay, and is not contingent on their resale of the product, 3) the buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from the Company, 5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because the Company’s normal terms and conditions of sale are consistent with conditions 1-5 above, and the Company is able to perform condition 6, it makes a reasonable estimate of product returns in sales transactions and accrues a sales return reserve based on this estimate.

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company has several relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total revenues for fiscal years 2011, 2010 and 2009.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2011, 2010 and 2009.

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

Finance Charges

Finance charges are included in Revenues in the Consolidated Statements of Income and totaled $735,600, $634,500, and $615,700 for fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $15,044,100, $12,398,500, and $13,801,900 for fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, respectively.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog, generally one year or less). Direct catalog production costs included in prepaid and other assets had a zero balance at both March 27, 2011 and March 28, 2010 as the Company did not produce a catalog in either fiscal year 2010 or 2011. Total advertising and marketing expense was $807,400, $1,932,200 and $2,787,300 for fiscal years 2011, 2010 and 2009, respectively.

Stock Compensation Awards Granted to Team Members

The Company records stock compensation awards in accordance with the FASB standard regarding stock compensation and share-based payments, which requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting based on service to the Company to be amortized by an accelerated method rather than the straight-line method.

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

In accordance with the FASB standard on accounting for uncertainty in income tax, the Company recognizes a provision for tax uncertainties in its financial statements. See Note 12 for further discussion of the standard and its impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued updated accounting guidance related to the goodwill impairment test which requires all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The standard is effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the standard in the fourth quarter of fiscal year 2011. The adoption of the standard update did not have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Impact of Accounting Changes

In June 2008, the FASB issued a new standard addressing how entities account for participating securities. The standard provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method under the accounting standards and related interpretations. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Restricted stock of the Company of 112,500 and 135,000 shares as of March 27, 2011 and March 28, 2010, respectively, are considered participating securities since the award contains a non-forfeitable right to dividends irrespective of whether the stock ultimately vests. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, the Company retrospectively adjusted earnings per share data to conform to the provisions of the standard. Accordingly, the Company adopted the standard effective March 30, 2009 and computed earnings per share using the two-class method for all periods presented. The standard reduced full fiscal year 2009 diluted earnings per split adjusted common share by $0.02. See Note 14 for additional disclosures.

Note 3. Stock Split Effected in the Form of a Dividend

On May 26, 2010, the Company issued a stock dividend in order to effect a three-for-two-stock split of the Company’s common stock. All share and earnings per share numbers prior to the May 26, 2010 split have been retroactively restated to reflect the stock dividend for all periods presented. The number of authorized shares of common stock remains at 15 million. The reference from time to time herein to “split adjusted” is for the convenience of the reader; and the absence in some places of such reference should not be construed to mean such numbers or values are not “split adjusted,” unless noted as such.

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

In fiscal year 2011, the Company increased the amount of goodwill by $2,667,000, corresponding to additional earn-outs based on achievement of certain earnings thresholds in accordance with the terms of the acquisition agreement. The fourth and final earn-out payment of $2,852,000, representing $2,667,000 plus an additional $185,000 accrued during fiscal year 2010, was paid in June 2010 for the earn-out period of May 2009 through April 2010. In accordance with the acquisition agreement, this payment was net of $375,000, representing one quarter of the $1.5 million non-refundable prepayment made against future earn-out payments. As of March 27, 2011, $9,232,400 has been recorded as goodwill relating to this acquisition.

Notes to Consolidated Financial Statements (Continued)

Note 5. Property and Equipment

All of the Company’s property and equipment is located in the United States. Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2011	2010

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	16,483,500	15,485,400
Information technology equipment and computer software	19,446,900	17,481,300
Furniture, telephone system, equipment and tooling	6,559,100	5,539,600
	47,230,300	43,247,100
Less accumulated depreciation and amortization	(26,082,200)	(22,567,200)
Property and equipment, net	$21,148,100	$20,679,900

Depreciation of property and equipment was $4,337,700, $3,896,500 and $3,998,500 for fiscal years 2011, 2010 and 2009, respectively.

Unamortized capitalized computer software as of March 27, 2011 and March 28, 2010 was $2,912,400 and $2,769,200, respectively. Depreciation of capitalized computer software was $1,460,300, $1,041,900 and $881,700 for fiscal years 2011, 2010 and 2009, respectively.

Note 6. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 27, 2011 and March 28, 2010 are summarized as follows:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$696,100	$618,800	$696,100	$574,300
Covenants not to compete	377,600	292,400	377,600	229,400
Other	878,500	878,500	878,500	878,500
	1,952,200	1,789,700	1,952,200	1,682,200
Unamortized intangible assets:
Trademarks	850,000	--	850,000	--

Total other intangible assets	$2,802,200	$1,789,700	$2,802,200	$1,682,200

Amortization expense relating to other intangible assets was $107,500 for fiscal year 2011, $219,800 for fiscal year 2010 and $219,800 for fiscal year 2009. At March 27, 2011, amortizable intangible assets have an average remaining life of 1.9 years. Estimated amortization expense for current intangible assets for the next five years is as follows:

Fiscal year:
2012	$97,300
2013	53,000
2014	12,200
2015	--
2016	--
$162,500

Notes to Consolidated Financial Statements (Continued)

Note 6. Goodwill and Other Intangible Assets (Continued)

All of the Company’s goodwill is recorded in its Network Infrastructure segment. The changes in the carrying amount of goodwill for the years ended March 27, 2011 and March 28, 2010 are as follows:

Net Carrying Amount
Balance at March 29, 2009	$6,550,700
Current year acquisitions	--
Earn-outs on acquisitions	2,467,000
Balance at March 28, 2010	9,017,700
Current year acquisitions	--
Earn-outs on acquisitions	2,667,000
Balance at March 27, 2011	$11,684,700

Note 7. Borrowings Under Revolving Credit Facility

On May 31, 2007, pursuant to a Credit Agreement, the Company established a revolving credit facility with both Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank. The facility is unsecured and provides for monthly payments of interest accruing at a LIBOR rate plus an applicable margin. The terms of the revolving credit facility require the Company to meet certain financial covenants and ratios and contain other limitations, including certain restrictions on dividend payments. Borrowing availability under the facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. Initially, the maximum borrowing amount under the facility was $50.0 million and it had a term expiring in May 2010.

On June 30, 2008, the Company entered into a First Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) to amend a negative covenant included in the Credit Agreement to increase the amount of common stock permitted to be repurchased by the Company (beginning on the inception date of the Credit Agreement) from $10 million to $15 million, during the term of the credit facility.

On December 3, 2008, the Company entered into a Second Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) pursuant to which the Credit Agreement was again amended. The Second Modification Agreement amended a negative covenant in the Credit Agreement by increasing from $15.0 million to $25.0 million the amount of stock permitted to be repurchased over the term of the revolving credit facility. In addition, the Second Modification Agreement positively adjusted on a going forward basis certain other of the financial covenants applicable to the Company under the Credit Agreement, to adjust the definitions of “cash flow” and “tangible net worth” and to afford the Company limited relief from dividend restrictions. This limited relief allowed for the payment of up to $2.0 million annually in dividends on Company stock, provided that the Company otherwise remains in compliance with the terms of the Credit Agreement.

On July 23, 2009, the Company entered into a Third Modification Agreement, dated as of July 22, 2009 with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) amending both the Credit Agreement and related promissory note for the unsecured revolving credit facility. Pursuant to and in connection with the Third Modification Agreement, the maximum available principal amount under the facility was reduced to $35 million from $50 million, and the term of the facility, as so modified, was extended to May 31, 2012. The Third Modification Agreement also provided for the modification of certain of the several financial covenants applicable to the borrowers on a going forward basis, including the “tangible net worth” and “maximum funded debt to EBITDA” covenants. In addition, the amount of allowable dividend payments was increased from $2.0 million to $2.5 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

On April 28, 2010, the Company and its primary operating subsidiaries, as borrowers, executed and delivered a Fourth Modification Agreement (the “Fourth Amendment”) with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) further amending the Credit Agreement for the revolving credit facility.  Pursuant to the Fourth Amendment, the amount of dividend payments allowed to be made by the Company under the credit facility was increased from $2.5 million to $5.0 million in any 12 month period, assuming continued compliance by the Company with the otherwise applicable terms of the Credit Agreement. Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company’s existing Term Loan with the same lenders. Accordingly, the amendments to the Credit Agreement also have the effect of amending the financial covenants applicable to the Term Loan.

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings Under Revolving Credit Facility (Continued)

The facility provides for monthly payments of interest accruing at a LIBOR rate plus an applicable margin ranging from 2.25% to 3.25%.The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 2.57%, 2.46% and 3.27% for fiscal years 2011, 2010 and 2009, respectively. Interest expense on this revolving credit facility for fiscal years 2011, 2010 and 2009 totaled $136,300, $22,200 and $264,000, respectively. Average borrowings under this revolving credit facility totaled $5,312,700, $899,200 and $7,956,800 and maximum borrowings totaled $18,954,800, $9,695,600 and $19,458,100, for fiscal years 2011, 2010 and 2009, respectively.

At March 27, 2011 and March 28, 2010, the Company had a zero balance on its revolving credit facility.

The Company was in compliance with the terms and financial covenants applicable to each of the revolving credit facility and term loan facility at the end of fiscal years 2011, 2010 and 2009.

Note 8. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at the initial maturity date, June 30, 2011. The note currently bears interest at a floating rate of LIBOR plus 1.75%. On May 20, 2011, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, effective July 1, 2011, to extend the maturity date to July 1, 2016. The other key provisions of the loan remain the same, except that the interest rate will adjust to LIBOR plus 2.00%.  Because of the agreed maturity date extenstion, this term loan has been recorded on the Company's Consolidated Balance Sheet as long-term debt, except for the principal payments due in the next twelve months. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 7), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at March 27, 2011 and March 28, 2010 was $3,000,000 and $3,225,000, respectively. The weighted average interest rate on borrowings under this note was 2.53%, 2.06% and 3.85% for fiscal years 2011, 2010 and 2009, respectively. Interest expense under this note was $64,200, $60,000 and $147,900 for fiscal years 2011, 2010 and 2009, respectively.

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total original notional amount of $4.2 million with Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) to avoid the risks associated with fluctuating interest rates on the term loan, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swaps’ provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income (loss), has been, or is anticipated to be reclassified into earnings. The fair value of this interest rate swap, net of tax, at March 27, 2011 and March 28, 2010 was an unrealized loss of $(24,600) and $(97,600), respectively, and is included in current liabilities and accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets.

At March 27, 2011 and March 28, 2010, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $110,400 and $253,900, respectively. The note is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note bears interest at 3.00% per annum. Interest expense under this note was $6,000, $10,200 and $14,600 for fiscal years 2011, 2010 and 2009, respectively. The note is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

Notes to Consolidated Financial Statements (Continued)

Note 8. Long-Term Debt (Continued)

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At March 27, 2011 and March 28, 2010, the principal balance of this term loan was $207,800 and $229,100, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $4,000 and $4,400 for fiscal years 2011 and 2010, respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 27, 2011, and after accounting for the term loan extension discussed above, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2012	$359,100
2013	249,200
2014	249,700
2015	250,100
2016	250,700
Thereafter	1,959,400
$3,318,200

Note 9. Commitments and Contingencies

The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2011, 2010 and 2009 totaled $2,789,100, $2,762,800 and $2,631,600, respectively.

The Company entered into an Agreement of Lease, dated November 3, 2003, under which the Company leases office space where the Company’s sales, marketing and administrative offices are located. The Agreement of Lease provided for a term beginning June 1, 2004 and expiring May 31, 2007. On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provided for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease. The Company entered into a Second Amendment of Agreement of Lease, dated May 1, 2007, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease. On February 15, 2011, the Company entered into a Third Amendment to Agreement of Lease, which among other things, provided for a five year extension, until December 31, 2017, of the lease term provided for under the Agreement of Lease. Under the terms of the Third Amendment, the Company also increased its leased space by approximately 3,843 square feet for a total of approximately 97,392 square feet of rentable area. The base rental rate ranges from $141,900 to $169,400 per month at the close of the extended term.

On June 1, 2007, the Company entered into a Lease under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, for a term beginning July 1, 2007 and expiring July 31, 2011. On February 28, 2011, the Company entered into an extension of a Lease, which among other things, provided for a three year extension, from August 1, 2011 to July 31, 2014 of the lease term provided for under the Lease. Under the terms of the extension of the Lease, the Company has the ongoing annual option to terminate the Lease. The monthly rental fee ranges from $27,500 to $33,000 throughout the lease term.

Notes to Consolidated Financial Statements (Continued)

Note 9. Commitments and Contingencies (Continued)

The Company’s minimum future obligations as of March 27, 2011 under existing operating leases are as follows:

Fiscal year:
2012	$2,495,800
2013	1,944,600
2014	1,803,400
2015	1,857,200
2016	1,903,900
Thereafter	3,469,000
$13,473,900

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

Note 10. Business Segments

The Company evaluates revenue, gross profit and inventory in three business segments: (1) Network infrastructure products are used to build, repair and upgrade wireless telecommunications, computing and Internet networks. Products include towers, site hardware, enclosures, cable, connectors, jumpers, base station antennas, power systems, grounding, base station radios, bi-directional amplifiers, wireless broadband radios, wireless networking gear, wireless local area network (WLAN) products, and security and surveillance products. Our network infrastructure service offering includes connector installation, custom jumper assembly, filter product tuning, site kitting, logistics integration, application engineering network design and wireless network training. Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, hands-free kits, mobile amplifiers, power supplies, Bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards as well as two-way radios and related accessories. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including providing private label Internet sites, complement our mobile devices and accessory product offering. Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians. Within the mobile devices and accessories line of business, the Company sells to both commercial and consumer markets. The network infrastructure and installation, test and maintenance lines of business sell primarily to commercial markets. The Company also regularly reviews its results of operations in three commercial customer categories and the consumer customer category, as described further below:

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

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. All goodwill and intangible assets at March 27, 2011 and March 28, 2010 have been allocated to the Network Infrastructure segment. Product delivery revenues and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable. The Company’s largest customer relationship, AT&T Mobility, accounted for approximately 26%, 30% and 22% of total revenues in fiscal years 2011, 2010 and 2009, respectively. Purchases from this customer primarily consist of mobile devices and accessories.

Notes to Consolidated Financial Statements (Continued)
Note 10. Business Segments (Continued)

Segment activity for fiscal years 2011, 2010 and 2009 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 27, 2011
Commercial revenues:
Public carriers and network operators	$65,965	$2,410	$18,240	$86,615
Resellers	89,154	298,317	8,000	395,471
SMUs and governments	72,176	16,179	21,356	109,711
Total commercial revenues	227,295	316,906	47,596	591,797
Consumer revenues	--	13,422	--	13,422
Total revenues	$227,295	$330,328	$47,596	$605,219

Commercial gross profit:
Public carriers and network operators	$15,754	$608	$3,503	$19,865
Resellers	24,608	52,299	2,124	79,031
SMUs and governments	19,899	4,173	5,607	29,679
Total commercial gross profit	60,261	57,080	11,234	128,575
Consumer gross profit	--	4,706	--	4,706
Total gross profit	$60,261	$61,786	$11,234	$133,281

Selling, general and administrative expenses				117,305
Income from operations				15,976
Interest expense, net				421
Income before provision for income taxes				15,555
Provisions for income taxes				5,537
Net income				$10,018

Product inventory	$22,518	$20,244	$2,948	$45,710

Year ended March 28, 2010
Commercial revenues:
Public carriers and network operators	$52,731	$2,178	$10,655	$65,564
Resellers	70,631	257,191	7,078	334,900
SMUs and governments	56,665	14,451	36,152	107,268
Total commercial revenues	180,027	273,820	53,885	507,732
Consumer revenues	--	14,300	--	14,300
Total revenues	$180,027	$288,120	$53,885	$522,032

Commercial gross profit:
Public carriers and network operators	$12,442	$563	$2,554	$15,559
Resellers	19,589	54,000	1,699	75,288
SMUs and governments	15,639	4,121	8,162	27,922
Total commercial gross profit	47,670	58,684	12,415	118,769
Consumer gross profit	--	4,556	--	4,556
Total gross profit	$47,670	$63,240	$12,415	$123,325

Selling, general and administrative expenses				108,269
Income from operations				15,056
Interest expense, net				318
Income before provision for income taxes				14,738
Provisions for income taxes				5,599
Net income				$9,139

Product inventory	$19,897	$22,523	$2,572	$44,992

Notes to Consolidated Financial Statements (Continued)

Note 10. Business Segments (Continued)

	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Year ended March 29, 2009
Commercial revenues:
Public carriers and network operators	$46,591	$2,094	$12,874	$61,559
Resellers	72,952	205,867	9,476	288,295
SMUs and governments	53,445	14,334	54,173	121,952
Total commercial revenues	172,988	222,295	76,523	471,806
Consumer revenues	--	11,201	--	11,201
Total revenues	$172,988	$233,496	$76,523	$483,007

Commercial gross profit:
Public carriers and network operators	$11,912	$596	$2,973	$15,481
Resellers	20,583	47,573	2,466	70,622
SMUs governments	14,861	4,564	12,445	31,870
Total commercial gross profit	47,356	52,733	17,884	117,973
Consumer gross profit	--	3,879	--	3,879
Total gross profit	$47,356	$56,612	$17,884	$121,852

Selling, general and administrative expenses				110,656
Income from operations				11,196
Interest expense, net				664
Income before provision for income taxes				10,532
Provisions for income taxes				4,204
Net income				$6,328

Product inventory	$18,854	$14,316	$3,370	$36,540

Note 11. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of March 27, 2011, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of March 27, 2011, the Company had purchased 3,505,187 shares for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased, 2,300 shares were repurchased in fiscal year 2011 at an average price of $13.96 per share, 36,195 shares were repurchased in fiscal year 2010 at an average price of $9.91 per share and 255,232 shares were repurchased in fiscal year 2009 at an average price of $8.07 per share. The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock options and restricted stock awards. For fiscal year 2011 and 2010 this totaled $1,569,000 and $126,500, respectively.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2011	2010	2009

Statutory federal rate	34.4%	34.2%	34.0%
State taxes, net of federal benefit	2.1	1.4	2.8
Non-deductible expenses	1.0	1.1	1.6
Other	(1.9)	1.3	1.5
Effective rate	35.6%	38.0%	39.9%

The provision for income taxes was comprised of the following:

		2011	2010	2009

Federal:	Current	$5,493,000	$4,216,700	$3,386,600
	Deferred	(581,400)	914,000	255,700
State:	Current	676,100	395,900	571,200
	Deferred	(51,000)	72,500	(10,000)
Provision for income taxes		$5,536,700	$5,599,100	$4,203,500

Total deferred tax assets and deferred tax liabilities as of March 27, 2011 and March 28, 2010, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Accrued expenses and reserves	$3,697,700	$3,399,300
Stock based compensation	1,306,800	1,215,700
	$5,004,500	$4,615,000
Deferred tax liabilities:
Depreciation	$2,255,900	$2,300,400
Other assets	1,152,000	1,350,400
	$3,407,900	$3,650,800

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 27, 2011 or March 28, 2010.

As of March 27, 2011, the gross amount of unrecognized tax benefits was $723,300 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $502,600. The remaining $220,700 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions. As of March 28, 2010, the Company had gross unrecognized tax benefits of $1,001,600 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $793,200. The remaining $208,400 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions. The Company does not expect any material changes in unrecognized tax benefits over the next 12 months.

Notes to Consolidated Financial Statements (Continued)

Note 12. Income Taxes (Continued)

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2011 was $59,000 and the total amount included in the unrecognized tax benefits liability was $203,100. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2010 was $81,100 and the total amount included in the unrecognized tax benefits liability was $220,100. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2009 was $80,000, and the total amount included in the unrecognized tax benefits liability was $145,600.

A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts is as follows:

	2011	2010	2009
Beginning balance of unrecognized tax benefit	$1,001,600	$792,000	$266,400
Increases related to prior period tax positions	176,700	65,800	28,400
Increases related to current period tax positions	--	219,600	497,200
Reductions as a result of a lapse in the applicable statute of limitations	(455,000)	--	--
Reductions as a result of settlements	--	(75,800)	--
Ending balance of unrecognized tax benefits	$723,300	$1,001,600	$792,000

The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2007 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2008 through 2010 remain open to examination by U.S. federal, state and local tax authorities.

Note 13. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $610,000, $333,700 and $414,100 during fiscal years 2011, 2010 and 2009, respectively. As of March 27, 2011 plan assets included 132,257 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. This plan is funded through a life insurance policy for which the Company is the sole beneficiary. The cash surrender value of the life insurance policy and the net present value of the benefit obligation of approximately $956,300 and $765,200, respectively, as of March 27, 2011 and $880,600 and $700,600, respectively, as of March 28, 2010 are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Continued)

Note 14. Earnings Per Share (Continued)

The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, except per share amounts	2011	2010	2009
Earnings per share – Basic:
Net earnings	$10,018	$9,139	$6,328
Less: Distributed and undistributed earnings allocated to nonvested stock	(180)	(196)	(152)
Earnings available to common shareholders – Basic	$9,838	$8,943	$6,176

Weighted average common shares outstanding – Basic	7,394	7,199	7,325

Earnings per common share – Basic	$1.33	$1.24	$0.84

Earnings per share – Diluted:
Net earnings	$10,018	$9,139	$6,328
Less: Distributed and undistributed earnings allocated to nonvested stock	(174)	(189)	(147)
Earnings available to common shareholders – Diluted	$9,844	$8,950	$6,181

Weighted average common shares outstanding – Basic	7,394	7,199	7,325
Effect of dilutive options	362	341	208
Weighted average common shares outstanding – Diluted	7,756	7,540	7,533

Earnings per common share – Diluted	$1.27	$1.19	$0.82

As of March 27, 2011, stock options with respect to 135,000 shares of common stock were outstanding. There were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. As of March 28, 2010, stock options with respect to 180,000 shares of common stock were outstanding. There were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. As of March 29, 2009, stock options with respect to 202,500 shares of common stock were outstanding. Stock options in respect of 112,500 shares (of the 202,500 aggregate number of shares covered by outstanding options), were antidilutive and therefore were not included in the computation of dilutive earnings per share.  The remaining stock options, Performance Stock Units and Restricted Stock then outstanding were dilutive and therefore included in the computation of dilutive earnings per share.

Note 15. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 include $2,274,000, $2,162,600 and $1,830,600, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 includes $809,500, $821,800 and $730,600, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

Notes to Consolidated Financial Statements (Continued)

Note 15. Stock-Based Compensation (Continued)

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 24, 2008, the Company’s shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 225,000 shares, from 2,638,125 to an aggregate of 2,863,125 shares of the Company's common stock. As of March 27, 2011, 137,608 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2011 fiscal year end, on May 1, 2011, based on fiscal year 2011 results, 142,699 shares related to Performance Stock Units (PSUs) were cancelled, and as a result, those shares were made available for future grants. In addition, 15,000 shares related to Restricted Stock Award granted to various non-executive employees have been cancelled as certain participants are no longer employed by the Company, and as a result, those shares were also made available for future grants. Also in April 2011, additional PSUs and restricted stock awards were issued, providing recipients with the opportunity to earn up to 255,000 and 36,000 additional shares, respectively, of the Company’s common stock in the aggregate. Accordingly, on May 1, 2011, an aggregate of 4,303 shares were available for issue pursuant to future awards under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units and other performance awards. On July 24, 2008, the Company’s shareholders also approved an amendment to extend the date through which awards may be granted under the 1994 Plan from July 22, 2009 to July 22, 2014. No additional awards can be made under the 1994 Plan after July 22, 2014, without shareholder approval of an extension of the plan term. Options, restricted stock and PSU awards have been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

Performance Stock Units: Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants. Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit Award Program under the 1994 Plan. Under the program, PSUs have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with the FASB standard on stock compensation, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures. The Company estimated the forfeiture rate primarily based on historical experience and expectations of future forfeitures. The Company’s calculated estimated forfeiture rate is less than 1%.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted-Average Fair Value at Grant
Outstanding, non-vested beginning of period	679,627	$6.75	539,241	$8.07	658,546	$11.19
Granted	274,500	16.00	396,000	5.85	412,500	7.81
Vested	(238,163)	7.24	(141,794)	8.19	(234,775)	7.04
Forfeited/canceled	(19,875)	9.42	(113,820)	7.81	(297,030)	15.55
Outstanding, non-vested end of period	696,089	$10.15	679,627	$6.75	539,241	$8.07

Notes to Consolidated Financial Statements (Continued)

Note 15. Stock-Based Compensation (Continued)

As of March 27, 2011, there was approximately $1.6 million of total unrecognized compensation costs, net of forfeitures, related to PSUs. These costs are expected to be recognized over a weighted average period of 1.4 years.  Total fair value of shares vested during fiscal years 2011, 2010 and 2009 was $3,639,100, $833,700 and $1,601,700, respectively.

Of the outstanding PSUs covering 696,089 non-vested shares as of March 27, 2011, PSUs covering 142,699 shares were cancelled in May 2011, based on fiscal year 2011 activity. These PSUs were cancelled primarily because fiscal year 2011 earnings per share performance of the Company did not reach the target performance set forth in the PSU grants, but also because individual performance targets for certain non-director employee participants did not fully reach the target performance set forth in the PSU grants for fiscal year 2011. The remaining 553,390 shares have been earned based on past performance, but not yet vested as of March 27, 2011. Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest and be paid on or about May 1 of 2011, 2012, 2013 and 2014, as follows:

Number of Shares
2011	197,490
2012	197,490
2013	126,570
2014	31,840
553,390

Subsequent to the Company’s 2011 fiscal year end, on April 25, 2011, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 255,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2012. These PSUs have only one measurement year (fiscal year 2012), with any shares earned at the end of fiscal year 2012 to vest 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the participant remains employed by the Company on each such date. In addition, the Compensation Committee, with the concurrence of the full Board of Directors, also granted restricted stock awards to the non-employee directors of the Company, providing them with the opportunity to have issued to them at a later date, upon vesting, up to 6,000 shares each, or up to 36,000 additional shares of the Company’s common stock in the aggregate. Restricted stock awards are subject to time vesting but not performance vesting. These restricted stock awards will vest 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Stock Options: In accordance with the FASB standard on stock compensation, the fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date.

The value of each option at the date of grant is amortized as compensation expense over the option service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	180,000	$5.26
Granted	--	--
Exercised	(45,000)	5.72
Cancelled	--	--
Outstanding, end of year	135,000	$5.11	1.42	$895,100
Exercisable, end of year	135,000	$5.11	1.42	$895,100

Notes to Consolidated Financial Statements (Continued)

Note 15. Stock-Based Compensation (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 27, 2011. This amount changes based on the fair market value of the Company’s common stock.

There were no options granted during fiscal years 2011, 2010 and 2009. The total intrinsic value of options exercised during fiscal years 2011 and 2010 was $299,300 and $72,300. No options were exercised during fiscal year 2009.

As of March 27, 2011, there was no unrecognized compensation costs related to stock options.

Restricted Stock: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. On both March 27, 2011 and March 28, 2010, 22,500 shares of restricted stock were released and vested. As of March 27, 2011, there were 112,500 unvested shares and approximately $1.2 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately five years.

Also in fiscal year 2011, restricted stock awards providing for the future issuance of up to 22,500 shares, were issued to various non-executive employees. These shares vest and will be issued on the last day of fiscal year 2014, provided the employees are still employed by the Company on that date. The weighted average fair value for these shares at the grant date was $16.13. As of March 27, 2011, there was approximately $0.1 million of total unrecognized compensation costs, net of forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years. To the extent the forfeiture rates are different from what is anticipated, stock-based compensation related to the restricted awards will be different from the Company’s expectations. Subsequent to the Company’s 2011 fiscal year end, two of the non-executive employees are no longer employed by the Company and thus 15,000 shares have been cancelled and made available for future grants under the 1994 Plan.

As discussed above, subsequent to the Company’s 2011 fiscal year end, on April 25, 2011, the Company granted an aggregate of 36,000 restricted stock awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. The shares vest and will be issued 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the participant remains employed by or associated with the Company on each such date.

Team Member Stock Purchase Plan: During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. The Company's expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with the FASB standard on employee share purchase plans. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009 related to the FASB standard were $51,200, $42,100 and $42,400, respectively. During the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009, 16,662, 21,319 and 23,308 shares were sold to employees under this plan, having a weighted average market value of $8.95, $5.73 and $5.28, respectively.

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

•	Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at March 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap agreement, net of tax	$(24,600)	$--	$(24,600)	$--
Total liabilities at fair value	$(24,600)	$--	$(24,600)	$--

	Balance at March 28, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap agreement, net of tax	$(97,600)	$--	$(97,600)	$--
Total liabilities at fair value	$(97,600)	$--	$(97,600)	$--

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of March 27, 2011 and March 28, 2010 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of March 27, 2011 and March 28, 2010 is estimated as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$3,000,000	$2,979,600	$3,225,000	$3,121,000
Note payable to the Maryland Economic Development Corporation	$110,400	$109,400	$253,900	$248,100
Note payable to Baltimore County	$207,800	$185,400	$229,100	$201,900

Notes to Consolidated Financial Statements (Continued)

Note 17. Supplemental Cash Flow Information

Cash paid for income taxes, net of refunds, for fiscal years 2011, 2010 and 2009 totaled $5,183,700, $3,940,000 and $4,635,300, respectively. Cash paid for interest during fiscal years 2011, 2010 and 2009 totaled $427,700, $375,100 and $666,300, respectively. No interest was capitalized during fiscal years 2011, 2010 or 2009.

Note 18. Concentration of Risk

Sales to customers and purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, the Company has more formal agreements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice and they typically contain no obligation to make purchases from TESSCO. In the event a significant customer decides to make its purchases from another source, experiences a significant change in demand internally or from its own customer base, becomes financially unstable, or is acquired by another company, the Company’s ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on its financial position and results of operations.

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2011, 2010 and 2009, sales of products purchased from the Company's top ten vendors accounted for 40%, 40% and 41% of total revenues, respectively. In fiscal year 2011, sales of product purchased from the Company’s largest vendor, Otter Products, accounted for approximately 13% of total revenues. In fiscal year 2010, the Company did not have any vendors that accounted for 10% of more of its total revenues. In fiscal year 2009, sales of product purchased from the Company’s then largest vendor, Motorola Inc., accounted for approximately 11% of total revenues. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or the loss of one or more of certain ongoing affinity relationships. For fiscal years 2011, 2010 and 2009, sales of products to the Company's top ten customer relationships accounted for 36%, 40% and 31% of total revenues, respectively. In fiscal years 2011, 2010 and 2009, sales to the Company’s largest customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories, accounted for approximately 26%, 30% and 22% of total revenues, respectively.

During the second half of fiscal year 2011, the Company experienced lower purchasing volumes and significant pricing pressure from its large tier-one carrier, AT&T Mobility, and the Company expects this trend to continue. In addition, based on recent communications from AT&T Mobility, the Company also faces planned business model changes from them. As a result of the lower volumes and pricing pressure, gross margins declined in the third quarter, impacting the Company's net profits. These factors will continue to put pressure on the Company's net profits, and the planned business model changes put the Company’s current and future business with this customer at risk. As previously stated, the nature of the Company's business is that its relationships with most customers and suppliers, including AT&T Mobility, typically contain no ongoing purchase or sale obligations and are terminable by either party upon relatively short notice.

Note 19. Shareholder Rights Plan

        On February 1, 2008, the Board of Directors of the Company unanimously adopted a shareholder rights plan. In connection with the Rights Agreement, dated as of February 1, 2008, by and between the Company and Mellon Investor Services, LLC, as Rights Agent, one preferred stock purchase right was issued for each outstanding share of common stock of the Company to stockholders of record as of February 11, 2008. Each of the rights entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value, $.01, at a price of $65.00, subject to certain adjustments. The rights, however, would not become exercisable unless and until, among other things and subject to certain exceptions, any person acquires 20 percent or more of the outstanding common stock of the Company. If triggered, each right would entitle the holder (other than the person who acquired 20 percent or more of the outstanding common stock) to purchase common stock of the Company having a market value equal to twice the exercise price of a right. The rights were not triggered and were set to expire on February 11, 2011.

Notes to Consolidated Financial Statements (Continued)

On April 26, 2010 the Company terminated its Shareholder Rights Plan by entering into a First Amendment to the Rights Agreement (the “Amendment”), dated as of February 1, 2008, between the Company and Mellon Investor Services LLC, as Rights Agent (collectively the “Rights Agreement”).  The Amendment accelerates the Final Expiration Date of the Company’s Series A Junior Preferred Stock Purchase Rights (the “Rights”) from February 11, 2011 to April 26, 2010 (“the Final Expiration Date”). As a result of the Amendment, (i) the rights to purchase the Rights pursuant to the Rights Agreement expired at 5:00 p.m. on the Final Expiration Date and there no longer will be a Right associated with each outstanding share of the Company’s common stock after the Final Expiration Date, (ii) the Rights Agreement will expire on the Final Expiration Date, and (iii) no person will have any rights pursuant to the Rights Agreement.

Note 20. Subsequent Events

Following a review by the Board of its corporate governance process and arrangements to ensure that they continue to serve the interests of the Company’s shareholders for developing long-term value, the Board of Directors, on April 25, 2011, approved an amendment and restatement of the Company’s By-Laws to provide that in an uncontested election, if a nominee to the Company’s Board does not receive a majority of the votes cast in his or her election, such nominee shall, within ten business days after the certification of the election results, submit to the Board a letter of resignation for consideration by the Nominating and Governance Committee.  The Nominating and Governance Committee shall then assess the appropriateness of the continued service of such nominee and recommend to the Board the action to be taken on such tendered resignation.  The Board will determine what action to take within ninety days after the date of the certification of election results. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Company's Six Amended and Restated By-Laws which are incorporated herein by reference as Exhibit 3.2.4 to this Annual Report on Form 10-K.

On April 27, 2011, the Company declared a quarterly cash dividend of ten cents ($0.10) per share of common stock, par value $0.01 per share, of the Company, payable on May 25, 2011, to shareholders of record as of May 11, 2011. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

On May 20, 2011, the Company entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank, effective July 1, 2011, to extend the maturity date of the Company's term loan from June 30, 2011 to July 1, 2016. The key provisions of the loan otherwise remain the same except that, commencing July 1, 2011, the term loan will bear interest at a floating rate of LIBOR plus 2.00%. As a result of the agreed extension of the maturity date, this term loan has been recorded on the Company's Consolidated Balance Sheet as long-term debt, except for the principal payments due in the next twelve months. See Note 8 for additional disclosure.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

    We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 27, 2011 and March 28, 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 27, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 27, 2011 and March 28, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 27, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESCCO Technologies Incorporated's internal control over financial reporting as of March 27, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Baltimore, Maryland
May 24, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 27, 2011.

The effectiveness of our internal control over financial reporting as of March 27, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

    We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TESSCO Technologies Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, TESSCO Technologies Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 27, 2011, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 27, 2011 and March 28, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 27, 2011 of TESSCO Technologies Incorporated and subsidiaries and our report dated May 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Baltimore, Maryland
May 24, 2011

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

    Consolidated Balance Sheets as of March 27, 2011 and March 28, 2010
Consolidated Statements of Income for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009
Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009
Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2011, March 28, 2010, and March 29, 2009
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

3.1.1
Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on September 29, 1993 (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

3.1.2
Certificate of Retirement of the Registrant filed with the Secretary of State of Delaware on January 13, 1994 (incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

3.1.3
Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on July 20, 1994 (incorporated by reference to Exhibit 3.1.3 to the Company's Registration Statement on Form S-1 (No. 33-81834)).

3.1.4
Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on September 6, 1996 (incorporated by reference to Exhibit 3.1.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1997).

3.1.5
Certificate of Correction filed with the Secretary of State of Delaware on February 7, 2007 to Certificate of Amendment to Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on September 6, 1996 (incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 7, 2007).

3.1.6
Certificate of Designation of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 1, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2008).

3.1.7
Certificate of Elimination of Series A Junior Participating Preferred Stock of the Company, dated as of April 26, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2010).

3.2.1
Fifth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2011).

3.2.2
Sixth Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2011).

4.1.1
Rights Agreement, dated as of February 1, 2008, between the Company and Mellon Investor Services, LLC, as rights agent (which includes the Form of Rights Certificate as Exhibit B) (incorporated by reference to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 1, 2008).

4.1.2
First Amendment to Rights Agreement, dated as of April 26, 2010, between the Company and Mellon Investor Services, LLC, as rights agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2010).

10.1.1
Employment Agreement, dated August 31, 2006 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2006).

10.1.2
Amendment No. 1 to Employment Agreement, dated December 31, 2008 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.1.3
Amendment No. 2 to Employment Agreement, dated May 7, 2010 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2010).

10.2.1	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.3.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.4.1
TESSCO Technologies Incorporated Second Amended and Restated 1994 Stock and Incentive Plan, dated as of July 24, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008).

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

10.5.1
Stock Repurchase Agreement, dated as of July 1, 2008, between the Registrant and Brightpoint, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008).

10.6.1
Agreement of Lease By and Between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003).

10.6.2
Third Amendment to Agreement of Lease By and Between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2011).

10.7.1
Credit Agreement dated June 30, 2004, by and among the Registrant and affiliates, and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), SunTrust Bank and the lenders party thereto from time to time (Term Loan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10.7.2
Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006 by and among the Registrant, various affiliates of the Registrant and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2006).

10.7.3
Second Amendment, dated as of May 31, 2007, by and among the Registrant, various affiliates of the Registrant and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10.7.4	Third Amendment, dated as of May 20, 2011, by and among the Registrant, various affiliates of the Registrant and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (filed herewith).
10.7.5
Term Note of Registrant and affiliates dated June 30, 2004, payable to Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank (Term Loan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10.7.6
Guaranty Agreement dated June 30, 2004, of TESSCO Incorporated, to and for the benefit of Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as agent (Term Loan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2004).

10.7.7
Credit Agreement, dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10.7.8
First Modification Agreement, made effective as of June 30, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2008).

10.7.9
Second Modification Agreement, made effective as of November 26, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2008).

10.7.10
Third Modification Agreement, made effective July 22, 2009, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2009).

10.7.11
Fourth Modification Agreement, made effective April 28, 2010, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.7.7 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 2010).

10.7.12	Fifth Modification Agreement, made effective May 20, 2011, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (filed herewith).
10.7.13
Revolving Credit Note of Registrant and its primary operating subsidiaries, dated as of May 31, 2007, payable to SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10.8.1
Asset Purchase Agreement, dated as of April 5, 2006, by and among TerraWave Solutions, Ltd., Gigawave Solutions, Ltd. and TESSCO Incorporated and GW Services Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2006).

10.9.1
Supplemental Executive Retirement Plan, between the Company and Robert B. Barnhill, Jr., (originally filed as Exhibit C to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)) (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 2010).

10.9.2
Amendment No. 1 to Supplemental Executive Retirement Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 2010).

10.10.1
Form of Severance and Restrictive Covenant Agreement, dated February 9, 2009, and entered into between the Company and each of Gerald T. Garland, Douglas A. Rein, Said Tofighi and David M. Young (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 2010).

11.1.1	Statement re: Computation of Per Share Earnings (filed herewith).
21.1.1	Subsidiaries of the Registrant (filed herewith).
23.1.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer (filed herewith).
32.2.1	Section 1350 Certification of David M. Young, Chief Financial Officer (filed herewith).

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2011	2010	2009
Allowance for doubtful accounts:
Balance, beginning of period	$1,516,600	$1,874,700	$1,200,700
Provision for bad debts	1,050,500	743,500	1,593,600
Write-offs and other adjustments	(950,600)	(1,101,600)	(919,600)
Balance, end of period	$1,616,500	$1,516,600	$1,874,700

	2011	2010	2009
Inventory Reserve:
Balance, beginning of period	$3,461,700	$2,681,100	$2,655,600
Inventory reserve expense	4,759,000	2,634,900	1,983,800
Write-offs and other adjustments	(4,037,500)	(1,854,300)	(1,958,300)
Balance, end of period	$4,183,200	$3,461,700	$2,681,100

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President May 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 24, 2011
Robert B. Barnhill, Jr.
/s/ David M. Young	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	May 24, 2011
David M. Young
/s/ Jay G. Baitler	Director	May 24, 2011
Jay G. Baitler
/s/ John D. Beletic	Director	May 24, 2011
John D. Beletic
/s/ Benn R. Konsynski	Director	May 24, 2011
Benn R. Konsynski
/s/ Daniel Okrent	Director	May 24, 2011
Daniel Okrent
/s/ Dennis J. Shaughnessy	Director	May 24, 2011
Dennis J. Shaughnessy
/s/ Morton F. Zifferer	Director	May 24, 2011
Morton F. Zifferer