Form 10-Q
period 2011-08-05
TESSCO TECHNOLOGIES INC
filed 2011-08-05
CIK 927355

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2011 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑           No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of August 1, 2011, was 7,749,930.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	June 26, 2011	March 27, 2011
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$3,893,500	$8,178,200
Trade accounts receivable, net	83,375,500	65,708,700
Product inventory, net	51,457,100	45,709,800
Deferred tax assets	5,004,500	5,004,500
Prepaid expenses and other current assets	1,721,200	1,668,900
Total current assets	145,451,800	126,270,100

Property and equipment, net	20,389,500	21,148,100
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,012,100	2,057,700
Total assets	$179,538,100	$161,160,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$74,904,000	$62,913,000
Payroll, benefits and taxes	8,464,000	7,342,500
Income and sales tax liabilities	3,189,800	2,539,300
Accrued expenses and other current liabilities	1,134,000	1,278,400
Current portion of long-term debt	322,600	359,100
Total current liabilities	88,014,400	74,432,300

Deferred tax liabilities	3,407,900	3,407,900
Long-term debt, net of current portion	2,895,000	2,959,100
Other long-term liabilities	1,757,700	1,481,200
Total liabilities	96,075,000	82,280,500

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock	86,300	84,100
Additional paid-in capital	41,891,500	40,668,100
Treasury stock	(44,851,600)	(44,388,400)
Retained earnings	86,340,000	82,540,900
Accumulated other comprehensive loss, net of tax	(3,100)	(24,600)
Total shareholders’ equity	83,463,100	78,880,100
Total liabilities and shareholders’ equity	$179,538,100	$161,160,600

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income

	Three Months Ended
	June 26, 2011	June 27, 2010

Revenues	$163,515,000	$141,952,600
Cost of goods sold	126,314,600	109,602,800
Gross profit	37,200,400	32,349,800
Selling, general and administrative expenses	29,675,100	28,911,700
Income from operations	7,525,300	3,438,100
Interest, net	105,500	77,800
Income before provision for income taxes	7,419,800	3,360,300
Provision for income taxes	2,845,600	1,290,800
Net income	$4,574,200	$2,069,500
Basic earnings per share	$0.59	$0.27
Diluted earnings per share	$0.57	$0.26

Cash dividends declared per common share	$0.10	$0.10

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 26, 2011	June 27, 2010
Cash flows from operating activities:
Net income	$4,574,200	$2,069,500
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,173,000	1,013,600
Non-cash stock-based compensation expense	821,300	557,200
Deferred income taxes and other	319,300	(392,700)
Change in trade accounts receivable	(17,666,800)	(5,653,300)
Change in product inventory	(5,747,300)	(7,898,800)
Change in prepaid expenses and other current assets	(52,300)	(1,392,000)
Change in trade accounts payable	11,991,000	14,700,900
Change in payroll, benefits and taxes	1,121,500	(3,614,800)
Change in income and sales tax liabilities	584,000	127,700
Change in accrued expenses and other current liabilities	(76,900)	80,400
Net cash used in operating activities	(2,959,000)	(402,300)

Cash flows from investing activities:
Purchases of property and equipment	(390,100)	(1,204,700)
Net cash used in investing activities	(390,100)	(1,204,700)

Cash flows from financing activities:
Payments on long-term debt	(100,600)	(133,200)
Cash used for issuance of stock split	--	(3,400)
Cash dividends paid	(775,100)	(754,200)
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(463,200)	(1,200,400)
Excess tax benefit from stock-based compensation	403,300	751,600
Net cash used in financing activities	(935,600)	(1,339,600)

Net decrease in cash and cash equivalents	(4,284,700)	(2,946,600)

Cash and cash equivalents, beginning of period	8,178,200	7,658,700

Cash and cash equivalents, end of period	$3,893,500	$4,712,100

See accompanying notes.

TESSCO Technologies Incorporated
Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), architects and delivers innovative product and value chain solutions to support wireless systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 97% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars.

In management’s opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim consolidated financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

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

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the three months ended June 26, 2011 and June 27, 2010 includes $821,300 and $557,200, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $336,800 and $751,600, primarily related to the PSUs which vested during the three months ended June 26, 2011 and June 27, 2010, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal year 2012:

	Three Months Ended June 26, 2011	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	696,089	$10.15
Granted	255,000	10.89
Vested	(201,546)	8.20
Forfeited/cancelled	(149,699)	15.55
Shares available for issue under outstanding PSUs, non-vested end of period	599,844	$9.77

Of the 599,844 shares available for issuance under outstanding PSUs, but not yet vested as of June 26, 2011, 351,844 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, these shares will vest and be issued ratably on or about May 1 of 2012, 2013 and 2014.

The PSUs cancelled during fiscal year 2012 primarily related to the fiscal year 2011 grant of PSUs, which had a 1-year measurement period (fiscal year 2011). Of the PSUs cancelled, PSUs covering 138,871 shares were cancelled because the applicable fiscal 2011 performance targets were not fully satisfied. In addition, 3,828 non-vested shares related to the fiscal year 2010 grant of PSUs were forfeited and 7,000 shares related to the fiscal year 2012 grant of PSUs (further discussed below) were cancelled due to a participant no longer being employed by the Company. Per the provisions of the Second Amended and Restated 1994 Stock and Incentive Plan (the “1994 Plan”), the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal year 2012, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key employees, providing them with the opportunity to earn up to 255,000 additional shares of the Company’s common stock in the aggregate (of which 7,000 PSUs have since been cancelled due to a participant no longer being employed by the Company), depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance. These PSUs have only one measurement year (fiscal year 2012), with any shares earned at the end of fiscal year 2012 to vest and be issued ratably on or about May 1 of each of 2012, 2013, 2014 and 2015, provided that the respective participants remain employed by the Company on each such date.

If the maximum number of PSUs granted (net of known cancellations) in fiscal year 2012 is assumed to be earned, total unrecognized compensation costs, on these and all other earned but unvested PSU’s would be approximately $2.3 million, net of estimated forfeitures, as of June 26, 2011 and would be expensed through fiscal year 2015. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of June 26, 2011, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the three months ended June 26, 2011:
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$5.11
Granted	--	--
Exercised	--	--
Cancelled	--	--
Outstanding and exercisable, end of period	135,000	5.11

Restricted Stock: In fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. As of June 26, 2011, 112,500 shares remained unvested, and there was no activity related to these restricted shares during the first three months of fiscal year 2012. As of June 26, 2011, there was approximately $1.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately five years.

Also in fiscal year 2011, restricted stock unit awards providing for the future issuance of up to 22,500 shares in the aggregate, were made to three non-executive employees. These shares vest and will be issued on the last day of fiscal year 2014, provided the employee is still employed by the Company on that date. The weighted average fair value for these shares at the award date was $16.13. Two of the non-executive employees are no longer employed by the Company as of June 26, 2011, and thus 15,000 shares, which had been the subject of the award, have been cancelled and made available for future grants under the 1994 Plan.  As of June 26, 2011, there was approximately $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

On April 25, 2011, the Company granted an aggregate of 36,000 restricted stock awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. The shares vest and will be issued 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of June 26, 2011, there was approximately $0.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of this restricted stock award.

To the extent the actual forfeiture rates are different from what is estimated, stock-based compensation related to the restricted awards will be different from the Company’s expectations.

Note 4. Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet:

	Balance at June 26, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Interest rate swap agreement, net of tax	$(3,050)	$--	$(3,050)	$--
Total liabilities at fair value	$(3,050)	$--	$(3,050)	$--

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap agreement on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company’s existing term loan, which until July 1, 2011 bore interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locks the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011, and upon expiration on that date, was not extended as part of the May 20, 2011 extension of the term loan. As such, no amount of the loss on the agreement, currently recorded in other comprehensive income (loss), has been, or is anticipated to be reclassified into earnings. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized because the interest rate swap’s provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt. The Company’s fair value of its interest rate swap is derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company’s derivatives trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 26, 2011 and March 27, 2011 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of June 26, 2011 and March 27, 2011 is estimated as follows:

	June 26, 2011		March 27, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$2,943,800	$2,638,400	$3,000,000	$2,979,600
Note payable to the Maryland Economic Development Corporation	$73,800	$73,500	$110,400	$109,400
Note payable to Baltimore County	$200,000	$179,700	$207,800	$185,400

Note 5. Long-Term Debt

The Company has an existing term loan with a bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at June 30, 2011. Through June 30, 2011, the note bore interest at a floating rate of LIBOR plus 1.75%. On May 20, 2011, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, effective July 1, 2011, to extend the maturity date to July 1, 2016. The other key provisions of the loan remain the same, except that the interest rate adjusted as of July 1, 2011 to LIBOR plus 2.00%. Because of the agreed maturity date extension, this term loan has been recorded on the Company’s Consolidated Balance Sheet as long-term debt, except for the principal payments due in the next twelve months. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at June 26, 2011 and March 27, 2011 was $2,943,800 and $3,000,000, respectively.

Note 6. Income Taxes

As of June 26, 2011, the Company has a gross amount of unrecognized tax benefits of $772,600 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $535,900. The remaining $236,700 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions.

A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts is as follows:

Beginning balance at March 27, 2011 of unrecognized tax benefit	$723,300
Increases related to prior period tax positions	28,600
Increases related to current period tax positions	20,700
Ending balance at June 26, 2011 of unrecognized tax benefits	$772,600

Note 7. Earnings Per Share

The Company calculates earnings per share considering the FASB standard regarding accounting for participating securities, which requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share is computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, except per share amounts	Three Months Ended
	June 26, 2011	June 27, 2010
Earnings per share – Basic:
Net earnings	$4,574	$2,070
Less: Distributed and undistributed earnings allocated to nonvested stock	(67)	(37)
Earnings available to common shareholders – Basic	$4,507	$2,033

Weighted average common shares outstanding – Basic	7,579	7,587

Earnings per common share – Basic	$0.59	$0.27

Earnings per share – Diluted:
Net earnings	$4,574	$2,070
Less: Distributed and undistributed earnings allocated to nonvested stock	(65)	(36)
Earnings available to common shareholders – Diluted	$4,509	$2,034

Weighted average common shares outstanding – Basic	7,579	7,587
Effect of dilutive options	293	372
Weighted average common shares outstanding – Diluted	7,872	7,959

Earnings per common share – Diluted	$0.57	$0.26

Anti-dilutive equity awards not included above	--	--

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

*
Commercial Public Carriers and Network Operators. Public carriers and network operators include systems operators that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers.

*
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

*
Commercial Self-Maintained Users and Governments. Self-maintained user (SMU) and government customers include commercial entities such as major utilities and transportation companies, federal agencies and state and local governments.

*	Consumers. Consumers include customers that buy through any of our affinity partner relationships or directly from our consumer website, YourWirelessSource.comTM.

The Company measures segment performance based on segment gross profit. The segment operations develop their product offering, pricing and strategies, which are collaborative with one another and the centralized sales and marketing function. Therefore, the Company does not segregate assets, other than inventory, for internal reporting, evaluating performance or allocating capital. In addition, the Company has allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at June 26, 2011 relates to acquisitions within its network infrastructure line of business. Product delivery revenue and certain cost of sales expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, as applicable.

Segment activity for the first quarter of fiscal years 2012 and 2011 is as follows:

(Amounts in thousands)	Network Infrastructure	Mobile Devices and Accessories	Installation, Test and Maintenance	Total
Three months ended June 26, 2011
Commercial revenues:
Public carriers and network operators	$12,926	$876	$4,477	$18,279
Resellers	22,152	86,300	1,841	110,293
SMUs and governments	23,032	4,404	3,987	31,423
Total commercial revenues	58,110	91,580	10,305	159,995
Consumer revenues	--	3,520	--	3,520
Total revenues	$58,110	$95,100	$10,305	$163,515

Commercial gross profit:
Public carriers and network operators	$3,241	$218	$948	$4,407
Resellers	6,585	14,716	528	21,829
SMUs and governments	7,353	1,165	1,015	9,533
Total commercial gross profit	17,179	16,099	2,491	35,769
Consumer gross profit	--	1,431	--	1,431
Total gross profit	$17,179	$17,530	$2,491	$37,200

Selling, general and administrative expenses				29,675
Income from operations				7,525
Interest, net				105
Income before provision for income taxes				7,420
Provision for income taxes				2,846
Net income				$4,574

Product inventory	$25,472	$22,537	$3,448	$51,457

Three months ended June 27, 2010
Commercial revenues:
Public carriers and network operators	$17,603	$483	$3,624	$21,710
Resellers	20,777	67,997	1,907	90,681
SMUs and governments	16,342	4,779	4,670	25,791
Total commercial revenues	54,722	73,259	10,201	138,182
Consumer revenues	--	3,771	--	3,771
Total revenues	$54,722	$77,030	$10,201	$141,953

Commercial gross profit:
Public carriers and network operators	$3,963	$134	$801	$4,898
Resellers	5,679	12,780	468	18,927
SMUs and governments	4,455	1,254	1,515	7,224
Total commercial gross profit	14,097	14,168	2,784	31,049
Consumer gross profit	--	1,301	--	1,301
Total gross profit	$14,097	$15,469	$2,784	$32,350

Selling, general and administrative expenses				28,912
Income from operations				3,438
Interest, net				78
Income before provision for income taxes				3,360
Provision for income taxes				1,291
Net income				$2,069

Product inventory	$26,914	$23,049	$2,927	$52,890

Note 9. Comprehensive Income

The components of total comprehensive income were as follows:

	Three Months Ended
	June 26, 2011	June 27, 2010

Net Income	$4,574,200	$2,069,500
Change in value of interest rate swap, net of tax	21,500	17,500
Total comprehensive income	$4,595,700	$2,087,000

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of June 26, 2011, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of June 26, 2011, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, 2,300 shares were repurchased in fiscal year 2011 for approximately $32,100, and none were purchased in the first three months of fiscal year 2012. As of June 26, 2011, 88,163 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended June 26, 2011 and June 27, 2010 the allocated value of the shares withheld totaled $463,200 and $1,200,400, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For both the fiscal quarters ended June 26, 2011 and June 27, 2010, sales of products to the Company’s top customer relationship, AT&T Mobility (“AT&T”), accounted for 28% of total revenue. For the fiscal quarter ended June 26, 2011, aside from AT&T, no customer accounted for more than 6% of total consolidated revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

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

Our first quarter revenues increased by 15.2% compared to the first quarter of fiscal year 2011. This increase was driven by growth in all our commercial lines of business. In both the first quarters of fiscal year 2012 and 2011, AT&T Mobility (“AT&T”), our largest customer, accounted for 28% of total revenues. No other customer accounted for more than 6% of total consolidated revenues during the first quarter of fiscal year 2012. Our first quarter gross profits increased by 15.0% compared to the first quarter of the prior fiscal year, driven by growth in our network infrastructure and mobile devices and accessories commercial and consumer lines of business, partially offset by a decline in our installation, test and maintenance commercial line of business. Selling, general and administrative expenses increased by 2.6% over the prior year quarter, primarily related to a significant increase in our pay for performance reward accruals as a result of very strong first quarter results during the fiscal year 2012, offset by decreases in compensation and benefits, and freight out expenses. Consequently, net income increased by 121.0% and diluted earnings per share grew by 119.2% over the prior-year quarter.

In January 2011, we reported that our largest customer was assessing cost reduction business model changes that could affect our supply chain relationship.  Earlier this month, this customer indicated to us that the current business model will stay in place at least into the beginning of our next fiscal year and that additional business will flow through TESSCO in the meantime. Consequently, we currently expect an increase in revenues and an accompanying decrease in gross profit margin with this customer. We expect a gradual increase in orders to us from this customer in our second fiscal quarter, with larger increases expected to follow in our third quarter.  This customer also indicated that, over time, it expects to continue to explore business model changes in an ongoing effort to lower total costs. The prospect for future business model changes by this customer puts our business with them at risk.

Moreover, and notwithstanding our current expectation based upon the indications received from our largest customer, it should be noted that this supply chain relationship, like those with most of our other customers and suppliers, contains no ongoing purchase or sale obligations and is terminable by either party upon relatively short notice.  Absent this supply chain relationship, we could, however, maintain the ability to sell our proprietary products to this customer.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. The nature of our business is that, from time to time, we experience the loss and changes in the business habits of significant customer and vendor relationships and may continue to do so in the future. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 380 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following table summarizes the unaudited results of our operations for the three months ended June 26, 2011 and June 27, 2010:

	Three Months Ended
(Amounts in thousands, except per share data)	June 26, 2011	June 27, 2010	$ Change	% Change
Commercial Revenues
Network Infrastructure:
Public Carriers and Network Operators	$12,926	$17,603	$(4,677)	(26.6%)
Resellers	22,152	20,777	1,375	6.6%
SMUs and Governments	23,032	16,342	6,690	40.9%
Total Network Infrastructure	58,110	54,722	3,388	6.2%
Mobile Devices and Accessories:
Public Carriers and Network Operators	876	483	393	81.4%
Resellers	86,300	67,997	18,303	26.9%
SMUs and Governments	4,404	4,779	(375)	(7.8%)
Total Mobile Devices and Accessories	91,580	73,259	18,321	25.0%
Installation, Test and Maintenance:
Public Carriers and Network Operators	4,477	3,624	853	23.5%
Resellers	1,841	1,907	(66)	(3.5%)
SMUs and Governments	3,987	4,670	(683)	(14.6%)
Total Installation, Test and Maintenance	10,305	10,201	104	1.0%
Total Commercial Revenues	159,995	138,182	21,813	15.8%
Consumer Revenues - Mobile Devices and Accessories	3,520	3,771	(251)	(6.7%)
Total Revenues	$163,515	$141,953	$21,562	15.2%

Commercial Gross Profit
Network Infrastructure:
Public Carriers and Network Operators	$3,241	$3,963	$(722)	(18.2%)
Resellers	6,585	5,679	906	16.0%
SMUs and Governments	7,353	4,455	2,898	65.1%
Total Network Infrastructure	17,179	14,097	3,082	21.9%
Mobile Devices and Accessories:
Public Carriers and Network Operators	218	134	84	62.7%
Resellers	14,716	12,780	1,936	15.1%
SMUs and Governments	1,165	1,254	(89)	(7.1%)
Total Mobile Devices and Accessories	16,099	14,168	1,931	13.6%
Installation, Test and Maintenance:
Public Carriers and Network Operators	948	801	147	18.4%
Resellers	528	468	60	12.8%
SMUs and Governments	1,015	1,515	(500)	(33.0%)
Total Installation, Test and Maintenance	2,491	2,784	(293)	(10.5%)
Total Commercial Gross Profit	35,769	31,049	4,720	15.2%
Consumer Gross Profit - Mobile Devices and Accessories	1,431	1,301	130	10.0%
Total Gross Profit	37,200	32,350	4,850	15.0%
Selling, general and administrative expenses	29,675	28,912	763	2.6%
Income from operations	7,525	3,438	4,087	118.9%
Interest expense, net	105	78	27	34.6%
Income before provision for income taxes	7,420	3,360	4,060	120.8%
Provision for income taxes	2,846	1,291	1,555	120.4%
Net income	$4,574	$2,069	$2,505	121.0%
Diluted earnings per share	$0.57	$0.26	$0.31	119.2%

First Quarter of Fiscal Year 2012 Compared with First Quarter of Fiscal Year 2011

Revenues. Revenues for the first quarter of fiscal year 2012 increased 15.2% as compared with the first quarter of fiscal year 2011, primarily due to a 15.8% increase in commercial revenues, partially offset by a 6.7% decrease in consumer revenues. Revenues increased in all three of our lines of business.

Network infrastructure revenues increased 6.2% as compared with the first quarter of fiscal year 2011, primarily as a result of higher sales of antennas, WLAN and broadband equipment, partially offset by a decrease in sales of radio frequency propagation and site support products.

Revenues in the mobile devices and accessories line of business increased 23.5% in the first quarter of fiscal year 2012, as compared with the same period last year. The increase was due to a 25.0% increase in commercial revenues, partially offset by a 6.7% decrease in consumer revenues. The increase in commercial revenues for mobile devices and accessories, which are sold primarily to resellers, was due to increased sales to smaller resellers and users, and by a 18.6% increase in sales to our large national tier-one carrier, AT&T. Sales of mobile devices and accessories to public carriers and network operators and resellers also increased, but were partially offset by a decline in sales to SMUs and government agencies.

Revenues from our installation, test and maintenance line of business increased 1.0% from the corresponding prior-year quarter, primarily due to an increase in sales of test equipment, mostly offset by a decline in sales of repair parts related to our previous repair components relationship with Nokia. As discussed in prior reports, Nokia terminated our arrangement effective September 30, 2010. Accordingly, revenues and gross profits from this relationship ceased.  Sales of tools and supply products also decreased from the prior year first quarter.

Gross Profit. Gross profit for the first quarter of fiscal year 2012 increased 15.0% as compared with the first quarter of fiscal year 2011. Total commercial gross profit increased 15.2%, and consumer gross profit increased 10.0%. Gross profit margin remained flat compared to same period last year. Gross profit margin in our network infrastructure segment increased from 25.8% in the first quarter of fiscal year 2011 to 29.6% in the first quarter of fiscal year 2012. This increase in gross profit margin was largely a result of changes in product and customer mix, including a larger portion of proprietary sales during this quarter. Gross profit margin in our mobile devices and accessories segment decreased to 18.4% in the first quarter of this fiscal year from 20.1% in the first quarter of last fiscal year. This decrease was primarily attributable to the commercial gross profit margin in our mobile devices and accessories line of business, which decreased to 17.6% in the first quarter of fiscal year 2012 from 19.3% for the first quarter of fiscal year 2011, principally due to product mix and pricing pressures from our large tier-one carrier, AT&T, as previously discussed, but also due to higher sales to larger customers. Consumer gross profit margin in our mobile devices and accessories line of business increased to 40.7% in the first quarter of this fiscal year from 34.5% for the first quarter of last fiscal year. Gross profit margin in our installation, test and maintenance line of business decreased from 27.3% in the first quarter of fiscal year 2011 to 24.2% in the first quarter of fiscal year 2012, primarily due to changes in product mix. Generally, our gross margins by product within these segments have been sustained, except as noted above, and these variations are related to sales mix within the segment product offerings. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions depends upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. The nature of our business is that, from time to time, we experience the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to do so in the future. Our customer relationships could also be affected by wireless carrier consolidation or the overall global economic environment.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 2.6% in the first quarter of fiscal year 2012 as compared with the first quarter of fiscal year 2011. Selling, general and administrative expenses as a percentage of revenues decreased to 18.1% in the first quarter of fiscal year 2012 from 20.4% in the first quarter of fiscal year 2011 primarily as a result of a significant increase in revenues offset by a less significant increase in selling, general and administrative expenses. The largest factors contributing to the overall increase in total selling, general and administrative expenses were increased pay for performance reward accruals due to very strong results in the first quarter of fiscal year 2012, partially offset by decreased compensation expenses and a decrease in freight costs.

Reward expense (including both cash and equity plans) increased by $2.9 million compared to the first quarter of fiscal year 2011. The significant change is due to very strong results during the first quarter of 2012, as our reward programs are performance based.

Compensation costs decreased approximately $1.0 million, or 8.8%, in the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011. This decrease was primarily related to position consolidations made during the fourth quarter of fiscal year 2011.

Freight expense decreased by approximately $655,900, or 17.5% in the first quarter, despite a 15% growth in sales.  This was a result of more efficient operational flow, plus a higher revenue per pound shipped ratio during this quarter as compared to fiscal year 2011.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $12,000 and $194,300 for the first quarter ended June 26, 2011 and June 27, 2010, respectively. During the first quarter of fiscal year 2012, we experienced lower than normal bad debt expense due mostly to recoveries of amounts previously reserved or written off.

Interest, Net. Net interest expense increased from $77,800 in the first quarter of fiscal year 2011 to $105,500 in the first quarter of fiscal year 2012, primarily due to increased average borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate remained flat at 38.4% in the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011. As a result of the factors discussed above, net income for the first quarter of fiscal year 2012 increased 121.0% and diluted earnings per share increased 119.2% compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operations, investing and financing for the three months ended June 26, 2011 and June 27, 2010.

	Three Months Ended
	June 26, 2011	June 27, 2010
Cash flows used in operating activities	$(2,959,000)	$(402,300)
Cash flows used in investing activities	(390,100)	(1,204,700)
Cash flows used in financing activities	(935,600)	(1,339,600)
Net decrease in cash and cash equivalents	$(4,284,700)	$(2,946,600)

We used $3.0 million of net cash from operating activities in the first three months of fiscal year 2012 compared with $402,300 in the first three months of fiscal year 2011. In the first three months of fiscal year 2012, our cash used in operating activities was primarily driven by a significant increase in trade accounts receivable and inventory, largely offset by a significant increase in accounts payable and net income (net of depreciation and amortization and non-cash stock-based compensation expense). The increase in trade accounts receivable is primarily due to the timing of sales and collections, as well as the fact that we have granted extended payment terms to certain large customers. The increased inventory levels are to support growing sales and to improve our inventory availability for our customers. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts. As noted earlier, we expect to see a gradual increase in orders from our largest customer in our second fiscal quarter with larger increases expected to follow in our third quarter.  These increased orders may require us to purchase and pay for inventory before the sale and collection of funds from this customer, resulting in a negative short-term impact on our cash position.

Capital expenditures of $390,100 in the first three months of fiscal year 2012 were down from expenditures of $1.2 million in the first three months of fiscal year 2011. In both periods, capital expenditures primarily consisted of investments in information technology.

Net cash used in financing activities was $0.9 million in the first three months of fiscal year 2012 compared with a net cash outflow from financing activities of $1.3 million for the first three months of fiscal year 2011. For the first three months of fiscal year 2012, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders, the excess tax benefit from stock-based compensation and purchases of stock from employees and directors for minimum tax withholdings related to equity compensation. For the first three months of fiscal year 2011, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as purchases of stock from employees and directors and payments on long-term debt, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wachovia Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of June 26, 2011, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. This facility currently expires on May 31, 2012.  We intend to refinance and/or extend this agreement before that date.  However, there can be no assurances that we will be able to secure a replacement facility on terms acceptable to us, if at all.

This revolving credit facility has been amended several times since its inception and now allows us to repurchase up to $25.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $5.0 million of dividends in any 12 month period. As of June 26, 2011, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $11.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, which until the loan terms were recently modified as described below, was scheduled for June 30, 2011. The note bore interest at a floating rate of LIBOR plus 1.75% until June 30, 2011, whereupon the modified terms as described below took effect. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.9 million as of June 26, 2011.

On May 20, 2011, but effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.  The swap agreement noted below was not extended beyond June 30, 2011.

On October 1, 2005, we entered into a receive variable/pay fixed interest rate swap agreement on a total notional amount of $4.2 million with Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) to avoid the risks associated with fluctuating interest rates on our existing term bank loan discussed above, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locked the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011 and upon expiration on that date, was not extended. There was no payment due or received at inception of the swap. No hedge ineffectiveness will be recognized as the interest rate swap provisions match the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms match the critical terms of the hedged debt.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At June 26, 2011, the principal balance of this term loan was approximately $200,000.

We are also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At June 26, 2011, the principal balance of this note was approximately $73,800.

We have made quarterly dividend payments to shareholders since the second quarter of fiscal year 2010.  The initial amount of the dividend was $0.067 through the fourth quarter of fiscal year 2010 and we have since made quarterly dividend payments in the amount of $0.10 per share through the first quarter of fiscal year 2012.  On July 19, 2011, we declared a cash dividend in the amount of $0.15 per share of common stock, par value $0.01 per share, of the Company, payable on August 17, 2011 to shareholders of record as of August 3, 2011. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of June 26, 2011, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Contractual Obligations. The following table summarizes our contractual obligations and other commercial commitments at June 26, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1 - 3	Years 4 - 5	5 Years
Long-term debt	$3,217,600	$258,500	$498,900	$500,800	$1,959,400
Revolving credit facility	--	--	--	--	--
Interest payments	295,500	52,200	124,600	101,800	16,900
Operating leases	12,822,700	1,844,600	3,748,000	3,761,100	3,469,000
Other long-term obligations	765,200	--	--	75,000	690,200
Total contractual cash obligations	$17,101,000	$2,155,300	$4,371,500	$4,438,700	$6,135,500

Other long-term obligations include amounts owed under a Supplemental Executive Retirement Plan.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers’, vendors’ and affinity partners’ businesses; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for our ability to fund or pay for the purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our inability to access capital and obtain or retain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. Our current interest rate swap relating to our bank term loan expired on July 1, 2011.  We may choose to enter into a new interest rate swap at a later date if market conditions change, but we have no current plans to do so. Our variable rate debt obligations of approximately $3,000,000 at June 26, 2011, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on June 26, 2011 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U. S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Derivative Instruments:

Other than interest rate swap agreements of the type described above, we have not entered into hedging or derivative instrument arrangements.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2011. Nevertheless, information that we have disclosed or will disclose from time to time in our public filings (including this Quarterly Report on Form 10-Q and other periodic reports filed under the Exchange Act) may provide additional data or information relative to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of June 26, 2011, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the first quarter of fiscal year 2012, the Company did not repurchase any shares of its common stock pursuant to this program. As of June 26, 2011, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of June 26, 2011, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction for approximately $6.4 million. Our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association, limit to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of June 26, 2011, we had the ability to purchase approximately $11.3 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

 Item 6. Exhibits.

(a)	Exhibits:

10.1
Third Amendment, dated as of May 20, 2011, and effective as of July 1, 2011, by and among the Registrant, various affiliates of the Registrant and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to exhibit 10.7.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2011).

10.2
Fifth Modification Agreement, made effective May 20, 2011, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to exhibit 10.7.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2011).

10.3*	Form of Restricted Stock Unit Award.
31.1.1*	Certification of Robert B. Barnhill, Jr., Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2.1*	Certification of David M. Young, Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1.1*	Certification of Robert B. Barnhill, Jr., Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2.1*	Certification of David M. Young, Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	August 5, 2011	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)