Form 10-Q
period 2011-11-02
TESSCO TECHNOLOGIES INC
filed 2011-11-02
CIK 927355

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011 or
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

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 26, 2011, was 7,769,865.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	September 25, 2011	March 27, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,448,300	$8,178,200
Trade accounts receivable, net	71,195,700	65,708,700
Product inventory, net	56,665,700	45,709,800
Deferred tax assets	5,004,500	5,004,500
Prepaid expenses and other current assets	2,122,900	1,668,900
Total current assets	148,437,100	126,270,100

Property and equipment, net	21,314,600	21,148,100
Goodwill, net	11,684,700	11,684,700
Other long-term assets	1,985,400	2,057,700
Total assets	$183,421,800	$161,160,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$75,754,600	$62,913,000
Payroll, benefits and taxes	9,635,100	7,342,500
Income and sales tax liabilities	1,915,000	2,539,300
Accrued expenses and other current liabilities	1,068,100	1,278,400
Current portion of long-term debt	285,800	359,100
Total current liabilities	88,658,600	74,432,300

Deferred tax liabilities	3,407,900	3,407,900
Long-term debt, net of current portion	2,832,900	2,959,100
Other long-term liabilities	1,799,900	1,481,200
Total liabilities	96,699,300	82,280,500

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock	86,700	84,100
Additional paid-in capital	42,963,900	40,668,100
Treasury stock	(45,044,100)	(44,388,400)
Retained earnings	88,716,000	82,540,900
Accumulated other comprehensive loss, net of tax	--	(24,600)
Total shareholders’ equity	86,722,500	78,880,100
Total liabilities and shareholders’ equity	$183,421,800	$161,160,600

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income
	Fiscal Quarters Ended		Six Months Ended

	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Revenues	$148,837,400	$165,026,400	$312,352,400	$306,979,000
Cost of goods sold	114,847,500	128,256,400	241,162,100	237,859,200
Gross profit	33,989,900	36,770,000	71,190,300	69,119,800
Selling, general and administrative expenses	28,159,900	31,203,600	57,835,000	60,115,300
Income from operations	5,830,000	5,566,400	13,355,300	9,004,500
Interest, net	72,900	129,800	178,400	207,600
Income before provision for income taxes	5,757,100	5,436,600	13,176,900	8,796,900
Provision for income taxes	2,216,900	2,090,900	5,062,500	3,381,700
Net income	$3,540,200	$3,345,700	$8,114,400	$5,415,200
Basic earnings per share	$0.46	$0.44	$1.05	$0.72
Diluted earnings per share	$0.44	$0.43	$1.01	$0.69

Cash dividends declared per common share	$0.15	$0.10	$0.25	$0.20

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 25, 2011	September 26, 2010

Cash flows from operating activities:
Net income	$8,114,400	$5,415,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,330,700	2,098,800
Non-cash stock-based compensation expense	1,522,700	1,363,100
Deferred income taxes and other	366,900	(276,900)
Change in trade accounts receivable	(5,487,000)	(23,078,800)
Change in product inventory	(10,955,900)	(12,585,800)
Change in prepaid expenses and other current assets	(454,000)	(1,613,600)
Change in trade accounts payable	12,841,600	30,661,900
Change in payroll, benefits and taxes	2,292,600	(2,879,400)
Change in income and sales tax liabilities	(690,700)	1,135,000
Change in accrued expenses and other current liabilities	(50,900)	337,800
Net cash provided by operating activities	9,830,400	577,300

Cash flows from investing activities:
Purchases of property and equipment	(2,448,500)	(2,754,900)
Additional earn-out payments on acquired business	--	(2,852,000)
Net cash used in investing activities	(2,448,500)	(5,606,900)

Cash flows from financing activities:
Payments on long-term debt	(199,500)	(231,300)
Proceeds from issuance of common stock	211,100	73,600
Cash dividends paid	(1,939,300)	(1,508,400)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(655,700)	(1,232,500)
Excess tax benefit from stock-based compensation	471,600	751,600
Net cash used in financing activities	(2,111,800)	(2,147,000)

Net increase (decrease) in cash and cash equivalents	5,270,100	(7,176,600)

Cash and cash equivalents, beginning of period	8,178,200	7,658,700

Cash and cash equivalents, end of period	$13,448,300	$482,100

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

Note 2. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendment clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010 with early adoption permitted. The adoption of the standard update did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance is expected to impact the Company’s disclosures for annual and interim filings for fiscal 2013, it will not have an impact on the Company’s results of operations or financial condition.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 25, 2011 includes $701,400 and $1,522,700, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 26, 2010 includes $805,900 and $1,363,100, respectively, of non-cash stock based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $471,600 and $751,600, primarily related to the PSUs which vested during the six months ended September 25, 2011 and September 26, 2010, respectively.  The Company also recorded an excess tax deficiency directly to shareholders’ equity of $66,400, also related to the PSUs which vested during the six months ended September 25, 2011.

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  On July 21, 2011, the Company’s shareholders approved an amendment to increase the number of shares available for awards under the 1994 Plan by 690,000 shares, from 2,863,125 to 3,553,125, and to extend the date through which awards may be granted under the 1994 Plan from July 22, 2014 to July 21, 2016.  As of September 25, 2011, 696,303 shares remain available for issuance under the 1994 Plan.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal year 2012:
	Six Months Ended September 25, 2011	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	696,089	$10.15
Granted	260,000	10.97
Vested	(201,546)	8.20
Forfeited/cancelled	(149,699)	15.55
Shares available for issue under outstanding PSUs, non-vested end of period	604,844	$9.81

Of the 604,844 shares available for issuance under outstanding PSUs, but not yet vested as of September 25, 2011, 351,844 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in four equal installments, beginning on or about May 1 of the year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following years.

The PSUs cancelled during fiscal year 2012 primarily related to the fiscal year 2011 grant of PSUs, which had a 1-year measurement period (fiscal year 2011). Of the PSUs cancelled, PSUs covering 138,871 shares were cancelled because the applicable fiscal 2011 performance targets were not fully satisfied. In addition, 3,828 non-vested shares related to the fiscal year 2010 grant of PSUs were forfeited and 7,000 shares related to the fiscal year 2012 grant of PSUs (further discussed below) were cancelled due to a participant no longer being employed by the Company. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal year 2012, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key employees, providing them with the opportunity to earn up to 260,000 additional shares of the Company’s common stock in the aggregate (of which 7,000 PSUs have since been cancelled due to a participant no longer being employed by the Company), depending upon whether certain threshold or goal earnings per share targets are met, subject to individual performance. These PSUs have only one measurement year (fiscal year 2012), with any shares earned at the end of fiscal year 2012 to vest and be issued ratably on or about May 1 of each of 2012, 2013, 2014 and 2015, provided that the respective participants remain employed by the Company on each such date.

If the maximum number of PSUs granted (net of known cancellations) in fiscal year 2012 is assumed to be earned, total unrecognized compensation costs, on these and all other earned but unvested PSU’s would be approximately $2.0 million, net of estimated forfeitures, as of September 25, 2011 and would be expensed through fiscal year 2015. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of September 25, 2011, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the six months ended September 25, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$5.11
Granted	--	--
Exercised	(22,500)	6.40
Cancelled	--	--
Outstanding and exercisable, end of period	112,500	4.85

Restricted Stock: In fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. As of September 25, 2011, 112,500 shares remained unvested, and there was no activity related to these restricted shares during the first six months of fiscal year 2012. As of September 25, 2011, there was approximately $1.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately five years.

In fiscal year 2011, additional restricted stock unit awards, providing for the future issuance of up to 22,500 shares in the aggregate, were made to three non-executive employees. These shares vest and will be issued on the last day of fiscal year 2014, provided the employee is still employed by the Company on that date. The weighted average fair value for these shares at the award date was $16.13. Two of the non-executive employees are no longer employed by the Company as of September 25, 2011, and thus 15,000 shares which had been the subject of the awards, have been cancelled and made available for future grants under the 1994 Plan.  As of September 25, 2011, there was approximately $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation cost is expected to be recognized ratably over a period of approximately three years.

On April 25, 2011, an aggregate of 36,000 restricted stock awards were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. The shares vest and will be issued 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of September 25, 2011, there was approximately $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards.

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

The Company has no assets and liabilities recorded at fair value as of September 25, 2011.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 25, 2011 and March 27, 2011 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of September 25, 2011 and March 27, 2011 is estimated as follows:

	September 25, 2011		March 27, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$2,887,500	$2,595,400	$3,000,000	$2,979,600
Note payable to the Maryland Economic Development Corporation	$37,100	$37,000	$110,400	$109,400
Note payable to Baltimore County	$194,100	$174,700	$207,800	$185,400

Note 5. Long-Term Debt

The Company has an existing term loan with Wells Fargo Bank, National Association, and SunTrust Bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at June 30, 2011. On May 20, 2011, the Company entered into an agreement with these lenders, effective July 1, 2011, to extend the maturity date to July 1, 2016. The other key provisions of the loan remain the same, except that the interest rate adjusted as of July 1, 2011 to LIBOR plus 2.00%, from LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at September 25, 2011 and March 27, 2011 was $2,887,500 and $3,000,000, respectively.

Note 6. Income Taxes

As of September 25, 2011, the Company has a gross amount of unrecognized tax benefits of $786,200 and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $535,200. The remaining $251,000 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions.

A reconciliation of the changes in the gross balance of unrecognized tax benefits is as follows:

Beginning balance at March 27, 2011 of unrecognized tax benefit	$723,300
Increases related to prior period tax positions	10,500
Increases related to current period tax positions	52,400
Ending balance at September 25, 2011 of unrecognized tax benefits	$786,200

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

The following table presents the calculation of basic and diluted earnings per common share:

	Fiscal Quarter Ended		Six Months Ended
Amounts in thousands, expect per share amounts	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Earnings per share – Basic:
Net earnings	$3,540	$3,346	$8,114	$5,415
Less: Distributed and undistributed earnings allocated to nonvested stock	(51)	(60)	(118)	(97)
Earnings available to common shareholders – Basic	$3,489	$3,286	$7,996	$5,318

Weighted average common shares outstanding – Basic	7,640	7,396	7,609	7,390

Earnings per common share – Basic	$0.46	$0.44	$1.05	$0.72

Earnings per share – Diluted:
Net earnings	$3,540	$3,346	$8,114	$5,415
Less: Distributed and undistributed earnings allocated to nonvested stock	(50)	(58)	(103)	(80)
Earnings available to common shareholders – Diluted	$3,490	$3,288	$8,011	$5,335

Weighted average common shares outstanding – Basic	7,640	7,396	7,609	7,390
Effect of dilutive options	302	321	298	347
Weighted average common shares outstanding – Diluted	7,942	7,717	7,907	7,737

Earnings per common share – Diluted	$0.44	$0.43	$1.01	$0.69

Anti-dilutive equity awards not included above	--	--	--	--

Note 8. Business Segments

Beginning in the second quarter of fiscal year 2012, the Company modified the structure of its internal organization.  As a result of this modification, the Company concluded that changes to its reportable segments were warranted.  The Company now evaluates its business in two segments – commercial and retail.  The commercial segment includes: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; and (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market.  The retail segment includes: (1) retailers, dealer agents and Tier 2 and 3 carriers; and (2) Tier 1 carriers (including the Company’s largest customer AT&T Mobility, Inc.).

The Company evaluates revenue, gross profit and net profit contribution for each of its segments.  Net profit contribution is defined as gross profit less any expenses that can be directly attributed or allocated to each segment.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses, which are not allocated to each segment, includes administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

The Company does not segregate assets by segments, for internal reporting, for evaluating performance or for allocating capital. The Company has, however, allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at September 25, 2011 relates to acquisitions within its commercial segment.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

The segment information for the periods ended September 26, 2010 below have been restated to reflect the current year segment presentation.

Segment activity for the second quarter and first six months of fiscal years 2012 and 2011 is as follows (in thousands):

	Three months ended September 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$20,065	$-	$20,065
Private system operator & government market	31,268	-	31,268
Commercial dealer & reseller market	31,257	-	31,257
Retailer, dealer agent & Tier 2/3 carrier market	-	26,847	26,847
Revenues, excluding Tier 1 carrier market	82,590	26,847	109,437
Tier 1 carrier market	-	39,400	39,400
Total revenues	82,590	66,247	148,837

Gross Profit
Public carrier, contractor & program manager market	4,309	-	4,309
Private system operator & government market	8,763	-	8,763
Commercial dealer & reseller market	8,962	-	8,962
Retailer, dealer agent & Tier 2/3 carrier market	-	5,911	5,911
Gross profit, excluding Tier 1 carrier market	22,034	5,911	27,945
Tier 1 carrier market	-	6,045	6,045
Total gross profit	22,034	11,956	33,990

Directly allocatable expenses	10,322	6,701	17,023
Segment net profit contribution	$11,712	$5,255	16,967
Corporate support expenses			11,210
Income before provision for income taxes			$5,757

	Six months ended September 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$38,231	$-	$38,231
Private system operator & government market	62,541	-	62,541
Commercial dealer & reseller market	60,136	-	60,136
Retailer, dealer agent & Tier 2/3 carrier market	-	55,542	55,542
Revenues, excluding Tier 1 carrier market	160,908	55,542	216,450
Tier 1 carrier market	-	95,902	95,902
Total revenues	160,908	151,444	312,352

Gross Profit
Public carrier, contractor & program manager market	8,658	-	8,658
Private system operator & government market	18,132	-	18,132
Commercial dealer & reseller market	17,112	-	17,112
Retailer, dealer agent & Tier 2/3 carrier market	-	11,995	11,995
Gross profit, excluding Tier 1 carrier market	43,902	11,995	55,897
Tier 1 carrier market	-	15,293	15,293
Total gross profit	43,902	27,288	71,190

Directly allocatable expenses	20,346	13,518	33,864
Segment net profit contribution	$23,556	$13,770	37,326
Corporate support expenses			24,149
Income before provision for income taxes			$13,177

	Three months ended September 26, 2010
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$24,229	$-	$24,229
Private system operator & government market	26,652	-	26,652
Commercial dealer & reseller market	31,681	-	31,681
Retailer, dealer agent & Tier 2/3 carrier market	-	26,165	26,165
Revenues, excluding Tier 1 carrier market	82,562	26,165	108,727
Tier 1 carrier market	-	56,299	56,299
Total revenues	82,562	82,464	165,026

Gross Profit
Public carrier, contractor & program manager market	5,618	-	5,618
Private system operator & government market	6,915	-	6,915
Commercial dealer & reseller market	8,284	-	8,284
Retailer, dealer agent & Tier 2/3 carrier market	-	6,095	6,095
Gross profit, excluding Tier 1 carrier market	20,817	6,095	26,912
Tier 1 carrier market	-	9,858	9,858
Total gross profit	20,817	15,953	36,770

Directly allocatable expenses	12,211	8,433	20,644
Segment net profit contribution	$8,606	$7,520	16,126
Corporate support expenses			10,689
Income before provision for income taxes			$5,437

	Six months ended September 26, 2010
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$45,988	$-	$45,988
Private system operator & government market	50,667	-	50,667
Commercial dealer & reseller market	59,745	-	59,745
Retailer, dealer agent & Tier 2/3 carrier market	-	51,083	51,083
Revenues, excluding Tier 1 carrier market	156,400	51,083	207,483
Tier 1 carrier market	-	99,496	99,496
Total revenues	156,400	150,579	306,979

Gross Profit
Public carrier, contractor & program manager market	10,590	-	10,590
Private system operator & government market	13,722	-	13,722
Commercial dealer & reseller market	15,856	-	15,856
Retailer, dealer agent & Tier 2/3 carrier market	-	11,234	11,234
Gross profit, excluding Tier 1 carrier market	40,168	11,234	51,402
Tier 1 carrier market	-	17,718	17,718
Total gross profit	40,168	28,952	69,120

Directly allocatable expenses	23,818	16,495	40,313
Segment net profit contribution	$16,350	$12,457	28,807
Corporate support expenses			20,010
Income before provision for income taxes			$8,797

The Company also reviews revenue and gross profit by its four product categories:

•
Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, two way radios and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•
Network systems products are used to build and upgrade computing and Internet networks.  Products include fixed and mobile broadband equipment, wireless networking, filtering systems and security and surveillance products.  This product category also includes training classes, technical support and engineering design services.

•
Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•
Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards as well as two-way radios and related accessories. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Base station infrastructure, network systems and installation, test and maintenance products are primarily sold into the commercial segment, while mobile device and accessories products are primarily sold into the retail segment.

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2012 and 2011 is as follows (in thousands):

	Three months ended September 25, 2011	Six months ended September 25, 2011
Revenues
Base station infrastructure	$49,464	$96,672
Network systems	19,140	38,613
Installation, test and maintenance	12,129	22,076
Mobile device accessories	68,104	154,991
Total revenues	148,837	312,352

Gross Profit
Base station infrastructure	14,928	29,903
Network systems	3,771	7,645
Installation, test and maintenance	2,616	4,920
Mobile device accessories	12,675	28,722
Total gross profit	33,990	71,190

	Three months ended September 26, 2010	Six months ended September 26, 2010
Revenues
Base station infrastructure	$49,584	$96,022
Network systems	20,558	36,795
Installation, test and maintenance	10,188	20,039
Mobile device accessories	84,696	154,123
Total revenues	165,026	306,979

Gross Profit
Base station infrastructure	13,116	25,147
Network systems	4,170	7,635
Installation, test and maintenance	2,441	4,878
Mobile device accessories	17,043	31,460
Total gross profit	36,770	69,120

Note 9. Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Six Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

Net income	$3,540,200	$3,345,700	$8,114,400	$5,415,200
Change in value of interest rate swap, net of tax	3,100	12,300	24,600	29,800
Total comprehensive income	$3,543,300	$3,358,000	$8,139,000	$5,445,000

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of September 25, 2011, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of September 25, 2011, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, 2,300 shares were repurchased in fiscal year 2011 for approximately $32,100, and none were purchased in the first six months of fiscal year 2012. As of September 25, 2011, 88,163 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 25, 2011 and September 26, 2010 the allocated value of the shares withheld totaled $511,700 and $1,200,400, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and six months ended September 25, 2011, sales of products to the Company’s top customer relationship, AT&T Mobility Inc. (“AT&T”), accounted for 24% and 26% of total revenues, respectively. For the fiscal quarter and six months ended September 26, 2010, sales or products to AT&T, the Company’s top customer relationship, accounted for 33% and 31% of total revenues, respectively. For the fiscal quarter and six months ended September 25, 2011, aside from AT&T, no customer accounted for more than 3% and 5% of total consolidated revenues, respectively.

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

Beginning in the second quarter of fiscal year 2012, the Company modified the structure of its internal organization.  As a result of this modification, the Company concluded that changes to its reportable segments were warranted.  The Company now evaluates its business in two segments – commercial and retail.  The commercial segment includes: (1) public carriers, contractors and program managers; (2) private system operators and governments; and (3) commercial dealers and resellers.  The retail segment includes: (1) retailers, dealer agents and Tier 2 and 3 carriers and (2) Tier 1 carriers (including the Company’s largest customer, AT&T).

We evaluate revenue, gross profit and net profit contribution for each segment.  Net profit contribution is defined as gross profit less any expenses that can be directly attributed or allocated to that segment.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses, which are not allocated to each segment, includes our administrative costs – finance, human resources, information technology,  operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

Excluding sales to our Tier 1 carriers, our second quarter revenues increased by 0.7%.  However, due to a 30.0% decline in sales to our Tier 1 carriers (including AT&T), our second quarter revenues decreased by 9.8% compared to the second quarter of fiscal year 2011. In the second quarter of fiscal year 2012, AT&T, our largest customer, accounted for 24% of total revenues, compared to 33% of total revenues in the second quarter of fiscal year 2011. No other customer accounted for more than 3% of total consolidated revenues during the second quarter of fiscal year 2012. Excluding our Tier 1 carriers, gross profit increased 3.8% in our second quarter of fiscal 2012 as compared to the second quarter of fiscal year 2011.  However, gross profit from our Tier 1 carriers declined 39% in the same period, resulting in an overall decrease of 7.6% compared to the second quarter of the prior fiscal year.  Selling, general and administrative expenses decreased by 9.8% over the prior year quarter, primarily related to decreases in compensation and benefits, and freight out expenses, partially offset by an increase in our pay for performance bonus expense as a result of strong second quarter fiscal year 2012 results. Consequently, net income increased by 5.8% and diluted earnings per share grew by 2.3% over the prior-year quarter.

In January 2011, we reported that our largest customer, AT&T, was assessing cost reduction business model changes that could affect our supply chain relationship with them.  In July 2011, this customer indicated to us that the current business model will stay in place at least into the beginning of our next fiscal year and that additional business will flow through TESSCO in the meantime. While we did not see any significant increase in shipments to this customer in our second quarter, we expect a significant increase in shipments and revenues, with an accompanying decrease in gross profit margin, with this customer during the third quarter of fiscal 2012. This customer also indicated that, over time, it expects to continue to explore business model changes in an ongoing effort to lower total costs. The prospect for future business model changes by this customer puts our business with them at risk.

Notwithstanding our current expectation based upon the indications received from our largest customer, this supply chain relationship, like those with most of our other customers and suppliers, contains no ongoing purchase or sale obligations and is terminable by either party upon relatively short notice.  Absent this supply chain relationship, we could, however, maintain the ability to sell our proprietary products to this customer.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. Because of the nature of our business,   we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and expect that we will continue to be so affected in the future. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, and our large customer base and purchasing relationships with approximately 380 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

Second Quarter of Fiscal Year 2012 Compared with Second Quarter of Fiscal Year 2011

Total Revenues. Revenues for the second quarter of fiscal year 2012 decreased 9.8% as compared with the second quarter of fiscal year 2011, due to a 19.7% decrease in retail segment revenues, which was entirely a result of lower sales to our Tier 1 carrier customers, primarily AT&T.  Retail sales, excluding those to our Tier 1 carrier market increased 2.6%.  Commercial segment revenues were flat compared to the second quarter of fiscal year 2011, with a significant increase in sales to our private system operator and government market, offset by a decline in sales to our public carrier, contractor and program manager market.  During the second quarter, sales of our proprietary products reached 10.5% of total sales compared to 9.0% in the prior year quarter.  Sales of these proprietary products generally carry higher gross margins than sales of our other third party products and thus the increase in sales mix helped contribute to the margin improvement we experienced during the second quarter (see detailed explanation below).

Total Gross Profit. Gross profit for the second quarter of fiscal year 2012 decreased 7.6% as compared with the second quarter of fiscal year 2011, due to a 25.1% decline in our retail segment, partially offset by a 5.8% increase in our commercial segment.  Overall gross profit margin increased to 22.8%, compared to 22.3% for the same period last year, driven by increased gross margins in our commercial segment resulting from price increases and product mix variations, including sales of our proprietary products.  The increase in gross margin from our commercial business was mostly offset by a decline in our retail segment.  Within this retail segment, our Tier 1 carrier market showed a considerable decline, but the impact on overall gross margin was lessened by the significant decrease in revenues from that market.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions depends upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. Because of the nature of our business, we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to be so affected in the future. Our customer relationships could also be affected by wireless carrier consolidation or the overall global economic environment.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $3.0 million or 9.8% in the second quarter of fiscal year 2012 as compared with the second quarter of fiscal year 2011. Selling, general and administrative expenses as a percentage of revenues remained flat at 18.9% in the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011, resulting from a decrease in revenues along with a corresponding decrease in selling, general and administrative expenses. The largest factors contributing to the overall decrease in total selling, general and administrative expenses were decreased compensation, freight costs, and marketing and sales promotion expenses, partially offset by increased pay for performance bonus accruals due to strong results in the first half of fiscal year 2012.

Compensation costs decreased approximately $1.2 million, or 9.9%, in the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011. This decrease was primarily related to position consolidations made during the fourth quarter of fiscal year 2011 and lower use of overtime and temporary employees.

Freight expense decreased by approximately $0.9 million, or 21.3%, in the second quarter, despite only a 9.8% decline in sales.  This was a result of more efficient operational flow, and a higher revenue per pound shipped ratio during this quarter as compared to fiscal year 2011.

Marketing and sales promotions declined by $0.6 million, or 24.0%. This was primarily a result of decreased market development funds associated with sales to our largest customer, but also resulted from decreased travel and other general marketing expenses, as we have moved to more electronic marketing programs.

Pay for performance bonus expense (including both cash and equity plans) increased by $476,000 in the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011. Because our reward programs are performance based, our strong results during the first half of 2012 resulted in increased bonus expense.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $64,400 and $379,500 for the second quarter ended September 25, 2011 and September 26, 2010, respectively. During the second quarter of fiscal year 2012, we experienced lower than normal bad debt expense due in part to recoveries of amounts previously reserved or written off.

Interest, Net. Net interest expense decreased from $129,800 in the second quarter of fiscal year 2011 to $72,900 in the second quarter of fiscal year 2012, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate remained flat at 38.5% in the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011. As a result of the factors discussed above, net income for the second quarter of fiscal year 2012 increased 5.8% and diluted earnings per share increased 2.3% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $82.6 million in the second quarter of fiscal year 2012, which were flat compared to the prior year period.  Gross profit totaled $22.0 million, a 5.8% increase as compared to the second quarter last year.  Within this segment, the private system operator and government market grew revenues by 17.3% and gross profits by 26.7%. We continue to see strong opportunities for our proprietary and customized solutions in this market as these customers continue to build and enhance their own private wireless applications. The commercial dealer and reseller market showed a minor 1.3% decline in revenues, but an 8.2% increase in gross profit.  The gross profit increase was due in part to an increase in sales of our proprietary products in this market. The public carrier, contractor and program manager market had a revenue decline of 17.2% and a gross profit decline of 23.3% as carriers continued to delay significant network builds.

Our direct expenses in this segment totaled $10.3 million, a 15.5% decline compared to the second quarter of fiscal year 2011, due to a decrease in compensation and marketing expenses.  Therefore, total segment net profit contribution was $11.7 million, a 36.1% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $66.2 million in the second quarter of fiscal year 2012, representing a 19.7% decline from the prior year period.  Gross profit totaled $12.0 million, a 25.1% decline.  These declines are primarily due to lower sales to our Tier 1 carrier market (primarily AT&T), which showed a 30.0% revenue decline and a 38.7% gross profit decline.  The revenue decline was largely due to fewer significant handset launches by our significant Tier 1 carrier customers in this quarter compared to last year’s quarter.  The gross profit decline was due to lower volumes and the continued pricing pressures in this market.  Revenues in our retailer, dealer agent and Tier 2/3 carrier market were up 2.6%, but with a 3.0% decline in gross profit as we have incurred higher royalty expenses associated with selling cellular accessories in carrier packaging in this market due to product and customer mix changes as well as increased competition and changes in product mix.

Our direct expenses in this segment totaled $6.7 million, a 20.5% decline due to less compensation and marketing expenses.  Therefore, total segment net profit contribution was $5.3 million, a 30.1% increase over the prior year period.

First Six Months of Fiscal Year 2012 Compared with First Six Months of Fiscal Year 2011

Total Revenues. Revenues for the first six months of fiscal year 2012 compared with the first six months of 2011 increased 1.8%, due to a 2.9% increase in commercial revenues and a 0.6% increase in retail segment revenues.  Commercial revenue growth was driven by significant increase in sales to our private system operator and government market, partially offset by a decline in sales to our public carrier, contractor and program manager market.  Retail sales were driven by growth in our retailer, dealer agent and Tier 2/3 carrier market, partially offset by a decrease in revenues from our Tier 1 carrier market.  Sales of our proprietary products accounted for 10.3% and 10.2% of total sales in the first six months of fiscal 2012 and 2011, respectively.

Total Gross Profit. Gross profit for the first six months of fiscal year 2012 increased 3.0% as compared with the first six months of fiscal year 2011, due to a 9.3% increase in our commercial segment, partially offset by a 5.7% decline in our retail segment.  Overall gross profit margin increased to 22.8%, compared to 22.5% for the same period last year. Gross profit increased in both segments due to pricing initiatives and product mix.  The retail segment gross margin improvement occurred despite lower margins driven by continued pricing pressure in our Tier 1 carrier market.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $2.3 million or 3.8% in the second quarter of fiscal year 2012 as compared with the second quarter of fiscal year 2011. Selling, general and administrative expenses as a percentage of revenues decreased to 18.5% for the first six months of fiscal year 2012, as compared to 19.6 for the first six months of fiscal year 2011, resulting from an increase in revenues along with a decrease in selling, general and administrative expenses. The largest factors contributing to the overall decrease in total selling, general and administrative expenses were decreased compensation, freight costs, and marketing and sales promotion expenses, partially offset by increased pay for performance bonus expense due to strong results in the first half of fiscal year 2012.

Compensation costs decreased approximately $2.3 million, or 9.3%, in the first six months of fiscal year 2012, as compared to the first six months of fiscal year 2011. This decrease was primarily related to position consolidations made during the fourth quarter of fiscal year 2011 and lower use of overtime and temporary employees.

Freight expense decreased by approximately $1.6 million, or 19.5%, in the first six months of fiscal year 2012, despite a 1.8% increase in sales.  This was a result of more efficient operational flow and a higher revenue per pound shipped ratio during this year to date as compared to the first six months of fiscal year 2011.

Marketing and sales promotions expense declined by $0.8 million, or 16.8%, as compared to the prior year period.  This was primarily a result of decreased market development funds associated with sales to our largest customer, but also resulted from decreased travel and other general marketing expenses, as we have moved to more electronic marketing programs.

Pay for performance bonus expense (including both cash and equity plans) increased by $3.3 million compared to the first six months of fiscal year 2011. Because our reward programs are performance based, our strong results during the first half of 2012 resulted in increased bonus expense for the period.  Diluted earnings per share for the first six months of fiscal year 2012 are $1.01 compared to $0.69 for the first six months of fiscal 2011.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $76,400 and $573,800 for the six months ended September 25, 2011 and September 26, 2010, respectively. During the first six months of fiscal year 2012, we experienced lower than normal bad debt expense due in part to recoveries of amounts previously reserved or written off.

Interest, Net. Net interest expense decreased from $207,600 in the first six months of fiscal year 2011 to $178,400 in the first six months of fiscal year 2012, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate remained flat at 38.4% in the first six months of fiscal year 2012 as compared to the first six months of fiscal year 2011. As a result of the factors discussed above, net income for the first six months of fiscal year 2012 increased 49.8% and diluted earnings per share increased 46.4% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $160.9 million in the first six months of fiscal year 2012, up 2.9% to the prior year period.  Gross profit totaled $43.9 million, a 9.3% increase as compared to the prior year period.  Within this segment, the private system operator and government market grew revenues by 23.4% and gross profits by 32.1%. We continue to see strong opportunities for our proprietary and customized solutions in this market as these customers continue to build and enhance their own private wireless applications.  The commercial dealer and reseller market showed a 0.7% increase in revenues, and a 7.9% increase in gross profit. The gross profit increase was due in part to an increase in sales of our proprietary products in this market.  The public carrier, contractor and program manager market had a revenue decline of 16.9% and a gross profit decline of 18.2% as carriers continued to delay significant network builds.

Our direct expenses in this segment totaled $20.3 million, a 14.6% decline as compared to the first six months of fiscal 2011, due to less compensation and marketing expenses.  Therefore, total segment net profit contribution was $23.6 million, a 44.1% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $151.4 million in the first six months of fiscal year 2012, a 0.6% increase over the prior year period.  Gross profit totaled $27.2 million, a 5.7% decline as compared to the prior year period.   Revenues in our retailer, dealer agent and Tier 2/3 carrier market were up 8.7% with a 6.8% increase in gross profit.  Sales to our Tier 1 carrier market (primarily AT&T), showed a 3.6% revenue decline and a 13.7% gross profit decline.  The gross profit decline was due to continued pricing pressures in this market.

Our direct expenses in this segment totaled $13.5 million, an 18.0% decline in the first six months of fiscal 2012 as compared to the same period last year, due to a decrease in compensation and marketing expenses.  Therefore, total segment net profit contribution was $13.8 million, a 10.5% increase over the prior year period.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the six months ended September 25, 2011 and September 26, 2010:

	Six Months Ended
	September 25, 2011	September 26, 2010
Cash flows provided by operating activities	$9,830,400	$577,300
Cash flows used in investing activities	(2,448,500)	(5,606,900)
Cash flows used in financing activities	(2,111,800)	(2,147,000)
Net increase (decrease) in cash and cash equivalents	$5,270,100	$(7,176,600)

We generated $9.8 million of net cash from operating activities in the first six months of fiscal year 2012 compared with $577,300 generated in the first six months of fiscal year 2011. In the first six months of fiscal year 2012, our cash provided by operating activities was primarily driven by a significant increase in accounts payable and net income (net of depreciation and amortization and non-cash stock-based compensation expense) partially offset by increases in trade accounts receivable and inventory. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts.  The increase in trade accounts receivable is primarily due to the timing of sales and collections, as well as the fact that we have granted extended payment terms to certain large customers. The increased inventory levels are to support growing sales, including the expected increase in sales to our largest customer in the early part of the third quarter of fiscal year 2012, and to improve our inventory availability for our customers. Increased orders from our largest customer may require us to purchase and pay for inventory before the sale and collection of funds from this customer, resulting in a negative short-term impact on our cash position.

Capital expenditures of $2.5 million in the first six months of fiscal year 2012 were down from expenditures of $2.8 million in the first six months of fiscal year 2011. In the first six months of fiscal year 2012, capital expenditure were largely comprised of $1.2 million for leasehold improvement expenditures related to our administrative offices and $1.0 million for investments in information technology.  In the first six months of fiscal 2011, capital expenditures primarily consisted of investments in information technology.  A portion of these leasehold improvements expenditures is expected to be reimbursed to us by our landlord during our third fiscal quarter, pursuant to the applicable terms of our lease.   When received, these funds will be recorded as deferred rent and will be charged as an offset to rent expense over the remaining term of the lease.

Net cash used in financing activities remained flat at $2.1 million in the first six months of fiscal year 2012 compared with the first six months of fiscal year 2011. For the first six months of fiscal year 2012 and fiscal year 2011, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of treasury stock and stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association), with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of September 25, 2011, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. This facility currently expires on May 31, 2012.  We intend to refinance and/or extend this agreement before that date.  However, there can be no assurances that we will be able to secure a replacement facility on terms acceptable to us, or at all.

This revolving credit facility has been amended several times since its inception and now allows us to repurchase up to $25.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $5.0 million of dividends in any 12 month period. As of September 25 2011, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $11.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, which until the loan terms were recently modified as described below, was scheduled for June 30, 2011. The note bore interest at a floating rate of LIBOR plus 1.75% until June 30, 2011, whereupon the modified terms as described below took effect. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.9 million as of September 25, 2011.

On May 20, 2011, but effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.  We did not execute an interest rate swap associated with this agreement.  As of September 25, 2011, we were in compliance with all of the loan covenants.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 25, 2011, the principal balance of this term loan was approximately $194,100.

We are also party to an existing note payable outstanding to the Maryland Economic Development Corporation, which is payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note bears interest at 3.00% per annum and is secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland. At September 25, 2011, the principal balance of this note was approximately $37,100.  The balance has since been paid in full.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal year 2010.  The initial amount of the dividend (after the effect of stock splits) was $0.067 per share through the fourth quarter of fiscal year 2010, and we subsequently made quarterly dividend payments in the amount of $0.10 per share through the first quarter of fiscal year 2012.  On July 19, 2011, we declared a cash dividend in the amount of $0.15 per share which was paid on August 17, 2011 to shareholders of record as of August 3, 2011. On October 17, 2011, we declared a cash dividend in the amount of $0.15 per share, which will be paid on November 16, 2011 to shareholders of record as of November 2, 2011.  Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. Also, as noted above, our revolving credit facility is currently scheduled to expire on May 31, 2012.  We intend to refinance and/or extend this agreement before that date.  However, there can be no assurances that we will be able to secure a replacement facility on terms acceptable to us, if at all. As of September 25, 2011, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Contractual Obligations. The following table summarizes our contractual obligations and other commercial commitments at September 25, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1 - 3	Years 4 - 5	5 Years
Long-term debt	$3,118,700	$161,500	$498,900	$500,800	$1,957,500
Revolving credit facility	--	--	--	--	--
Interest payments	278,300	35,000	124,600	101,800	16,900
Operating leases	12,403,800	1,236,500	3,928,300	3,770,000	3,469,000
Other long-term obligations	765,200	--	--	75,000	690,200
Total contractual cash obligations	$16,566,000	$1,433,000	$4,551,800	$4,447,600	$6,133,600

Other long-term obligations include amounts owed under a Supplemental Executive Retirement Plan.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendment clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010 with early adoption permitted. The adoption of the standard update did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance is expected to impact our disclosures for annual and interim filings for fiscal 2013, it will not have an impact on our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.9 million at September 25, 2011, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on September 25, 2011 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of September 25, 2011, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the second quarter of fiscal year 2012, the Company did not repurchase any shares of its common stock pursuant to this program. As of September 25, 2011, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of September 25, 2011, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction for approximately $6.4 million. Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limit to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of September 25, 2011, we had the ability to purchase approximately $11.3 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

 Item 6. Exhibits.

(a)	Exhibits:

3.1	First Amendment to Sixth Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2011).
10.1	First Amendment to Second Amended and Restated 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 22, 2011).
31.1.1*	Certification of Robert B. Barnhill, Jr., Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2.1*	Certification of David M. Young, Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1.1*	Certification of Robert B. Barnhill, Jr., Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2.1*	Certification of David M. Young, Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended September 25, 2011 and September 26, 2010; (ii) Consolidated Balance Sheet at September 25, 2011 and March 27, 2011; (iii)  Consolidated Statement of Cash Flows for the six months ended September 25, 2011 and September 26, 2010; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	November 2, 2011	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)