Form 10-Q
period 2011-12-25
TESSCO TECHNOLOGIES INC
filed 2012-02-03
CIK 927355

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2011 or
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
Yes ☐           No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 24, 2012, was 7,779,337.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	December 25, 2011	March 27, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,451,300	$8,178,200
Trade accounts receivable, net	123,617,200	65,708,700
Product inventory, net	68,446,300	45,709,800
Deferred tax assets	5,004,500	5,004,500
Prepaid expenses and other current assets	1,884,800	1,668,900
Total current assets	213,404,100	126,270,100

Property and equipment, net	22,606,600	21,148,100
Goodwill, net	11,684,700	11,684,700
Other long-term assets	1,961,100	2,057,700
Total assets	$249,656,500	$161,160,600

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$132,640,900	$62,913,000
Payroll, benefits and taxes	13,385,500	7,342,500
Income and sales tax liabilities	3,111,200	2,539,300
Accrued expenses and other current liabilities	1,101,900	1,278,400
Current portion of long-term debt	248,700	359,100
Total current liabilities	150,488,200	74,432,300

Deferred tax liabilities	3,407,900	3,407,900
Long-term debt, net of current portion	2,770,700	2,959,100
Other long-term liabilities	1,874,500	1,481,200
Total liabilities	158,541,300	82,280,500

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock	86,800	84,100
Additional paid-in capital	43,750,000	40,668,100
Treasury stock	(45,044,100)	(44,388,400)
Retained earnings	92,322,500	82,540,900
Accumulated other comprehensive loss, net of tax	--	(24,600)
Total shareholders’ equity	91,115,200	78,880,100
Total liabilities and shareholders’ equity	$249,656,500	$161,160,600

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income
	Fiscal Quarters Ended		Nine Months Ended

	December 25, 2011	December 26, 2010	December 25, 2011	Decemeber 26, 2010

Revenues	$226,250,100	$167,940,000	$538,602,500	$474,919,000
Cost of goods sold	186,773,300	134,137,000	427,935,400	371,996,200
Gross profit	39,476,800	33,803,000	110,667,100	102,922,800
Selling, general and administrative expenses	31,596,300	29,465,800	89,431,300	89,581,100
Income from operations	7,880,500	4,337,200	21,235,800	13,341,700
Interest, net	73,500	118,900	251,900	326,500
Income before provision for income taxes	7,807,000	4,218,300	20,983,900	13,015,200
Provision for income taxes	3,033,400	1,257,100	8,095,900	4,638,800
Net income	$4,773,600	$2,961,200	$12,888,000	$8,376,400
Basic earnings per share	$0.61	$0.39	$1.67	$1.11
Diluted earnings per share	$0.59	$0.38	$1.60	$1.07

Cash dividends declared per common share	$0.15	$0.10	$0.40	$0.30

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 25, 2011	December 26, 2010

Cash flows from operating activities:
Net income	$12,888,000	$8,376,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,573,700	3,240,400
Non-cash stock-based compensation expense	2,248,800	954,900
Deferred income taxes and other	443,200	(281,800)
Change in trade accounts receivable	(57,908,500)	(18,576,500)
Change in product inventory	(23,979,700)	(4,857,000)
Change in prepaid expenses and other current assets	(215,900)	(1,297,000)
Change in trade accounts payable	70,971,100	22,768,300
Change in payroll, benefits and taxes	6,043,000	(1,445,700)
Change in income and sales tax liabilities	505,500	432,100
Change in accrued expenses and other current liabilities	42,100	416,400
Net cash provided by operating activities	14,611,300	9,730,500

Cash flows from investing activities:
Purchases of property and equipment	(4,960,900)	(4,274,700)
Additional earn-out payments on acquired business	--	(2,852,000)
Net cash used in investing activities	(4,960,900)	(7,126,700)

Cash flows from financing activities:
Payments on long-term debt	(298,800)	(293,300)
Proceeds from issuance of common stock	212,000	73,600
Cash dividends paid	(3,106,400)	(2,264,000)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(655,700)	(1,232,500)
Excess tax benefit from stock-based compensation	471,600	751,600
Net cash used in financing activities	(3,377,300)	(2,964,600)

Net increase (decrease) in cash and cash equivalents	6,273,100	(360,800)

Cash and cash equivalents, beginning of period	8,178,200	7,658,700

Cash and cash equivalents, end of period	$14,451,300	$7,297,900

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

Note 2. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures, which requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendment clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The standard was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which was effective for fiscal years beginning after December 15, 2010 with early adoption permitted. The adoption of the standard update did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described below. The accounting standard is effective for the Company beginning April 2, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 25, 2011 include $726,100 and $2,248,800, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 26, 2010 include ($408,200) and $954,900, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $471,600 and $751,600, primarily related to the PSUs which vested during the nine months ended December 25, 2011 and December 26, 2010, respectively.  The Company also recorded an excess tax deficiency directly to shareholders’ equity of $66,400, also related to the PSUs which vested during the nine months ended December 25, 2011.

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan).  On July 21, 2011, the Company’s shareholders approved an amendment to increase the number of shares available for awards under the 1994 Plan by 690,000 shares, from 2,863,125 to 3,553,125, and to extend the date through which awards may be granted under the 1994 Plan from July 22, 2014 to July 21, 2016.  As of December 25, 2011, 696,303 shares remain available for issuance under the 1994 Plan.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal year 2012:

	Nine Months Ended December 25, 2011	Weighted Average Fair Value at Grant Date
Shares available for issue under outstanding PSUs, non-vested beginning of period	696,089	$10.15
Granted	260,000	10.97
Vested	(201,546)	8.20
Forfeited/cancelled	(149,699)	15.55
Shares available for issue under outstanding PSUs, non-vested end of period	604,844	$9.81

Of the 604,844 shares available for issuance under outstanding PSUs but not yet vested as of December 25, 2011, 351,844 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in four equal installments, beginning on or about May 1 of the year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following years.

The PSUs cancelled during fiscal year 2012 primarily related to the fiscal year 2011 grant of PSUs, which had a 1-year measurement period (fiscal year 2011). Of the PSUs cancelled, PSUs covering 138,871 shares were cancelled because the applicable fiscal 2011 performance targets were not fully satisfied. In addition, 3,828 non-vested shares related to the fiscal year 2010 grant of PSUs were forfeited subsequent to being earned and prior to vesting, and 7,000 shares related to the fiscal year 2012 grant of PSUs (further discussed below) were cancelled due to a participant no longer being employed by the Company. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal year 2012, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key employees, providing them with the opportunity to earn up to 260,000 additional shares of the Company’s common stock in the aggregate (of which 7,000 PSUs have since been cancelled due to a participant no longer being employed by the Company), depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have only one measurement year (fiscal year 2012), with any shares earned at the end of fiscal year 2012 to vest and be issued ratably on or about May 1 of each of 2012, 2013, 2014 and 2015, provided that the respective participants remain employed by the Company on each such date.

If the maximum number of PSUs granted (net of known cancellations) in fiscal year 2012 is assumed to be earned, total unrecognized compensation costs, on these and all other earned but unvested PSU’s would be approximately $1.6 million, net of estimated forfeitures, as of December 25, 2011, and would be expensed through fiscal year 2015. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

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

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of December 25, 2011, all outstanding stock options are fully vested. The following table summarizes the pertinent option information for outstanding options for the nine months ended December 25, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	135,000	$5.11
Granted	--	--
Exercised	(22,500)	6.40
Cancelled	--	--
Outstanding and exercisable, end of period	112,500	4.85

Restricted Stock: In fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. As of December 25, 2011, 112,500 shares remained unvested, and there was no activity related to these restricted shares during the first nine months of fiscal year 2012. As of December 25, 2011, there was approximately $1.0 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately five years.

In fiscal year 2011, additional restricted stock unit awards, providing for the future issuance of up to 22,500 shares in the aggregate, were made to three non-executive employees. These shares vest and will be issued on the last day of fiscal year 2014, provided the employee is still employed by the Company on that date. The weighted average fair value for these shares at the award date was $16.13. Two of the non-executive employees are no longer employed by the Company as of December 25, 2011, and thus 15,000 shares which had been the subject of the awards, have been cancelled and made available for future grants under the 1994 Plan.  As of December 25, 2011, there was approximately $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation cost is expected to be recognized ratably over a remaining period of approximately two years.

On April 25, 2011, an aggregate of 36,000 restricted stock awards were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. The shares vest and will be issued 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of December 25, 2011, there was approximately $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards.

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

The Company has no assets and liabilities recorded at fair value as of December 25, 2011.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 25, 2011 and March 27, 2011 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of December 25, 2011 and March 27, 2011 is estimated as follows:

	December 25, 2011		March 27, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,831,300	$2,551,800	$3,000,000	$2,979,600
Note payable to the Maryland Economic Development Corporation	$--	$--	$110,400	$109,400
Note payable to Baltimore County	$188,100	$169,600	$207,800	$185,400

Note 5. Long-Term Debt

The Company has an existing term loan with Wells Fargo Bank, National Association and SunTrust Bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at June 30, 2011. On May 20, 2011, the Company entered into an agreement with these lenders, effective July 1, 2011, to extend the maturity date to July 1, 2016. The other key provisions of the loan remain the same, except that the interest rate adjusted as of July 1, 2011 to LIBOR plus 2.00%, from LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments (also see Note 12). The balance of this note at December 25, 2011 and March 27, 2011 was $2,831,300 and $3,000,000, respectively.

Note 6. Income Taxes

As of December 25, 2011, the Company has a gross amount of unrecognized tax benefits of $832,300, and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $565,600. The remaining $266,700 represents federal tax benefits that would be received in the event that the Company did not prevail on all uncertain state tax positions.

A reconciliation of the changes in the gross balance of unrecognized tax benefits is as follows:

Beginning balance at March 27, 2011 of unrecognized tax benefit	$723,300
Increases related to prior period tax positions	30,400
Increases related to current period tax positions	78,600
Ending balance at December 25, 2011 of unrecognized tax benefits	$832,300

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

The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, expect per share amounts	Fiscal Quarter Ended		Nine Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Earnings per share – Basic:
Net earnings	$4,774	$2,961	$12,888	$8,376
Less: Distributed and undistributed earnings allocated to nonvested stock	(69)	(53)	(187)	(150)
Earnings available to common shareholders – Basic	$4,705	$2,908	$12,701	$8,226

Weighted average common shares outstanding – Basic	7,657	7,410	7,625	7,385

Earnings per common share – Basic	$0.61	$0.39	$1.67	$1.11

Earnings per share – Diluted:
Net earnings	$4,774	$2,961	$12,888	$8,376
Less: Distributed and undistributed earnings allocated to nonvested stock	(67)	(51)	(181)	(118)
Earnings available to common shareholders – Diluted	$4,707	$2,910	$12,707	$8,258

Weighted average common shares outstanding – Basic	7,657	7,410	7,625	7,385
Effect of dilutive options	378	344	325	346
Weighted average common shares outstanding – Diluted	8,035	7,754	7,950	7,731

Earnings per common share – Diluted	$0.59	$0.38	$1.60	$1.07

Anti-dilutive equity awards not included above	--	--	--	--

Note 8. Business Segments

Beginning in the second quarter of fiscal year 2012, the Company modified the structure of its internal organization.  As a result of this modification, the Company concluded that changes to its reportable segments were warranted.  The Company now evaluates its business in two segments – commercial and retail.  The commercial segment includes: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; and (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market.  The retail segment includes: (1) retailers, dealer agents and Tier 2 and 3 carriers; and (2) Tier 1 carriers (including the Company’s largest customer, AT&T Mobility, Inc.).

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

The Company does not segregate assets by segments, for internal reporting, for evaluating performance or for allocating capital. The Company has, however, allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at December 25, 2011 relates to acquisitions within its commercial segment.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

The segment information for the periods ended December 26, 2010 below have been restated to reflect the current year segment presentation.

Segment activity for the third quarter and first nine months of fiscal years 2012 and 2011 is as follows (in thousands):

	Three months ended December 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$18,573	$--	$18,573
Private system operator & government market	33,617	--	33,617
Commercial dealer & reseller market	32,724	--	32,724
Retailer, dealer agent & Tier 2/3 carrier market	--	33,404	33,404
Revenues, excluding Tier 1 carrier market	84,914	33,404	118,318
Tier 1 carrier market	--	107,932	107,932
Total revenues	84,914	141,336	226,250

Gross Profit
Public carrier, contractor & program manager market	4,336	--	4,336
Private system operator & government market	8,632	--	8,632
Commercial dealer & reseller market	8,784	--	8,784
Retailer, dealer agent & Tier 2/3 carrier market	--	7,233	7,233
Gross profit, excluding Tier 1 carrier market	21,752	7,233	28,985
Tier 1 carrier market	--	10,492	10,492
Total gross profit	21,752	17,725	39,477

Directly allocatable expenses	10,400	8,680	19,080
Segment net profit contribution	$11,352	$9,045	$20,397
Corporate support expenses			12,590
Income before provision for income taxes			$7,807

	Nine months ended December 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$56,804	$--	$56,804
Private system operator & government market	96,158	--	96,158
Commercial dealer & reseller market	92,861	--	92,861
Retailer, dealer agent & Tier 2/3 carrier market	--	88,946	88,946
Revenues, excluding Tier 1 carrier market	245,823	88,946	334,769
Tier 1 carrier market	--	203,834	203,834
Total revenues	245,823	292,780	538,603

Gross Profit
Public carrier, contractor & program manager market	12,995	--	12,995
Private system operator & government market	26,764	--	26,764
Commercial dealer & reseller market	25,896	--	25,896
Retailer, dealer agent & Tier 2/3 carrier market	--	19,228	19,228
Gross profit, excluding Tier 1 carrier market	65,655	19,228	84,883
Tier 1 carrier market	--	25,784	25,784
Total gross profit	65,655	45,012	110,667

Directly allocatable expenses	30,747	22,197	52,944
Segment net profit contribution	$34,908	$22,815	$57,723
Corporate support expenses			36,739
Income before provision for income taxes			$20,984

	Three months ended December 26, 2010
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$23,546	$--	$23,546
Private system operator & government market	30,966	--	30,966
Commercial dealer & reseller market	28,553	--	28,553
Retailer, dealer agent & Tier 2/3 carrier market	--	28,963	28,963
Revenues, excluding Tier 1 carrier market	83,065	28,963	112,028
Tier 1 carrier market	--	55,912	55,912
Total revenues	83,065	84,875	167,940

Gross Profit
Public carrier, contractor & program manager market	5,497	--	5,497
Private system operator & government market	7,777	--	7,777
Commercial dealer & reseller market	7,931	--	7,931
Retailer, dealer agent & Tier 2/3 carrier market	--	5,301	5,301
Gross profit, excluding Tier 1 carrier market	21,205	5,301	26,506
Tier 1 carrier market	--	7,297	7,297
Total gross profit	21,205	12,598	33,803

Directly allocatable expenses	12,010	8,081	20,091
Segment net profit contribution	$9,195	$4,517	$13,712
Corporate support expenses			9,494
Income before provision for income taxes			$4,218

	Nine months ended December 26, 2010
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$69,533	$--	$69,533
Private system operator & government market	81,633	--	81,633
Commercial dealer & reseller market	88,298	--	88,298
Retailer, dealer agent & Tier 2/3 carrier market	--	80,046	80,046
Revenues, excluding Tier 1 carrier market	239,464	80,046	319,510
Tier 1 carrier market	--	155,409	155,409
Total revenues	239,464	235,455	474,919

Gross Profit
Public carrier, contractor & program manager market	16,085	$--	16,085
Private system operator & government market	21,500	--	21,500
Commercial dealer & reseller market	23,787	--	23,787
Retailer, dealer agent & Tier 2/3 carrier market	--	16,579	16,579
Gross profit, excluding Tier 1 carrier market	61,372	16,579	77,951
Tier 1 carrier market	--	24,972	24,972
Total gross profit	61,372	41,551	102,923

Directly allocatable expenses	35,828	24,576	60,404
Segment net profit contribution	$25,544	$16,975	$42,519
Corporate support expenses			29,504
Income before provision for income taxes			$13,015

The Company also reviews revenue and gross profit by its four product categories:

•
Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•
Network systems products are used to build and upgrade computing and Internet networks.  Products include fixed and mobile broadband equipment, wireless networking, filtering systems, two-way radios and security and surveillance products.  This product category also includes training classes, technical support and engineering design services.

•
Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•
Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

 Base station infrastructure, network systems and installation, test and maintenance products are primarily sold into the commercial segment, while mobile device and accessories products are primarily sold into the retail segment.

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2012 and 2011 are as follows (in thousands):

	Three months ended December 25, 2011	Nine months ended December 25, 2011
Revenues
Base station infrastructure	$50,237	$146,909
Network systems	18,861	57,474
Installation, test and maintenance	12,112	34,188
Mobile device accessories	145,040	300,032
Total revenues	226,250	538,603

Gross Profit
Base station infrastructure	15,504	45,407
Network systems	4,073	11,718
Installation, test and maintenance	2,736	7,655
Mobile device accessories	17,164	45,887
Total gross profit	39,477	110,667

	Three months ended December 26, 2010	Nine months ended December 26, 2010
Revenues
Base station infrastructure	$48,571	$148,313
Network systems	16,627	49,320
Installation, test and maintenance	14,393	34,629
Mobile device accessories	88,349	242,657
Total revenues	167,940	474,919

Gross Profit
Base station infrastructure	14,171	41,570
Network systems	3,440	8,612
Installation, test and maintenance	2,867	8,293
Mobile device accessories	13,325	44,448
Total gross profit	33,803	102,923

Note 9. Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Nine Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010

Net income	$4,773,600	$2,961,200	$12,888,000	$8,376,400
Change in value of interest rate swap, net of tax	--	21,600	24,600	51,400
Total comprehensive income	$4,773,600	$2,982,800	$12,912,600	$8,427,800

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of December 25, 2011, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of December 25, 2011, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, 2,300 shares were repurchased in fiscal year 2011 for approximately $32,100, and none were purchased in the first nine months of fiscal year 2012. As of December 25, 2011, 88,163 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 25, 2011 and December 26, 2010 the allocated value of the shares withheld totaled $511,700 and $1,200,400, respectively.

Note 11. Customer Concentration

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and nine months ended December 25, 2011, sales of products to the Company’s top customer relationship, AT&T Mobility Inc. (“AT&T”), accounted for 45% and 34% of total revenues, respectively. For both the fiscal quarter and nine months ended December 26, 2010, sales or products to AT&T, the Company’s top customer relationship, accounted for 30% of total revenues. For the fiscal quarter and nine months ended December 25, 2011, aside from AT&T, no customer accounted for more than 7% and 6% of total consolidated revenues, respectively.

Note 12. Subsequent Events

On December 30, 2011, the Company and its primary operating subsidiaries, as borrowers, entered into a Sixth Modification Agreement (the "Sixth Amendment") with SunTrust Bank and Wachovia Bank, National Association, amending the Credit Agreement for the Company's existing $35.0 million unsecured revolving credit facility.  Pursuant to the Sixth Amendment: the term of the credit facility was extended from May 30, 2012 to May 31, 2013; certain interest rate margins and unused facility fee percentages were adjusted; the amount of dividend payments allowed to be made by the Company under the Credit Facility was increased from $5.0 million to $6.25 million in any 12 month period, and the dollar amount of stock repurchases permitted under the term of the credit facility was increased from $25 to $30 million, in each case assuming continued compliance by the Company with the otherwise applicable terms of the Credit Agreement.  In addition, the Tangible Net Worth Covenant in the Credit Agreement was modified and the Company agreed to provide certain financial information to the lenders in fewer days after the close of the applicable period than had previously been provided.  The financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing Term Loan with the same lenders. Accordingly, the Sixth Modification Agreement also has the effect of amending the financial covenants applicable to the Term Loan.

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

We evaluate revenue, gross profit and net profit contribution for each segment.  Net profit contribution is defined as gross profit less any expenses that can be directly attributed or allocated to that segment.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses, which are not allocated to either segment, includes our administrative costs – finance, human resources, information technology,  operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

Excluding sales to our Tier 1 carriers, third quarter revenues increased by 5.6% as compared to the third quarter of fiscal year 2011. As a result of a 93.0% increase in sales to our Tier 1 carriers (including AT&T), total third quarter revenues increased by 34.7% compared to the third quarter of fiscal year 2011. In the third quarter of fiscal year 2012, AT&T, our largest customer, accounted for 45% of total revenues, compared to 30% of total revenues in the third quarter of fiscal year 2011. No other customer accounted for more than 7% of total consolidated revenues during the third quarter of fiscal year 2012. Excluding our Tier 1 carriers, gross profit increased 9.4% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal year 2011.  Gross profit from our Tier 1 carriers increased 43.8% in the same period, resulting in an overall increase of 16.8% compared to the third quarter of the prior fiscal year.  Selling, general and administrative expenses increased by 7.2% over the prior year quarter, primarily due to increases in our pay for performance bonus expense and an increase in AT&T marketing development expenses. As a result, net income increased by 61.2% and diluted earnings per share grew by 55.3% over the prior-year quarter.

We believe that our recent growth has been, and we expect that it will continue to be, largely driven by the growth in smart phones and other smart devices.  Consumers’ demand for these devices is helping to drive opportunities for the sale of our accessory product to our Tier 1 and other retail customers.  Also, we believe the growth in smart phones will require more network build outs in the coming quarters that will impact our Commercial segment.  Also, we continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

In January 2011, we reported that our largest customer, AT&T, was assessing cost reduction business model changes that could affect our supply chain relationship with them.  In July 2011, this customer indicated to us that the current business model will stay in place at least into the beginning of our next fiscal year and that additional business will flow through TESSCO in the meantime. Accordingly, we experienced a significant increase in shipments and revenues, with an accompanying decrease in gross profit margin, with this customer during the third quarter of fiscal 2012. This customer also indicated that, over time, it expects to continue to explore business model changes in an ongoing effort to lower total costs. The prospect for future business model changes by this customer puts our business with them at risk.

Notwithstanding the recent and significant increase in shipments and revenues from this customer, this supply chain relationship, like those with most of our other customers and suppliers, contains no ongoing purchase or sale obligations and is terminable by either party upon relatively short notice.  Absent this supply chain relationship, we could, however, maintain the ability to sell our proprietary products to this customer.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. Because of the nature of our business,   we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and expect that we will continue to be so affected in the future. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 380 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

Third Quarter of Fiscal Year 2012 Compared with Third Quarter of Fiscal Year 2011

Total Revenues. Revenues for the third quarter of fiscal year 2012 increased 34.7% as compared with the third quarter of fiscal year 2011, due to a 66.5% increase in retail segment revenues.  The retail sales growth was largely a result of a 93.0% increase in sales to our Tier 1 carrier customers, primarily AT&T, but also due to a 15.3% increase in sales to our non-Tier 1 customers.  Commercial segment revenues increased 2.2% compared to the third quarter of fiscal year 2011, with a significant increase in sales to our commercial dealers and resellers market, offset by a decline in sales to our public carrier, contractor and program manager market.  During the third quarter, sales of our proprietary products, which are sold primarily to other than our Tier 1 carrier customers, increased 7.0% on a dollars basis, as compared to the prior year quarter . However, due to the significant increase in overall sales, and the fact that proprietary product sales represented only a small percentage of the increased AT&T sales on a dollar basis, proprietary product sales decreased to 6.9% of total sales compared to 8.6% of total sales in the prior year quarter. Because our proprietary products generally carry higher gross margins than our other non-proprietary third party products, the increased sales of proprietary products on a dollars basis contributed to the margin growth we experienced during the third quarter in sales to other than our Tier 1 carrier customers (see detailed explanation below).

Total Gross Profit. Gross profit for the third quarter of fiscal year 2012 increased 16.8% as compared with the third quarter of fiscal year 2011, due to a 40.7% increase in our retail segment and a 2.6% increase in our commercial segment. Within the retail segment, our Tier 1 carrier market showed a considerable increase in sales, but the impact on overall gross margin was lessened by the lower margins we experienced in sales to AT&T resulting from the business relationship expansion.  The increase in our commercial segment was driven by increases in our private and government market and our commercial dealers and resellers market, and was partially offset by a decline with our public carrier, contractor and program manager market.  Overall gross profit margin decreased to 17.4%, compared to 20.1% for the same period last year, driven by the expanded AT&T business.  However, excluding our Tier 1 carriers, gross profit margin increased from 23.7% in the third quarter of fiscal year 2011 to 24.5% in the third quarter of fiscal year 2012.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $2.1 million or 7.2% in the third quarter of fiscal year 2012 as compared with the third quarter of fiscal year 2011. Selling, general and administrative expenses as a percentage of revenues decreased to 14.0% in the third quarter of fiscal year 2012 from 17.5% in the third quarter of fiscal year 2011 primarily as a result of a significant increase in revenues only partially offset by a less significant increase in selling, general and administrative expenses. The largest factors contributing to the overall increase in total selling, general and administrative expenses were increased AT&T market development expenses and increased pay for performance bonus expense, partially offset by decreased compensation and benefit expenses.

Marketing expenses increased by $1.1 million, or 50.4%, in the third quarter of fiscal year 2012 as compared to the same period last year, primarily related to an increase in AT&T market development expenses, which are completely variable to sales.

Pay for performance bonus expense (including both cash and equity plans) increased by $3.6 million in the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011. Because our reward programs are performance based, our strong results during the first nine months of 2012 resulted in increased bonus expense. Third quarter fiscal year 2011 results were lower than expected and required a significant decrease in previously accrued bonus expense.

Compensation and benefit expense decreased approximately $1.4 million in the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011.  This decrease was primarily related to position consolidations made during the fourth quarter of fiscal year 2011.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $206,700 and $301,400 for the third quarter ended December 25, 2011 and December 26, 2010, respectively.

Interest, Net. Net interest expense decreased from $118,900 in the third quarter of fiscal year 2011 to $73,500 in the third quarter of fiscal year 2012, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 29.8% in the third quarter of fiscal year 2011 to 38.9% in the third quarter of fiscal year 2012.  The lower than normal tax rate in the third quarter of fiscal 2011 was primarily attributable to a reduction in our uncertain tax position reserve as a result of a lapse in the applicable statute of limitations. Excluding the impact of this reduction, the effective tax rate for the third quarter of fiscal year 2011 would have been 39.5%. As a result of the factors discussed above, net income for the third quarter of fiscal year 2012 increased 61.2% and diluted earnings per share increased 55.3% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $84.9 million in the third quarter of fiscal year 2012, compared to $83.1 million in the prior year period, a 2.2% increase.  Gross profit totaled $21.8 million, a 2.6% increase as compared to the third quarter last year.  Within this segment, the commercial dealers and resellers market grew revenues by 14.6% and gross profits by 10.8%.  The private system operator and government market grew revenues by 8.6% and gross profits by 11.0%.  We continue to see strong opportunities for our proprietary and customized solutions in this market as these customers continue to build and enhance their own private wireless applications.  The public carrier, contractor and program manager market had revenue and gross profit decline of 21.1% as carriers continued to delay significant network builds.

Our direct expenses in this segment totaled $10.4 million, a 13.4% decline compared to the third quarter of fiscal year 2011, due to a decrease in compensation and marketing expenses.  Therefore, total segment net profit contribution was $11.4 million, a 23.5% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $141.3 million in the third quarter of fiscal year 2012, representing a 66.5% increase from the prior year period.  Gross profit totaled $17.7 million, a 40.7% increase.  These increases are primarily due to significantly higher sales to our Tier 1 carrier market (primarily AT&T), which showed a 93.0% revenue increase and a 43.8% gross profit increase, both resulting from the previously discussed expansion of this relationship.  Revenues in our retailer, dealer agent and Tier 2/3 carrier market also increased in the third quarter of fiscal year 2012 as compared to the same period last year, up 15.3%, with a 36.4% increase in gross profit, a result of changes in product and customer mix.

Our direct expenses in this segment totaled $8.7 million in the third quarter of fiscal year 2012, a 7.4% increase over the prior year period, a result of increased market development expenses for AT&T, which are completely variable to sales, partially offset by lower compensation and freight expenses.  Therefore, total segment net profit contribution was $9.0 million for the third quarter of fiscal year 2012, a 100.2% increase over the prior year period.

First Nine Months of Fiscal Year 2012 Compared with First Nine Months of Fiscal Year 2011

Total Revenues. Revenues for the first nine months of fiscal year 2012 compared with the first nine months of 2011 increased 13.4%, due to a 2.7% increase in commercial revenues and a 24.3% increase in retail segment revenues.  Commercial revenue growth was primarily driven by significant increase in sales to our private system operator and government market, partially offset by a decline in sales to our public carrier, contractor and program manager market.  Retail sales were driven by growth in our Tier 1 market as well as our retailer, dealer agent and Tier 2/3 carrier market.  Sales of our proprietary products accounted for 8.8% and 9.6% of total sales in the first nine months of fiscal 2012 and 2011, respectively.

Total Gross Profit. Gross profit for the first nine months of fiscal year 2012 increased 7.5% as compared with the first nine months of fiscal year 2011, due to a 7.0% increase in our commercial segment and an 8.3% increase in our retail segment.  Overall gross profit margin decreased to 20.5%, compared to 21.7% for the same period last year, a result of the expanded business with AT&T beginning in the third quarter of fiscal year 2012. Excluding sales to our Tier 1 carrier customers, gross profit margin increased from 24.4% to 25.4%, due to pricing initiatives and product mix.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses was essentially flat compared to the first nine months of fiscal 2011.   Selling, general and administrative expenses as a percentage of revenues decreased to 16.6% for the first nine months of fiscal year 2012, as compared to 18.9% for the first nine months of fiscal year 2011, resulting from an increase in revenues along with flat selling, general and administrative expenses. While expenses were flat, there was a significant increase in our pay for performance bonus expense, offset by a decrease in compensation and benefits and freight costs.

Compensation and benefit costs decreased approximately $4.0 million, or 8.7%, in the first nine months of fiscal year 2012, as compared to the first nine months of fiscal year 2011. This decrease was primarily related to position consolidations made during the fourth quarter of fiscal year 2011 and lower use of overtime and temporary employees.

Freight expense decreased by approximately $1.9 million, or 16.0%, in the first nine months of fiscal year 2012.  This was a result of more efficient operational flow and a higher revenue per pound shipped ratio during this year to date as compared to the first nine months of fiscal year 2011.

Pay for performance bonus expense (including both cash and equity plans) increased by $7.0 million compared to the first nine months of fiscal year 2011. Because our reward programs are performance based, our strong results during the first nine months of fiscal year 2012 resulted in increased bonus expense for the period.  Diluted earnings per share for the first nine months of fiscal year 2012 are $1.60 compared to $1.07 for the first nine months of fiscal year 2011.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $283,200 and $875,200 for the nine months ended December 25, 2011 and December 26, 2010, respectively. During the first nine months of fiscal year 2012, we experienced lower than normal bad debt expense due in part to recoveries of amounts previously reserved or written off.

Interest, Net. Net interest expense decreased from $326,500 in the first nine months of fiscal year 2011 to $251,900 in the first nine months of fiscal year 2012, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased to 38.6% in the first nine months of fiscal year 2012 as compared to 35.6% for the first nine months of fiscal year 2011. This increase is mostly attributable to a reduction in our uncertain tax position reserve in the third quarter of fiscal year 2011.  As a result of the factors discussed above, net income for the first nine months of fiscal year 2012 increased 53.9% and diluted earnings per share increased 49.5% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $245.8 million in the first nine months of fiscal year 2012, up 2.7% as compared to the prior year period.  Gross profit totaled $65.7 million during the first three quarters of fiscal year 2012, a 7.0% increase as compared to the prior year period.  Within this segment, as compared to the prior year period, the private system operator and government market grew revenues by 17.8% and gross profits by 24.5%. We continue to see strong opportunities for our proprietary and customized solutions in this market as these customers continue to build and enhance their own private wireless applications.  The commercial dealer and reseller market showed a 5.2% increase in revenues, and a 8.9% increase in gross profit during the first nine months of fiscal year 2012, as compared to the prior year period.  The public carrier, contractor and program manager market had a revenue decline of 18.3% and a gross profit decline of 19.2% compared to the prior year period, as carriers continued to delay significant network builds.

Our direct expenses in this segment totaled $30.7 million, a 14.2% decline as compared to the first nine months of fiscal 2011, due to less compensation and marketing expenses.  Therefore, total segment net profit contribution was $34.9 million, a 36.7% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $292.8 million in the first nine months of fiscal year 2012, a 24.3% increase over the prior year period.  Gross profit totaled $45.0 million, an 8.3% increase as compared to the prior year period.   As compared to the first nine months last year, revenues in our retailer, dealer agent and Tier 2/3 carrier market were up 11.1%, with a 16.0% increase in gross profit for the first nine months of fiscal year 2012.  Sales to our Tier 1 carrier market (primarily AT&T), showed a 31.2% revenue increase and a 3.3% gross profit increase for the first nine months of fiscal year 2012 as compared to the same period last year, both due to the expansion of our AT&T relationship.

Our direct expenses in this segment totaled $22.2 million, a 9.7% decline in the first nine months of fiscal 2012 as compared to the same period last year, due to a decrease in compensation and non Tier 1 marketing expenses, partially offset by an increase in market development funds paid to our largest customer.  Therefore, total segment net profit contribution was $22.8 million, a 34.4% increase over the prior year period.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the nine months ended December 25, 2011 and December 26, 2010:

	Nine Months Ended
	December 25, 2011	December 26, 2010
Cash flows provided by operating activities	$14,611,300	$9,730,500
Cash flows used in investing activities	(4,960,900)	(7,126,700)
Cash flows used in financing activities	(3,377,300)	(2,964,600)
Net increase (decrease) in cash and cash equivalents	$6,273,100	$(360,800)

We generated $14.6 million of net cash from operating activities in the first nine months of fiscal year 2012 compared with $9.7 million generated in the first nine months of fiscal year 2011. In the first nine months of fiscal year 2012, our cash provided by operating activities was primarily driven by a significant increase in net income (net of depreciation and amortization and non-cash stock-based compensation expense) and accounts payable partially offset by increases in trade accounts receivable and inventory. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts, including the expansion of our AT&T relationship during the third quarter of fiscal year 2012.  The increase in trade accounts receivable is primarily due to the timing of sales and collections, including AT&T as well as the fact that we have granted extended payment terms to certain large customers. The increased inventory levels are to support growing sales, including the significant increase in sales to AT&T during the third quarter of fiscal year 2012, and to improve our inventory availability for our other customers. Increased orders from AT&T may require us to purchase and pay for inventory before the sale and collection of funds from this customer, resulting in a negative short-term impact on our cash position.

Capital expenditures of $5.0 million in the first nine months of fiscal year 2012 were up from expenditures of $4.3 million in the first nine months of fiscal year 2011. In the first nine months of fiscal year 2012, capital expenditure were largely comprised of $1.9 million for leasehold improvement expenditures related to our administrative offices and $1.7 million for investments in information technology.  In the first nine months of fiscal 2011, capital expenditures primarily consisted of investments in information technology.  A portion of these leasehold improvements expenditures is expected to be reimbursed to us by our landlord during our fourth fiscal quarter, pursuant to the applicable terms of our lease.   When received, these funds will be recorded as deferred rent and will be charged as an offset to rent expense over the remaining term of the lease.

In addition to investments in capital expenditures, cash flow used in investing activities for the first nine months of fiscal 2011, were also impacted by a $2.9 million cash earn-out payment under our acquisition agreement with TerraWave Solutions, Ltd. and GigaWave Technologies, Ltd. Net cash used in financing activities was $3.4 million for the first nine months of fiscal year 2012 compared with a net cash outflow from financing activities of $3.0 million for the first nine months of fiscal year 2011.  For the first nine months of fiscal year 2012 and fiscal year 2011, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of treasury stock and stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association), with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of December 25, 2011, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wachovia Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013.

This revolving credit facility has been amended several times since its inception and as of December 30, 2011 allows us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $6.25 million of dividends in any 12 month period. As of December 25 2011, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, which until the loan terms were recently modified as described below, was scheduled for June 30, 2011. The note bore interest at a floating rate of LIBOR plus 1.75% until June 30, 2011, whereupon the modified terms as described below took effect. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.8 million as of December 25, 2011.  On May 20, 2011, but effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.  We are not currently party to any interest rate swap associated with this agreement.  As of December 25, 2011, we were in compliance with all of the loan covenants.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 25, 2011, the principal balance of this term loan was approximately $188,100.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal year 2010.  The initial amount of the dividend (after the effect of stock splits) was $0.067 per share through the fourth quarter of fiscal year 2010, and we subsequently made quarterly dividend payments in the amount of $0.10 per share through the first quarter of fiscal year 2012.  On July 19, 2011, we declared a cash dividend in the amount of $0.15 per share which was paid on August 17, 2011 to shareholders of record as of August 3, 2011 and on October 17, 2011, we declared a cash dividend in the amount of $0.15 per share which was paid on November 16, 2011 to shareholders of record as of November 2, 2011.  On January 9, 2012, we declared a cash dividend in the amount of $0.15 per share, payable on February 15, 2012 to holders of record as of February 1, 2012. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 25, 2011, we do not have any material capital expenditure commitments.

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

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described below. The accounting standard is effective for the Company beginning April 2, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.8 million at December 25, 2011, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on December 25, 2011 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of December 25, 2011, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the third quarter of fiscal year 2012, the Company did not repurchase any shares of its common stock pursuant to this program. As of December 25, 2011, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of December 25, 2011, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction for approximately $6.4 million. Until December 30, 2011, our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limited to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. As of December 25, 2011, we had the ability to purchase approximately $11.3 million in additional shares of common stock without violating this covenant. Effective December 30, 2011, the Company and its lender increased this limit from $25.0 million to $30.0 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None.

 Item 6. Exhibits.

(a)	Exhibits:

31.1.1*	Certification of Chief Executive Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1*	Certification of Chief Financial Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	Certification of periodic report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1*	Certification of periodic report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2011 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended December 25, 2011 and December 26, 2010; (ii) Consolidated Balance Sheet at December 25, 2011 and March 27, 2011; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 25, 2011 and December 26, 2010; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	February 3, 2012	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)