Form 10-K
period 2012-04-01
TESSCO TECHNOLOGIES INC
filed 2012-05-31
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 1, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission file number 0-24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-0729657 (I.R.S. Employer Identification No.)
11126 McCormick Road, Hunt Valley, Maryland (Address of principal executive offices)	21031 (Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 25, 2011, was $70,661,400.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 14, 2012, was 8,023,471.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders, scheduled to be held July 26, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (TESSCO, we, or the Company) is Your Total Source® for making wireless work. The convergence of wireless and the internet is revolutionizing the way the world lives and works. New systems and applications are unlocking potential at an unprecedented rate. TESSCO is there, thinking in new ways for exceptional outcomes. TESSCO architects and delivers the product and value chain solutions to organizations responsible for building, operating and maintaining wireless broadband systems.

We classify our customers into two broad segments, the commercial segment and the retail segment. Customers in the commercial segment include a diversified mix of carrier and public network operators, tower owners, program managers, contractors and integrators, wireless internet service providers, industrial and enterprise self-maintained users (including railroads, utilities, mining operators, oil and gas operators and technicians), governments, manufacturers, and value-added resellers. In our retail segment, our customers consist of tier 1, 2 and 3 carriers and their independent agents, dealers and consumers, as well as other local and national retailers. Combining both segments, we currently serve an average of approximately 13,000 non-consumer customers per month.

We provide our customers with support, products and services to build and maintain these primary systems:

•	Broadband Connectivity
•	Base Station Infrastructure
•	Critical Communications
•	Indoor Network Architecture
•	Maintenance Repair and Assembly
•	Outdoor Network Architecture
•	Remote Monitoring and Control
•	Mobility and User Devices

We offer products in these categories: base station infrastructure, network systems, mobile devices and accessories, and installation, test and maintenance products. We source and develop our product offer from leading manufacturers throughout the world.

Our operational platform, which we refer to as our Knowledge, Configuration, Delivery and Control System (KCDCTM), allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Global Market (symbol: TESS), since 1994. Today, we operate 24 hours a day, seven days a week, under ISO 9001:2008 and TL 9000 registrations.

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

For information regarding our website address and material available free of charge through the website, see the information appearing under the heading "Available Information" included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

Customers

Our customer base, and our sales and product organization is split into commercial and retail segments, which accounted for approximately 45% and 55%, respectively, of fiscal year 2012 revenues. Commercial customers share the characteristic that they are organizations that design, install, operate, repair or re-sell wireless broadband systems and products. We group our commercial customers into three different categories: 1) public carriers contractors and program managers, 2) private system operators and governments and 3) commercial dealers and resellers, which accounted for approximately 23%, 39% and 38%, respectively, of fiscal year 2012 commercial revenues.

Public carriers, contractors and program managers are system operators that are generally responsible for building and maintaining the public infrastructure system and providing airtime service to individual subscribers. Private system operators and government customers include commercial entities, major utilities, transportation companies, manufacturers, installation centers, federal agencies and state and local governments. Commercial dealers and resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment for the enterprise and consumer markets. These resellers include local and national value-added resellers and retailers.

Our retail customer base includes (1) retailers, dealer agents and Tier 2 and 3 carriers, which accounted for approximately 29% of fiscal year 2012 retail revenues and (2) Tier 1 carriers (including our largest customer, AT&T Mobility (AT&T)), which accounted for approximately 71% of fiscal year 2012 retail revenues.

Our largest customer relationship, AT&T, a Tier 1 cellular carrier purchasing cellular phone and other device accessories for resale into their corporate owned stores, accounted for approximately 36% of our total revenues during fiscal year 2012. Our next nine largest customer relationships accounted for 9% of our total revenues during fiscal year 2012, and therefore, our top ten customer relationships totaled 45% of our total revenues. In April 2012, we were notified by AT&T that they intend to transition their corporate retail store product management, packaging and fulfillment operations from TESSCO to an internal product management organization and a third party logistic provider. We currently expect this transition will begin in the second quarter of our fiscal 2013, and that this business will be fully transitioned and terminate at some point during our third fiscal quarter of fiscal 2013, resulting in a significant reduction in revenues but a lesser relative impact on overall profits. During and after the transition, we expect to continue to supply product to this customer’s other programs, including our proprietary Ventev® products.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 100 countries. Due to our diverse product segments and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season. Also, our base station infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 10 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to approximately $73,000 and gross profit margins ranging from less than 5% to over 95%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products, and mobile devices and accessories, which accounted for approximately 27%, 10%, 6%, and 57% of fiscal year 2012 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration. Network systems products are used to build and upgrade public and private wireless broadband networks. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular and smart phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including providing private label Internet sites, complement our mobile devices and accessory product offering.

While we principally provide manufacturer brand-name products, a variety of products are developed, manufactured and offered under TESSCO-owned brands including, Ventev®, Wireless Solutions® and TerraWave®. The products we offer under these brands generally consist of device accessory products that fall into the mobile device and accessory product category as well as WLAN and network systems accessory products and remote monitoring and control solutions that fall into the network systems category. Also, our WLAN certification training is offered under our training unit GigaWave® trade name and is reported in the network systems category. We have not incurred significant research and development expenditures in any of the last three fiscal years.

Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control. Knowledge solutions include the entire suite of TESSCO knowledge tools that focus on educating the industry, including product highlights, showcases and/or comparisons, with comprehensive specifications on the products, solutions and applications that are offered and reinforced by engineering, sales and technical support, as well as hands-on training programs. Configuration services are comprised of customized product solution kitting and assembly, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale. Our delivery system allows the customer to select 1-, 3- or 5-day “just-in-time” delivery, to specific delivery locations, designed to eliminate the customer’s need for staging and warehousing. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product usage tracking, history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

On a consolidated basis, revenues from sales of products purchased from our top ten vendors accounted for 43% of total revenues, and sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 17% of our total revenues. Much of this concentration, however, is attributable to our mobile device accessory sales to AT&T, which are expected to be fully transitioned from TESSCO to a third party logistics provider in the third quarter of our fiscal 2013 (see Customer section above for more information regarding this relationship): approximately 77% of revenues from this customer were derived from sales of products purchased from ten vendors, the largest of which is Otter. If sales to AT&T are excluded, vendor concentration is much lower: 35% of non-AT&T revenues were derived from sales of products purchased from our top ten vendors, and no vendor represented more than 10% of non-AT&T sales.

The terms of our current business relationship with Otter are set to expire in March 2013 and as such, we have been engaged in discussions with them regarding revised terms of our relationship.  Between now and March 2013 we plan to continue our aggressive marketing and selling of Otter products as a key part of our multi-brand offering and also plan to continue our dialogue with Otter related to future business terms.

The amount of purchases we make from each of our approximately 390 vendors may significantly increase or decrease over time. As the level of business changes, we may request, or be requested by our vendors, to adjust the terms of our relationships. Therefore, our ability to purchase and re-sell products from all of our vendors, including Otter, depends on being able to reach agreement with these vendors on business terms. In addition, the agreements and arrangements on which most of our larger vendor relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months and two years. Generally, we believe that alternative sources of supply are available for many of the product types we carry.

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
•
Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including The Wireless Journal®, and TESSCO.com®, our Solution and Transaction System;

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

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence.  Both our Commercial and Retail segments include a Market Development and Sales team, a Solutions Development, Product Management and Marketing team and a Customer Support and Order Entry team. Expenses for our Procurement and Inventory Management team and Fulfillment and Distribution team are allocated to each segment based on a percentage of resources used.  The Information and Technology team is not allocated to our segments.

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on our commercial customers: 1) public carriers, contractors, and program managers, 2) private system operators and governments, and 3) commercial dealers and resellers; our retail customers: 1) retailers, dealer agents and Tier 2 and Tier 3 carriers, and 2) Tier 1 carriers; as well as consumers which are also included in the retail segment (e.g. affinity programs, Web store programs and fulfillment and consumer services).  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 235,000 existing customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. Additionally, we have information on approximately 400,000 contacts that serve as potential new customers in our market. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications, and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance, and the overall enhancement of the business relationship. The process is aimed at attracting prospects to TESSCO, converting these prospects to buying customers, and ultimately migrating them to loyal, total-source monthly buyers.

Solutions Development, Product Management and Marketing: We actively monitor advances in technologies and industry trends, both through market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our Solutions Services Team offers applications engineering to market-specific applications such as Positive Train Control, Smart Grid and fiber networks, custom integrated solutions for power systems, and site kitting and flexible custom network design services for areas such as in-building coverage, tower design, and wireless video surveillance systems.

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

As a thought leader in the wireless industry, TESSCO’s marketing materials are used for both educating the industry and for promoting TESSCO’s value. We utilize our WPKS to develop both broad-based and customized product solution information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product solution and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is readily available electronically on TESSCO.com and is periodically sent to qualified customers in hard copy form; The Wireless Journal®, a trade journal with a bimonthly circulation of approximately 80,000, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed on a regular basis to more than 200,000 different individuals and is uniquely produced for various portions of our customer base; The Wireless Bulletin® family, including The Wireless Bulletin for Accessories for Handsets, Tablets & Music Devices which has a bimonthly circulation of approximately 20,000, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Security & Surveillance, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed on an as-need basis in a given year; Technical Application Notes, interactive Systems Supported Reference Drawings, and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®. In addition, TESSCO publishes online, Web-browser-enabled, companion versions of its many printed publications, including The Wireless Bulletin Online, The Wireless Guide Online, and The Wireless Journal Online.

TESSCO.com® is our e-commerce site and the gateway to Your Total Source® for the knowledge, products, and solutions for building, using, and maintaining wireless broadband systems. It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions and is intended for our commercial customers; its feature-rich capabilities include:

•	Customer-specific home page that offers a customized presentation of relevant, market-specific content, tailored to the logged-in users’ role in wireless;
•	Powerful product search capabilities enabled by Google search engine logic;
•	Real-time pricing and product availability;
•
Easy ordering capabilities, including a Worksheet ordering tool which is the foundation for building end-to-end solutions and requirements, and which allows for the construction and configuration of a total-source order; Worksheets can be immediately converted to an order, as well as saved, copied, shared, uploaded and emailed;

•	Knowledge Center that unlocks all assets of TESSCO.com and enables the streamlined navigation of TESSCO’s knowledge content (articles, advice, white papers, Systems Supported illustrations, videos, installation guides, product selection guides, or any other content featured on TESSCO.com);
•	Variety of useful customer service, financial and technical support pages, including the Your Account Page which includes all of the tools necessary to manage or modify orders, update the account, find the right support, review Worksheets, handle warranty claims, and explore TESSCO’s capabilities;
•	Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;
•	Order Tracking Center provides online order status, at every step of the way, of all order items, available in the real-time Your Account Portal;
•	Order reservations, order status, back-order details and four-month order history;
•	Ability to view invoices online and customer-specific pricing, based on our tiered pricing levels tied to a customer's aggregate purchase volume;
•
Systems and Devices Supported pages feature interactive, how-to illustrations for a range of wireless applications that help with system design or device accessory support; the illustrations show the product required for a given application, allowing the user to configure an end-to-end solution and build a Worksheet;

•	RSS Feeds that allow customers to see TESSCO’s newest products;
•	Feedback Center that makes it easy for customers to provide input on our services, Knowledge Tools and Website; and
•	Interactive versions of various Knowledge Tools, including: several customized versions of The Wireless Bulletin®, The Wireless Update®, The Wireless Guide®, and The Wireless Journal®.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers increased from 12,700 in fiscal year 2011 to 13,000 in fiscal year 2012.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of April 1, 2012 and March 27, 2011, we had an immaterial level of backlog orders. Most backlog orders as of April 1, 2012, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended April 1, 2012 and March 27, 2011, inventory write-offs were 0.7% and 0.9% of total purchases, respectively. In many cases, we have been able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2012 and 2011 were 11.8 and 10.4, respectively. This increase is largely due to an increase in sales to our largest customer, AT&T Mobility, which have a shorter inventory turnover than our typical sales.

Fulfillment and Distribution: Orders are received at our Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas customer sales support centers. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated warehouse management system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, to minimize multiple product shipments to complete an order and to limit inventory duplication. Bar-coded labels are used on every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. We contract with a variety of freight line and parcel transportation carrier partners to deliver orders to customers.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors, such as Brightpoint, Superior Communications, and Genco ATC Logistics in our retail segment and Hutton Communications, KPG Logistics, Westcon, Comstor, Tech Data, Ingram Micro, Site Pro 1, Winncom, Talley Communications and Alliance Corporation in our commercial segment. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months' or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 390 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®, Delivering Everything for Wireless®, Delivering What You Need…When and Where You Need It®, GigaWave Technologies®, Going Beyond the Ordinary®, LinkUPS®, ORDERflow®, Solutions That Make Wireless Work®, TerraWave Solutions®, TESSCO®, TESSCO Making Wireless Work®, TESSCO Technologies®, TESSCO.com®, Ventev®, Ventev Innovations®, The Vital Link to a Wireless World®, The Wireless Bulletin®, The Wireless Guide®, The Wireless Journal®, Wireless Solutions®, The Wireless Update®, Your Total Source®, Your Virtual Inventory®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

Although, we currently hold no patents, we intend, if and when appropriate, to seek patent protection for patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to our business, and as a result, our business may be adversely affected. In response to patents of others, we may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design our systems around the patents of others.

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2012 and there are no material expenditures planned for such purposes in fiscal year 2013.

Employees

As of April 1, 2012, we had 843 full-time equivalent employees. Of our full-time equivalent employees, 420 were engaged in customer and vendor service, marketing, sales and product management, 339 were engaged in fulfillment and distribution operations and 84 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	68	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. has served as president and chief executive officer since founding the current business in 1982. Mr. Barnhill has been a director of the Company since 1982, and has served, and continues to serve, as Chairman of the Board since November 1993.

David M. Young	41	Senior Vice President, Chief Financial Officer and Corporate Secretary	David M. Young joined the Company in July 1999 and has served as senior vice president and chief financial officer since March 2006. Between April 2002 and February 2006, Mr. Young served as a vice president, and between February 2005 and March 2006, he served as acting chief financial officer. Prior to February 2005, Mr. Young served as the Company’s controller. Since March 2004, Mr. Young has served, and continues to serve, as Corporate Secretary. Prior to joining the Company, Mr. Young served as assistant vice president and assistant corporate controller at Integrated Health Services, Inc.

Gerald T. Garland	61	Senior Vice President of the Commercial Segment	Gerald T. Garland rejoined the Company in April 2003 and has served as senior vice president since April 2006. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004 and as senior vice president of the network infrastructure line of business since April 2003. Since July 2011, Mr. Garland has served as Senior Vice President of the Commercial Segment. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Douglas A. Rein	52	Senior Vice President of Performance Systems and Operations	Douglas A. Rein joined the Company in July 1999 as senior vice president of performance systems and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Said Tofighi	57	Senior Vice President of the Retail Segment and Global Manufacturer Supply Chain	Said Tofighi rejoined the Company in October 2000 as vice president of customer administration. In April 2005, Mr. Tofighi began serving as vice president of the customer supply chain unit and served in that capacity until May 2006, when he was appointed senior vice president, customer supply chain. In April 2007, Mr. Tofighi began serving as senior vice president of market development and sales. Since July 2011, Mr. Tofighi has served as Senior Vice President of the Retail Segment and Global Manufacturer Supply Chain. Mr. Tofighi originally joined the Company in March 1993 and served in various leadership roles through July 1999. From July 1999 through October 2000, Mr. Tofighi worked outside the Company.

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

 We typically purchase and sell our products and services on the basis of individual sales or purchase orders, and even in those cases where we have standing agreements or arrangements with our customers and vendors, those agreements and arrangements typically contain no purchase or sale obligations and are otherwise terminable by either party upon several months' or otherwise short notice.

Our sales to customers and our purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, we have formal agreements or arrangements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months' or otherwise short notice, and they typically contain no purchase or sale obligations. If our vendors or suppliers refuse to, or for any reason are unable to supply products to us, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to make purchases from other sources, experience significant changes in demand internally or from their own customer bases, become financially unstable, or are acquired by another company, our ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on our financial position and results of operations.

The loss or any change in the business habits of key customers or vendors, including the pending loss of our AT&T Mobility corporate retail store supply relationship, may have a material adverse affect on our financial position and results of operations.

Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months' or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. In fiscal year 2012, sales to our largest customer relationship, AT&T Mobility, accounted for approximately 36% of total revenues.

In January 2011, we reported that AT&T was assessing cost reduction business model changes that could affect our supply chain relationship with them. In the July 2011, AT&T agreed to purchase a larger portion of its device accessory purchases from us in exchange for a lower per unit cost. Accordingly, beginning in the third quarter of fiscal 2012, we experienced significant increases in shipments and revenues, with an accompanying decrease in gross profit percentage. In April 2012, AT&T informed us that they intend to begin to transition this business from us in the second quarter of our fiscal 2013, and for this business to fully terminate at some point during our third fiscal quarter of 2013. Transition and termination of this relationship will result in a significant reduction in our revenues. This business carries a lower margin than our non-AT&T business, and as a result the impact on gross profit, while still significant, is not expected to be as significant on a percentage basis.  Separately, we see the potential to increase gross profit in our non-AT&T business, and we see the opportunity to reduce expenses following transition of the AT&T business. If we are successful in increasing gross profit in our non-AT&T business, and in reducing expenses, we believe that we will be able to offset at least some of the loss in profits from termination of the AT&T relationship. There can be no assurances, however, that we will be successful in these efforts or that our financial position and results of operation will not suffer.

Sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 17% of our total revenues. Much of this concentration, however, is attributable to our mobile device accessory sales to AT&T, which are expected to be fully transitioned from TESSCO to a third party logistics provider in the third quarter of our fiscal 2013: approximately 77% of revenues from this customer were derived from sales of products purchased from ten vendors, the largest of which is Otter. If sales to AT&T are excluded, vendor concentration is much lower: no vendor represented more than 10% of non-AT&T sales (Otter represented 9%). The terms of our current business relationship with Otter are set to expire in March 2013 and as such, we have been engaged in discussions with them regarding revised terms of our relationship.  Between now and March 2013 we plan to continue our aggressive marketing and selling of Otter products as a key part of our multi-brand offering and also plan to continue our dialogue with Otter related to future business terms. Our ability to purchase and re-sell products from all of our vendors, including Otter, depends on being able to reach agreement with these vendors on business terms.

We have experienced the loss and changes in the business habits of significant customer and vendor relationships in the past and expect to do so in the future. It is the nature of the business. Over the past decade, however, we have generally been successful in replacing significant customer and vendor relationships when lost.  However, the loss of customer relationships like AT&T, and the corresponding reduction in the volume of product sales identified to those relationships, can affect our negotiating ability with vendors supplying those products.  This can affect our margins in sales of those products to other customers. If we are unable to replace those products at favorable pricing and terms, or if we are unable to offer those products to our customers at all, our competitiveness may suffer and result in reduced revenues and profits.  There can be no assurance that we will be successful in replacing any of our current or future relationships if and when lost, or in the event of a substantial reduction in revenues from any such relationship.

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

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. While we generally expect to either extend or replace our credit facilities at term expirations, there can be no assurances that we will be able to do so on favorable terms, or at all. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse affect on our business. Our current revolving credit facility expires in May 2013. Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse affect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

Our ability to borrow funds under our credit agreement could be constrained by the level of eligible receivables and inventory.

Our borrowing availability under our existing revolving credit facility is limited to certain amounts of eligible accounts receivable and inventory.   If the value of eligible accounts receivable and inventory were to decrease significantly, the amount available for borrowing under the facility could decrease. The fiscal year 2013 transition of our AT&T business will likely reduce our overall inventory and accounts receivable balances, which are currently used in the calculation of our borrowing base. The transition will also have a negative impact on our earnings if not replaced by increases in our existing business or new business opportunities. Although there can be no assurances, for fiscal year 2013, we currently believe that after the AT&T business is fully transitioned, our asset balance will continue to support the full amount available under our current facility and that our remaining earnings will keep us in compliance with all current debt covenants.

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

We rely on the Internet (including TESSCO.com®) for a significant percentage of our orders and information exchanges with our customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. There can be no assurances that our website will not experience any material breakdowns, disruptions or breaches in security. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers or suppliers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information or placing orders. This could have an adverse affect on our business, financial position and results of operations.

The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business. The loss of any of these individuals could have a material adverse affect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs). If performance targets associated with these PSUs are not met, or the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. As of the end of the year, there were 696,303 shares available for future awards under our incentive plans and we have no immediate plan to get shareholder approval for an increase in such number.

Also, in fiscal year 2012, in order to address possible concern regarding the number of equity awards that may be granted in a given year, the Board of Directors determined that it will not, absent stockholder approval indicating or permitting otherwise, make awards under the 1994 Plan over the following three fiscal year period (fiscal 2012, 2013 and 2014) for a number of shares in excess of an average annual rate over the three year period equal to 5.84% of the weighted average number of shares of our common stock projected to be outstanding at the close during each fiscal year.

These items may limit our ability to grant certain performance based equity instruments and therefore may have an adverse effect on our continued ability to attract and retain, and motivate, our employees.

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

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and indefinite lived asset valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of April 1, 2012, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 6.2% of total assets. All goodwill and intangible assets have been allocated to the Commercial segment.

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

Changes in income tax and other regulatory legislation.

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

We may be subject to litigation.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, intellectual property and other issues. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or other adverse affects. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial position and results of operations for the period in which the ruling occurred or future periods.

We may incur product liability claims which could be costly and could harm our reputation.

The sale of our products involves risk of product liability claims against us. We have also been increasing the sales of TESSCO private labeled products and providing an increased level of support services, including product and network designs. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products and services, if any, would be successfully defended or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could adversely affect our financial condition, and if substantial and relating to our products or industry generally, could affect our business as a whole.

Our expanding offering of private labeled products may have a negative impact on our relationship with our manufacturer partners.

Our product offering includes a growing number of our own proprietary products, which represented approximately 9% of our sales in fiscal 2012. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have a material adverse effect on our business and financial performance.

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

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 39% of our outstanding common stock as of April 1, 2012. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 24% of our outstanding common stock as of April 1, 2012. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC. On February 15, 2011, this lease was amended and now expires on December 31, 2017. Monthly rent payments range from $141,900 to $169,400 throughout the lease term. In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. On February 23, 2011, this lease was amended and now expires on July 31, 2014 and provides us with an ongoing annual option to terminate the lease. Monthly rent for the facility ranges from $27,500 to $33,000 throughout the lease term. Additional sales and marketing offices are located in leased office space in San Antonio, Texas. Monthly rent there is approximately $7,000 and on September 20, 2011, this lease was amended and now expires on November 30, 2013, and includes rights for early termination. West coast sales and fulfillment are facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations. The GLC is encumbered by a deed of trust as security for a term loan. See Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Both of our business segments use all of our properties for either sales or fulfillment purposes.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Global Market, since September 28, 1994, under the symbol "TESS." The quarterly range of prices per share during fiscal years 2012 and 2011 are as follows:

	High	Low	Dividends Declared
Fiscal Year 2011
First Quarter	$20.53	$15.05	$0.10
Second Quarter	18.26	10.00	0.10
Third Quarter	16.90	13.94	0.10
Fourth Quarter	16.96	10.50	0.10

Fiscal Year 2012
First Quarter	$13.48	$10.31	$0.10
Second Quarter	16.35	10.79	0.15
Third Quarter	14.92	12.00	0.15
Fourth Quarter	26.53	13.55	0.15

As of May 4, 2012, the number of shareholders of record of the Company was 105. We estimate that the number of beneficial owners as of that date was approximately 3,634.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2012 and 2011 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Until December 30, 2011, our revolving credit facility limited the amount of cash dividends that we may pay to $5.0 million annually. As of December 30, 2011, this amount was increased to $6.25 million in any twelve month period.

During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program. As of April 1, 2012, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. Through the end of the fiscal year 2012, we had repurchased 3,505,187 shares through the program for approximately $30.7 million, or an average price of $8.76 per share. Of the total shares repurchased, 2,300 were repurchased in fiscal year 2011 at an average price of $13.96 per share. An aggregate of 88,163 shares remain available for repurchase under this program. No repurchases were made in any month during the fiscal year 2012. We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2012 and 2011 the total value of shares withheld for taxes were $1,197,900 and $1,536,900, respectively.

In addition to the shares repurchased in the stock buyback program discussed immediately above, we repurchased all 705,000 shares of our common stock held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share. Our revolving credit facility and term loan with Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank limit to $30.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. At April 1, 2012, we had the ability to repurchase approximately $16.3 million in additional shares of our common stock without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on April 1, 2007 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of April 1, 2007 to April 1, 2012. The graph assumes that all dividends, if any, were reinvested.

	4/1/2007	3/30/2008	3/29/2009	3/28/2010	3/27/2011	4/1/2012
TESSCO Technologies Incorporated	$100.00	$55.38	$29.13	$87.75	$67.62	$152.18
Russell 2000	100.00	86.39	55.17	88.50	108.68	111.12
Peer Group 1	100.00	94.57	74.48	114.08	145.13	187.64
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

Item 6. Selected Financial Data.
	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010	March 29, 2009	March 30, 2008
STATEMENT OF INCOME DATA
Revenues	$733,389,900	$605,219,200	$522,031,500	$483,007,200	$520,968,200
Cost of goods sold	584,733,700	471,938,600	398,706,300	361,155,000	403,978,800
Gross profit	148,656,200	133,280,600	123,325,200	121,852,200	116,989,400
Selling, general and administrative expenses	121,652,400	117,305,100	108,269,000	110,656,400	108,875,700
Income from operations	27,003,800	15,975,500	15,056,200	11,195,800	8,113,700
Interest, net	292,900	420,600	318,300	664,300	574,100
Income before provision for income taxes	26,710,900	15,554,900	14,737,900	10,531,500	7,539,600
Provision for income taxes	10,274,000	5,536,700	5,599,100	4,203,500	2,720,900
Net income	$16,436,900	$10,018,200	$9,138,800	$6,328,000	$4,818,700
Diluted earnings per share (1)(2)	$2.03	$1.27	$1.19	$0.82	$0.58
Cash dividends declared per common share (1)	$0.55	$0.40	$0.20	$--	$--

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.7	78.0	76.4	74.8	77.5
Gross profit	20.3	22.0	23.6	25.2	22.5
Selling, general and administrative expenses	16.6	19.4	20.7	22.9	20.9
Income from operations	3.7	2.6	2.9	2.3	1.6
Interest, net	0.1	0.1	0.1	0.1	0.1
Income before provision for income taxes	3.6	2.6	2.8	2.2	1.4
Provision for income taxes	1.4	0.9	1.1	0.9	0.5
Net income	2.2%	1.7%	1.8%	1.3%	0.9%
SELECTED OPERATING DATA
Average non-consumer buyers per month	13,000	12,700	12,400	12,200	12,300
Average consumer buyers per month	500	700	800	1,500	3,200
Return on assets (3)	9.1%	6.4%	6.8%	4.8%	3.6%
Return on equity (4)	19.1%	13.5%	14.1%	10.5%	8.2%
BALANCE SHEET DATA
Working capital	$65,779,800	$49,379,000	$46,793,200	$36,625,000	$36,714,400
Total assets	202,497,700	158,701,800	151,346,700	118,652,600	143,798,600
Short-term debt	249,200	359,100	380,000	361,400	3,713,900
Long-term debt	2,708,000	2,959,100	3,328,000	3,481,700	3,842,600
Shareholders' equity	93,651,900	78,880,100	69,645,200	60,166,200	60,151,600

(1)	All per share numbers prior to March 27, 2011 have been retroactively restated for all periods presented to reflect the May 26, 2010 stock dividend in order to effect a 3-for-2 stock split.
(2)
Diluted earnings per share prior to March 28, 2010 have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Note 14 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended April 1, 2012 for further discussion.

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

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in over 100 countries, approximately 98% of our sales are to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

Beginning in the second quarter of fiscal year 2012, the Company modified the structure of its internal organization. The Company now evaluates its business and customer base in two segments – commercial and retail. The commercial segment includes: (1) public carriers, contractors, and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; and (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment includes: (1) retailers, dealer agents and Tier 2 and 3 carriers; and (2) Tier 1 carriers (including our largest customer, AT&T).

We offer a wide range of products that are classified into four business categories: base station infrastructure; network systems; installation, test and maintenance; and mobile devices and accessories. Base infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and Internet networks. We have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile devices and accessory products include cellular phone and data device accessories. Our customers generally have the ability to purchase any of our product categories, but base station infrastructure, network systems and installation, test and maintenance products are primarily sold into our commercial segment, while mobile device and accessories products are primarily sold into our retail segment.

Our largest customer relationship, AT&T, a Tier 1 cellular carrier purchasing phone accessories, accounted for approximately 36% of our total revenues during fiscal year 2012. In April 2012, we were notified by AT&T that they intend to transition their retail store supply chain business away from TESSCO beginning in the second quarter of our fiscal 2013 and for this business to be fully terminated at some point during our third quarter of fiscal 2013, resulting in a significant reduction in revenues and a lesser relative impact on overall profits. During and after the transition, TESSCO expects to continue to supply product to this customer’s other programs and supply proprietary Ventev® products to AT&T retail stores.

        Sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 17% of our total revenues. Much of this concentration, however, is attributable to our mobile device accessory sales to AT&T, which are expected to be fully transitioned from TESSCO to a third party logistics provider in the third quarter of our fiscal 2013. The terms of our current business relationship with Otter are set to expire in March 2013 and as such, we have been engaged in discussions with them regarding revised terms of our relationship. Between now and March 2013 we plan to continue our aggressive marketing and selling of Otter products as a key part of our multi-brand offering and also plan to continue our dialogue with Otter related to future business terms.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months' or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 390 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2012, 2011 and 2010:

(Dollars in thousands, except per share data)			2011 to 2012			2010 to 2011
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Market Revenues
Commercial Market:
Public Carriers Operators, Contractors & Program Managers	$73,824	$87,010	$(13,186)	(15.2%)	$63,808	$23,202	36.4%
Private & Government System Operators	129,129	108,520	20,609	19.0%	108,429	91	0.1%
Commercial Dealers & Resellers	125,431	117,213	8,218	7.0%	94,541	22,672	24.0%
Total Commercial Revenues	328,384	312,743	15,641	5.0%	266,778	45,965	17.2%

Retail Market:
Retailers, Independent Dealer Agents & Tier 2/3 Carriers	117,913	110,112	7,801	7.1%	78,727	31,385	39.9%
Tier 1 Carriers	287,093	182,364	104,729	57.4%	176,527	5,837	3.3%
Total Retail Revenues	405,006	292,476	112,530	38.5%	255,254	37,222	14.6%
Total Revenues	$733,390	$605,219	$128,171	21.2%	$522,032	$83,187	15.9%

(Dollars in thousands, except per share data)			2011 to 2012			2010 to 2011
	2012	2011	$ Change	% Change	2010	$ Change	% Change
Market Gross Profit
Commercial Market:
Public Carriers Operators, Contractors & Program Managers	$17,101	$20,139	$(3,038)	(15.1%)	$15,228	$4,911	32.2%
Private & Government System Operators	35,860	28,978	6,882	23.7%	28,029	949	3.4%
Commercial Dealers & Resellers	35,393	31,717	3,676	11.6%	25,922	5,795	22.4%
Total Commercial Gross Profit	88,354	80,834	7,520	9.3%	69,179	11,655	16.8%

Retail Market:
Retailers, Independent Dealer Agents & Tier 2/3 Carriers	26,306	22,946	3,360	14.6%	19,631	3,315	16.9%
Tier 1 Carriers	33,996	29,501	4,495	15.2%	34,515	(5,014)	(14.5%)
Total Retail Gross Profit	60,302	52,447	7,855	15.0%	54,146	(1,699)	(3.1%)
Total Gross Profit	148,656	133,281	15,375	11.5%	123,325	9,956	8.1%

Selling, general and administrative expenses	121,652	117,305	4,347	3.7%	108,269	9,036	8.3%
Income from operations	27,004	15,976	11,028	69.0%	15,056	920	6.1%
Interest, net	293	421	(128)	(30.4%)	318	103	32.4%
Income before provision for income taxes	26,711	15,555	11,156	71.7%	14,738	817	5.5%
Provision for income taxes	10,274	5,537	4,737	85.6%	5,599	(62)	(1.1%)
Net income	$16,437	$10,018	$6,419	64.1%	$9,139	$879	9.6%

Diluted earnings per share (1)	$2.03	$1.27	$0.76	59.8%	$1.19	$0.08	6.7%
(1)	All earnings per share numbers prior to March 27, 2011 have been retroactively restated for all periods presented to reflect the May 26, 2010 stock dividend in order to effect a 3-for-2 stock split.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. Revenues for fiscal year 2012 increased 21.2% as compared to fiscal year 2011, due to a 38.5% increase in retail segment revenues and a 5.0% increase in commercial segment revenues. The retail sales growth was largely a result of a 57.4% increase in sales to our Tier 1 carrier customers, primarily AT&T, which had expanded their relationship with us during the third quarter of fiscal 2012, but also due to a 7.1% increase in sales to our non-Tier 1 customers. As noted above, AT&T has subsequently informed us of their intent to transition this business beginning in our second quarter of fiscal year 2013.  The increase in commercial segment revenues was due to a significant increase in our private and government system operators market, a smaller increase in our commercial dealers and resellers market, and was partially offset by a decline in sales to our public carrier, contractor and program manager market. During fiscal year 2012, sales of our proprietary products increased 4.2%, as compared to the prior year. However, due to the significant increase in overall sales, and the fact that proprietary product sales represented only a small percentage of the increased AT&T sales on a dollar basis, proprietary product sales decreased to 8.6% of total sales compared to 10.0% of total sales in the prior year. Because our proprietary products generally carry higher gross margins than our other non-proprietary third party products, the increased sales of proprietary products on a dollar basis contributed to the margin growth we experienced during the year in sales to other than our Tier 1 carrier customers (see detailed explanation below).

Gross Profit. Gross profit increased 11.5% in fiscal year 2012 compared to fiscal year 2011, due to a 15.0% increase in our retail segment and 9.3% increase in our commercial segment. Within the retail segment, our Tier 1 carrier market showed a considerable increase in sales, but the impact on overall gross profit was lessened by the lower margins we experienced in sales to AT&T resulting from the business relationship expansion. The increase in our commercial segment was driven by increases in our private and government market and our commercial dealers and resellers, and was partially offset by a decline from our public carrier, contractor and program manager market. Overall gross profit margin decreased to 20.3%, compared to 22.0% in fiscal year 2011, driven by the expanded lower margin AT&T business. However, excluding our Tier 1 carriers, gross profit margin increased from 24.5% in fiscal year 2011 to 25.7% in fiscal year 2012, due in part to pricing adjustments, product mix and lower excess and obsolete inventory writeoffs. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months' or otherwise short notice. Our customer relationships could also be affected by wireless carrier consolidation or the global financial crisis.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 3.7% during fiscal year 2012 as compared to fiscal year 2011. Total selling, general and administrative expenses as a percentage of revenues decreased from 19.4% in fiscal year 2011 to 16.6% in fiscal year 2012, due to the increase of revenues as discussed above, offset by a less significant increase in selling, general and administrative expenses.

The largest factors contributing to the overall increase in total selling, general and administrative expenses were increased AT&T market development expenses and increased pay for performance bonus expense, partially offset by decreased compensation and benefits, freight out, and sales promotion expenses.

Marketing expenses increased by $1.8 million, or 27.4%, in fiscal year 2012 as compared to fiscal year 2011, primarily related to an increase in AT&T market development expenses, which are completely variable to sales.

Pay for performance bonus expense (including both cash and equity plans) increased by $8.9 million in fiscal year 2012 as compared to fiscal year 2011. Because our reward programs are performance based, our strong results during fiscal year 2012 resulted in increased bonus expense.

Compensation and benefits expense decreased approximately $3.8 million in fiscal year 2012 compared to fiscal year 2011.  This decrease was primarily related to position consolidations made during the fourth quarter of fiscal year 2011.

Freight expense decreased by approximately $1.7 million, or 11.4%, in fiscal year 2012.  This was a result of more efficient operational flow and fewer pounds shipped as compared to fiscal year 2011.

Sales promotions declined by $1.1 million, or 35.8%. This was primarily a result of decreased travel and  trade shows expense.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $458,700 and $1,050,500 for fiscal year 2012 and fiscal year 2011, respectively. During fiscal year 2012, we experienced lower bad debt expense in part due to recoveries of amounts previously reserved or written off as well as better collection experience.

Interest, Net. Net interest expense decreased from $420,600 in fiscal year 2011 to $292,900 in fiscal year 2012, primarily due to decreased average borrowings on our revolving credit facility as well as a lower variable rate on our term loan.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2012 and 2011 were 38.5% and 35.6%, respectively. The lower than normal tax rate in fiscal year 2011 was primarily attributable to a one-time reduction in our uncertain tax position reserve as a result of a lapse in the applicable statute of limitations. Absent this one-time adjustment, the tax rate for fiscal year 2011 would have been 38.2%. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2011 increased 64.1% and 59.8%, respectively, compared with fiscal year 2011.

Commercial Segment. Revenues in our commercial segment totaled $328.4 million in fiscal year 2012, compared to $312.7 million in the prior year, a 5.0% increase. Gross profit totaled $88.4 million, a 9.3% increase as compared to last year. Within this segment, the commercial dealers and resellers market grew revenues by 7.0% and gross profits by 11.6%. The private system operator and government market grew revenues by 19.0% and gross profits by 23.7%. We continue to see strong opportunities for our proprietary and customized solutions in this market, as these customers continue to build and enhance their own private wireless applications. The public carrier, contractor and program manager market revenues declined 15.2% and gross profit declined by 15.1%, as carriers continued to delay significant network builds.

Our direct expenses in this segment totaled $41.5 million, an 11.9% decline compared to the fiscal year 2011, due to a decrease in compensation and marketing expenses.  Therefore, total segment net profit contribution (segment gross profit less segment direct expenses) was $46.9 million, a 38.9% increase over the prior year.

Retail Segment. Revenues in our retail segment totaled $405.0 million in fiscal year 2012, representing a 38.5% increase from the prior year. Gross profit totaled $60.3 million, a 15.0% increase. These increases are primarily due to significantly higher sales to our Tier 1 carrier market (primarily AT&T), which showed a 57.4% revenue increase and a 15.2% gross profit increase, both resulting from the previously discussed expansion of this relationship. Revenues in our retailer, dealer agent and Tier 2/3 carrier market also increased as compared to last year, up 7.1%, with a 14.6% increase in gross profit, a result of changes in product and customer mix, pricing adjustments and lower inventory write-offs.

Our direct expenses in this segment totaled $30.0 million in fiscal year 2012, a 4.8% decrease over the prior year period, a result of lower compensation and freight costs, partially offset by increased market development expenses for AT&T, which are completely variable to sales.  Therefore, total segment net profit contribution was $30.3 million for fiscal year 2012, a 44.7% increase over the prior year period.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues. Revenues for fiscal year 2011 increased 15.9% as compared to fiscal year 2010, due to an increase in both our commercial and retail segment revenues. Commercial segment revenues increased by 17.2% compared to fiscal year 2010, a result of a 36.4% increase in our public carrier, contractor and program manager market as well as a 24.0% increase in sales to our commercial dealer and reseller market.

Retail segment revenues increased by 14.6% compared to fiscal year 2010. The retail sales growth was largely a result of a 39.9% increase in sales to our retailer, dealer agent and Tier 2/3 carrier customers while sales to our Tier 1 carrier customers, primarily AT&T, increased 3.3%.

Gross Profit. Gross profit increased 8.1% in fiscal year 2011 compared to fiscal year 2010, due to a 16.8% increase in our commercial segment, partially offset by a 3.1% decrease in our retail segment.

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

The largest factors contributing to the increase in total selling, general and administrative expenses during fiscal year 2011 were increased compensation, freight out and marketing and sales promotion expenses, which partially offset declines in our pay for performance bonus accruals.

Compensation expenses primarily related to business generation activities increased from fiscal year 2010 to fiscal year 2011. Compensation costs also included $400,000 of severance expense associated with certain job consolidations that occurred in the fourth quarter of fiscal 2011. Total compensation costs, including benefits, increased by approximately $6.7 million, or 12.3%, from fiscal year 2010 to fiscal year 2011.

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

Pay for performance bonus expense (including both cash and equity plans) decreased by $2.4 million for fiscal 2011 as compared to fiscal 2010.  Because our bonus programs are generally performance-based, the decrease in bonus accruals is due to lower results during fiscal year 2011 as compared to pre-defined targets.

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

Interest, Net. Net interest expense increased from $318,300 in fiscal year 2010 to $420,600 in fiscal year 2011, primarily due to increased average borrowings on our revolving credit facility. During both fiscal 2011 and 2010, we maintained a receive variable/pay fixed interest rate swap on our existing term loan, thus fixing the interest rate on this loan at 6.38%. Interest expense on our other debt instruments had only minor variances from year-to-year in total.

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

Commercial Segment. Revenues in our commercial segment totaled $312.7 million in fiscal year 2011, compared to $266.8 million in the prior year, a 17.2% increase. Gross profit totaled $80.8 million, a 16.8% increase as compared to the prior year. Within this segment, the commercial dealers and resellers market grew revenues by 24.0% and gross profits by 22.4%. The public carrier, contractor and program manager market grew revenues by 36.4% and gross profits by 32.2%. The private system operator and government market revenue was flat as compared to fiscal 2010, while gross profits increased 3.4%.

Our direct expenses in this segment totaled $47.1 million, a 22.1% increase compared to the fiscal year 2010, due to an increase in compensation and freight costs. Therefore, total segment net profit contribution was $33.7 million, a 10.2% increase over the prior year.

Retail Segment. Revenues in our retail segment totaled $292.5 million in fiscal year 2011, representing a 14.6% increase from the prior year. Gross profit totaled $52.4 million, a 3.1% decrease. The revenue increase was a result of a 39.9% increase in sales in our retailer, dealer agent and Tier 2/3 carrier market, and to a lesser extent to a 3.3% increase in sales to our Tier 1 carrier market. Gross profits increased in our retailer, dealer agent and Tier 2/3 carrier market by 16.9%, resulting in a decreased gross profit margin due to pricing pressures and increased inventory write-offs. Gross profit in our Tier 1 carrier market declined by 3.1% as our large Tier 1 carrier customer applied significant pricing pressure during fiscal year 2011.

Our direct expenses in this segment totaled $31.5 million in fiscal year 2011, a 13% increase over the prior year period, a result of higher compensation, marketing and freight costs. Therefore, total segment net profit contribution was $21.0 million for fiscal year 2011, a 20.3% decrease over the prior year period.

Liquidity and Capital Resources

In summary, our cash flows were as follows:
	2012	2011	2010
Cash flow provided by operating activities	$21,745,500	$12,038,100	$14,811,000
Cash flow used in investing activities	(6,513,700)	(7,694,200)	(5,440,100)
Cash flow used in financing activities	(5,198,400)	(3,824,400)	(2,312,000)
Net increase in cash and cash equivalents	$10,033,400	$519,500	$7,058,900

We generated $21.7 million of net cash from operating activities in fiscal year 2012. Our cash inflow from operating activities was driven by a significant increase in net income (net of depreciation and amortization and non-cash stock compensation expense), as well as an increase in trade accounts payable, partially offset by an increase in trade accounts receivables and inventory. The increase in trade accounts payable is largely due to the timing and credit terms of inventory receipts, including those related to an expansion of our AT&T relationship during the third and fourth quarters of fiscal year 2012. The increase in trade accounts receivable is primarily due to the increase in sales and the timing of collections, as well as the fact that we have granted extended payment terms to certain large customers. The increased inventory levels are to support growing sales, including the significant increase in sales to AT&T during the third and fourth quarters of fiscal year 2012, and to improve our inventory availability for our other customers. We do not believe the transition of the AT&T business that we expect to begin in the second quarter of fiscal year 2013 will have a significant impact on our overall short-term cash position.  We expect to see a decrease in accounts receivable and inventory, but also a corresponding decrease in accounts payable, including the payout to AT&T of accrued market development funds and other related liabilities which amounted to $7.1 million as of April 1, 2012.

Capital expenditures of $6.5 million in fiscal year 2012 were up from expenditures of $4.8 million in fiscal year 2011. In fiscal year 2012, capital expenditure were largely comprised of $2.3 million for leasehold improvement and $1.4 million for furniture and fixtures expenditures related to a build-out and reorganization of our administrative offices and $2.0 million for investments in information technology. Fiscal year 2011 capital expenditures primarily consisted of investments in information technology. A portion of the 2012 leasehold improvement expenditures were reimbursed to us by our landlord during the fourth fiscal quarter, pursuant to the applicable terms of our lease. We recorded $2.2 million in tenant improvements credits, which will be charged as an offset to rent expense over the remaining term of the lease.

In addition to investments in capital expenditures, cash flows used in investing activities in fiscal years 2011 and 2010 were also impacted by cash earn-out payments under our acquisition agreement with TerraWave Solutions, Ltd. and GigaWave Technologies, Ltd, of $2.9 million and $2.4 million, respectively.  These earn-out payments were based on the achievements of certain earnings thresholds during the four-year earn-out period under the acquisition agreement. On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. The total purchase price of the acquisition, including earn-out payments, was approximately $13.1 million.

Cash flows used in financing activities were primarily related to cash dividends paid to shareholders and purchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the proceeds from issuance of stock. During fiscal years 2010 and 2011, we purchased 36,195 and 2,300 shares respectively, of our outstanding common stock pursuant to our stock buyback program, while none were purchased during fiscal year 2012. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2011, a total of 3,505,187 shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. The Board of Directors has authorized the purchase of up to 3,593,350 shares in the aggregate, and therefore, 88,163 shares remained available to be purchased as of the end of fiscal year 2012. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. In addition to the shares repurchased in the stock buyback program we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share. We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested equity grants. For fiscal years 2012 and 2011 this totaled $1,197,900 and $1,536,900, respectively.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, which was modified as described below. The note bore interest at a floating rate of LIBOR plus 1.75% until June 30, 2011 whereupon the modified terms as described below take effect. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.8 million as of April 1, 2012.

On October 1, 2005, we entered into a receive variable/pay fixed interest rate swap agreement on a total notional amount of $4.2 million with Wachovia Bank, National Association to avoid the risks associated with fluctuating interest rates on the Company’s existing term loan, which until July 1, 2011 bore interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locked the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011, and upon expiration on that date, was not extended as part of the May 20, 2011 extension of the term loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms matched the critical terms of the hedged debt.

On May 20, 2011, but effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remained the same, except that commencing July 1, 2011, the interest rate changed to a floating rate of LIBOR plus 2.00%.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association), with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of April 1, 2012, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wachovia Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013.

This revolving credit facility has been amended several times since its inception and as of December 30, 2011 allows us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $6.25 million of dividends in any 12 month period. As of April 1, 2012, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders. Accordingly, the amendments to the Credit Agreement also have the effect of amending the financial covenants applicable to the Term Loan.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At April 1, 2012, the principal balance of this term loan was approximately $182,200.

We were also party to a note payable outstanding to the Maryland Economic Development Corporation, which was payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity on October 10, 2011. The note was paid in full during fiscal year 2012. The note bore interest at 3.00% per annum and was secured by a subordinate position on Company-owned real property location in Hunt Valley, Maryland.

Working capital (current assets less current liabilities) increased to $65.8 million as of April 1, 2012, from $49.4 million as of March 27, 2011, primarily due to the increase in accounts receivable and inventory partially offset by increased accounts payable, all of which were primarily due to the expansion of our relationship with AT&T during the third and fourth quarters of fiscal year 2012. Shareholders' equity increased to $93.7 million as of April 1, 2012, from $78.9 million as of March 27, 2011, primarily due to increased retained earnings due to fiscal year 2012 net income, partially offset by cash dividends paid and net increases in additional paid-in-capital.

We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of April 1, 2012, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

In fiscal year 2011, our cash inflow from operating activities was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), as well as an increase in trade accounts payable, partially offset by an increase in trade accounts receivables and a decrease in accrued payroll, benefits and taxes. The increase in trade accounts payable was largely due to the timing and credit terms of inventory receipts. The increase in trade accounts receivable was primarily due to the timing of sales and collections, as well as the fact that we have granted extended payment terms to certain large customers. The decrease in accrued payroll, benefits and taxes was primarily due to the decline in bonuses accrued for fiscal year 2011 as compared to 2010.

In fiscal year 2010, our cash inflow from operating activities was driven by net income, net of depreciation and amortization and non-cash stock compensation expense, as well as a significant increase in trade accounts payable and an increase in accrued payroll, benefits and taxes, partially offset by significant increases in trade accounts receivables and product inventory. The increase in trade accounts payable was largely due to the timing and credit terms of inventory receipts. The accrual for payroll, benefits and taxes increased primarily due to an increase in accruals for our bonus programs in fiscal year 2010 as compared to fiscal year 2009. The increase in trade accounts receivable was primarily due to the timing of sales and collections largely related to our largest customer, AT&T Mobility. The increased inventory levels were to improve our inventory availability for our customers.

Capital expenditures totaled $4.8 million and $3.1 million in fiscal years 2011 and 2010, respectively.  In both fiscal years, capital expenditures primarily related to investments in information technology.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of April 1, 2012:
	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

Long-Term Debt Obligations	$2,957,200	$249,200	$499,900	$2,151,800	$56,300
Revolving credit facility	--	--	--	--	--
Lease Obligations	11,580,200	2,348,900	3,860,200	3,861,300	1,509,800
Interest payments	251,500	67,400	117,100	65,800	1,200
Other Long-Term Liabilities (1)	1,200,000	--	75,000	150,000	975,000
Tax contingency reserves (2)	607,200	--	--	--	--
Total contractual cash obligations	$16,596,100	$2,665,500	$4,552,200	$6,228,900	$2,542,300

(1)
Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.  Interest payments include amounts owed on notes payable at their stated contractual rate, as well as interest payments on our note with a bank at a variable rate of LIBOR plus 2.00%.

(2)
We are unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $0.6 million balance of its tax contingency reserves, net of federal tax benefits. See further discussion in Note 12—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our solutions offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 3% of our total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which we have previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, our gross profit and net income would remain constant.

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet includes goodwill of approximately $11.7 million (all related to our commercial segment) and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Classification of Expenses. Our cost of goods sold includes cost of products and freight from vendors to our distribution centers. Product management, distribution, purchasing, receiving/inspection, warehousing, freight from our distribution center to our customers' sites and corporate overhead costs are included in selling, general and administrative expenses. Accordingly, our gross margins may not be comparable to other entities that may include these costs in cost of goods sold.

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability. This review is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Based on this review, we have not established a valuation allowance because our deferred tax assets are more likely than not realizable.  If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets that are not more likely than not realizable, resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

We account for income taxes under the FASB standard on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 1, 2012, we had total net unrecognized tax benefits of approximately $607,200, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

Stock-Based Compensation. We record stock-based compensation in accordance with the FASB standard regarding stock compensation and share-based payments, which requires us to include in our calculation of periodic stock compensation expense an estimate of future forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting to be amortized by an accelerated method rather than the straight-line method.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, the FASB issued accounting guidance, which among other requirements, prohibits the use of the block discount factor for all fair value level hierarchies; permits an entity to measure the fair value of its financial instruments on a net basis when the related market risks are managed on a net basis; states the highest and best use concept is no longer relevant in the measurement of financial assets and liabilities; clarifies that a reporting entity should disclose quantitative information about the unobservable inputs used in Level 3 measurements and that the application of premiums and discounts is related to the unit of account for the asset or liability being measured at fair value; and requires expanded disclosures to describe the valuation process used for Level 3 measurements and the sensitivity of Level 3 measurements to changes in unobservable inputs. In addition, entities are required to disclose the hierarchy level for items which are not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed. The adoption of this guidance did not have an impact on the Company’s results of operations or financial condition.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. While the adoption of this guidance is expected to impact the Company’s disclosures for annual and interim filings for fiscal 2013, it will not have an impact on the Company’s results of operations or financial condition.

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described below. The accounting standard is effective for the Company beginning April 2, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months' or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers’, vendors’ and affinity partners’ businesses; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for our ability to fund or pay for the purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our inability to access capital and obtain or retain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates.  We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations.  We do not have a current interest rate swap relating to our bank term loan.  Our variable rate debt obligations of approximately $2.8 million at April 1, 2012, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on April 1, 2012 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	April 1, 2012	March 27, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,211,600	$8,178,200
Trade accounts receivable, net of allowance for doubtful accounts of $998,800 and $1,616,500, respectively	88,748,200	65,708,700
Product inventory	53,360,300	45,709,800
Deferred tax assets, net	3,135,100	2,545,700
Prepaid expenses and other current assets	2,308,200	1,668,900
Total current assets	165,763,400	123,811,300

Property and equipment, net	22,905,700	21,148,100
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,143,900	2,057,700
Total assets	$202,497,700	$158,701,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$78,344,700	$62,913,000
Payroll, benefits and taxes	17,211,600	7,342,500
Income and sales tax liabilities	3,137,000	2,539,300
Accrued expenses and other current liabilities	1,041,100	1,278,400
Revolving line of credit	--	--
Current portion of long-term debt	249,200	359,100
Total current liabilities	99,983,600	74,432,300

Deferred tax liabilities, net	2,243,500	949,100
Long-term debt, net of current portion	2,708,000	2,959,100
Other long-term liabilities	3,910,700	1,481,200
Total liabilities	108,845,800	79,821,700

Commitment and Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock, $0.01 par value, 15,000,000 shares authorized, 13,017,172 shares issued and 7,744,528 shares outstanding as of April 1, 2012, and 12,623,144 shares issued and 7,464,945 shares outstanding as of March 27, 2011	88,000	84,100
Additional paid-in capital	45,135,900	40,668,100
Treasury stock, at cost, 5,272,644 shares outstanding as of April 1, 2012 and 5,158,199 shares outstanding as of March 27, 2011, respectively	(46,276,400)	(44,388,400)
Retained earnings	94,704,400	82,540,900
Accumulated other comprehensive loss, net of tax	--	(24,600)
Total shareholders’ equity	93,651,900	78,880,100
Total liabilities and shareholders' equity	$202,497,700	$158,701,800

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income
	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010

Revenues	$733,389,900	$605,219,200	$522,031,500
Cost of goods sold	584,733,700	471,938,600	398,706,300
Gross profit	148,656,200	133,280,600	123,325,200
Selling, general and administrative expenses	121,652,400	117,305,100	108,269,000
Income from operations	27,003,800	15,975,500	15,056,200
Interest, net	292,900	420,600	318,300
Income before provision for income taxes	26,710,900	15,554,900	14,737,900
Provision for income taxes	10,274,000	5,536,700	5,599,100
Net income	$16,436,900	$10,018,200	$9,138,800

Basic earnings per share	$2.12	$1.33	$1.24
Diluted earnings per share	$2.03	$1.27	$1.19
Cash dividends declared per common share	$0.55	$0.40	$0.20

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
						Accumulated Other Comprehensive Loss
								Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital				Comprehensive Income (Loss)
	Shares	Amount		Treasury Stock	Retained Earnings
Balance at March 29, 2009	7,085,418	80,100	34,503,700	(42,155,700)	67,880,900	(142,800)	--	60,166,200
Proceeds from issuance of stock	39,794	300	434,900	--	--	--	--	435,200
Treasury stock purchases	(57,627)	--	--	(663,700)	--	--	--	(663,700)
Non-cash stock compensation expense	164,293	1,100	2,161,500	--	--	--	--	2,162,600
Excess tax loss from stock-based compensation	--	--	(162,400)	--	--	--	--	(162,400)
Cash dividends paid	--	--	--	--	(1,476,700)	--	--	(1,476,700)
Comprehensive Income:
Net income	--	--	--	--	9,138,800	--	9,138,800
Other comprehensive loss, net of tax	--	--	--	--	--	45,200	45,200
Total comprehensive income							9,184,000	9,184,000
Balance at March 28, 2010	7,231,878	81,500	36,937,700	(42,819,400)	75,543,000	(97,600)		69,645,200
Proceeds from issuance of stock	80,436	800	706,600	--	--	--	--	707,400
Treasury stock purchases	(108,032)	--	--	(1,569,000)	--	--	--	(1,569,000)
Non-cash stock compensation expense	260,663	1,800	2,272,200	--	--	--	--	2,274,000
Excess tax benefit from stock-based compensation	--	--	751,600	--	--	--	--	751,600
Cash dividends paid	--	--	--	--	(3,020,300)	--	--	(3,020,300)
Comprehensive Income:
Net income	--	--	--	--	10,018,200	--	10,018,200
Other comprehensive income, net of tax	--	--	--	--	--	73,000	73,000
Total comprehensive income							10,091,200	10,091,200
Balance at March 27, 2011	7,464,945	84,100	40,668,100	(44,388,400)	82,540,900	(24,600)		78,880,100
Proceeds from issuance of stock	169,978	1,700	1,114,100	--	--	--	--	1,115,800
Treasury stock purchases	(114,445)	--	--	(1,888,000)	--	--	--	(1,888,000)
Non-cash stock compensation expense	224,050	2,200	2,926,000	--	--	--	--	2,928,200
Excess tax benefit from stock-based compensation	--	--	427,700	--	--	--	--	427,700
Cash dividends paid	--	--	--	--	(4,273,400)	--	--	(4,273,400)
Comprehensive Income:
Net income	--	--	--	--	16,436,900	--	16,436,900
Other comprehensive income, net of tax	--	--	--	--	--	24,600	24,600
Total comprehensive income							16,461,500	16,461,500
Balance at April 1, 2012	7,744,528	$88,000	$45,135,900	$(46,276,400)	$94,704,400	$--		$93,651,900

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	April 1, 2012	March 27, 2011	March 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,436,900	$10,018,200	$9,138,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,844,900	4,445,200	4,116,300
Non-cash stock compensation expense	2,928,200	2,274,000	2,162,600
Deferred income taxes and other	2,984,100	(1,073,900)	2,165,300
Change in trade accounts receivable	(23,039,500)	(5,033,700)	(16,073,700)
Change in product inventory	(7,650,500)	(718,300)	(8,451,100)
Change in prepaid expenses and other current assets	(639,300)	(71,900)	629,800
Change in trade accounts payable	15,431,700	3,549,100	18,982,300
Change in payroll, benefits and taxes	9,869,100	(1,631,700)	2,479,800
Change in income and sales tax liabilities	531,300	11,300	(380,400)
Change in accrued expenses and other current liabilities	48,600	269,800	41,300
Net cash provided by operating activities	21,745,500	12,038,100	14,811,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,513,700)	(4,842,200)	(3,058,100)
Additional earn-out payments on acquired businesses	--	(2,852,000)	(2,382,000)
Net cash used in investing activities	(6,513,700)	(7,694,200)	(5,440,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(361,000)	(389,800)	(385,200)
Proceeds from debt issuance	--	--	250,000
Proceeds from issuance of stock	829,900	403,100	122,200
Cash dividends paid	(4,273,400)	(3,020,300)	(1,476,700)
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(1,888,000)	(1,569,000)	(484,900)
Payments of debt issue costs	--	--	(175,000)
Excess tax benefit (loss) from stock-based compensation	494,100	751,600	(162,400)
Net cash used in financing activities	(5,198,400)	(3,824,400)	(2,312,000)
Net increase in cash and cash equivalents	10,033,400	519,500	7,058,900
CASH AND CASH EQUIVALENTS, beginning of period	8,178,200	7,658,700	599,800
CASH AND CASH EQUIVALENTS, end of period	$18,211,600	$8,178,200	$7,658,700

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle. The fiscal year ended April 1, 2012 contains 53 weeks while the fiscal years ended March 27, 2011 and March 28, 2010 contain 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends and current economic conditions. Actual collection experience has not varied significantly from estimates, due primarily to consistent credit policies, collection experience, as well as the Company’s stability as it relates to its current customer base. Typical payments from a large majority of commercial customers are due 30 days from the date of the invoice. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At fiscal year-end 2012 and 2011, the Company has a reserve for excess and/or obsolete inventory of $3,268,900 and $4,183,200, respectively.

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

The Configuration, Fulfillment and Delivery (CFD) technology system, which is still in use, was initially implemented during fiscal year 2005 and is a major automated materials-handling system that is integrated with the Company’s product planning and procurement system. This CFD system has an estimated useful life that is longer than the Company's other software assets, and thus, the Company depreciated the system over a seven-year life.

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

Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method. Intangible assets other than goodwill are recorded within other long-term assets in the Company’s Consolidated Balance Sheets. The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimates the present value of the reporting unit’s future cash flows. Key assumptions used to determine the present value of a reporting unit’s future cash flows in fiscal year 2012 include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company’s weighted average cost of capital adjusted for risks associated with our operations. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

The indefinite lived intangible asset impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. These estimates of discounted cash flows will likely change over time as impairment tests are performed. Estimates of fair value are also adversely affected by increases in interest rates and the applicable discount rate. Based on the Company’s impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2012, 2011 or 2010.

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

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company has several relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 3% of total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenues associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 10% of total revenues for fiscal years 2012, 2011 and 2010.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2012, 2011 and 2010.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded to revenues, cost of goods sold or selling, general and administrative expenses in the Consolidated Statements of Income depending on the nature of the program. The Company accrues rebates or vendor incentives as earned based on the contractual terms with the vendor.

Classification of Expenses

Cost of goods sold includes cost of products and freight from vendors to our distribution centers. Product management, distribution, purchasing, receiving/inspection, warehousing, freight from our distribution centers to our customers' sites and corporate overhead costs are included in selling, general and administrative expenses. Certain selling, general and administrative expenses related to direct and indirect labor and certain freight-in expenses are included in inventory. As of April 1, 2012 and March 27, 2011, the amount of selling, general and administrative expenses and freight in included in inventory was $1,736,000 and $1,861,600, respectively.

Finance Charges

Finance charges are included in Revenues in the Consolidated Statements of Income and totaled $481,400, $735,600, and $634,500 for fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010, respectively.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution center to our customers' sites are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $13,325,100, $15,044,100, and $12,398,500 for fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010, respectively.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place, except for the cost of direct-response advertising, primarily catalog production costs, which are capitalized and amortized over their expected period of future benefits (i.e., the life of the catalog, generally one year or less). Direct catalog production costs included in prepaid and other assets totaled $122,700 at April 1, 2012 and had a zero balance at March 27, 2011 as the Company did not produce a catalog in fiscal year 2011. Total advertising and marketing expense was $823,400, $807,400 and $1,932,200 for fiscal years 2012, 2011 and 2010, respectively.

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

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued accounting guidance, which among other requirements, prohibits the use of the block discount factor for all fair value level hierarchies; permits an entity to measure the fair value of its financial instruments on a net basis when the related market risks are managed on a net basis; states the highest and best use concept is no longer relevant in the measurement of financial assets and liabilities; clarifies that a reporting entity should disclose quantitative information about the unobservable inputs used in Level 3 measurements and that the application of premiums and discounts is related to the unit of account for the asset or liability being measured at fair value; and requires expanded disclosures to describe the valuation process used for Level 3 measurements and the sensitivity of Level 3 measurements to changes in unobservable inputs. In addition, entities are required to disclose the hierarchy level for items which are not measured at fair value in the statement of financial position, but for which fair value is required to be disclosed. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance December 26, 2011. The adoption of this guidance did not have an impact on the Company’s results of operations or financial condition.

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

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described above. The accounting standard is effective for the Company beginning April 2, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In fiscal year 2012, the Company did not record any additional amounts of goodwill. In fiscal year 2011, the Company increased the amount of goodwill by $2,667,000, corresponding to the fourth and final earn-out for the period of May 2009 through April 2010, based on achievement of certain earnings thresholds in accordance with the terms of the acquisition agreement. In accordance with the acquisition agreement, this payment was net of $375,000, representing one quarter of the $1.5 million non-refundable prepayment made against future earn-out payments. As of April 1, 2012, $9,232,400 has been recorded as goodwill relating to this acquisition.

Note 5. Property and Equipment

All of the Company’s property and equipment is located in the United States. Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2012	2011

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	19,342,700	16,483,500
Information technology equipment and computer software	21,288,700	19,446,900
Furniture, telephone system, equipment and tooling	7,971,700	6,559,100
	53,343,900	47,230,300
Less accumulated depreciation and amortization	(30,438,200)	(26,082,200)
Property and equipment, net	$22,905,700	$21,148,100

Depreciation and amortization of property and equipment was $4,747,600, $4,337,700 and $3,896,500 for fiscal years 2012, 2011 and 2010, respectively.

Capitalized computer software net of accumulated amortization as of April 1, 2012 and March 27, 2011 was $2,029,300 and $2,912,400, respectively. Amortization expense of capitalized computer software was $1,667,800, $1,460,300 and $1,041,900 for fiscal years 2012, 2011 and 2010, respectively.

Note 6. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of April 1, 2012 and March 27, 2011 are summarized as follows:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$696,100	$653,200	$696,100	$618,800
Covenants not to compete	377,600	355,300	377,600	292,400
Other	878,500	878,500	878,500	878,500
	1,952,200	1,887,000	1,952,200	1,789,700
Unamortized intangible assets:
Trademarks	850,000	--	850,000	--

Total other intangible assets	$2,802,200	$1,887,000	$2,802,200	$1,789,700

Amortization expense relating to other intangible assets was $97,300 for fiscal year 2012, $107,500 for fiscal year 2011 and $219,800 for fiscal year 2010. At April 1, 2012, amortizable intangible assets have an average remaining life of 1.2 years. Estimated amortization expense for current intangible assets for the next five years is as follows:

Fiscal year:
2013	$53,000
2014	12,200
$65,200

All of the Company’s goodwill is recorded in its Commercial segment. The changes in the carrying amount of goodwill for the fiscal years ended April 1, 2012 and March 27, 2011 are as follows:

Net Carrying Amount
Balance at March 28, 2010	$9,017,700
Current year acquisitions	--
Earn-outs on acquisitions	2,667,000
Balance at March 27, 2011	11,684,700
Current year acquisitions	--
Earn-outs on acquisitions	--
Balance at April 1, 2012	$11,684,700

Note 7. Borrowings Under Revolving Credit Facility

On May 31, 2007, pursuant to a Credit Agreement, the Company established a revolving credit facility with both Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank. The facility is unsecured and provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin. The terms of the revolving credit facility require the Company to meet certain financial covenants and ratios and contain other limitations, including certain restrictions on dividend payments. Borrowing availability under the facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. Initially, the maximum borrowing amount under the facility was $50.0 million and it had a term expiring in May 2010.  This credit facility has been amended several times, most recently on December 30, 2011 (the Sixth Modification Amendment).  Currently the credit facility has a maximum borrowing limit of $35.0 million and has a term expiring in May 2013.  The amount of dividend payments allowed to be made by the Company under the Credit Facility is $6.25 million in any 12 month period and the dollar amount of stock repurchases permitted under the term of the credit facility is $30.0 million.  Numerous financial covenants have been amended from the original credit facility.  The financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing Term Loan with the same lenders. Accordingly, the each amendment also has the effect of amending the financial covenants applicable to the Term Loan.

The facility provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 2.48%, 2.57% and 2.46% for fiscal years 2012, 2011 and 2010, respectively. Interest expense on this revolving credit facility for fiscal years 2012, 2011 and 2010 totaled $112,600, $136,300 and $22,200, respectively. Average borrowings under this revolving credit facility totaled $4,411,592, $5,312,700 and $899,200 and maximum borrowings totaled $20,118,300, $18,954,800 and $9,695,600, for fiscal years 2012, 2011 and 2010, respectively.

At April 1, 2012 and March 27, 2011, the Company had a zero balance on its revolving credit facility.

The Company was in compliance with the terms and financial covenants applicable to each of the revolving credit facility and term loan facility at the end of fiscal years 2012, 2011 and 2010.

Note 8. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at the initial maturity date, June 30, 2011. On May 20, 2011, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, effective July 1, 2011, to extend the maturity date to July 1, 2016. The other key provisions of the loan remain the same, except that the interest rate adjusted to LIBOR plus 2.00%, from LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 7), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at April 1, 2012 and March 27, 2011 was $2,775,000 and $3,000,000, respectively. The weighted average interest rate on borrowings under this note was 2.48%, 2.53% and 2.06% for fiscal years 2012, 2011 and 2010, respectively. Interest expense under this note was $63,500, $64,200 and $60,000 for fiscal years 2012, 2011 and 2010, respectively.

On October 1, 2005, the Company entered into a receive variable/pay fixed interest rate swap on a total original notional amount of $4.2 million with Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) to avoid the risks associated with fluctuating interest rates on the term loan, which until July 1, 2011 bore interest at a floating rate of LIBOR plus 1.75%, and to eliminate the variability in the cash outflow for interest payments. The interest rate swap agreement locked the interest rate for the outstanding principal balance of the loan at 6.38% through June 30, 2011, and upon expiration on that date, was not extended as part of the May 20, 2011 extension of the term loan. There was no payment due or received at inception of the swap. No hedge ineffectiveness was recognized because the interest rate swap provisions matched the applicable provisions of the term bank loan. This cash flow hedge qualified for hedge accounting using the short-cut method since the swap terms matched the critical terms of the hedged debt. The fair value of this interest rate swap, net of tax, at March 27, 2011 was an unrealized loss of $24,600, and is included in current liabilities and accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets.

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At April 1, 2012 and March 27, 2011, the principal balance of this term loan was $182,200 and $207,800, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $3,900 and $4,000 for fiscal years 2012 and 2011, respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 27, 2011, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $110,400. The note was payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note was paid in full during fiscal year 2012. The note bore interest at 3.00% per annum. Interest expense under this note was $1,700, $6,000 and $10,200 for fiscal years 2012, 2011 and 2010, respectively.

As of April 1, 2012, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2013	$249,200
2014	249,700
2015	250,200
2016	250,600
2017	1,901,200
Thereafter	56,300
$2,957,200

Note 9. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2012, 2011 and 2010 totaled $2,661,400, $2,789,100 and $2,762,800, respectively.

The Company entered into an Agreement of Lease, dated November 3, 2003, under which the Company leases office space where the Company’s sales, marketing and administrative offices are located. The Agreement of Lease provided for a term beginning June 1, 2004 and expiring May 31, 2007. On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provided for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease. The Company entered into a Second Amendment of Agreement of Lease, dated May 1, 2007, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease. On February 15, 2011, the Company entered into a Third Amendment to Agreement of Lease, which among other things, provided for a five year extension, until December 31, 2017, of the lease term provided for under the Agreement of Lease. Under the terms of the Third Amendment, the Company also increased its leased space by approximately 3,800 square feet for a total of approximately 97,000 square feet of rentable area. The base rental rate ranges from $141,900 to $169,400 per month at the close of the extended term.

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

The Company’s minimum future obligations as of April 1, 2012 under existing operating leases are as follows:

Fiscal year:
2013	$2,348,900
2014	2,002,400
2015	1,857,800
2016	1,902,100
2017	1,959,200
Thereafter	1,509,800
$11,580,200

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

The segment information for the periods ended March 27, 2011 and March 28, 2010 below have been restated to reflect the current year segment presentation.

Segment activity for the fiscal years ended 2012, 2011 and 2010 is as follows (in thousands):
	Year ended April 1, 2012
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$73,824	$--	$73,824
Private system operator & government market	129,129	--	129,129
Commercial dealer & reseller market	125,431	--	125,431
Retailer, dealer agent & Tier 2/3 carrier market	--	117,913	117,913
Revenues, excluding Tier 1 carrier market	328,384	117,913	446,297
Tier 1 carrier market	--	287,093	287,093
Total revenues	328,384	405,006	733,390

Gross Profit
Public carrier, contractor & program manager market	17,101	--	17,101
Private system operator & government market	35,860	--	35,860
Commercial dealer & reseller market	35,393	--	35,393
Retailer, dealer agent & Tier 2/3 carrier market	--	26,306	26,306
Gross profit, excluding Tier 1 carrier market	88,354	26,306	114,660
Tier 1 carrier market	--	33,996	33,996
Total gross profit	88,354	60,302	148,656

Directly allocatable expenses	41,490	29,963	71,453
Segment net profit contribution	$46,864	$30,339	77,203
Corporate support expenses			50,492
Income before provision for income taxes			$26,711

	Year ended March 27, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$87,010	$--	$87,010
Private system operator & government market	108,520	--	108,520
Commercial dealer & reseller market	117,213	--	117,213
Retailer, dealer agent & Tier 2/3 carrier market	--	110,112	110,112
Revenues, excluding Tier 1 carrier market	312,743	110,112	422,855
Tier 1 carrier market	--	182,364	182,364
Total revenues	312,743	292,476	605,219

Gross Profit
Public carrier, contractor & program manager market	20,139	--	20,139
Private system operator & government market	28,978	--	28,978
Commercial dealer & reseller market	31,717	--	31,717
Retailer, dealer agent & Tier 2/3 carrier market	--	22,946	22,946
Gross profit, excluding Tier 1 carrier market	80,834	22,946	103,780
Tier 1 carrier market	--	29,501	29,501
Total gross profit	80,834	52,447	133,281

Directly allocatable expenses	47,096	31,480	78,576
Segment net profit contribution	$33,738	$20,967	54,705
Corporate support expenses			39,150
Income before provision for income taxes			$15,555

	Year ended March 28, 2010
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$63,808	$--	$63,808
Private system operator & government market	108,429	--	108,429
Commercial dealer & reseller market	94,541	--	94,541
Retailer, dealer agent & Tier 2/3 carrier market	--	78,727	78,727
Revenues, excluding Tier 1 carrier market	266,778	78,727	345,505
Tier 1 carrier market	--	176,527	176,527
Total revenues	266,778	255,254	522,032

Gross Profit
Public carrier, contractor & program manager market	15,228	--	15,228
Private system operator & government market	28,029	--	28,029
Commercial dealer & reseller market	25,922	--	25,922
Retailer, dealer agent & Tier 2/3 carrier market	--	19,631	19,631
Gross profit, excluding Tier 1 carrier market	69,179	19,631	88,810
Tier 1 carrier market	--	34,515	34,515
Total gross profit	69,179	54,146	123,325

Directly allocatable expenses	38,563	27,855	66,418
Segment net profit contribution	$30,616	$26,291	56,907
Corporate support expenses			42,169
Income before provision for income taxes			$14,738

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

•
Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

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

Supplemental revenue and gross profit information by product category for the fiscal years 2012, 2011 and 2010 are as follows (in thousands):
	April 1, 2012	March 27, 2011	March 28, 2010
Revenues
Base station infrastructure	$196,611	$192,587	$171,434
Network systems	75,150	65,180	33,410
Installation, test and maintenance	44,507	46,242	53,594
Mobile device accessories	417,122	301,210	263,594
Total revenues	733,390	605,219	522,032

Gross Profit
Base station infrastructure	61,767	54,513	47,677
Network systems	15,817	12,108	4,982
Installation, test and maintenance	10,365	10,744	13,406
Mobile device accessories	60,707	55,916	57,260
Total gross profit	$148,656	$133,281	$123,325

Note 11. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of April 1, 2012, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of April 1, 2012, the Company had purchased 3,505,187 shares for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased, none were purchased in fiscal year 2012, 2,300 shares were repurchased in fiscal year 2011 at an average price of $13.96 per share, and 36,195 shares were repurchased in fiscal year 2010 at an average price of $9.91 per share. As of April 1, 2012, 88,163 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2012, 2011, and 2010 the total value of shares withheld for taxes was $1,888,000, $1,569,000, and $126,500, respectively.

Note 12. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the Consolidated Statements of Income is as follows:

	2012	2011	2010

Statutory federal rate	35.0%	34.4%	34.2%
State taxes, net of federal benefit	2.6	2.1	1.4
Non-deductible expenses	0.5	1.0	1.1
Other	0.4	(1.9)	1.3
Effective rate	38.5%	35.6%	38.0%

The provision for income taxes was comprised of the following:

		2012	2011	2010

Federal:	Current	$8,598,000	$5,493,000	$4,216,700
	Deferred	612,500	(581,400)	914,000
State:	Current	1,007,700	676,100	395,900
	Deferred	55,800	(51,000)	72,500
Provision for income taxes		$10,274,000	$5,536,700	$5,599,100

Total deferred tax assets and deferred tax liabilities as of April 1, 2012 and March 27, 2011, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Deferred compensation	$1,571,700	$1,205,800
Accrued vacation	416,600	488,500
Deferred rent	941,700	67,500
Allowance for doubtful accounts	312,800	512,200
Inventory reserves	1,126,200	1,556,200
Sales tax reserves	646,400	602,700
Other assets	546,100	571,500
Total deferred tax assets	$5,561,500	$5,004,400

Deferred tax liabilities:
Depreciation and amortization	$3,773,000	$2,220,500
Accrued compensation	320,400	643,700
Prepaid expenses	422,500	341,400
Other liabilities	154,000	202,200
Total deferred tax liabilities	$4,669,900	$3,407,800

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of April 1, 2012 or March 27, 2011.

As of April 1, 2012, the gross amount of unrecognized tax benefits was $895,300 ($607,200 net of indirect tax benefits and including $236,600 associated with interest and penalties). As of March 27, 2011, the Company had gross unrecognized tax benefits of $723,300 ($502,600 net of indirect tax benefits including $269,600 associated with interest and penalties).  As of April 1, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $607,000. The Company does not expect any material changes in unrecognized tax benefits over the next 12 months.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2012 was $33,500 and the total amount included in the unrecognized tax benefits liability was $236,600. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2011 was $59,000 and the total amount included in the unrecognized tax benefits liability was $203,100. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2010 was $81,100 and the total amount included in the unrecognized tax benefits liability was $220,100.

A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts is as follows:
	2012	2011	2010
Beginning balance of unrecognized tax benefit	$723,300	$1,001,600	$792,000
Increases related to prior period tax positions	172,000	176,700	65,800
Increases related to current period tax positions	--	--	219,600
Reductions as a result of a lapse in the applicable statute of limitations	--	(455,000)	--
Reductions as a result of settlements	--	--	(75,800)
Ending balance of unrecognized tax benefits	$895,300	$723,300	$1,001,600

The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2008 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2009 through 2011 remain open to examination by U.S. federal, state and local tax authorities.

Note 13. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $505,900, $610,000 and $333,700 during fiscal years 2012, 2011 and 2010, respectively. As of April 1, 2012 plan assets included 135,461 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. This plan is funded through a life insurance policy for which the Company is the sole beneficiary. The cash surrender value of the life insurance policy and the net present value of the benefit obligation of approximately $1,021,600 and $912,000, respectively, as of April 1, 2012 and $956,300 and $765,200, respectively, as of March 27, 2011 are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
	2012	2011	2010
Earnings per share – Basic:
Net earnings	$16,437	$10,018	$9,139
Less: Distributed and undistributed earnings allocated to nonvested stock	(239)	(180)	(196)
Earnings available to common shareholders – Basic	$16,198	$9,838	$8,943

Weighted average common shares outstanding – Basic	7,639	7,394	7,199

Earnings per common share – Basic	$2.12	$1.33	$1.24

Earnings per share – Diluted:
Net earnings	$16,437	$10,018	$9,139
Less: Distributed and undistributed earnings allocated to nonvested stock	(231)	(174)	(189)
Earnings available to common shareholders – Diluted	$16,206	$9,844	$8,950

Weighted average common shares outstanding – Basic	7,639	7,394	7,199
Effect of dilutive options	356	362	341
Weighted average common shares outstanding – Diluted	7,995	7,756	7,540

Earnings per common share – Diluted	$2.03	$1.27	$1.19

As of April 1, 2012, there were no stock options with respect to shares of common stock outstanding and there, were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. As of March 27, 2011, stock options with respect to 135,000 shares of common stock were outstanding. There were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. As of March 28, 2010, stock options with respect to 180,000 shares of common stock were outstanding. There were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. The remaining stock options, Performance Stock Units and Restricted Stock then outstanding were dilutive and therefore included in the computation of dilutive earnings per share.

Note 15. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010 includes $2,928,200, $2,274,000 and $2,162,600, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010 includes $1,127,400, $809,500 and $821,800, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 21, 2011, the Company’s shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 690,000 shares, from 2,638,125 to an aggregate of 3,553,125 shares of the Company's common stock. As of April 1, 2012, 696,303 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2012 fiscal year end, on May 3, 2012, based on fiscal year 2012 results, 2,800 shares related to Performance Stock Units (PSUs) were cancelled, and as a result, those shares were made available for future grants. Also in May 2012, additional PSUs and restricted stock awards were issued, providing recipients with the opportunity to earn up to 151,200 and 20,100 additional shares, respectively, of the Company’s common stock in the aggregate. Accordingly, on May 3, 2012, an aggregate of 527,803 shares were available for issue pursuant to future awards under the 1994 Plan. The 1994 Plan allows for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock awards and other performance awards. On July 21, 2011, the Company’s shareholders also approved an amendment to extend the date through which awards may be granted under the 1994 Plan from July 22, 2014 to July 21, 2016. No additional awards can be made under the 1994 Plan after July 21, 2016, without shareholder approval of an extension of the plan term. Options, restricted stock and PSU awards have been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

Performance Stock Units:Beginning in fiscal year 2005, the Company’s equity-based compensation philosophy and practice shifted away from awarding stock options to granting performance-based and time-vested stock grants. Accordingly, in April 2004, the Company’s Board of Directors established a Performance Stock Unit (PSU) Award Program under the 1994 Plan. Under the program, PSUs have been granted to selected individuals. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareowner value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with the FASB standard on stock compensation, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures. The Company estimated the forfeiture rate primarily based on historical experience and expectations of future forfeitures. The Company’s calculated estimated forfeiture rate is less than 1%.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2012, 2011 and 2010:

	2012		2011		2010
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted-Average Fair Value at Grant
Outstanding, non-vested beginning of period	696,089	$10.15	679,627	$6.75	539,241	$8.07
Granted	260,000	10.97	274,500	16.00	396,000	5.85
Vested	(201,546)	8.20	(238,163)	7.24	(141,794)	8.19
Forfeited/canceled	(149,699)	15.55	(19,875)	9.42	(113,820)	7.81
Outstanding, non-vested end of period	604,844	$9.81	696,089	$10.15	679,627	$6.75

As of April 1, 2012, there was approximately $1.9 million of total unrecognized compensation cost, net of forfeitures, related to PSUs. These costs are expected to be recognized over a weighted average period of 1.4 years.  Total fair value of shares vested during fiscal years 2012, 2011 and 2010 was $2,191,500, $3,639,100 and $833,700, respectively.

Of the outstanding PSUs covering 604,844 non-vested shares as of April 1, 2012, PSUs covering 2,800 shares were cancelled in May 2012, based on fiscal year 2012 activity. These PSUs were cancelled primarily because individual performance targets for certain non-director employee participants did not fully reach the target performance set forth in the PSU grants for fiscal year 2012. The remaining 602,044 shares have been earned based on past performance, but not yet vested as of April 1, 2012. Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest and be paid on or about May 1 of 2012, 2013, 2014 and 2015, as follows:

Number of Shares
2012	258,189
2013	187,262
2014	94,043
2015	62,550
602,044

Subsequent to the Company’s 2012 fiscal year end, on May 3, 2012, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 151,200 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2013. These PSUs have only one measurement year (fiscal year 2013), with any shares earned at the end of fiscal year 2013 to vest 25% on or about each of May 1 of 2013, 2014, 2015 and 2016, provided that the participant remains employed by or affiliated with the Company on each such date.

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

The value of each option at the date of grant is amortized as compensation expense over the option service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding.  The following table summarizes the pertinent option information for outstanding options:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, beginning of year	135,000	$5.11
Granted	--	--
Exercised	(135,000)	5.11
Cancelled	--	--
Outstanding, end of year	--	$--	--	$--
Exercisable, end of year	--	$--	--	$--

There were no options granted during fiscal years 2012, 2011 and 2010. The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $2,087,800, $299,300 and $72,300, respectively.

As of April 1, 2012, there was no unrecognized compensation costs related to stock options.

Restricted Stock: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. On both April 1, 2012 and March 27, 2011, 22,500 shares of restricted stock were released and vested. As of April 1, 2012, there were 90,000 unvested shares and approximately $1.0 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately four years.

On April 25, 2011, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 20,100 restricted stock awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These restricted stock awards will vest and be issued 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the participant remains associated with the Company (or meets orther criteria as prescribed in the agreement) on each such date.  As of April 1, 2012, there was approximately $0.3 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately three years.

Subsequent to the Company's 2012 year end, on May 3, 2012, the Compensation Committee, with the concurrence of the full Board of Directors, also granted restricted stock awards to the non-employee directors of the Company, providing them with the opportunity to have issued to them at a later date, upon vesting, up to 3,350 shares each, or up to 20,100 additional shares of the Company’s common stock in the aggregate. Restricted stock awards are subject to time vesting but not performance vesting. These restricted stock awards will vest and be issued 25% on or about each of May 1 of 2013, 2014, 2015 and 2016, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Compensation expense on restricted stock is measured using the grant date price, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests.

Team Member Stock Purchase Plan: During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. The Company's expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with the FASB standard on employee share purchase plans. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010 related to the FASB standard were $47,800, $51,200 and $42,100, respectively. During the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010, 12,503, 16,662 and 21,319 shares were sold to employees under this plan, having a weighted average market value of $11.18, $8.95 and $5.73, respectively.

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

As of April 1, 2012, the Company has no assets or liabilities recorded at fair value.  The following table presents information about assets and liabilities recorded at fair value on the Company’s Consolidated Balance Sheet as of March 27, 2011:

	Balance at March 27, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap agreement, net of tax	$(24,600)	$--	$(24,600)	$--
Total liabilities at fair value	$(24,600)	$--	$(24,600)	$--

The Company’s fair value of its interest rate swap was derived from valuation models commonly used for derivatives. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The Company's derivatives traded in liquid markets, and as such, model inputs could generally be verified and did not involve significant management judgment.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of April 1, 2012 and March 27, 2011 due to their short term nature.

Fair value of long-term debt, calculated using current interest rates and future principal payments, as of April 1, 2012 and March 27, 2011 is estimated as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$2,775,000	$2,517,000	$3,000,000	$2,979,600
Note payable to Baltimore County	$182,200	$165,000	$207,800	$185,400
Note payable to the Maryland Economic Development Corporation	$--	$--	$110,400	$109,400

Note 17. Supplemental Cash Flow Information

Cash paid for income taxes, net of refunds, for fiscal years 2012, 2011 and 2010 totaled $8,191,500, $5,183,700 and $3,940,000 respectively. Cash paid for interest during fiscal years 2012, 2011 and 2010 totaled $311,500, $427,700 and $375,100, respectively. No interest was capitalized during fiscal years 2012, 2011 and 2010.

Note 18. Concentration of Risk

Sales to customers and purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, the Company has more formal agreements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months' or otherwise short notice and they typically contain no obligation to make purchases from TESSCO. In the event a significant customer decides to make its purchases from another source, experiences a significant change in demand internally or from its own customer base, becomes financially unstable, or is acquired by another company, the Company’s ability to generate revenues from these customers may be significantly affected, resulting in an adverse affect on its financial position and results of operations.

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2012, 2011 and 2010, sales of products purchased from the Company's top ten vendors accounted for 43%, 40% and 40% of total revenues, respectively. In fiscal year 2012 and fiscal year 2011, sales of product purchased from the Company’s largest vendor, Otter Products LLC, a significant portion of which are sold to the Company’s largest customer AT&T Mobility, accounted for approximately 17% and 13% of total revenues, respectively. In fiscal year 2010, the Company did not have any vendors that accounted for 10% of more of its total revenues. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or vendor relationships. For fiscal years 2012, 2011 and 2010, sales of products to the Company's top ten customer relationships accounted for 45%, 37% and 40% of total revenues, respectively. In fiscal years 2012, 2011 and 2010, sales to the Company’s top customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories classified in the Retail segment, accounted for approximately 36%, 28% and 32% of total revenues, respectively (also see Note 19).

Note 19. Subsequent Events

In April, 2012, the Company was notified by AT&T that they intend to transition their retail store supply chain business away from TESSCO beginning in the second quarter of the Company’s fiscal 2013 and to be fully terminated at some point during the Company’s third fiscal quarter of fiscal 2013, resulting in a significant reduction in revenues and a lesser relative impact on overall profits. During and after the transition, TESSCO expects to continue to supply product to this customer’s other programs and supply proprietary Ventev® products to AT&T retail stores.

Note 20. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended April 1, 2012 and March 27, 2011 is presented in the table below:

	Fiscal Year 2012 Quarters Ended				Fiscal Year 2012 Quarters Ended

	Apr. 1, 2012	Dec. 25, 2011	Sept. 25, 2011	Jun. 26, 2011	Mar. 27, 2011	Dec. 26, 2011	Sept. 26, 2011	Jun. 27, 2010
Revenues	$194,787,400	$226,250,100	$148,837,400	$163,515,000	$130,300,200	$167,940,000	$165,026,400	$141,952,600
Cost of goods sold	156,798,300	186,773,300	114,847,500	126,314,600	99,942,400	134,137,000	128,256,400	109,602,800
Gross profit	37,989,100	39,476,800	33,989,900	37,200,400	30,357,800	33,803,000	36,770,000	32,349,800
Selling, general and administrative expenses	32,221,100	31,596,300	28,159,900	29,675,100	27,724,000	29,465,800	31,203,600	28,911,700
Income from operations	5,768,000	7,880,500	5,830,000	7,525,300	2,633,800	4,337,200	5,566,400	3,438,100
Interest, net	41,000	73,500	72,900	105,500	94,100	118,900	129,800	77,800
Income before provision for income taxes	5,727,000	7,807,000	5,757,100	7,419,800	2,539,700	4,218,300	5,436,600	3,360,300
Provision income taxes	2,178,100	3,033,400	2,216,900	2,845,600	897,900	1,257,100	2,090,900	1,290,800
Net income	$3,548,900	$4,773,600	$3,540,200	$4,574,200	$1,641,800	$2,961,200	$3,345,700	$2,069,500
Diluted earnings per share	$0.43	$0.59	$0.44	$0.57	$0.21	$0.38	$0.43	$0.26
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.10	$0.10	$0.10	$0.10	$0.10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of April 1, 2012 and March 27, 2011, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 1, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at April 1, 2012 and March 27, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 1, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESCCO Technologies Incorporated's and subsidiaries internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Baltimore, Maryland
May 31, 2012

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our system of internal control is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 1, 2012.

The effectiveness of our internal control over financial reporting as of April 1, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within Item 9A of Part I of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of April 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  TESSCO Technologies Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TESSCO Technologies Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of April 1, 2012 and March 27, 2011, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 1, 2012 of TESSCO Technologies Incorporated and subsidiaries and our report dated May 31, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
May 31, 2012

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

Consolidated Balance Sheets as of April 1, 2012 and March 27, 2011
Consolidated Statements of Income for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010
Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010
Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010
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

3.2.3
First Amendment to Sixth Amended and Restated By-laws of the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2011).

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

10.2.1	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (No. 33-81834)).
10.3.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.3.2	Form of Restricted Stock Unit (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2011).
10.4.1
TESSCO Technologies Incorporated Second Amended and Restated 1994 Stock and Incentive Plan, dated as of July 24, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2008).

10.4.2
First Amendment to Second Amended and Restated 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2011).

10.4.3
TESSCO Technologies Incorporated Performance Share Unit Agreement – Officer and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2004).

10.4.4
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

10.7.12
Fifth Modification Agreement, made effective May 20, 2011, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.7.12 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 27, 2011).

10.7.13
Sixth Modification Agreement, made effective December 30, 2011, to Credit Agreement dated as of May 31, 2007, by an among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2012).

10.7.14
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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Annual Report on Form 10-K for the year ended April 1, 2012 formatted in XBRL: (i) Consolidated Statement of Income for the years ended April 1, 2012, March 27, 2011 and March 28, 2010; (ii) Consolidated Balance Sheet at April 1, 2012 and March 27, 2011; (iii)  Consolidated Statement of Cash Flows for the years April 1, 2012 and March 27, 2011; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2012	2011	2010
Allowance for doubtful accounts:
Balance, beginning of period	$1,616,500	$1,516,600	$1,874,700
Provision for bad debts	458,700	1,050,500	743,500
Write-offs and other adjustments	(1,076,400)	(950,600)	(1,101,600)
Balance, end of period	$998,800	$1,616,500	$1,516,600

	2012	2011	2010
Inventory Reserve:
Balance, beginning of period	$4,183,200	$3,461,700	$2,681,100
Inventory reserve expense	3,494,800	4,759,000	2,634,900
Write-offs and other adjustments	(4,409,100)	(4,037,500)	(1,854,300)
Balance, end of period	$3,268,900	$4,183,200	$3,461,700

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President May 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 31, 2012
Robert B. Barnhill, Jr.

/s/ David M. Young	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	May 31, 2012
David M. Young
/s/ Jay G. Baitler	Director	May 31, 2012
Jay G. Baitler

/s/ John D. Beletic	Director	May 31, 2012
John D. Beletic

/s/ Benn R. Konsynski	Director	May 31, 2012
Benn R. Konsynski

/s/ Daniel Okrent	Director	May 31, 2012
Daniel Okrent

/s/ Dennis J. Shaughnessy	Director	May 31, 2012
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	May 31, 2012
Morton F. Zifferer