Form 10-K/A
period 2012-04-01
TESSCO TECHNOLOGIES INC
filed 2012-06-01
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

The sole purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended April 1, 2012, originally filed with the Securities and Exchange Commission on May 31, 2012, is to furnish Exhibit 101.1 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included therein.  No other changes have been made to the Form 10-K, and the Form 10-K has not been updated to reflect events that may have occurred subsequent to the original filing date. Due to a technical issue,  the XBRL Interactive Data File did not appear as an exhibit to the Annual Report on Form 10-K when originally submitted.

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

11.1.1**	Statement re: Computation of Per Share Earnings.
21.1.1**	Subsidiaries of the Registrant.
23.1.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1.1**	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2.1**	Rule 15d-14(a) Certification of David M. Young, Chief Financial Officer.
32.1.1**	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2.1**	Section 1350 Certification of David M. Young, Chief Financial Officer.
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

*	Filed herewith
**	Previously filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President June 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	June 1, 2012
Robert B. Barnhill, Jr.

/s/ David M. Young	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 1, 2012
David M. Young
/s/ Jay G. Baitler	Director	June 1, 2012
Jay G. Baitler

/s/ John D. Beletic	Director	June 1, 2012
John D. Beletic

/s/ Benn R. Konsynski	Director	June 1, 2012
Benn R. Konsynski

/s/ Daniel Okrent	Director	June 1, 2012
Daniel Okrent

/s/ Dennis J. Shaughnessy	Director	June 1, 2012
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 1, 2012
Morton F. Zifferer