Form 10-Q
period 2012-07-01
TESSCO TECHNOLOGIES INC
filed 2012-08-09
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012 or
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
Yes ☐           No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2012, was 8,029,062.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	July 1, 2012	April 1, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,268,500	$18,211,600
Trade accounts receivable, net	97,070,400	88,748,200
Product inventory, net	57,615,000	53,360,300
Deferred tax assets	3,135,100	3,135,100
Prepaid expenses and other current assets	3,932,100	2,308,200
Total current assets	176,021,100	165,763,400

Property and equipment, net	22,138,700	22,905,700
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,119,500	2,143,900
Total assets	$211,964,000	$202,497,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$98,369,400	$78,344,700
Payroll, benefits and taxes	4,993,400	17,211,600
Income and sales tax liabilities	1,424,600	3,137,000
Accrued expenses and other current liabilities	1,083,400	1,041,100
Current portion of long-term debt	249,200	249,200
Total current liabilities	106,120,000	99,983,600

Deferred tax liabilities	2,243,500	2,243,500
Long-term debt, net of current portion	2,645,700	2,708,000
Other long-term liabilities	3,799,500	3,910,700
Total liabilities	114,808,700	108,845,800

Commitments and Contingencies

Shareholders’ equity:
Preferred stock	--	--
Common stock	90,800	88,000
Additional paid-in capital	47,673,200	45,135,900
Treasury stock	(48,075,400)	(46,276,400)
Retained earnings	97,466,700	94,704,400
Total shareholders’ equity	97,155,300	93,651,900
Total liabilities and shareholders’ equity	$211,964,000	$202,497,700

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income and Comprehensive Income

	Fiscal Quarters Ended
	July 1, 2012	June 26, 2011

Revenues	$192,418,200	$163,515,000
Cost of goods sold	156,925,000	126,314,600
Gross profit	35,493,200	37,200,400
Selling, general and administrative expenses	28,562,400	29,675,100
Income from operations	6,930,800	7,525,300
Interest, net	57,400	105,500
Income before provision for income taxes	6,873,400	7,419,800
Provision for income taxes	2,666,900	2,845,600
Net income	$4,206,500	$4,574,200
Basic earnings per share	$0.53	$0.59
Diluted earnings per share	$0.51	$0.57

Cash dividends declared per common share	$0.18	$0.10
Comprehensive income	$4,206,500	$4,595,700

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows
	Three Months Ended
	July 1, 2012	June 26, 2011

Cash flows from operating activities:
Net income	$4,206,500	$4,574,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,247,800	1,173,000
Non-cash stock-based compensation expense	337,800	821,300
Deferred income taxes and other	(111,200)	319,300
Change in trade accounts receivable	(8,322,200)	(17,666,800)
Change in product inventory	(4,254,700)	(5,747,300)
Change in prepaid expenses and other current assets	(1,623,900)	(52,300)
Change in trade accounts payable	20,024,700	11,991,000
Change in payroll, benefits and taxes	(12,218,200)	1,121,500
Change in income and sales tax liabilities	(1,712,400)	584,000
Change in accrued expenses and other current liabilities	104,400	(76,900)
Net cash used in operating activities	(2,321,400)	(2,959,000)

Cash flows from investing activities:
Purchases of property and equipment	(456,400)	(390,100)
Net cash used in investing activities	(456,400)	(390,100)

Cash flows from financing activities:
Payments on long-term debt	(62,300)	(100,600)
Cash dividends paid	(1,444,200)	(775,100)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(1,799,000)	(463,200)
Excess tax benefit from stock-based compensation	2,140,200	403,300
Net cash used in financing activities	(1,165,300)	(935,600)

Net decrease in cash and cash equivalents	(3,943,100)	(4,284,700)

Cash and cash equivalents, beginning of period	18,211,600	8,178,200

Cash and cash equivalents, end of period	$14,268,500	$3,893,500

See accompanying notes.

TESSCO Technologies Incorporated
Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), architects and delivers innovative product and value chain solutions to support wireless broadband systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 98% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars.

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

Note 2. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The accounting standard is effective for the Company beginning April 2, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on Company’s results of operations or financial condition.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the three months ended July 1, 2012 and June 26, 2011 includes $337,800 and $821,300, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $2,140,200 and $336,800, primarily related to the PSUs which vested during the three months ended July 1, 2012 and June 26, 2011, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal 2013:

	Three Months Ended July 1, 2012	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	604,844	$9.81
Granted	151,200	19.30
Vested	(258,186)	8.87
Forfeited/cancelled	(2,800)	10.89
Unvested shares available for issue under outstanding PSUs, end of period	495,058	$13.19

Of the 495,058 shares available for issuance under outstanding PSUs but not yet vested as of July 1, 2012, 343,858 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following years.

The PSUs cancelled during fiscal 2013 related to the fiscal 2012 grant of PSUs, which had a 1-year measurement period (fiscal 2012). The PSUs were cancelled because the applicable fiscal 2012 performance targets were not fully satisfied. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

During fiscal 2013, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key employees, providing them with the opportunity to earn up to 151,200 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have one measurement year (fiscal 2013), with any shares earned at the end of fiscal 2013 to vest and be issued ratably on or about May 1 of each of 2013, 2014, 2015 and 2016, provided that the respective participants remain employed by the Company on each such date.

If the maximum number of PSUs granted in fiscal 2013 is assumed to be earned, total unrecognized compensation costs, on these and all earned but unvested PSU’s would be approximately $4.2 million, net of estimated forfeitures, as of July 1, 2012, and would be expensed through fiscal 2016. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Restricted Stock: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56. As of July 1, 2012, 90,000 shares remained unvested, and there was no activity related to these restricted shares during the first three months of fiscal 2013. As of July 1, 2012, there was approximately $0.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately four years.

On April 25, 2011 and May 3, 2012, an aggregate of 36,000 and 20,100 restricted stock awards were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of July 1, 2012, there was approximately $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards.

PSUs and RSUs are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by NASDAQ on the date of grant minus the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs.

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

The Company has no assets and liabilities recorded at fair value as of July 1, 2012.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of July 1, 2012 and April 1, 2012 due to their short term nature.

Fair value of long term debt is calculated using current market interest rates, and future principal payments, as of July 1, 2012 and April 1, 2012 is estimated as follows:

	July 1, 2012		April 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,718,700	$2,477,700	$2,775,000	$2,517,000
Note payable to Baltimore County	$176,200	$160,100	$182,200	$165,000

Note 5. Income Taxes

As of July 1, 2012, the Company has a gross amount of unrecognized tax benefits of $938,000, and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $635,400.

A reconciliation of the changes in the gross balance of unrecognized tax benefits is as follows:

Beginning balance at April 1, 2012 of unrecognized tax benefit	$895,300
Increases related to prior period tax positions	17,500
Increases related to current period tax positions	25,200
Ending balance at July 1, 2012 of unrecognized tax benefits	$938,000

Note 6. Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended
	July 1, 2012	June 26, 2011
Earnings per share – Basic:
Net earnings	$4,207	$4,574
Less: Distributed and undistributed earnings allocated to nonvested stock	(48)	(67)
Earnings available to common shareholders – Basic	$4,159	$4,507

Weighted average common shares outstanding – Basic	7,867	7,579

Earnings per common share – Basic	$0.53	$0.59

Earnings per share – Diluted:
Net earnings	$4,207	$4,574
Less: Distributed and undistributed earnings allocated to nonvested stock	(47)	(65)
Earnings available to common shareholders – Diluted	$4,160	$4,509

Weighted average common shares outstanding – Basic	7,867	7,579
Effect of dilutive options	373	293
Weighted average common shares outstanding – Diluted	8,240	7,872

Earnings per common share – Diluted	$0.51	$0.57

Anti-dilutive equity awards not included above	--	--

Note 7. Business Segments

Since the beginning of the second quarter of fiscal 2012, the Company has evaluated its business in two segments – commercial and retail.  The commercial segment includes: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; and (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market.  The retail segment includes: (1) retailers, dealer agents and Tier 2 and 3 carriers; and (2) Tier 1 carriers (including the Company’s largest customer, AT&T Mobility, Inc.).

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

The Company does not segregate assets by segments, for internal reporting, for evaluating performance or for allocating capital. The Company has, however, allocated all goodwill and indefinite-lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at July 1, 2012 relates to acquisitions within its commercial segment.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

The segment information for the periods ended June 26, 2011 below has been restated to reflect the current year segment presentation.

Segment activity for the first quarter fiscal years 2013 and 2012 is as follows (in thousands):

	Three months ended July 1, 2012
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$20,018	$--	$20,018
Private system operator & government market	29,600	--	29,600
Commercial dealer & reseller market	31,608	--	31,608
Retailer, dealer agent & Tier 2/3 carrier market	--	31,641	31,641
Revenues, excluding Tier 1 carrier market	81,226	31,641	112,867
Tier 1 carrier market	--	79,551	79,551
Total revenues	81,226	111,192	192,418

Gross Profit
Public carrier, contractor & program manager market	4,458	--	4,458
Private system operator & government market	8,153	--	8,153
Commercial dealer & reseller market	8,798	--	8,798
Retailer, dealer agent & Tier 2/3 carrier market	--	6,627	6,627
Gross profit, excluding Tier 1 carrier market	21,409	6,627	28,036
Tier 1 carrier market	--	7,457	7,457
Total gross profit	21,409	14,084	35,493

Directly allocatable expenses	10,111	7,146	17,257
Segment net profit contribution	$11,298	$6,938	$18,236
Corporate support expenses			11,363
Income before provision for income taxes			$6,873

	Three months ended June 26, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$18,166	$--	$18,166
Private system operator & government market	31,273	--	31,273
Commercial dealer & reseller market	28,880	--	28,880
Retailer, dealer agent & Tier 2/3 carrier market	--	28,695	28,695
Revenues, excluding Tier 1 carrier market	78,319	28,695	107,014
Tier 1 carrier market	--	56,501	56,501
Total revenues	78,319	85,196	163,515

Gross Profit
Public carrier, contractor & program manager market	4,349	--	4,349
Private system operator & government market	9.369	--	9,369
Commercial dealer & reseller market	8.150	--	8,150
Retailer, dealer agent & Tier 2/3 carrier market	--	6,084	6,084
Gross profit, excluding Tier 1 carrier market	21,868	6,084	27,952
Tier 1 carrier market	--	9,248	9,248
Total gross profit	21,868	15,332	37,200

Directly allocatable expenses	10,024	6,817	16,841
Segment net profit contribution	$11,844	$8,515	$20,359
Corporate support expenses			12,939
Income before provision for income taxes			$7,420

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

Supplemental revenue and gross profit information by product category for the first quarter of fiscals 2013 and 2012 are as follows (in thousands):
Three months ended July 1, 2012
Revenues
Base station infrastructure	$49,146
Network systems	17,736
Installation, test and maintenance	10,640
Mobile device accessories	114,896
Total revenues	192,418

Gross Profit
Base station infrastructure	14,404
Network systems	3,658
Installation, test and maintenance	2,540
Mobile device accessories	14,891
Total gross profit	35,493

Three months ended June 26, 2011
Revenues
Base station infrastructure	$47,208
Network systems	19,473
Installation, test and maintenance	9,947
Mobile device accessories	86,887
Total revenues	163,515

Gross Profit
Base station infrastructure	14,975
Network systems	3,874
Installation, test and maintenance	2,303
Mobile device accessories	16,048
Total gross profit	37,200

Note 8. Comprehensive Income

The components of total comprehensive income were as follows:

	Three Months Ended
	July 1, 2012	June 26, 2011

Net income	$4,206,500	$4,574,200
Change in value of interest rate swap, net of tax	--	21,500
Total comprehensive income	$4,206,500	$4,595,700

Note 9. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of July 1, 2012, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of July 1, 2012, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, none were purchased during fiscal 2012 or the first three months of fiscal 2013. As of July 1, 2012, 88,163 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended July 1, 2012 and June 26, 2011 the allocated value of the shares withheld totaled $1,799,000 and $463,200, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For both the fiscal quarters ended July 1, 2012 and June 26, 2011, sales of products to the Company’s top customer relationship, AT&T Mobility Inc. (“AT&T”), accounted for 38% and 28% of total revenues, respectively. For the fiscal quarter ended July 1, 2012, aside from AT&T, no customer accounted for more than 5% of total consolidated revenues, respectively.  As further described below, in April 2012, we were notified by AT&T that they intend to transition their retail store supply chain business away from TESSCO beginning in the second quarter of the Company’s fiscal 2013.  We now anticipate that this business will be transitioned in all material respects at some point during the Company’s third quarter of fiscal 2013.  This will result in a significant reduction in revenues but a lesser relative impact on overall profits.

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For the first quarter of fiscal years 2013 and 2012, sales of products purchased from the Company’s largest vendor, Otter Products LLC, a significant portion of which are sold to the Company’s largest customer AT&T, accounted for approximately 11% and 22% of total revenues, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2012.

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions, at lower costs, to support wireless broadband systems. Although we sell products to customers in many countries, approximately 98% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

The Company evaluates its business in two segments – commercial and retail.  The commercial segment includes: (1) public carriers, contractors and program managers; (2) private system operators and governments; and (3) commercial dealers and resellers.  The retail segment includes: (1) retailers, dealer agents and Tier 2 and 3 carriers and (2) Tier 1 carriers (including the Company’s largest customer, AT&T).

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

Our largest customer relationship, AT&T, a Tier 1 cellular carrier purchasing phone accessories, accounted for approximately 36% of our total revenues during fiscal 2012 and 38% of total revenues for the first quarter of fiscal 2013. In April 2012, we were notified by AT&T that they intend to transition their retail store supply chain business away from TESSCO beginning in the second quarter of our fiscal 2013.  We now anticipate that this business will be transitioned in all material respects at some point during our third quarter of fiscal 2013, resulting in a significant reduction in revenues but a lesser relative impact on overall profits. During and after the transition, TESSCO expects to continue to supply product to this customer’s other programs and to supply proprietary Ventev® products to AT&T retail stores.

Sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 11% of our total revenues for the first quarter of fiscal 2013.  Much of this concentration, however, is attributable to our mobile device accessory sales to AT&T, which in relation to Otter are expected to be fully transitioned from TESSCO to a third party logistics provider in the third quarter of our fiscal 2013. The terms of our current business relationship with Otter are set to expire in March 2013 and as such, we have been engaged in discussions with them regarding revised terms of our relationship.  Between now and March 2013 we plan to continue our aggressive marketing and selling of Otter products as a key part of our multi-brand offering and also plan to continue our dialogue with Otter related to future business terms.

Excluding sales to our Tier 1 carriers, first quarter revenues increased by 5.5% as compared to the first quarter of fiscal 2012. This growth, combined with a 40.8% increase in sales to our Tier 1 carriers (including AT&T), resulted in total first quarter revenue growth of 17.7% compared to the first quarter of fiscal 2012.  Excluding our Tier 1 carriers, gross profit remained essentially flat in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 and gross profit from our Tier 1 carriers decreased 19.4% in the first quarter of fiscal 2013.  This resulted in an overall decrease in gross profits of 4.6% compared to the first quarter of the prior fiscal year.  Selling, general and administrative expenses decreased by 3.7% over the prior year quarter, primarily due to a decrease in our pay for performance bonus expense. As a result, net income decreased by 8.0% and diluted earnings per share decreased by 10.5% over the prior-year quarter.

We believe that our recent revenue growth excluding sales toTier 1 carriers has been, and we expect that it will continue to be, largely driven by the growth in wireless devices.  Consumers’ demand for these devices is helping to drive opportunities for the sale of our accessory product to our Tier 1 and other retail customers.  Also, we believe the growth in wireless devices will require more network build outs in the coming quarters that will impact our Commercial segment.  We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

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

Results of Operations

First Quarter of Fiscal Year 2013 Compared with First Quarter of Fiscal Year 2012

Total Revenues. Revenues for the first quarter of fiscal 2013 increased 17.7% as compared with the first quarter of fiscal 2012, largely due to a 30.5% increase in retail segment revenues.  The retail sales growth was largely a result of a 40.8% increase in sales to our Tier 1 carrier customers, primarily AT&T, but also due to a 10.3% increase in sales to our non-Tier 1 customers.  Commercial segment revenues increased 3.7% compared to the first quarter of fiscal 2012, with a significant increase in sales to our commercial dealers and resellers and public system operators contractors and program managers markets, partially offset by a decline in sales to our private and government system operators market.

Total Gross Profit. Gross profit for the first quarter of fiscal 2013 decreased 4.6% as compared with the first quarter of fiscal 2012, due to an 8.1% decrease in our retail segment and a 2.1% decrease in our commercial segment. Within the retail segment, our Tier 1 carrier market showed a considerable increase in sales, but much lower gross margins associated with these Tier 1 sales, resulting in a 19.4% decline in gross profit in the retail segment.  This was primarily due to the business expansion experienced with AT&T beginning in the third quarter of fiscal 2012.  As discussed above, we expect that this business will be transitioned in all material respects during the third quarter of fiscal 2013.  The decrease in our commercial segment gross profit was driven by a decline in our private and government market, partially offset by increases in our commercial dealers and resellers and public carrier, contractor and program manager markets.  Overall gross profit margin decreased to 18.4%, compared to 22.8% for the same period last year, driven by the temporarily expanded AT&T business.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $1.1 million or 3.7% in the first quarter of fiscal 2013 as compared with the first quarter of fiscal 2012. Selling, general and administrative expenses as a percentage of revenues decreased to 14.8% in the first quarter of fiscal 2013 from 18.1% in the first quarter of fiscal 2012 primarily as a result of a significant increase in revenues and lower pay for performance bonus accruals, partially offset by higher information technology expenses.

Pay for performance bonus expense (including both cash and equity plans) decreased by $2.6 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. Because our reward programs are performance based, and our results during the first three months of 2013 were behind our target runrate, bonus expense was lower compared to last year’s quarter.

Information technology expense increased approximately $0.3 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012.  This increase was primarily related to investments in business generation technology tools.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $214,900 and $12,000 for the first quarter ended July 1, 2012 and June 26, 2011, respectively.

Interest, Net. Net interest expense decreased from $105,500 in the first quarter of fiscal 2012 to $57,400 in the first quarter of fiscal 2013, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased slightly from 38.4% in the first quarter of fiscal 2012 to 38.8% in the first quarter of fiscal 2013.  As a result of the factors discussed above, net income for the first quarter of fiscal 2013 decreased 8.0% and diluted earnings per share decreased 10.5% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $81.2 million in the first quarter of fiscal 2013, compared to $78.3 million in the prior year period, a 3.7% increase.  Gross profit totaled $21.4 million, a 2.1% decrease as compared to the first quarter last year.  Within this segment, the commercial dealers and resellers market grew revenues by 9.4% and gross profits by 8.0%.  The public carrier, contractor and program manager market had revenue and gross profit increases of 10.2% and 2.5%, respectively.  The private system operator and government market revenues declined by 5.3% and gross profits by 13.0%.

Our direct expenses in this segment totaled $10.1 million, a 0.9% increase compared to the first quarter of fiscal 2012.  Therefore, total segment net profit contribution was $11.3 million, a 4.6% decrease over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $111.2 million in the first quarter of fiscal 2013, representing a 30.5% increase from the prior year period.  Gross profit totaled $14.1 million, an 8.1% decrease.  Revenues in our retailer, dealer agent and Tier 2/3 carrier market also increased in the first quarter of fiscal 2013 as compared to the same period last year, up 10.3%, with an 8.9% increase in gross profit, as a result of changes in product and customer mix.  We experienced significantly higher sales to our Tier 1 carrier market, primarily AT&T, which showed a 40.8% revenue increase, however, due to the lower gross margin associated with this business, gross profit declined 19.4% on sales to the Tier 1 carrier market.

Our direct expenses in this segment totaled $7.1 million in the first quarter of fiscal 2013, a 4.8% increase over the prior year period.  Therefore, total segment net profit contribution was $6.9 million for the first quarter of fiscal 2013, an 18.5% decrease over the prior year period.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the three months ended July 1, 2012 and June 26, 2011:

	Three Months Ended
	July 1, 2012	June 26, 2011
Cash flows used in operating activities	$(2,321,400)	$(2,959,000)
Cash flows used in investing activities	(456,400)	(390,100)
Cash flows used in financing activities	(1,165,300)	(935,600)
Net decrease in cash and cash equivalents	$(3,943,100)	$(4,284,700)

We used $2.3 million of net cash from operating activities in the first three months of fiscal 2013 compared with $3.0 million used in the first three months of fiscal 2012. In the first three months of fiscal 2013, our cash used in operating activities was primarily driven by increases in trade accounts receivable and inventory and a significant decrease in accrued payroll, benefits and taxes partially offset by net income (net of depreciation and amortization and non-cash stock-based compensation expense) and an increase in trade accounts payable. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts, resulting in part from the expansion of our AT&T relationship during the third quarter of fiscal 2012.  The increase in trade accounts receivable is primarily due to the timing of sales and collections, including AT&T sales and collections as well as the fact that we have granted extended payment terms to certain large customers. The increased inventory levels are to support AT&T sales and to position our inventory to meet customer demand early in our second fiscal quarter.  The significant decrease in accrued payroll, benefits and taxes was primarily related to the payment of our annual pay for performance bonuses during the first quarter.

Capital expenditures of $0.5 million in the first three months of fiscal 2013 were up from expenditures of $0.4 million in the first three months of fiscal 2012. In the first three months of both fiscal 2013 and 2012, capital expenditures primarily consisted of investments in information technology.

Net cash used in financing activities was $1.2 million for the first three months of fiscal 2013 compared with a net cash outflow from financing activities of $0.9 million for the first three months of fiscal 2012.  For the first three months of fiscal 2013 and fiscal 2012, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of treasury stock and stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of July 1, 2012, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013.  We intend to refinance and/or extend this agreement before that date.  However, there can be no assurances that we will be able to secure a replacement facility on terms acceptable to us, if at all.

This revolving credit facility has been amended several times since its inception and as of December 30, 2011 allows us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $6.25 million of dividends in any 12 month period. As of July 1, 2012, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. Effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.    As of July 1, 2012, we were in compliance with all of the loan covenants.  The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.7 million as of July 1, 2012.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At July 1, 2012, the principal balance of this term loan was $176,200.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  The initial amount of the dividend (after the effect of stock splits) was $0.067 per share through the fourth quarter of fiscal 2010.  Since then, the dividend has been paid every quarter at gradually increasing amounts, including $0.18 per share in May 2012.  On July 23, 2012, we declared a cash dividend in the amount of $0.18 per share, payable on August 22, 2012 to holders of record as of August 8, 2012. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of July 1, 2012, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described below. The accounting standard is effective for the Company beginning April 2, 2012, with early adoption permitted. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for fiscals, and interim periods within those fiscals, beginning on or after December 15, 2011, with early adoption permitted. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on the Company’s results of operations or financial condition.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal ended April 1, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.7 million at July 1, 2012, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on July 1, 2012 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of July 1, 2012, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the first quarter of fiscal 2013, the Company did not repurchase any shares of its common stock pursuant to this program. As of July 1, 2012, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of July 1, 2012, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction for approximately $6.4 million. Until December 30, 2011, our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limited to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward.  Effective December 30, 2011, this limit was increased from $25.0 million to $30.0 million.  As of July 1, 2012, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012 formatted in XBRL: (i) Consolidated Statement of Income and Comprehensive Income for the three months ended July 1, 2012 and June 26, 2011; (ii) Consolidated Balance Sheet at July 1, 2012 and April 1, 2012; (iii)  Consolidated Statement of Cash Flows for the three months ended July 1, 2012 and June 26, 2011; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	August 9, 2012	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)