Form 10-Q
period 2012-09-30
TESSCO TECHNOLOGIES INC
filed 2012-11-08
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or
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
Yes ☐           No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 29, 2012, was 8,037,654.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	September 30, 2012	April 1, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,985,900	$18,211,600
Trade accounts receivable, net	93,744,500	88,748,200
Product inventory, net	76,289,800	53,360,300
Deferred tax assets	3,135,100	3,135,100
Prepaid expenses and other current assets	4,149,600	2,308,200
Total current assets	194,304,900	165,763,400

Property and equipment, net	22,999,100	22,905,700
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,095,200	2,143,900
Total assets	$231,083,900	$202,497,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$108,433,000	$78,344,700
Payroll, benefits and taxes	8,467,600	17,211,600
Income and sales tax liabilities	2,253,400	3,137,000
Accrued expenses and other current liabilities	1,000,500	1,041,100
Current portion of long-term debt	249,200	249,200
Total current liabilities	120,403,700	99,983,600

Deferred tax liabilities	2,243,500	2,243,500
Long-term debt, net of current portion	2,583,500	2,708,000
Other long-term liabilities	3,894,100	3,910,700
Total liabilities	129,124,800	108,845,800

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,298,264 shares issued and 7,940,277 shares outstanding as of September 30, 2012, and 13,017,172 shares issued and 7,744,528 shares outstanding as of April 1, 2012	91,000	88,000
Additional paid-in capital	48,653,100	45,135,900
Treasury stock, at cost, shares 5,357,987 outstanding as of September 30, 2012 and 5,272,644 shares outstanding as of April 1, 2012	(48,075,400)	(46,276,400)
Retained earnings	101,290,400	94,704,400
Total shareholders’ equity	101,959,100	93,651,900
Total liabilities and shareholders’ equity	$231,083,900	$202,497,700

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Comprehensive Income

	Fiscal Quarters Ended		Six Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011

Revenues	$197,238,300	$148,837,400	$389,656,500	$312,352,400
Cost of goods sold	158,613,300	114,847,500	315,538,300	241,162,100
Gross profit	38,625,000	33,989,900	74,118,200	71,190,300
Selling, general and administrative expenses	29,887,000	28,159,900	58,449,400	57,835,000
Income from operations	8,738,000	5,830,000	15,668,800	13,355,300
Interest, net	12,000	72,900	69,400	178,400
Income before provision for income taxes	8,726,000	5,757,100	15,599,400	13,176,900
Provision for income taxes	3,457,100	2,216,900	6,124,000	5,062,500
Net income	$5,268,900	$3,540,200	$9,475,400	$8,114,400
Basic earnings per share	$0.66	$0.46	$1.19	$1.05
Diluted earnings per share	$0.64	$0.44	$1.15	$1.01

Cash dividends declared per common share	$0.18	$0.15	$0.36	$0.25
Comprehensive income	$5,268,900	$3,543,300	$9,475,400	$8,139,000

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 30, 2012	September 25, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,475,400	$8,114,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,495,100	2,330,700
Non-cash stock-based compensation expense	1,102,700	1,522,700
Deferred income taxes and other	(16,500)	366,900
Change in trade accounts receivable	(4,996,300)	(5,487,000)
Change in product inventory	(22,929,500)	(10,955,900)
Change in prepaid expenses and other current assets	(1,841,400)	(454,000)
Change in trade accounts payable	30,088,300	12,841,600
Change in payroll, benefits and taxes	(8,744,000)	2,292,600
Change in income and sales tax liabilities	(883,600)	(690,700)
Change in accrued expenses and other current liabilities	145,800	(50,900)
Net cash provided by operating activities	3,896,000	9,830,400

CASH FLOWS FROM INVENSTING ACTIVITIES
Purchases of property and equipment	(2,539,800)	(2,448,500)
Net cash used in investing activities	(2,539,800)	(2,448,500)

CASHFLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(124,500)	(199,500)
Proceeds from issuance of common stock	90,900	211,100
Cash dividends paid	(2,889,500)	(1,939,300)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(1,799,000)	(655,700)
Excess tax benefit from stock-based compensation	2,140,200	471,600
Net cash used in financing activities	(2,581,900)	(2,111,800)

Net (decrease) increase in cash and cash equivalents	(1,225,700)	5,270,100

CASH AND CASH EQUIVALENTS, beginning of period	18,211,600	8,178,200

CASH AND CASH EQUIVALENTS, end of period	$16,985,900	$13,448,300

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

Note 2. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. This guidance was extended to other indefinite lived intangible assets in July 2012. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The accounting standard was effective for the Company beginning April 2, 2012 for goodwill and September 15, 2012 for other indefinite lived intangible assets.  The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 to defer the requirements that companies present reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on the Company’s results of operations or financial condition.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 30, 2012 includes $764,900 and $1,102,700, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 25, 2011 includes $701,400 and $1,522,700, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $2,140,200 and $471,600, primarily related to the PSUs which vested during the six months ended September 30, 2012 and September 25, 2011, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal 2013:
	Six Months Ended September 30, 2012	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	604,844	$9.81
Granted	151,200	19.30
Vested	(258,186)	8.87
Forfeited/cancelled	(2,800)	10.89
Unvested shares available for issue under outstanding PSUs, end of period	495,058	$13.19

Of the 495,058 shares available for issuance under outstanding PSUs but not yet vested as of September 30, 2012, 343,858 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following years.

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

If the maximum number of PSUs granted in fiscal 2013 is assumed to be earned, total unrecognized compensation costs, on these and all earned but unvested PSU’s would be approximately $3.5 million, net of estimated forfeitures, as of September 30, 2012, and would be expensed through fiscal 2016. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Restricted Stock: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56. As of September 30, 2012, 90,000 shares remained unvested, and there was no activity related to these restricted shares during the first six months of fiscal 2013. As of September 30, 2012, there was approximately $0.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately four years.

On April 25, 2011 an aggregate of 36,000, and on May 3, 2012 an aggregate of 20,100, restricted stock awards were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of September 30, 2012, there was approximately $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards.

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

The Company had no assets and liabilities recorded at fair value as of September 30, 2012 or as of April 1, 2012.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 30, 2012 and April 1, 2012 due to their short term nature.

Fair value of long term debt is calculated using current market interest rates and future principal payments, as of September 30, 2012 and April 1, 2012 is estimated as follows:

	September 30, 2012		April 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,662,600	$2,440,000	$2,775,000	$2,517,000
Note payable to Baltimore County	$170,100	$155,300	$182,200	$165,000

Note 5. Income Taxes

As of September 30, 2012, the Company has a gross amount of unrecognized tax benefits of $980,600, and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $662,600.

A reconciliation of the changes in the gross balance of unrecognized tax benefits is as follows:

Beginning balance at April 1, 2012 of unrecognized tax benefit	$895,300
Increases related to prior period tax positions	35,000
Increases related to current period tax positions	50,300
Ending balance at September 30, 2012 of unrecognized tax benefits	$980,600

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

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

Amounts in thousands, expect per share amounts	Fiscal Quarter Ended		Six Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Earnings per share – Basic:
Net earnings	$5,269	$3,540	$9,475	$8,114
Less: Distributed and undistributed earnings allocated to nonvested stock	(59)	(51)	(106)	(118)
Earnings available to common shareholders – Basic	$5,210	$3,489	$9,369	$7,996

Weighted average common shares outstanding – Basic	7,935	7,640	7,901	7,609

Earnings per common share – Basic	$0.66	$0.46	$1.19	$1.05

Earnings per share – Diluted:
Net earnings	$5,269	$3,540	$9,475	$8,114
Less: Distributed and undistributed earnings allocated to nonvested stock	(58)	(50)	(88)	(103)
Earnings available to common shareholders – Diluted	$5,211	$3,490	$9,387	$8,011

Weighted average common shares outstanding – Basic	7,935	7,640	7,901	7,609
Effect of dilutive options	228	302	256	298
Weighted average common shares outstanding – Diluted	8,163	7,942	8,157	7,907

Earnings per common share – Diluted	$0.64	$0.44	$1.15	$1.01

Anti-dilutive equity awards not included above	--	--	--	--

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

The Company does not segregate assets by segments, for internal reporting, for evaluating performance or for allocating capital. The Company has, however, allocated all goodwill and indefinite-lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at September 30, 2012 relates to acquisitions within its commercial segment.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the second quarter and first six months of fiscal years 2013 and 2012 is as follows (in thousands):

	Three months ended September 30, 2012
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$25,811	$--	$25,811
Private system operator & government market	34,264	--	34,264
Commercial dealer & reseller market	35,655	--	35,655
Retailer, dealer agent & Tier 2/3 carrier market	--	36,363	36,363
Revenues, excluding Tier 1 carrier market	95,730	36,363	132,093
Tier 1 carrier market	--	65,145	65,145
Total revenues	95,730	101,508	197,238

Gross Profit
Public carrier, contractor & program manager market	5,635	--	5,635
Private system operator & government market	9,238	--	9,238
Commercial dealer & reseller market	9,801	--	9,801
Retailer, dealer agent & Tier 2/3 carrier market	--	7,569	7,569
Gross profit, excluding Tier 1 carrier market	24,674	7,569	32,243
Tier 1 carrier market	--	6,382	6,382
Total gross profit	24,674	13,951	38,625

Directly allocatable expenses	10,701	7,384	18,085
Segment net profit contribution	$13,973	$6,567	20,540
Corporate support expenses			11,814
Income before provision for income taxes			$8,726

	Six months ended September 30, 2012
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market.	$45,829	$-	$45,829
Private carrier & government system market	63,864	-	63,864
Commercial dealer & reseller market	67,263	-	67,263
Retailer, dealer agent & tier 2/3 carrier market	-	68,005	68,005
Revenues, excluding Tier 1 carrier market	176,956	68,005	244,961
Tier 1 carrier market	-	144,696	144,696
Total revenues	176,956	212,701	389,657

Gross Profit
Public carrier, contractor & program manager market	10,093	-	10,093
Private carrier & government system market	17,391	-	17,391
Commercial dealer & reseller market	18,599	-	18,599
Retailer, dealer agent & tier 2/3 carrier market	-	14,196	14,196
Gross profit, excluding tier 1 carrier market	46,083	14,196	60,279
Tier 1 carrier market	-	13,839	13,839
Total gross profit	46,083	28,035	74,118

Directly allocatable expenses	20,812	14,530	35,342
Segment net profit contribution	$25,271	$13,505	38,776
Corporate support expenses			23,177
Income before provision for income taxes			$15,599

	Three months ended September 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$20,065	$-	$20,065
Private system operator & government market	31,268	-	31,268
Commercial dealer & reseller market	31,257	-	31,257
Retailer, dealer agent & Tier 2/3 carrier market	-	26,847	26,847
Revenues, excluding Tier 1 carrier market	82,590	26,847	109,437
Tier 1 carrier market	-	39,400	39,400
Total revenues	82,590	66,247	148,837

Gross Profit
Public carrier, contractor & program manager market	4,309	-	4,309
Private system operator & government market	8,763	-	8,763
Commercial dealer & reseller market	8,962	-	8,962
Retailer, dealer agent & Tier 2/3 carrier market	-	5,911	5,911
Gross profit, excluding Tier 1 carrier market	22,034	5,911	27,945
Tier 1 carrier market	-	6,045	6,045
Total gross profit	22,034	11,956	33,990

Directly allocatable expenses	10,322	6,701	17,023
Segment net profit contribution	$11,712	$5,255	16,967
Corporate support expenses			11,210
Income before provision for income taxes			$5,757

	Six months ended September 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor & program manager market	$38,231	$-	$38,231
Private system operator & government market	62,541	-	62,541
Commercial dealer & reseller market	60,136	-	60,136
Retailer, dealer agent & Tier 2/3 carrier market	-	55,542	55,542
Revenues, excluding Tier 1 carrier market	160,908	55,542	216,450
Tier 1 carrier market	-	95,902	95,902
Total revenues	160,908	151,444	312,352

Gross Profit
Public carrier, contractor & program manager market	8,658	-	8,658
Private system operator & government market	18,132	-	18,132
Commercial dealer & reseller market	17,112	-	17,112
Retailer, dealer agent & Tier 2/3 carrier market	-	11,995	11,995
Gross profit, excluding Tier 1 carrier market	43,902	11,995	55,897
Tier 1 carrier market	-	15,293	15,293
Total gross profit	43,902	27,288	71,190

Directly allocatable expenses	20,346	13,518	33,864
Segment net profit contribution	$23,556	$13,770	37,326
Corporate support expenses			24,149
Income before provision for income taxes			$13,177

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

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2013 and 2012 are as follows (in thousands):

	Three months ended September 30, 2012	Six months ended September 30, 2012
Revenues
Base station infrastructure	$57,034	$106,180
Network systems	22,166	39,902
Installation, test and maintenance	12,140	22,780
Mobile device accessories	105,898	220,795
Total revenues	197,238	389,657

Gross Profit
Base station infrastructure	16,756	31,160
Network systems	3,980	7,638
Installation, test and maintenance	2,826	5,366
Mobile device accessories	15,063	29,954
Total gross profit	38,625	74,118

	Three months ended September 25, 2011	Six months ended September 25, 2011
Revenues
Base station infrastructure	$49,464	$96,672
Network systems	19,140	38,613
Installation, test and maintenance	12,129	22,076
Mobile device accessories	68,104	154,991
Total revenues	148,837	312,352

Gross Profit
Base station infrastructure	14,928	29,903
Network systems	3,771	7,645
Installation, test and maintenance	2,616	4,920
Mobile device accessories	12,675	28,722
Total gross profit	33,990	71,190

Note 8. Comprehensive Income

The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Six Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011

Net income	$5,268,900	$3,540,200	$9,475,400	$8,114,400
Change in value of interest rate swap, net of tax	--	3,100	--	24,600
Total comprehensive income	$5,268,900	$3,543,300	$9,475,400	$8,139,000

Note 9. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of September 30, 2012, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of September, 2012, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, none were purchased during fiscal 2012 or the first six months of fiscal 2013. As of September 30, 2012, 88,163 shares remained available for repurchase under this program.

In addition to the shares repurchased in the stock buyback program discussed immediately above, the Company repurchased all 705,000 shares of its common stock then held by Brightpoint, Inc. in a privately negotiated transaction on July 1, 2008 for approximately $6.4 million, or $9.09 per share.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 30, 2012 and September 25, 2011 the allocated value of the shares withheld totaled $1,799,000 and $511,700, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and six months ended September 30, 2012, sales of products to the Company’s top customer relationship, AT&T Mobility Inc. (“AT&T”), accounted for 31% and 34% of total revenues, respectively. For the fiscal quarter and six months ended September 25, 2011, sales of products to AT&T, the Company’s top customer relationship, accounted for 24% and 26% of total revenues, respectively. For the fiscal quarter and six months ended September 30, 2012, aside from AT&T, no customer accounted for more than 3% and 4% of total consolidated revenues, respectively.  As further described below, in April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from TESSCO beginning in the second quarter of the Company’s fiscal 2013.  We now anticipate that this business will be fully transitioned prior to close of the Company’s fiscal 2013, which ends March 31, 2012.  This will result in a significant reduction in revenues but a lesser relative impact on overall profits, in fiscal 2013.

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For both the fiscal quarter and six months ended September 30, 2012, sales of products purchased from the Company’s largest vendor, Otter Products LLC, a significant portion of which are sold to the Company’s largest customer AT&T, accounted for approximately 10% of total revenues. For the fiscal quarter and six months ended September 25, 2011, sales of products purchased from Otter Products LLC, accounted for approximately 15% and 19% of total revenues, respectively.

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

Our largest customer relationship, AT&T, a Tier 1 cellular carrier purchasing phone accessories, accounted for approximately 36% of our total revenues during fiscal 2012 and 34% of our total revenues for the first six months of fiscal 2013. Beginning in October 2011, we expanded our business with AT&T, resulting in dramatically increased revenues but significantly lower profit margin.  In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us beginning in the second quarter of our fiscal 2013. We now anticipate that this business will be fully transitioned prior to the close of our fiscal 2013, which ends March 31, 2013.  This will result in a significant reduction in revenues but, because of the lower margins, and our on-going cost reduction efforts, a lesser relative impact on overall profits in fiscal 2013.  During and after the transition, we expect to continue to supply product to this customer’s other programs and to supply proprietary Ventev® products to AT&T retail stores.  Notwithstanding that the transition has commenced, our AT&T revenues in the second quarter of fiscal 2013 increased significantly as compared to the second quarter of fiscal 2012.  However, despite the significant increase, AT&T gross profit was essentially flat in the second quarter this year as compared to the same quarter last year, due to the lower margins associated with this expanded relationship.  As a result of the commencement of the AT&T transition during the second quarter of fiscal 2013, revenues and gross profits from this relationship both declined by approximately 17% in the second quarter as compared to the first quarter of fiscal 2013.

Sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 10% of our total revenues for the second quarter of fiscal 2013.  Much of this concentration, however, is attributable to our mobile device accessory sales to AT&T, which in relation to Otter will be fully transitioned from TESSCO to a third party logistics provider in the third quarter of fiscal 2013. The terms of our current business relationship with Otter are set to expire in March 2013 and as such, we have been engaged in discussions with them regarding revised terms of our relationship.  Between now and March 2013 we plan to continue our aggressive marketing and selling of Otter products as a key part of our multi-brand offering and also plan to continue our dialogue with Otter related to future business terms.

Excluding sales to our Tier 1 carriers, second quarter fiscal 2013 revenues increased by 20.7% as compared to the second quarter of fiscal 2012. This growth, combined with a 65.3% increase in sales to our Tier 1 carriers (including AT&T), resulted in total second quarter revenue growth of 32.5% compared to the second quarter of fiscal 2012.  Excluding our Tier 1 carriers, gross profit increased by 15.4% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 and gross profit from our Tier 1 carriers increased 5.6% in the second quarter of fiscal 2013.  This resulted in an overall increase in gross profits of 13.6% compared to the second quarter of the prior fiscal year.  Selling, general and administrative expenses increased by 6.1% over the prior year quarter. As a result, net income increased by 48.8% and diluted earnings per share increased by 45.5% over the prior-year quarter.

We believe that our recent revenue growth excluding sales to Tier 1 carriers has been, and we expect that it will continue to be, largely driven by the growth in wireless devices.  Consumers’ demand for these devices is helping to drive opportunities for the sale of our accessory products to our Tier 1 and other retail customers.  Also, we believe the growth in wireless devices will require more network build outs which will have a positive impact on our Commercial segment.  We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

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

Results of Operations

Second Quarter of Fiscal Year 2013 Compared with Second Quarter of Fiscal Year 2012

Total Revenues. Revenues for the second quarter of fiscal 2013 increased 32.5% as compared with the second quarter of fiscal 2012, largely due to a 53.2% increase in retail segment revenues.  The retail sales growth was largely a result of a 65.3% increase in sales to our Tier 1 carrier customers, primarily AT&T, but also due to a 35.4% increase in sales to our non-Tier 1 customers.  Commercial segment revenues increased 15.9% compared to the second quarter of fiscal 2012, with a significant increase in sales to our public system operator, contractor and program manager market coupled with lesser increases in our commercial dealer and reseller market as well as our private and government system operator market.

Total Gross Profit. Gross profit for the second quarter of fiscal 2013 increased 13.6% as compared with the second quarter of fiscal 2012, due to a 16.7% increase in our retail segment and a 12.0% increase in our commercial segment. Within the retail segment, our Tier 1 carrier market showed a considerable increase in sales, but much lower gross margins associated with these Tier 1 sales, resulting in a 5.6% increase in gross profit.  This was primarily due to the business expansion experienced with AT&T beginning in the third quarter of fiscal 2012. As discussed above, we expect that this business will be fully transitioned prior to the close of our fiscal 2013, which ends March 31, 2013.  The increase in our commercial segment gross profit was driven by an increase in all markets, particularly our public system operators, contractors and program managers market.  Overall gross profit margin decreased to 19.6%, compared to 22.8% for the same period last year, primarily driven by the temporarily expanded lower margin AT&T business.  We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $1.7 million or 6.1% in the second quarter of fiscal 2013 as compared with the second quarter of fiscal 2012. Selling, general and administrative expenses as a percentage of revenues decreased to 15.2% in the second quarter of fiscal 2013 from 18.9% in the second quarter of fiscal 2012 primarily as a result of a significant increase in revenues with relatively flat compensation and benefits expense.

Pay for performance bonus expense (including both cash and equity plans) increased by $0.6 million in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.

Corporate support expense increased approximately $0.5 million, in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. This increase was primarily related to higher new product development costs as well as slightly higher bad debt expense.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $268,800 and $64,400 for the second quarter ended September 30, 2012 and September 25, 2011, respectively.  Bad debt expense in the second quarter of fiscal 2012 was unusually low, with the second quarter of fiscal 2013 being much more representative of our historical bad debt expense levels.

Interest, Net. Net interest expense decreased from $72,900 in the second quarter of fiscal 2012 to $12,000 in the second quarter of fiscal 2013, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased slightly from 38.5% in the second quarter of fiscal 2012 to 39.6% in the second quarter of fiscal 2013, due to a the Company being subject to income tax in additional state taxing jurisdictions. The cumulative effect of which was accounted for in the current quarter leading to a higher than normal effective tax rate. As a result of the factors discussed above, net income for the second quarter of fiscal 2013 increased 48.8% and diluted earnings per share increased 45.5% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $95.7 million in the second quarter of fiscal 2013, compared to $82.6 million in the prior year period, a 15.9% increase.  Gross profit totaled $24.7 million, a 12.0% increase as compared to the second quarter last year.  Within this segment, the commercial dealers and resellers market grew revenues by 14.1% and gross profits by 9.4%.  The public carrier, contractor and program manager market had revenue and gross profit increases of 28.6% and 30.8%.  The private system operator and government market revenues increased by 9.6% and gross profits by 5.4%.

Our direct expenses in this segment totaled $10.7 million, a 3.7% increase compared to the second quarter of fiscal 2012.  Therefore, total segment net profit contribution was $14.0 million, a 19.3% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $101.5 million in the second quarter of fiscal 2013, representing a 53.2% increase from the prior year period.  Gross profit totaled $14.0 million, a 16.7% increase.  Revenues in our retailer, dealer agent and Tier 2/3 carrier market increased in the second quarter of fiscal 2013 as compared to the same period last year, up 35.4%, with a 28.0% increase in gross profit, as a result of increased sales to independent agents and dealers.  We experienced significantly higher sales to our Tier 1 carrier market, primarily AT&T, which showed a 65.3% revenue increase, however, due to the lower gross margin associated with this business, gross profit only increased 5.6%.

Our direct expenses in this segment totaled $7.4 million in the second quarter of fiscal 2013, a 10.2% increase over the prior year period.  Therefore, total segment net profit contribution was $6.6 million for the second quarter of fiscal 2013, a 25.0% increase over the prior year period.

First Six Months of Fiscal Year 2013 Compared with First Six Months of Fiscal Year 2012

Total Revenues. Revenues for the first six months of fiscal year 2013 compared with the first six months of 2012 increased 24.7%, due to a 10.0% increase in commercial revenues and a 40.4% increase in retail segment revenues.  Commercial revenue growth was driven by significant increase in sales to the public system operator, contractor and program manager markets coupled with increases in our commercial dealer and reseller market and our private and government system operator market. The retail sales growth was largely a result of a 50.9% increase in sales to our Tier 1 carrier customers, primarily AT&T, but also due to a 22.4% increase in sales to our non-Tier 1 customers.

Total Gross Profit. Gross profit for the first six months of fiscal year 2013 increased 4.1% as compared with the first six months of fiscal year 2012, due to a 5.0% increase in our commercial segment and a 2.7% increase in our retail segment.  Overall gross profit margin decreased to 19.0%, compared to 22.8% for the same period last year, primarily driven by the temporarily expanded AT&T business. Gross profits increased in all markets except for private and government system operators. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.6 million or 1.1% in the first six months of fiscal year 2013 as compared with the first six months of 2012. Selling, general and administrative expenses as a percentage of revenues decreased to 15.0% for the first six months of fiscal year 2012, as compared to 18.5% in the first six months of fiscal year 2012, resulting from an increase in revenues with a much smaller relative increase in selling, general and administrative expenses. The largest factors contributing to the overall increase in total selling, general and administrative expenses were increased information technology and corporate support costs, partially offset by decreased pay for performance bonus expense due to strong results in the first half of fiscal year 2012.

Pay for performance bonus expense (including both cash and equity plans) decreased by $2.0 million in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. Our reward programs are performance based, and due to the exceptionally strong first quarter of fiscal 2012, our bonus expense in the first six months of fiscal 2013 was lower compared to the first six months of last year.

Corporate support expense increased approximately $0.6 million, or 18.9%, in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012. This increase was primarily related to slightly higher bad debt expense in addition to higher new product development costs.

Information technology expense increased approximately $0.4 million in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.  This increase was primarily related to investments in business generation technology tools.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $483,700 and $76,400 for the six months ended September 30, 2012 and September 25, 2011, respectively.  Bad debt expense in the first six months of fiscal 2012 was unusually low due to significant bad debt recoveries, with the first six months of fiscal 2013 being much more representative of our historical bad debt expense levels.

Interest, Net. Net interest expense decreased from $178,400 in the first six months of fiscal 2012 to $69,400 in the first six months of fiscal 2013, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share.  The effective tax rate increased to 39.3% in the first six months of fiscal year 2013 as compared to 38.4% in the first six months of fiscal year 2012, due to the Company being subject to income tax in additional state taxing jurisdictions.  The cumulative effect of which was accounted for in the current year leading to a higher than normal effective tax rate.  As a result of the factors discussed above, net income for the first six months of fiscal year 2013 increased 16.8% and diluted earnings per share increased 13.6% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $177.0 million in the first six months of fiscal 2013, compared to $160.9 million in the prior year period, a 10.0% increase.  Gross profit totaled $46.1 million, a 5% increase as compared to the first six months of last year.  Within this segment, the commercial dealers and resellers market grew revenues by 11.8% and gross profits by 8.7%.  The public carrier, contractor and program manager market had revenue and gross profit increases of 19.9% and 16.6%.  The private system operator and government market revenues increased by 2.1% and gross profits decreased by 4.1%.

Our direct expenses in this segment totaled $20.8 million, a 2.3% increase compared to the first six months of fiscal 2012.  Therefore, total segment net profit contribution was $25.3 million, a 7.3% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $212.7 million in the first six months of fiscal 2013, representing a 40.4% increase from the prior year period.  Gross profit totaled $28.0 million, a 2.7% increase.  Revenues in our retailer, dealer agent and Tier 2/3 carrier market increased in the first six months of fiscal 2013 as compared to the same period last year, up 22.4%, with an 18.3% increase in gross profit, as a result of increased sales from independent agents and dealers.  We experienced significantly higher sales to our Tier 1 carrier market, primarily AT&T, which showed a 50.9% revenue increase, however, due to the lower gross margin associated with this business, and the beginning of the business transition, gross profit decreased 9.5%.

Our direct expenses in this segment totaled $14.5 million in the first six months of fiscal 2013, a 7.5% increase over the prior year period.  Therefore, total segment net profit contribution was $13.5 million for the second quarter of fiscal 2013, a 1.9% decrease over the prior year period.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by (used in) operating, investing and financing activities for the six months ended September 30, 2012 and September 25, 2011:

	Six Months Ended
	September 30, 2012	September 25, 2011
Cash flows provided by operating activities	$3,896,000	$9,830,400
Cash flows used in investing activities	(2,539,800)	(2,448,500)
Cash flows used in financing activities	(2,581,900)	(2,111,800)
Net (decrease) increase in cash and cash equivalents	$(1,225,700)	$5,270,100

We generated $3.9 million of net cash from operating activities in the first six months of fiscal 2013 compared with $9.8 million generated in the first six months of fiscal 2012. In the first six months of fiscal 2013, our cash provided by operating activities was primarily driven by net income (net of depreciation and amortization and non-cash stock-based compensation expense) plus increases in trade accounts payable, partially offset by increases in inventory and accounts receivable, as well as a decrease in accrued payroll, benefits, and taxes. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts, including the significant increase in inventory during the first six months of fiscal 2013. The increase in inventory is to build inventory for the holiday season and improve service levels to support increased customer demand. The increase in trade accounts receivable is primarily due to the timing of sales and collections, including AT&T sales and collections as well as the fact that we have granted extended payment terms to certain large customers. The decrease in accrued payroll, benefits and taxes was primarily related to the payment of our annual pay for performance bonuses during the first quarter, partially offset by current year bonus accruals.

Capital expenditures of $2.5 million in the first six months of fiscal 2013 were up slightly from expenditures of $2.4 million in the first six months of fiscal 2012. In the first six months of fiscal year 2013, capital expenditures were largely comprised of $1.3 million for leasehold improvement expenditures related to our administrative offices and $0.8 million for investments in information technology.  In the first six months of fiscal year 2012, capital expenditures were largely comprised of $1.2 million for leasehold improvement expenditures related to our administrative offices and $0.9 million for investments in information technology.  A portion of these leasehold improvements expenditures is expected to be reimbursed to us by our landlord during our third fiscal quarter, pursuant to the applicable terms of our lease.  When received, these funds will be recorded as deferred rent and will be charged as an offset to rent expense over the remaining term of the lease.

Net cash used in financing activities was $2.6 million for the first six months of fiscal 2013 compared with a net cash outflow from financing activities of $2.1 million for the first six months of fiscal 2012.  For the first six months of fiscal 2013 and fiscal 2012, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of September 30, 2012, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013.  We intend to refinance and/or extend this agreement before that date.  However, there can be no assurances that we will be able to secure a replacement facility on terms acceptable to us, if at all.

This revolving credit facility has been amended several times since its inception and as of December 30, 2011 allows us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $6.25 million of dividends in any 12 month period. As of September 30, 2012, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. Effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.    As of September 30, 2012, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.7 million as of September 30, 2012.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 30, 2012, the principal balance of this term loan was $170,100.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  The initial amount of the dividend (after the effect of stock splits) was $0.067 per share through the fourth quarter of fiscal 2010.  Since then, the dividend has been paid every quarter at gradually increasing amounts, including $0.18 per share in May and August of 2012.  On October 23, 2012, we declared a cash dividend in the amount of $0.18 per share, payable on November 28, 2012 to holders of record as of November 14, 2012. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 30, 2012, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. This guidance was extended to other indefinite lived intangible assets in July 2012. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The accounting standard was effective for the Company beginning April 2, 2012 for goodwill and September 15, 2012 for other indefinite lived intangible assets. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 to defer the requirements that companies present reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements. This guidance is effective for fiscals, and interim periods within those fiscals, beginning on or after December 15, 2011. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on the Company’s results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.7 million at September 30, 2012, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on September 30, 2012 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of September 30, 2012, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the second quarter of fiscal 2013, the Company did not repurchase any shares of its common stock pursuant to this program. As of September 30, 2012, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of September 30, 2012, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. On July 1, 2008, separate from, and in addition to, our stock buyback program, we repurchased all 705,000 shares of our common stock then held by Brightpoint, Inc. in a privately negotiated transaction for approximately $6.4 million. Until December 30, 2011, our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limited to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward.  Effective December 30, 2011, this limit was increased from $25.0 million to $30.0 million.  As of September 30, 2012, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Statement of Income and Comprehensive Income for the three and six months ended September 30, 2012 and September 25, 2011; (ii) Consolidated Balance Sheet at September 30, 2012 and April 1, 2012; (iii)  Consolidated Statement of Cash Flows for the six months ended September 30, 2012 and September 25, 2011; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	November 8, 2012	By:	/s/ David M. Young
David M. Young
Chief Financial Officer
(principal financial and accounting officer)