Form 10-Q
period 2012-12-30
TESSCO TECHNOLOGIES INC
filed 2013-02-08
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2012 or
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

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 30, 2013, was 8,060,876.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	December 30, 2012	April 1, 2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,594,700	$18,211,600
Trade accounts receivable, net	99,081,700	88,748,200
Product inventory, net	65,045,700	53,360,300
Deferred tax assets	3,135,100	3,135,100
Prepaid expenses and other current assets	2,962,400	2,308,200
Total current assets	172,819,600	165,763,400

Property and equipment, net	23,346,600	22,905,700
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,103,100	2,143,900
Total assets	$209,954,000	$202,497,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$88,408,100	$78,344,700
Payroll, benefits and taxes	8,603,400	17,211,600
Income and sales tax liabilities	2,096,800	3,137,000
Accrued expenses and other current liabilities	953,100	1,041,100
Current portion of long-term debt	249,500	249,200
Total current liabilities	100,310,900	99,983,600

Deferred tax liabilities	2,243,500	2,243,500
Long-term debt, net of current portion	2,520,800	2,708,000
Other long-term liabilities	4,310,400	3,910,700
Total liabilities	109,385,600	108,845,800

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,331,592 shares issued and 7,963,204 shares outstanding as of December 30, 2012, and 13,017,172 shares issued and 7,744,528 shares outstanding as of April 1, 2012	91,400	88,000
Additional paid-in capital	49,582,100	45,135,900
Treasury stock, at cost, shares 5,368,388 outstanding as of December 30, 2012 and 5,272,644 shares outstanding as of April 1, 2012	(48,304,000)	(46,276,400)
Retained earnings	99,198,900	94,704,400
Total shareholders’ equity	100,568,400	93,651,900
Total liabilities and shareholders’ equity	$209,954,000	$202,497,700

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Comprehensive Income

	Fiscal Quarters Ended		Nine Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011

Revenues	$204,458,700	$226,250,100	$594,115,200	$538,602,500
Cost of goods sold	165,488,900	186,773,300	481,027,200	427,935,400
Gross profit	38,969,800	39,476,800	113,088,000	110,667,100
Selling, general and administrative expenses	30,226,300	31,596,300	88,675,700	89,431,300
Income from operations	8,743,500	7,880,500	24,412,300	21,235,800
Interest, net	13,700	73,500	83,100	251,900
Income before provision for income taxes	8,729,800	7,807,000	24,329,200	20,983,900
Provision for income taxes	3,331,100	3,033,400	9,455,100	8,095,900
Net income	$5,398,700	$4,773,600	$14,874,100	$12,888,000
Basic earnings per share	$0.67	$0.61	$1.86	$1.67
Diluted earnings per share	$0.65	$0.59	$1.80	$1. 60

Cash dividends declared per common share	$0.93	$0.15	$1.29	$0.40
Comprehensive income	$5,398,700	$4,773,600	$14,874,100	$12,912,600

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 30, 2012	December 25, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,874,100	$12,888,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,719,500	3,573,700
Gain on sale of property and equipment	(3,000)	--
Non-cash stock-based compensation expense	1,836,700	2,248,800
Deferred income taxes and other	518,000	443,200
Change in trade accounts receivable	(10,333,500)	(57,908,500)
Change in product inventory	(11,685,400)	(23,979,700)
Change in prepaid expenses and other current assets	(654,200)	(215,900)
Change in trade accounts payable	10,063,400	70,971,100
Change in payroll, benefits and taxes	(8,608,200)	6,043,000
Change in income and sales tax liabilities	(1,040,200)	505,500
Change in accrued expenses and other current liabilities	157,100	42,100
Net cash (used in) provided by operating activities	(1,155,700)	14,611,300

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,237,900)	(4,960,900)
Proceeds from sale of property and equipment	3,000	--
Net cash used in investing activities	(4,234,900)	(4,960,900)

CASHFLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(186,900)	(298,800)
Proceeds from issuance of common stock	90,900	212,000
Cash dividends paid	(10,379,600)	(3,106,400)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(2,027,600)	(655,700)
Excess tax benefit from stock-based compensation	2,276,900	471,600
Net cash used in financing activities	(10,226,300)	(3,377,300)

Net (decrease) increase in cash and cash equivalents	(15,616,900)	6,273,100

CASH AND CASH EQUIVALENTS, beginning of period	18,211,600	8,178,200

CASH AND CASH EQUIVALENTS, end of period	$2,594,700	$14,451,300

See accompanying notes.

TESSCO Technologies Incorporated
Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), architects and delivers innovative product and value chain solutions to support wireless broadband systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems, utilizing extensive Internet and information technology. Approximately 98% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars.

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

Note 2. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. Similar guidance was issued in relation to other indefinite lived intangible assets in July 2012. The accounting standards permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The accounting standard was effective for the Company beginning April 2, 2012 for goodwill and September 15, 2012 for other indefinite lived intangible assets.  The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In October 2012, the FASB issued a Technical Corrections and Improvements update which relates to various topics throughout the FASB Codification and provides technical corrections, clarification, and limited-scope improvements. This guidance was effective upon issuance of the update, with the exception of sections that include transition guidance, which become effective for fiscal periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 30, 2012 includes $734,000 and $1,836,700, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 25, 2011 includes $726,100 and $2,248,800, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $2,276,900 and $471,600, primarily related to the PSUs which vested during the nine months ended December 30, 2012 and December 25, 2011, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal 2013:

	Nine Months Ended December 30, 2012	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	604,844	$9.81
PSU’s Granted	156,200	19.31
PSU’s Vested	(288,749)	9.04
PSU’s Forfeited/cancelled	(16,300)	17.86
Unvested shares available for issue under outstanding PSUs, end of period	455,995	13.26

Of the 455,995 shares available for issuance under outstanding PSUs but not yet vested as of December 30, 2012, 313,295 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following years.

During fiscal 2013, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key employees, providing them with the opportunity to earn up to 156,200 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have one measurement year (fiscal 2013), with any shares earned at the end of fiscal 2013 to vest and be issued ratably on or about May 1 of each of 2013, 2014, 2015 and 2016, provided that the respective participants remain employed by the Company on each such date.

Of the 16,300 PSUs cancelled during fiscal 2013, 2,800 related to the fiscal 2012 grant of PSUs and were canceled in April 2012. The PSUs were cancelled because the applicable fiscal 2012 performance targets were not fully satisfied. The remaining 13,500 shares related to the fiscal 2013 grant of PSUs and were forfeited due to employee departures during fiscal year 2013. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

If the maximum number of PSUs granted in fiscal 2013 is assumed to be earned, total unrecognized compensation costs, on these and all earned but unvested PSU’s would be approximately $3.0 million, net of estimated forfeitures, as of December 30, 2012, and would be expensed through fiscal 2016. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Restricted Stock: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56. As of December 30, 2012, 90,000 shares remained unvested, and there was no activity related to these restricted shares during the first nine months of fiscal 2013. As of December 30, 2012, there was approximately $0.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

On April 25, 2011, an aggregate of 36,000, and on May 3, 2012, an aggregate of 20,100, restricted stock awards were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of December 30, 2012, there was approximately $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards.

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

The Company had no assets and liabilities recorded at fair value as of December 30, 2012 or as of April 1, 2012.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 30, 2012 and April 1, 2012 due to their short term nature.

Fair value of long term debt is calculated using current market interest rates and future principal payments, as of December 30, 2012 and April 1, 2012 is estimated as follows:

	December 30, 2012		April 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,606,200	$2,401,100	$2,775,000	$2,517,000
Note payable to Baltimore County	$164,100	$150,300	$182,200	$165,000

Note 5. Income Taxes

As of December 30, 2012, the Company has a gross amount of unrecognized tax benefits of $1,023,200, and if the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of $690,300.

A reconciliation of the changes in the gross balance of unrecognized tax benefits is as follows:

Beginning balance at April 1, 2012 of unrecognized tax benefit	$895,300
Increases related to prior period tax positions	75,500
Increases related to current period tax positions	52,400
Ending balance at December 30, 2012 of unrecognized tax benefits	$1,023,200

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

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

Amounts in thousands, except per share amounts	Fiscal Quarter Ended		Nine Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011
Earnings per share – Basic:
Net earnings	$5,399	$4,774	$14,874	$12,888
Less: Distributed and undistributed earnings allocated to nonvested stock	(61)	(69)	(167)	(187)
Earnings available to common shareholders – Basic	$5,338	$4,705	$14,707	$12,701

Weighted average common shares outstanding – Basic	7,947	7,657	7,916	7,625

Earnings per common share – Basic	$0.67	$0.61	$1.86	$1.67

Earnings per share – Diluted:
Net earnings	$5,399	$4,774	$14,874	$12,888
Less: Distributed and undistributed earnings allocated to nonvested stock	(61)	(67)	(165)	(181)
Earnings available to common shareholders – Diluted	$5,338	$4,707	$14,709	$12,707

Weighted average common shares outstanding – Basic	7,947	7,657	7,916	7,625
Effect of dilutive options	272	378	261	325
Weighted average common shares outstanding – Diluted	8,219	8,035	8,177	7,950

Earnings per common share – Diluted	$0.65	$0.59	$1.80	$1.60

Anti-dilutive equity awards not included above	--	--	--	--

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

The Company evaluates revenue, gross profit and net profit contribution for each of its segments.  Net profit contribution is defined as gross profit less any expenses that can be directly attributed or allocated to each segment.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses, which are not allocated to each segment, include administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

The Company does not segregate assets by segments, for internal reporting, for evaluating performance or for allocating capital. The Company has, however, allocated all goodwill and indefinite-lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill at December 30, 2012 relates to acquisitions within its commercial segment.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the third quarter and first nine months of fiscal years 2013 and 2012 is as follows (in thousands):

	Three months ended December 30, 2012
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor and program manager market	$32,554	$--	$32,554
Private system operator and government market	30,199	--	30,199
Commercial dealer and reseller market	36,786	--	36,786
Retailer, dealer agent and Tier 2/3 carrier market	--	39,927	39,927
Revenues, excluding Tier 1 carrier market	99,539	39,927	139,466
Tier 1 carrier market	--	64,993	64,993
Total revenues	99,539	104,920	204,459

Gross Profit
Public carrier, contractor and program manager market	6,832	--	6,832
Private system operator and government market	8,476	--	8,476
Commercial dealer and reseller market	10,227	--	10,227
Retailer, dealer agent and Tier 2/3 carrier market	--	8,697	8,697
Gross profit, excluding Tier 1 carrier market	25,535	8,697	34,232
Tier 1 carrier market	--	4,738	4,738
Total gross profit	25,535	13,435	38,970

Directly allocatable expenses	11,434	7,421	18,855
Segment net profit contribution	$14,101	$6,014	20,115
Corporate support expenses			11,385
Income before provision for income taxes			$8,730

	Nine months ended December 30, 2012
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor and program manager market	$78,383	$--	$78,383
Private system operator and government market	94,063	--	94,063
Commercial dealer and reseller market	104,049	--	104,049
Retailer, dealer agent and Tier 2/3 carrier market	--	107,931	107,931
Revenues, excluding Tier 1 carrier market	276,495	107,931	384,426
Tier 1 carrier market	--	209,689	209,689
Total revenues	276,495	317,620	594,115

Gross Profit
Public carrier, contractor and program manager market	16,925	--	16,925
Private system operator and government market	25,867	--	25,867
Commercial dealer and reseller market	28,826	--	28,826
Retailer, dealer agent and Tier 2/3 carrier market	--	22,893	22,893
Gross profit, excluding Tier 1 carrier market	71,618	22,893	94,511
Tier 1 carrier market	--	18,577	18,577
Total gross profit	71,618	41,470	113,088

Directly allocatable expenses	32,246	21,951	54,197
Segment net profit contribution	$39,372	$19,519	$58,891
Corporate support expenses			34,562
Income before provision for income taxes			$24,329

	Three months ended December 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor and program manager market	$18,573	$--	$18,573
Private system operator and government market	33,617	--	33,617
Commercial dealer and reseller market	32,724	--	32,724
Retailer, dealer agent and Tier 2/3 carrier market	--	33,404	33,404
Revenues, excluding Tier 1 carrier market	84,914	33,404	118,318
Tier 1 carrier market	--	107,932	107,932
Total revenues	84,914	141,336	226,250

Gross Profit
Public carrier, contractor and program manager market	4,336	--	4,336
Private system operator and government market	8,632	--	8,632
Commercial dealer and reseller market	8,784	--	8,784
Retailer, dealer agent and Tier 2/3 carrier market	--	7,233	7,233
Gross profit, excluding Tier 1 carrier market	21,752	7,233	28,985
Tier 1 carrier market	--	10,492	10,492
Total gross profit	21,752	17,725	39,477

Directly allocatable expenses	10,400	8,680	19,080
Segment net profit contribution	$11,352	$9,045	20,397
Corporate support expenses			12,590
Income before provision for income taxes			$7,807

	Nine months ended December 25, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public carrier, contractor and program manager market	$56,804	$--	$56,804
Private system operator and government market	96,158	--	96,158
Commercial dealer and reseller market	92,861	--	92,861
Retailer, dealer agent and Tier 2/3 carrier market	--	88,946	88,946
Revenues, excluding Tier 1 carrier market	245,823	88,946	334,769
Tier 1 carrier market	--	203,834	203,834
Total revenues	245,823	292,780	538,603

Gross Profit
Public carrier, contractor and program manager market	12,995	--	12,995
Private system operator and government market	26,764	--	26,764
Commercial dealer and reseller market	25,896	--	25,896
Retailer, dealer agent and Tier 2/3 carrier market	--	19,228	19,228
Gross profit, excluding Tier 1 carrier market	65,655	19,228	84,883
Tier 1 carrier market	--	25,784	25,784
Total gross profit	65,655	45,012	110,667

Directly allocatable expenses	30,747	22,197	52,944
Segment net profit contribution	$34,908	$22,815	57,723
Corporate support expenses			36,739
Income before provision for income taxes			$20,984

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

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2013 and 2012 are as follows (in thousands):

	Three months ended December 30, 2012	Nine months ended December 30, 2012
Revenues
Base station infrastructure	$61,400	$167,580
Network systems	19,649	59,551
Installation, test and maintenance	13,357	36,137
Mobile device accessories	110,053	330,847
Total revenues	$204,459	$594,115

Gross Profit
Base station infrastructure	$17,726	$48,886
Network systems	3,784	11,422
Installation, test and maintenance	3,077	8,443
Mobile device accessories	14,383	44,337
Total gross profit	$38,970	$113,088

	Three months ended December 25, 2011	Nine months ended December 25, 2011
Revenues
Base station infrastructure	$50,237	$146,909
Network systems	18,861	57,474
Installation, test and maintenance	12,112	34,188
Mobile device accessories	145,040	300,032
Total revenues	$226,250	$538,603

Gross Profit
Base station infrastructure	$15,504	$45,407
Network systems	4,073	11,718
Installation, test and maintenance	2,736	7,655
Mobile device accessories	17,164	45,887
Total gross profit	$39,477	$110,667

Note 8. Comprehensive Income
The components of total comprehensive income were as follows:

	Fiscal Quarter Ended		Nine Months Ended
	December 30, 2012	December 25, 2011	December 30, 2012	December 25, 2011

Net income	$5,398,700	$4,773,600	$14,874,100	$12,888,000
Change in value of interest rate swap, net of tax	--	--	--	24,600
Total comprehensive income	$5,398,700	$4,773,600	$14,874,100	$12,912,600

Note 9. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of December 30, 2012, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of December 2012, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, none were purchased during fiscal 2012 or the first nine months of fiscal 2013. As of December 30, 2012, 88,163 shares remained available for repurchase under this program.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 30, 2012 and December 25, 2011 the allocated value of the shares withheld totaled $2,027,600 and $511,700, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and nine months ended December 30, 2012, sales of products to the Company’s top customer relationship, AT&T Mobility Inc. (“AT&T”), accounted for 30% and 33% of total revenues, respectively. For the fiscal quarter and nine months ended December 25, 2011, sales of products to AT&T, the Company’s top customer relationship, accounted for 45% and 34% of total revenues, respectively. For the fiscal quarter and nine months ended December 30, 2012, aside from AT&T, no customer accounted for more than 2% and 3% of total consolidated revenues, respectively.  As further described below, in April 2012, TESSCO was notified by AT&T of their intention to transition their third party logistics retail store supply chain business, which makes up the vast majority of the Company's AT&T revenues, away from TESSCO beginning in the second quarter of the Company’s fiscal 2013.  TESSCO now anticipates that this business will be fully transitioned prior to the close of the Company’s fiscal 2013, which ends March 31, 2013.  This will result in a significant reduction in revenues but is expected to result in a lesser relative impact on overall profits, in fiscal 2013.

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For both the fiscal quarter and nine months ended December 30, 2012, sales of products purchased from the Company’s largest vendor, Otter Products LLC, a significant portion of which were sold to the Company’s largest customer AT&T through our third party logistics relationship with that customer, accounted for approximately 10% of total revenues. For the fiscal quarter and nine months ended December 25, 2011, sales of products purchased from Otter Products LLC, accounted for approximately 23% and 20% of total revenues, respectively.

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

Our largest customer relationship, primarily a third party logistics retail store supply chain relationship with AT&T, a Tier 1 cellular carrier, accounted for approximately 36% of our total revenues during fiscal 2012 and 33% of our total revenues for the first nine months of fiscal 2013. Beginning in October 2011, our business with AT&T expanded, resulting in dramatically increased revenues but significantly lower profit margin.  In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us beginning in the second quarter of our fiscal 2013. We now anticipate that this business will be fully transitioned prior to the close of our fiscal 2013, which ends on March 31, 2013. This will result in a significant reduction in revenues but, because of the lower margins and our on-going cost reduction efforts, a lesser relative impact on overall profits in fiscal 2013. During and after the transition, we expect to continue to supply product to this customer’s other programs and to supply proprietary Ventev® products to AT&T retail stores. Our AT&T revenue and gross profit in the third quarter of fiscal 2013 decreased significantly as compared to the third quarter of fiscal 2012, as a result of the continued AT&T transition. Our AT&T revenues increased in the third quarter by approximately 1% as compared to the second quarter of fiscal 2013; however, gross profit decreased.  For the nine months ended December 30, 2012, revenues related to the transitioning business totaled approximately $186 million, with gross margins of less than 10%.  The selling, general and administrative costs for this business vary but generally approximate 2% of revenue.

Sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 10% of our total revenues for the third quarter of fiscal 2013.  Much of this concentration, however, is attributable to our mobile device accessory sales to AT&T, which in relation to Otter was fully transitioned from TESSCO to a third party logistics provider during the third quarter of fiscal 2013. The terms of our current business relationship with Otter were set to expire in March 2013 and as such, we had been engaged in discussions with them regarding revised terms of our relationship.  Effective January 2013, Otter and TESSCO agreed on new terms for our business relationship, which continues for sales outside of the AT&T retail store supply chain relationship.

Excluding sales to our Tier 1 carriers, third quarter fiscal 2013 revenues increased by 17.9% as compared to the third quarter of fiscal 2012. This growth was offset by a 39.8% decrease in sales to our Tier 1 carriers (including AT&T), which resulted in a total third quarter revenue decrease of 9.6% compared to the third quarter of fiscal 2012.  Excluding our Tier 1 carriers, gross profit increased by 18.1% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 and gross profit from our Tier 1 carriers decreased by 54.8%.  This resulted in an overall decrease in gross profits of 1.3% compared to the third quarter of the prior fiscal year.  Selling, general and administrative expenses decreased by 4.3% over the prior year quarter. As a result, net income increased by 13.1% and diluted earnings per share increased by 10.1% over the prior-year quarter.

We believe that our recent revenue growth excluding sales to Tier 1 carriers has been, and we expect that it will continue to be, largely driven by the growth in consumer demand for wireless devices generally.  We expect this to drive opportunities for the sale of mobile devices and accessories in our retail segment, and to augment the demand for network build outs, which we expect will have a positive impact on our commercial segment. We have begun to see the impact of these build-outs as evidenced by very strong growth in our public system operators and contractors and program managers market. We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. Because of the nature of our business,   we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and expect that we will continue to be so affected in the future. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 390 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

Third Quarter of Fiscal Year 2013 Compared with Third Quarter of Fiscal Year 2012

Total Revenues. Revenues for the third quarter of fiscal 2013 decreased 9.6% as compared with the third quarter of fiscal 2012, largely due to a 25.8% decrease in our retail segment revenues. This is primarily driven by the continuation of the AT&T transition, resulting in a 39.8% decrease in revenue from Tier 1 customers. Excluding Tier 1 carrier customers, our retail segment revenues grew by 19.5% as compared to the third quarter of fiscal 2012.  Commercial segment revenues increased by 17.2% compared to the third quarter of fiscal 2012, with a significant increase in sales to our public system operator, contractor and program manager market.

Total Gross Profit. Gross profit for the third quarter of fiscal 2013 decreased slightly by 1.3% as compared with the third quarter of fiscal 2012, due to a 24.2% decrease in our retail segment largely offset by a 17.4% increase in our commercial segment. Within the retail segment, our Tier 1 carrier market showed a considerable decrease in sales and corresponding gross margins, resulting in a 24.2% decrease in gross profit.  This was primarily due to the continued transition of the AT&T business as discussed above. We expect that this business will be fully transitioned prior to the close of our fiscal 2013, which ends March 31, 2013.  The increase in our commercial segment gross profit was driven by an increase in our public system operator, contractor and program manager markets.  Overall gross profit margin increased to 19.1%, compared to 17.4% for the same period last year, primarily driven by the contracting, lower margin AT&T business.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions depends upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. Because of the nature of our business, we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to be so affected in the future. In April 2012, we were notified by AT&T of their intention to transition their third party logistics supply chain business away from us and expect this transition to be completed prior to close of our fiscal 2013, which ends March 31, 2013. Our customer relationships could also be affected by wireless carrier consolidation or the overall global economic environment.

We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $1.4 million or 4.3% in the third quarter of fiscal 2013 as compared with the third quarter of fiscal 2012. Selling, general and administrative expenses as a percentage of revenues increased slightly to 14.8% in the third quarter of fiscal 2013, from 14.0% in the third quarter of fiscal 2012, primarily as a result of the much lower AT&T revenues, but largely offset by decreases in performance bonus expense and AT&T related marketing expenses.

Pay for performance bonus expense (including both cash and equity plans) decreased by $1.5 million in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Our bonus programs are all based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the third quarter of fiscal 2012 than in fiscal 2013.

As previously reported, effective November 27, 2012, David M. Young ceased to serve as TESSCO’s Chief Financial Officer.  In connection with his departure, Mr. Young was paid 1.65 times his base salary, or $499,125, and the sum of $102,424, as the prorated amount of any Value Share incentive compensation due for the current fiscal year.  Additionally, in accordance with the terms of the applicable agreements, all of Mr. Young’s earned but not yet vested PSU shares (30,563 shares) vested and were issued. The impact of these payouts and accelerated vesting, net of previously accrued bonus and PSU amortization that was reversed, was approximately $550,000.

Marketing expense decreased by $1.4 million in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, primarily due to a decrease in AT&T market development expenses, which are completely variable to sales.

The decreases in our bonus expense and marketing expense were partially offset by smaller increases in our freight costs, non AT&T marketing expenses and compensation and benefits costs.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $209,300 and $206,700 for the third quarter ended December 30, 2012 and December 25, 2011, respectively.

Interest, Net. Net interest expense decreased from $73,500 in the third quarter of fiscal 2012 to $13,700 in the third quarter of fiscal 2013, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased slightly from 38.9% in the third quarter of fiscal 2012 to 38.2% in the third quarter of fiscal 2013, primarily due to a research and development tax credit. As a result of the factors discussed above, net income for the third quarter of fiscal 2013 increased 13.1% and diluted earnings per share increased 10.1% compared to the corresponding prior-year quarter.

Commercial Segment.  Revenues in our commercial segment totaled $99.5 million in the third quarter of fiscal 2013, compared to $84.9 million in the prior year period, a 17.2% increase.  Gross profit totaled $25.5 million, a 17.4% increase as compared to the third quarter last year. Within this segment, the public system operators, contractors and program managers market grew revenues by 75.3% and gross profits by 57.6%. This growth was primarily driven by a need by our customers to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 12.4% and gross profit growth of 16.4%. Revenue within the private and government system operators markets declined 10.2% with a lesser decrease in gross profit of 1.8%. This decline was due in part to economic uncertainties, including potential government spending cuts.

Our direct expenses in this segment totaled $11.4 million, a 9.9% increase compared to the third quarter of fiscal 2012.  Therefore, total segment net profit contribution was $14.1 million, a 24.2% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $104.9 million in the third quarter of fiscal 2013, representing a 25.8% decrease from the prior year period.  Gross profit totaled $13.4 million, a 24.2% decrease.  Revenues in our retailer, dealer agent and Tier 2/3 carrier market increased in the third quarter of fiscal 2013 as compared to the same period last year, up 19.5%, with a 20.2% increase in gross profit, as a result of increased sales to independent agents and dealers.  We experienced significantly lower sales to our Tier 1 carrier market, primarily AT&T, which showed a 39.8% revenue decrease and a 54.8% decrease in gross profit.

Our direct expenses in this segment totaled $7.4 million in the third quarter of fiscal 2013, a 14.5% decrease over the prior year period, primarily related to lower marketing costs associated with the AT&T relationship.  Therefore, total segment net profit contribution was $6.0 million for the third quarter of fiscal 2013, a 33.5% decrease over the prior year period.

First Nine Months of Fiscal Year 2013 Compared with First Nine Months of Fiscal Year 2012

Total Revenues. Revenues for the first nine months of fiscal year 2013 compared with the first nine months of 2012 increased 10.3%, due to a 12.5% increase in commercial revenues and an 8.5% increase in retail segment revenues.  Commercial revenue growth was driven by a significant increase in sales to the public system operator, contractor and program manager market, coupled with increases in our commercial dealer and reseller market. The retail sales growth was largely a result of a 21.3% increase in sales to our non-Tier 1 customers.

Total Gross Profit. Gross profit for the first nine months of fiscal year 2013 increased 2.2% as compared with the first nine months of fiscal year 2012, due to a 9.1% increase in our commercial segment partially offset by a 7.9% decrease in our retail segment.  Overall gross profit margin decreased to 19.0%, compared to 20.5% for the same period last year, largely due to a decrease in gross margin from our AT&T relationship, but also due to a decrease in the non Tier 1 business, mostly associated with product mix and larger projects within the public system operator, contractor and program manager market.

We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $0.8 million or 0.8% in the first nine months of fiscal year 2013 as compared with the first nine months of 2012. Selling, general and administrative expenses as a percentage of revenues decreased to 14.9% for the first nine months of fiscal year 2012, as compared to 16.6% in the first nine months of fiscal year 2012, resulting from an increase in revenues and a small decrease in selling, general and administrative expenses. The largest factors contributing to the overall decrease in total selling, general and administrative expenses were decreased pay for performance bonus expense and marketing expense, partially offset by increases in compensation and benefits, as well as information technology and corporate support expense.

Pay for performance bonus expense (including both cash and equity plans) decreased by $3.5 million in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Our reward programs are performance based, and due to the exceptionally strong first and third quarters of fiscal 2012, our bonus expense in the first nine months of fiscal 2013 was lower compared to the first nine months of last year.

Marketing expense decreased by $1.2 million in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012, primarily due to a decrease in AT&T market development expenses, which are completely variable to sales.

Corporate support expense increased approximately $0.8 million, or 15.8%, in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. This increase was primarily related to slightly higher bad debt expense in addition to higher new product development costs.

Information technology expense increased approximately $0.4 million in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012.  This increase was primarily related to investments in business generation technology tools.

Additionally, our compensation and benefits increased by $1.0 million, or 2.5% in the first nine months of fiscal 2013 as compared to 2012, primarily in our business generation teams.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $693,000 and $283,200 for the nine months ended December 30, 2012 and December 25, 2011, respectively.  Bad debt expense in the first nine months of fiscal 2012 was unusually low due to significant bad debt recoveries, with the first nine months of fiscal 2013 being much more representative of our historical bad debt expense levels.

Interest, Net. Net interest expense decreased from $251,900 in the first nine months of fiscal 2012 to $83,100 in the first nine months of fiscal 2013, primarily due to decreased borrowings on our revolving line of credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased to 38.9% in the first nine months of fiscal year 2013 as compared to 38.6% in the first nine months of fiscal year 2012, due to the Company being subject to income tax in additional state taxing jurisdictions. As a result of the factors discussed above, net income for the first nine months of fiscal year 2013 increased 15.4% and diluted earnings per share increased 12.4% compared to the corresponding prior-year period.

Commercial Segment.  Revenues in our commercial segment totaled $276.5 million in the first nine months of fiscal 2013, compared to $245.8 million in the prior year period, a 12.5% increase.  Gross profit totaled $71.6 million, a 9.1% increase as compared to the first nine months of last year.  Within this segment, the public system operators, contractors and program managers market grew revenues by 38.0% and gross profits by 30.3%. This growth was primarily driven by a need by our customers to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 12.0% and gross profit growth of 11.3%. Revenue within the private and government system operators markets declined slightly by 2.2% with a decrease in gross profit of 3.4%. This decline was due to economic uncertainties as well as potential government spending cuts.

Our direct expenses in this segment totaled $32.2 million, a 4.9% increase compared to the first nine months of fiscal 2012.  Therefore, total segment net profit contribution was $39.4 million, a 12.8% increase over the prior year period.

Retail Segment.  Revenues in our retail segment totaled $317.6 million in the first nine months of fiscal 2013, representing an 8.5% increase from the prior year period.  Gross profit totaled $41.5 million, a 7.9% decrease.  Revenues in our retailer, dealer agent and Tier 2/3 carrier market increased in the first nine months of fiscal 2013 as compared to the same period last year, up 21.3%, with a 19.1% increase in gross profit, as a result of increased sales from independent agents and dealers.  Sales were relatively flat in our Tier 1 carrier market, primarily AT&T, which showed a 2.9% revenue increase; however, due to the lower gross margin associated with this business, and the beginning of the business transition, gross profit decreased 28.0%.

Our direct expenses in this segment totaled $22.0 million in the first nine months of fiscal 2013, a 1.1% decrease over the prior year period.  Therefore, total segment net profit contribution was $19.5 million for the first nine months of fiscal 2013, a 14.4% decrease over the prior year period.

Liquidity and Capital Resources

The following table summarizes our cash flows (used in) provided by operating, investing and financing activities for the nine months ended December 30, 2012 and December 25, 2011:

	Nine Months Ended
	December 30, 2012	December 25, 2011
Cash flows (used in) provided by operating activities	$(1,155,700)	$14,611,300
Cash flows used in investing activities	(4,234,900)	(4,960,900)
Cash flows used in financing activities	(10,226,300)	(3,377,300)
Net (decrease) increase in cash and cash equivalents	$(15,616,900)	$6,273,100

We used $1.2 million of net cash from operating activities in the first nine months of fiscal 2013 compared with $14.6 million generated in the first nine months of fiscal 2012. In the first nine months of fiscal 2013, our cash used in operating activities was primarily driven by net income (net of depreciation and amortization and non-cash stock-based compensation expense) plus an increase in trade accounts payable, offset by increases in trade accounts receivables and inventory and decreases in accrued payroll, benefits and taxes. The increase in accounts payable is largely due to the timing and credit terms of inventory receipts, including the significant increase in inventory during the first nine months of fiscal 2013. The increase in inventory is to improve service levels to support increased customer demand. The increase in trade accounts receivable is primarily due to an increase in receivables for our public systems operators, contractors and program managers and private and government system operators markets.  The decrease in accrued payroll, benefits and taxes was primarily related to a lower bonus accrual rate as compared to fiscal 2012.

Capital expenditures of $4.2 million in the first nine months of fiscal 2013 were down from expenditures of $5.0 million in the first nine months of fiscal 2012. In the first nine months of fiscal year 2013, capital expenditures were largely comprised of $1.4 million for leasehold improvement expenditures related to our administrative offices and $1.6 million for investments in information technology.  In the first nine months of fiscal year 2012, capital expenditures were largely comprised of $1.9 million for leasehold improvement expenditures related to our administrative offices and $1.7 million for investments in information technology.  A portion of these leasehold improvements expenditures has been reimbursed to us by our landlord during our third fiscal quarter, pursuant to the applicable terms of our lease.   These funds have been recorded as deferred rent and are being charged as an offset to rent expense over the remaining term of the lease.

Net cash used in financing activities was $10.2 million for the first nine months of fiscal 2013 compared with a net cash outflow from financing activities of $3.4 million for the first nine months of fiscal 2012.  For the first nine months of fiscal 2013 and fiscal 2012, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation. The significant increase in cash used in financing activities during the first nine months of fiscal 2013 was caused primarily by the payment of a special dividend of $0.75 per share of common stock on December 27, 2012 to shareholders of record on December 13, 2012.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of December 30, 2012, we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013.  This term was further extended to May 31, 2014 by the Eighth Modification Agreement dated December 21, 2012. On November 30, 2012, we entered in to a Seventh Modification Agreement to allow for the special dividend discussed above.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $6.25 million of dividends in any 12 month period, not including the special one-time dividend of $6.04 million paid in December 2012. As of December 30, 2012, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. Effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.  As of December 30, 2012, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.6 million as of December 30, 2012.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 30, 2012, the principal balance of this term loan was $164,100.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  The initial amount of the dividend (after the effect of stock splits) was $0.067 per share through the fourth quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts increasing from time to time, most recently at $0.18 per share in May, August, and November of 2012. Additionally, we paid a special onetime dividend of $0.75 in December 2012.  On January 17, 2013, we again declared a quarterly cash dividend in the amount of $0.18 per share, payable on February 13, 2013 to holders of record as of January 30, 2013. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 30, 2012, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In September 2011, the FASB issued an accounting standard which simplifies how entities test goodwill for impairment. Similar guidance was issued in relation to other indefinite lived intangible assets in July 2012. The accounting standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The accounting standard was effective for the Company beginning April 2, 2012 for goodwill and September 15, 2012 for other indefinite lived intangible assets. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In October 2012, the FASB issued a Technical Corrections and Improvements update which relates to various topics throughout the FASB Codification and provides technical corrections, clarification, and limited-scope improvements. This guidance was effective upon issuance of the update, with the exception of sections that include transition guidance, which become effective for fiscal periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Report may contain forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” and similar expressions, but the absence of these words or phrases does not necessarily mean that a statement is not forward looking. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those risks identified in our most recent Annual Report on Form 10-K and other periodic reports filed with the SEC, under the heading “Risk Factors” and otherwise. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.6 million at December 30, 2012, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on December 30, 2012 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U. S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 4. Controls and Procedures.

In connection with the filing this quarterly report, the Company’s Chief Executive Officer (CEO), who is its principal executive officer, also performed the function of or similar to that of principal financial officer. It is anticipated that the Company’s CEO will continue to perform the function of or similar to that of the principal financial officer, until such time as a replacement for the Company’s recently departed Chief Financial Officer is named and assumes such function. The Company’s management, with the participation of the CEO and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this quarterly report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, the Company’s management, including the CEO (in his capacity as such and while performing the function of or similar to that of principal financial officer), has concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of December 30, 2012, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the third quarter of fiscal 2013, the Company did not repurchase any shares of its common stock pursuant to this program. As of December 30, 2012, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of December 30, 2012, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. Until December 30, 2011, our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limited to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward.  Effective December 30, 2011, this limit was increased from $25.0 million to $30.0 million.  As of December 30, 2012, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

(a)	Exhibits:

10.1
Seventh Modification Agreement dated as of November 30, 2012, by and among the Registrant and certain subsidiaries, as borrowers, and SunTrust and Wells Fargo Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 3, 2012).

10.2
Eighth Modification Agreement dated as of December 21, 2012, by and among the Registrant and certain subsidiaries, as borrowers, and SunTrust Bank and Wells Fargo Bank, national Association, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2012).

10.3
Mutual General Release, effective December 25, 2012, by and between the Registrant and David M. Young (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed on December 27, 2012).

31.1.1*	Certification required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	Certification of periodic report Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012 formatted in XBRL: (i) Consolidated Statement of Income and Comprehensive Income for the three and nine months ended December 30, 2012 and December 25, 2011; (ii) Consolidated Balance Sheet at December 30, 2012 and April 1, 2012; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 30, 2012 and December 25, 2011; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Signature

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	February 8, 2013	By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr.
Chief Executive Officer and Principal Financial Officer

By:	/s/ Aric Spitulnik Aric Spitulnik Principal Accounting Officer