Form 10-K
period 2013-03-31
TESSCO TECHNOLOGIES INC
filed 2013-05-29
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 0-2474

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-0729657 (I.R.S. Employer Identification No.)
11126 McCormick Road, Hunt Valley, Maryland (Address of principal executive offices)	21031 (Zip Code)

Registrant’s telephone number, including area code (410) 229-1000
Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ Global Select Market

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

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 30, 2012, was $114,141,167.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 21, 2013 was 8,211,407.
DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Shareholders, scheduled to be held July 26, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Market (currently, NASDAQ Global Select) (symbol: TESS), since 1994. Today, we operate 24 hours a day, seven days a week, under ISO 9001:2008 and TL 9000 registrations.

For information regarding our website address and material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Customers

Our customer base, and our sales and product organization is split into commercial and retail segments, which accounted for approximately 49% and 51%, respectively, of fiscal year 2013 revenues. Commercial customers share the characteristic that they are organizations that design, install, operate, repair or re-sell wireless broadband systems and products. We group our commercial customers into three different categories: 1) public carriers, contractors and program managers, 2) private system operators and governments and 3) commercial dealers and resellers, which accounted for approximately 30%, 33% and 37%, respectively, of fiscal year 2013 commercial revenues.

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

Our retail customer base includes (1) retailers, dealer agents and carriers, which accounted for approximately 44% of fiscal year 2013 retail revenues and (2) our Major third party logistics (3PL) relationship (our largest customer, AT&T Mobility (AT&T)), which accounted for approximately 56% of fiscal year 2013 retail revenues. Effective in the fourth quarter of fiscal 2013, there has been a change to the market reporting within the Company’s Retail Segment. The market within the Retail Segment formerly known as “Retailer, dealer agent and Tier 2/3 carrier” market, has been changed to “Retailer, dealer agent and carrier” market.  The market within the Retail Segment formerly known as “Tier 1 Carriers” market has been changed to “Major 3PL relationship". These changes result in reclassification of certain revenue and gross profit amounts from the former "Tier 1 Carriers" market to the new "Retailer, dealer agent and carrier" market, and allow for isolation of the reporting for the Company's recently transitioned Tier 1 carrier business relationship under the new "Major 3PL relationship" heading. All prior periods have been restated to reflect the change.  The Company’s segments, known as "Commercial" and "Retail", and the total revenue and gross profit within those segments, remain unchanged.

Our largest customer relationship, AT&T, a Tier 1 cellular carrier purchasing cellular phone and other device accessories for resale into their corporate owned stores, accounted for approximately 30% of our total revenues during fiscal year 2013. Our next nine largest customer relationships accounted for 9% of our total revenues during fiscal year 2013, and therefore, our top ten customer relationships totaled 39% of our total revenues.  In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us beginning in the second quarter of our fiscal 2013. As of the close of our fiscal 2013, this business has fully transitioned. This has resulted in a significant reduction in revenues but, because of the lower margins and our on-going cost reduction efforts, a lesser relative impact on overall profits in fiscal 2013. Going forward, we expect to continue to supply product to this customer’s other programs and to supply proprietary Ventev® products to AT&T retail stores.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 100 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season. Also, our base station infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 9 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to approximately $91,000 and gross profit margins ranging from less than 5% to over 95%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products, and mobile devices and accessories, which accounted for approximately 30%, 11%, 6%, and 53% of fiscal year 2013 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Our base station infrastructure product offering includes connector installation, custom jumper assembly, site kitting and logistics integration. Network systems products are used to build and upgrade public and private wireless broadband networks. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular and smart phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer brand-name products, a variety of products are developed, manufactured and offered under TESSCO-owned brands including, Ventev®, Wireless Solutions®, and TerraWave®. The products we offer under these brands generally consist of device accessory products that fall into the mobile device and accessory product category as well as WLAN and network systems accessory products and remote monitoring and control solutions that fall into the network systems category. Also, our WLAN certification training is offered under our training unit GigaWave® trade name and is reported in the network systems category. We have not incurred significant research and development expenditures in any of the last three fiscal years.

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

On a consolidated basis, revenues from sales of products purchased from our top ten vendors accounted for 42% of total revenues, and sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 9% of our total revenues. If sales to AT&T are excluded, vendor concentration is slightly lower: 40% of non-AT&T revenues were derived from sales of products purchased from our top ten vendors (excluding AT&T sales), and no vendor represented more than 11% of non-AT&T sales.

The terms of our current business relationship with Otter had been set to expire in March 2013 and as such, we engaged in discussions with them regarding revised terms of our relationship. Effective January 2013, Otter and TESSCO agreed on new terms for our business relationship.

The amount of purchases we make from each of our approximately 375 vendors may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our vendors, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our vendors depends on being able to reach agreements with these vendors on business terms.  In addition, the agreements and arrangements on which most of our larger vendor relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months and two years.  Generally, we believe that alternative sources of supply are available for many of the product types we carry.

We are dedicated to superior performance, quality and consistency of service in an effort to maintain and expand vendor relationships but there can be no assurance that we will continue to be successful in this regard in the future, or that competitive pressures or other events beyond our control will not have a negative impact on our ability to maintain these relationships or to continue to derive revenues from these relationships.

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

•	Understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;
•
Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including The Wireless Journal®, and TESSCO.com®, Solution and Transaction System;

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

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, sales and marketing activities are organized on an end-market basis. Sales teams are focused on our commercial customers: 1) public carriers, contractors, and program managers, 2) private system operators and governments, and 3) commercial dealers and resellers; our retail customers: 1) retailers, dealer agents and carriers, and 2) our Major 3PL relationship (our largest customer AT&T); as well as consumers which are also included in the retail segment (e.g. affinity programs, Web store programs and fulfillment and consumer services).  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 244,000 existing customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. Additionally, we have information on approximately 497,000 contacts that serve as potential new customers in our market. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct-marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications, and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance, and the overall enhancement of the business relationship. The process is aimed at attracting prospects to TESSCO, converting these prospects to buying customers, and ultimately migrating them to loyal, total-source monthly buyers.

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

As a thought leader in the wireless industry, TESSCO’s marketing materials are used for both educating the industry and for promoting TESSCO’s value. We utilize our WPKS to develop both broad-based and customized product solution information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product solution and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is readily available electronically on TESSCO.com and is periodically sent to qualified customers in hard copy form; The Wireless Journal®, a trade journal with a bimonthly circulation of approximately 78,000, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed on a regular basis to more than 150,000 different individuals and is uniquely produced for various portions of our customer base; The Wireless Bulletin® family, including The Wireless Bulletin for Accessories for Handsets, Tablets & Music Devices which has a bimonthly circulation of approximately 15,000, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Security & Surveillance, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed on an as-need basis in a given year; Technical Application Notes, interactive Systems Supported Reference Drawings, and White Papers, which provide in-depth planning and installation instructions and diagrams; Tech Tips, which offer suggestions and ideas from TESSCO customers; and TESSCO.com®. In addition, TESSCO publishes online, Web-browser-enabled, companion versions of its many printed publications, including The Wireless Bulletin Online, The Wireless Guide Online, and The Wireless Journal Online.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers remained steady at approximately 13,000 for fiscal years 2012 and 2013.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 31, 2013 and April 1, 2012, we had an immaterial level of backlog orders. Most backlog orders as of March 31, 2013, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 31, 2013 and April 1, 2012, inventory write-offs were 0.4% and 0.7% of total purchases, respectively. In many cases, we are able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2013 and 2012 were 10.6 and 11.8, respectively. This decrease is largely due to a decrease in sales to our largest customer AT&T Mobility, which have a shorter inventory turnover than our typical sales.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors, such as Superior Communications, Anixter and Genco ATC Logistics in our retail segment and Hutton Communications, KPG Logistics, Westcon, Comstor, Tech Data, Ingram Micro, Site Pro 1, Winncom, Talley Communications and Alliance Corporation in our commercial segment. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 375 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

We  currently hold one patent related to our online order entry system. We intend, if and when appropriate, to seek patent protection for any additional patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to our business, and as a result, our business may be adversely affected. In response to patents of others, we may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design our systems around the patents of others.

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2013 and there are no material expenditures planned for such purposes in fiscal year 2014.

Employees

As of March 31, 2013, we had 838 full-time equivalent employees. Of our full-time equivalent employees, 435 were engaged in customer and vendor service, marketing, sales and product management, 325 were engaged in fulfillment and distribution operations and 78 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	69	Chairman, President and Chief Executive Officer	Robert B. Barnhill, Jr. has served as president and chief executive officer since founding the current business in 1982. Mr. Barnhill has been a director of the Company since 1982, and has served, and continues to serve, as Chairman of the Board since November 1993.

Gerald T. Garland	62	Senior Vice President of the Product Lines of Business	Gerald T. Garland rejoined the Company in April 2003 and has served as senior vice president since April 2006. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004 and as senior vice president of the network infrastructure line of business since April 2003. In July 2011, Mr. Garland began serving as Senior Vice President of the Commercial Segment. Since April 2013, Mr. Garland has served as Senior Vice President of the Product Lines of Business. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Douglas A. Rein	53	Senior Vice President of Performance Systems and Operations	Douglas A. Rein joined the Company in July 1999 as senior vice president of performance systems and operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Said Tofighi	58	Senior Vice President of Global Manufacturer Supply Chain and Ventev Innovations	Said Tofighi rejoined the Company in October 2000 as vice president of customer administration. In April 2005, Mr. Tofighi began serving as vice president of the customer supply chain unit and served in that capacity until May 2006, when he was appointed senior vice president, customer supply chain. In April 2007, Mr. Tofighi began serving as senior vice president of market development and sales. In July 2011, Mr. Tofighi began serving as Senior Vice President of the Retail Segment and Global Manufacturer Supply Chain. Since April 2013, Mr. Tofighi has served as Senior Vice President of Global Manufacturer Supply Chain and Ventev® Innovations. Mr. Tofighi originally joined the Company in March 1993 and served in various leadership roles through July 1999. From July 1999 through October 2000, Mr. Tofighi worked outside the Company.

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

The loss or any change in the business habits of key customers or vendors, including the recent loss of our AT&T third party logistics retail supply chain relationship, may have a material adverse affect on our financial position and results of operations.

Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. In fiscal year 2013, sales to our largest customer relationship, AT&T Mobility, accounted for approximately 30% of total revenues. The transition of our 3PL retail store supply chain business with AT&T was completed in the fourth quarter of our fiscal 2013, and revenues from this business have therefore terminated.

In January 2011, we reported that AT&T was assessing cost reduction business model changes that could affect our supply chain relationship with them. In July 2011, AT&T agreed to purchase a larger portion of its device accessory purchases from us in exchange for a lower per unit cost.  Accordingly, beginning in the third quarter of fiscal 2012, we experienced significant increases in shipments and revenues, with an accompanying decrease in associated gross profit percentage. In April 2012, AT&T informed us that they intended to begin to transition their 3PL retail store supply chain business from us in the second quarter of our fiscal 2013. As of our fiscal 2013 year end, this business was fully transitioned. The transition and termination of this relationship and loss of the associated revenues will most likely result in a reduction in our overall revenues in fiscal 2014.  However, this business carried a lower margin than does our continuing non-AT&T business, and as a result the impact on gross profit, while still significant, is not expected to be as significant on a relative basis.  Separately, we see potential to increase gross profit in our non-AT&T business.  If we are successful in increasing gross profit in our non-AT&T business, and in controlling expenses, we believe that we will be able to offset at least some of the loss in profits from transition of the AT&T relationship.  There can be no assurances, however, that we will be successful in these efforts or that our financial position and results of operations will not suffer.

Sales of products purchased from our largest vendor, Otter Products, LLC (Otter) generated approximately 9% of our total revenues in fiscal 2013.  Much of this concentration, however, is attributable to our 3PL retail store supply chain business for AT&T, which as described above fully transitioned from TESSCO to a third party logistics provider as of yearend fiscal 2013.  The terms of our current business relationship with Otter had been set to expire in March 2013 and as such, we engaged in discussions with them regarding revised terms of our relationship.  Effective January 2013, Otter and TESSCO agreed on new terms for our business relationship, which continues for sales outside of the AT&T retail store supply chain relationship.

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

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. While we generally expect to either extend or replace our credit facilities at term expirations, there can be no assurances that we will be able to do so on favorable terms, or at all. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse affect on our business. Our current revolving credit facility expires in May 2014. Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse affect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

Our ability to borrow funds under our credit agreement could be constrained by the level of eligible receivables and inventory.

Our borrowing availability under our existing revolving credit facility is limited to certain amounts of eligible accounts receivable and inventory.   If the value of eligible accounts receivable and inventory were to decrease significantly, the amount available for borrowing under the facility could decrease. The fiscal year 2013 transition of our AT&T business has not had a significant impact on our overall inventory and accounts receivable balances, which are currently used in the calculation of the borrowing base under our existing revolving credit facility. As of the end of fiscal 2013, our asset balance continues to support the full amount available under our current facility and our earnings have kept us in compliance with all current debt covenants.

The ongoing weakness in the global economic environment may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results, and stock price.

Notwithstanding the slow economic recovery in the U.S., the ongoing weakness in the global economic environment – which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, high rates of unemployment and concerns that the worldwide economy may continue to experience significant challenges – may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. In addition, our suppliers’ access to capital and liquidity may continue to be affected, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation.

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

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  We rely heavily upon our senior management team. The loss of any of these individuals, particularly our President and the Chairman of our Board of Directors, Robert B. Barnhill, Jr., could have a material adverse affect on our business, financial position and results of operations. In the fall of 2012, our then Chief Financial Officer left the company.  He has not yet been replaced and in the meantime his duties have been assumed by other officers.  For example, Mr. Barnhill now performs the function of or similar to that of Principal Financial Officer, and Aric Spitulnik, our Controller, has assumed the role of Principal Accounting Officer.  These additional responsibilities place additional demands on these individuals and as a result, they may be less effective in their overall performance.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs). If performance targets associated with these PSUs are not met, or the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. As of the end of the year, there were 536,303 shares available for future awards under our incentive plans and we have no immediate plans to get shareholder approval for an increase in such number.

Also, in fiscal year 2012, in order to address possible concern regarding the number of equity awards that may be granted in a given year, the Board of Directors determined that it will not, absent stockholder approval indicating or permitting otherwise, make awards under the 1994 Plan over the following three fiscal year period (fiscal 2012, 2013 and 2014) for a number of shares in excess of an average annual rate over the three year period equal to 5.84% of the weighted average number of shares of our common stock projected to be outstanding during each fiscal year.

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

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and indefinite lived asset valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 31, 2013, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 6.5% of total assets. All goodwill and intangible assets have been allocated to the Commercial segment.

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

We primarily rely on trademark filings and confidentiality agreements to protect our intellectual property rights.

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

Our product offering includes a growing number of our own proprietary products, which represented approximately 8% of our sales in fiscal 2013. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have a material adverse effect on our business and financial performance.

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

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 47% of our outstanding common stock as of March 31, 2013. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 23% of our outstanding common stock as of March 31, 2013. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland. Our sales, marketing and administrative offices are located in leased office space near the GLC. On February 15, 2011, this lease was amended and now expires on December 31, 2017. Monthly rent payments range from $153,300 to $177,700 throughout the remaining lease term. In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. On February 23, 2011, this lease was amended and now expires on July 31, 2014 and provides us with an ongoing annual option to terminate the lease. Monthly rent for the facility ranges from $27,500 to $33,000 throughout the lease term. Additional sales and marketing offices are located in leased office space in San Antonio, Texas. Our San Antonio office moved to a new location in January 2013. Monthly rent payments range from $14,700 to $16,900 and the lease expires October 31, 2018. West coast sales and fulfillment are facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities. While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations. The GLC is encumbered by a deed of trust as security for a term loan. See Note 7 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Both of our business segments use all of our properties for either sales or fulfillment purposes.

Item 3. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local income tax returns are currently under examination, except for a Texas income tax audit for the 2008 and 2009 tax years.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Global Select Market, since September 28, 1994, under the symbol "TESS." The quarterly range of prices per share during fiscal years 2012 and 2013 are as follows:

	High	Low	Dividends Declared
Fiscal Year 2012
First Quarter	$13.48	$10.31	$0.10
Second Quarter	16.35	10.79	0.15
Third Quarter	14.92	12.00	0.15
Fourth Quarter	26.53	13.55	0.15

Fiscal Year 2013
First Quarter	$26.46	$17.80	$0.18
Second Quarter	23.51	17.08	0.18
Third Quarter	23.25	18.53	0.93
Fourth Quarter	26.00	21.00	0.18

As of May 21, 2013, the number of shareholders of record of the Company was 116. We estimate that the number of beneficial owners as of that date was approximately 3,479.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2013 and 2012 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Until December 30, 2011, our revolving credit facility limited the amount of cash dividends that we may pay to $5.0 million annually. As of December 30, 2011, this amount was increased to $6.25 million in any twelve month period. Additionally, on November 30, 2012 this agreement was further amended to allow for a special onetime dividend of $0.75 per share of common stock, or $6.04 million, paid on December 27, 2012.

During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program. As of March 31, 2013, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. Through the end of the fiscal year 2013, we had repurchased 3,505,187 shares through the program for approximately $30.7 million, or an average price of $8.76 per share. Of the total shares repurchased, 2,300 were repurchased in fiscal year 2011 at an average price of $13.96 per share and no shares were repurchased in fiscal 2012 and 2013. An aggregate of 88,163 shares remain available for repurchase under this program. We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2013 and 2012 the total value of shares withheld for taxes were $2,161,900 and $1,197,900, respectively.

Our revolving credit facility and term loan with Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank limit to $30.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. At March 31, 2013, we had the ability to repurchase approximately $16.3 million in additional shares of our common stock without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 30, 2008 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of March 30, 2008 to March 31, 2013. The graph assumes that all dividends, if any, were reinvested.

	3/30/2008	3/29/2009	3/28/2010	3/27/2011	4/1/2012	3/31/13
TESSCO Technologies Incorporated	$100.00	$52.60	$158.44	$122.09	$274.79	$249.84
Russell 2000	100.00	63.86	102.44	125.80	128.62	149.59
Old Peer Group 1	100.00	80.02	122.08	155.02	202.54	207.54
New Peer Group 2	100.00	81.88	121.25	155.61	208.98	218.39
1 – The old peer group consists of the following: Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., Brightpoint, Inc., Tech Data Corp and InfoSonics Corporation.
2 – The new peer group consists of the following: Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., and InfoSonics Corporation.
The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company. Note two companies have been removed from our peer group: Brightpoint, Inc, as they have been acquired; and Tech Data Corp, as they are currently going through a restatement.

Item 6. Selected Financial Data.
	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011	March 28, 2010	March 29, 2009
STATEMENT OF INCOME DATA
Revenues	$752,565,000	$733,389,900	$605,219,200	$522,031,500	$483,007,200
Cost of goods sold	605,525,800	584,733,700	471,938,600	398,706,300	361,155,000
Gross profit	147,039,200	148,656,200	133,280,600	123,325,200	121,852,200
Selling, general and administrative expenses	117,820,600	121,652,400	117,305,100	108,269,000	110,656,400
Income from operations	29,218,600	27,003,800	15,975,500	15,056,200	11,195,800
Interest, net	224,200	292,900	420,600	318,300	664,300
Income before provision for income taxes	28,994,400	26,710,900	15,554,900	14,737,900	10,531,500
Provision for income taxes	11,200,500	10,274,000	5,536,700	5,599,100	4,203,500
Net income	$17,793,900	$16,436,900	$10,018,200	$9,138,800	$6,328,000
Diluted earnings per share (1)(2)	$2.15	$2.03	$1.27	$1.19	$0.82
Cash dividends declared per common share (1)	$1.47	$0.55	$0.40	$0.20	$--

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.5	79.7	78.0	76.4	74.8
Gross profit	19.5	20.3	22.0	23.6	25.2
Selling, general and administrative expenses	15.7	16.6	19.4	20.7	22.9
Income from operations	3.9	3.7	2.6	2.9	2.3
Interest, net	0.0	0.1	0.1	0.1	0.1
Income before provision for income taxes	3.9	3.6	2.6	2.8	2.2
Provision for income taxes	1.5	1.4	0.9	1.1	0.9
Net income	2.4%	2.2%	1.7%	1.8%	1.3%
SELECTED OPERATING DATA
Average non-consumer buyers per month	13,000	13,000	12,700	12,400	12,200
Average consumer buyers per month	120	500	700	800	1,500
Return on assets (3)	9.0%	9.1%	6.4%	6.8%	4.8%
Return on equity (4)	18.1%	19.1%	13.5%	14.1%	10.5%
BALANCE SHEET DATA
Working capital	$76,551,700	$65,779,800	$49,379,000	$46,793,200	$36,625,000
Total assets	194,300,000	202,497,700	158,701,800	151,346,700	118,652,600
Short-term debt	249,700	249,200	359,100	380,000	361,400
Long-term debt	2,458,300	2,708,000	2,959,100	3,328,000	3,481,700
Shareholders' equity	102,802,600	93,651,900	78,880,100	69,645,200	60,166,200

(1)	All per share numbers prior to March 27, 2011 have been retroactively restated for all periods presented to reflect the May 26, 2010 stock dividend in order to effect a 3-for-2 stock split.
(2)
Diluted earnings per share prior to March 28, 2010 have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Note 13 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for further discussion.

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

The Company evaluates its business and customer base in two segments – commercial and retail. The commercial segment includes: (1) public carriers, contractors, and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; and (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment includes: (1) retailers, dealer agents and carriers; and (2) our Major 3PL Relationship (our largest customer, AT&T).

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

Our largest customer relationship, AT&T, a Tier 1 cellular carrier purchasing phone accessories, accounted for approximately 30% of our total revenues during fiscal year 2013. In April 2012, we were notified by AT&T of their intention to transition their 3PL retail store supply chain business, which makes up the vast majority of the Company’s AT&T revenues, away from TESSCO beginning in the second quarter of our fiscal 2013. As this transition continued toward completion, revenues from this relationship for the fourth quarter declined significantly, although resulting in a lesser relative impact on overall profits. This reduction in revenue for the second half of fiscal 2013 was more than fully offset by an increase in the Company’s non-AT&T revenues during the fiscal year.  While we expect no revenue in 2014 for the transitioned 3PL business, we do expect to continue to supply product to this customer’s other programs and supply proprietary Ventev® products to AT&T retail stores.   Due to the loss of this 3PL relationship, which generated $213.5 million in revenues during fiscal 2013, we do expect to have a significant decline in overall revenues in fiscal 2014.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 375 manufacturers provide us with a significant competitive advantage over new entrants to the market. Results of Operations

Results of Operations

The following tables summarize the results of our operations for fiscal years 2013, 2012 and 2011:

(Dollars in thousands, except per share data)			2012 to 2013			2011 to 2012
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Segment Revenues
Commercial Segment:
Public Carriers, Contractors & Program Managers	$111,146	$73,824	$37,322	50.6%	$87,010	$(13,186)	(15.2%)
Private & Government System Operators	121,313	129,129	(7,816)	(6.1%)	108,520	20,609	19.0%
Commercial Dealers & Resellers	138,737	125,431	13,306	10.6%	117,213	8,218	7.0%
Total Commercial Revenues	371,196	328,384	42,812	13.0%	312,743	15,641	5.0%

Retail Segment:
Retailers, Independent Dealer Agents & Carriers	167,895	153,803	14,092	9.2%	137,676	16,127	11.7%
Major 3PL relationship	213,474	251,203	(37,729)	(15.0%)	154,800	96,403	62.3%
Total Retail Revenues	381,369	405,006	(23,637)	(5.8%)	292,476	112,530	38.5%
Total Revenues	$752,565	$733,390	$19,175	2.6%	$605,219	$128,171	21.2%

(Dollars in thousands, except per share data)			2012 to 2013			2011 to 2012
	2013	2012	$ Change	% Change	2011	$ Change	% Change
Segment Gross Profit
Commercial Segment:
Public Carriers, Contractors & Program Managers	$24,183	$17,101	$7,082	41.4%	$20,139	$(3,038)	(15.1%)
Private & Government System Operators	33,596	35,860	(2,264)	(6.3%)	28,978	6,882	23.7%
Commercial Dealers & Resellers	38,345	35,393	2,952	8.3%	31,717	3,676	11.6%
Total Commercial Gross Profit	96,124	88,354	7,770	8.8%	80,834	7,520	9.3%

Retail Segment:
Retailers, Independent Dealer Agents & Carriers	35,903	33,421	2,482	7.4%	29,947	3,474	11.6%
Major 3PL relationship	15,012	26,881	(11,869)	(44.2%)	22,500	4,381	19.5%
Total Retail Gross Profit	50,915	60,302	(9,387)	(15.6%)	52,447	7,855	15.0%
Total Gross Profit	$147,039	$148,656	$(1,617)	(1.1%)	$133,281	$15,375	11.5%

Selling, general and administrative expenses	117,821	121,652	(3,831)	(3.1%)	117,305	4,347	3.7%
Income from operations	29,218	27,004	2,214	8.2%	15,976	11,028	69.0%
Interest, net	224	293	(69)	(23.5%)	421	(128)	(30.4%)
Income before provision for income taxes	28,994	26,711	2,283	8.5%	15,555	11,156	71.7%
Provision for income taxes	11,200	10,274	926	9.0%	5,537	4,737	85.6%
Net income	$17,794	$16,437	$1,357	8.3%	$10,018	$6,419	64.1%

Diluted earnings per share	$2.15	$2.03	$0.12	5.9%	$1.27	$0.76	59.8%

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues. Revenues for fiscal year 2013 increased 2.6% as compared to fiscal year 2012, due to a 13.0% increase in commercial segment revenues partially offset by a 5.8% decrease in retail segment revenues. The increase in commercial segment revenues was due to a significant increase in our public carrier, contractor and program manager market, a smaller increase in our commercial dealers and resellers market, and was partially offset by a decline in sales to our private and government system operators market. The retail reduction in sales was a result of a 15.0% decrease in sales to our Major 3PL relationship, AT&T, partially offset by 9.2% sales growth in our retailers, independent dealer agents and carriers market. As noted above, in April 2012, we were notified by AT&T of their intention to transition their 3PL retail store supply chain business, which made up the vast majority of the Company’s historical AT&T revenues, away from TESSCO beginning in the second quarter of our fiscal 2013. This transition was completed by the close of our fiscal 2013.

Gross Profit. Gross profit decreased 1.1% in fiscal year 2013 compared to fiscal year 2012, due to a 15.6% decrease in our retail segment partially offset by an 8.8% increase in our commercial segment. Within the retail segment, our Major 3PL relationship market showed a decrease in sales, with a larger decrease of 44.2% in gross profit due to the transition of the AT&T third party logistics retail supply chain business. This decrease in gross profit was partially offset by a 7.4% increase in the retailers, independent dealer agents and carriers market. The increase in our commercial segment was driven by increases in our public carrier, contractor and program manager market and our commercial dealers and resellers, and was partially offset by a decline from our private and government system operators market. Overall gross profit margin decreased to 19.5%, compared to 20.3% in fiscal year 2012, primarily driven by the continued decline in AT&T gross margin. Excluding our Major 3PL relationship, gross profit margin decreased from 25.4% in fiscal year 2012 to 24.5% in fiscal year 2013, due in part to higher dollar, lower margin public carrier, contractor and program manager market sales. We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 3.1% during fiscal year 2013 as compared to fiscal year 2012. Total selling, general and administrative expenses as a percentage of revenues decreased from 16.6% in fiscal year 2012 to 15.7% in fiscal year 2013, due to a decrease in selling, general and administrative expenses, partially offset by the slight increase of revenues as discussed above.

The largest factors contributing to the overall decrease in total selling, general and administrative expenses were decreased AT&T market development expenses and decreased pay for performance bonus expense, partially offset by increased corporate support expenses.

Marketing expenses decreased by $2.7 million, or 32.7%, in fiscal year 2013 as compared to fiscal year 2012, primarily related to a decrease in AT&T market development expenses, which are completely variable to sales units.

Pay for performance bonus expense (including both cash and equity plans) decreased by $5.1 million in fiscal year 2013 as compared to fiscal year 2012. Our bonus programs are all based on annual performance targets. The relationship between expected performance and actual performance led to lower bonus accruals in fiscal 2013 than in fiscal 2012.

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

Corporate support expense increased approximately $1.4 million, or 21.5%, in fiscal year 2013 as compared to the fiscal year 2012. This increase was primarily related to slightly higher bad debt expense in addition to higher new product development costs related to our proprietary power product line.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $1,197,300 and $458,700 for fiscal year 2013 and fiscal year 2012, respectively. Bad debt expense during fiscal year 2012 was unusually low due to significant bad debt recoveries, with fiscal year 2013 being much more representative of our historical bad debt expense levels.

Interest, Net. Net interest expense decreased from $292,900 in fiscal year 2012 to $224,200 in fiscal year 2013, primarily due to decreased average borrowings on our revolving credit facility as well as the repayment in full of a loan from the Maryland Economic Development Corporation.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2013 and 2012 were 38.6% and 38.5%, respectively. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2013 increased 8.3% and 5.9%, respectively, compared with fiscal year 2012.

Commercial Segment.  Revenues in our commercial segment totaled $371.2 million in fiscal year 2013, compared to $328.4 million in the prior year, a 13.0% increase.  Gross profit totaled $96.1 million, an 8.8% increase as compared to last year.  Within this segment, the public carrier, contractor and program manager market grew revenues by 50.6% and gross profits by 41.4%.  This growth was primarily driven by a need by our customers to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 10.6% and gross profit growth of 8.3%.  We continue to see strong opportunities for our proprietary and customized solutions in this market, as these customers continue to build and enhance their own private wireless applications.  The private and government system operators market revenue declined 6.1% and gross profit declined by 6.3%, due to economic uncertainties as well as government spending cuts.

Our direct expenses in this segment totaled $42.8 million, a 3.2% increase compared to the fiscal year 2012.  Therefore, total segment net profit contribution (see Note 9 to the Consolidated Financial Statements) was $53.3 million, a 13.7% increase over the prior year.

Retail Segment.  Revenues in our retail segment totaled $381.4 million in fiscal year 2013, representing a 5.8% decrease from the prior year.  Gross profit totaled $50.9 million, a 15.6% decrease.  These decreases are due to the transition of our Major 3PL relationship, AT&T, which showed a 15.0% revenue decrease and a 44.2% gross profit decrease.  Revenues in our retailer, dealer agent and carrier market increased as compared to last year, up 9.2%, with a 7.4% increase in gross profit as a result of increased sales from independent agents and dealers.

Our direct expenses in this segment totaled $27.7 million in fiscal year 2013, a 7.5% decrease over the prior year period, primarily due to decreased market development expenses for AT&T, which are completely variable to sales.  Therefore, total segment net profit contribution was $23.2 million for fiscal year 2013, a 23.5% decrease over the prior year period.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues. Revenues for fiscal year 2012 increased 21.2% as compared to fiscal year 2011, due to a 38.5% increase in retail segment revenues and a 5.0% increase in commercial segment revenues. The retail sales growth was largely a result of a 62.3% increase in sales to our Major 3PL relationship, AT&T, which had expanded their relationship with us during the third quarter of fiscal 2012, but also due to an 11.7% increase in sales to our retailers, independent dealer agents and carriers market. As noted above, in April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business, which makes up the vast majority of the Company’s AT&T revenues, away from TESSCO beginning in the second quarter of our fiscal 2013. The increase in commercial segment revenues was due to a significant increase in our private and government system operators market, a smaller increase in our commercial dealers and resellers market, and was partially offset by a decline in sales to our public carrier, contractor and program manager market. During fiscal year 2012, sales of our proprietary products increased 4.2%, as compared to the prior year. However, due to the significant increase in overall sales, and the fact that proprietary product sales represented only a small percentage of the increased AT&T sales on a dollar basis, proprietary product sales decreased to 8.6% of total sales compared to 10.0% of total sales in the prior year. Because our proprietary products generally carry higher gross margins than our other non-proprietary third party products, the increased sales of proprietary products on a dollar basis contributed to the margin growth we experienced during the year in sales to other than our Major 3PL relationship customer (see detailed explanation below).

Gross Profit. Gross profit increased 11.5% in fiscal year 2012 compared to fiscal year 2011, due to a 15.0% increase in our retail segment and 9.3% increase in our commercial segment. Within the retail segment, our Major 3PL relationship market showed a considerable increase in sales, but the impact on overall gross profit was lessened by the lower margins we experienced in sales to AT&T resulting from the business relationship expansion. The increase in our commercial segment gross profit was driven by increases in our private and government market and our commercial dealers and resellers, and was partially offset by a decline from our public carrier, contractor and program manager market. Overall gross profit margin decreased to 20.3%, compared to 22.0% in fiscal year 2011, driven by the expanded lower margin AT&T business. However, excluding our Major 3PL relationship market, gross profit margin increased from 24.6% in fiscal year 2011 to 25.3% in fiscal year 2012, due in part to pricing adjustments, product mix and lower excess and obsolete inventory writeoffs.

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

Commercial Segment.  Revenues in our commercial segment totaled $328.4 million in fiscal year 2012, compared to $312.7 million in the prior year, a 5.0% increase.  Gross profit totaled $88.4 million, a 9.3% increase as compared to last year.  Within this segment, the commercial dealers and resellers market grew revenues by 7.0% and gross profits by 11.6%.  The private system operator and government market grew revenues by 19.0% and gross profits by 23.7%.  We continue to see strong opportunities for our proprietary and customized solutions in this market, as these customers continue to build and enhance their own private wireless applications.  The public carrier, contractor and program manager market revenue declined 15.2% and gross profit declined by 15.1%, as carriers continued to delay significant network builds.

Our direct expenses in this segment totaled $41.5 million, an 11.9% decline compared to the fiscal year 2011, due to a decrease in compensation and marketing expenses.  Therefore, total segment net profit contribution (segment gross profit less segment direct expenses) was $46.9 million, a 38.9% increase over the prior year.

Retail Segment.  Revenues in our retail segment totaled $405.0 million in fiscal year 2012, representing a 38.5% increase from the prior year.  Gross profit totaled $60.3 million, a 15.0% increase.  These increases are primarily due to significantly higher sales to our Major 3PL relationship market (AT&T), which showed a 62.3% revenue increase and a 19.5% gross profit increase, both resulting from the previously discussed expansion of this relationship.  Revenues in our retailer, dealer agent and carrier market also increased as compared to last year, up 11.7%, with a 11.6% increase in gross profit, a result of changes in product and customer mix, pricing adjustments and lower inventory write-offs.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:
	2013	2012	2011
Cash flow provided by operating activities	$3,352,400	$21,745,500	$12,038,100
Cash flow used in investing activities	(5,354,000)	(6,513,700)	(7,694,200)
Cash flow used in financing activities	(11,742,000)	(5,198,400)	(3,824,400)
Net (decrease) increase in cash and cash equivalents	$(13,743,600)	$10,033,400	$519,500

We generated $3.4 million of net cash from operating activities in fiscal year 2013. Our cash inflow from operating activities was driven by net income (net of depreciation and amortization and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by an increase in product inventory and  decreases in trade accounts payable and accrued payroll, benefits and taxes. The decrease in accounts receivable is related to the AT&T transition.  The increase in inventory is intended to improve service levels to support increased customer demand and improve availability. The decrease in trade accounts payable is related to the AT&T transition, causing lower AT&T inventory purchases and lower accruals related to AT&T market development funds, partially offset by higher non-AT&T inventory purchases. The decrease in accrued payroll, benefits and taxes was driven by higher bonus accruals in fiscal 2012 (and their subsequent payouts in fiscal 2013) compared to bonus accruals in fiscal 2013.

In fiscal year 2012, our cash inflow from operating activities was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), as well as an increase in trade accounts payable, partially offset by an increase in trade accounts receivables and product inventory. The increase in trade accounts payable was largely due to the timing and credit terms of inventory receipts, including those related to an expansion of our AT&T relationship during the third and fourth quarters of fiscal year 2012. The increase in trade accounts receivable was primarily due to the timing of sales and collections, as well as the fact that we have granted extended payment terms to certain large customers.  The increased inventory levels were to support growing sales, including the significant increase in sales to AT&T during the third and fourth quarters of fiscal year 2012, and to improve our inventory availability for our other customers.

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

Capital expenditures of $5.4 million in fiscal year 2013 were down from expenditures of $6.5 million in fiscal year 2012. In fiscal year 2013, capital expenditures were largely comprised of $1.6 million for leasehold improvement and $1.0 million for furniture and fixtures expenditures, related to a build-out and reorganization of our administrative offices and $2.2 million for investments in information technology. Fiscal year 2012 capital expenditures primarily consisted of $2.3 million for leasehold improvement and $1.4 million for furniture and fixtures expenditures, related to a build-out and reorganization of our administrative offices, and $2.0 million for investments in information technology. Fiscal year 2011 capital expenditures of $4.8 million primarily consisted of investments in information technology. A portion of the leasehold improvement expenditures for both 2012 and 2013 were reimbursed to us by our landlord during the respective fiscal year, pursuant to the applicable terms of our lease. We received payments of $0.6 million, $1.2 million, and $0.9 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, for tenant improvement.  In addition to investments in capital expenditures, cash flows used in investing activities in fiscal year 2011 was also impacted by cash earn-out payments of $2.9 million under our acquisition agreement with TerraWave Solutions, Ltd. and GigaWave Technologies, Ltd.  These earn-out payments were based on the achievement of certain earnings thresholds during the four-year earn-out period under the acquisition agreement. On April 21, 2006, we acquired substantially all the non-cash net assets of TerraWave Solutions, Ltd. and its commonly owned affiliate, GigaWave Technologies, Ltd. for an initial cash payment of approximately $3.9 million, and potential additional cash earn-out payment obligations accruing over a four-year period, contingent on the achievement by the TerraWave/GigaWave business unit post-acquisition of certain minimum earnings thresholds. The total purchase price of the acquisition, including all earn-out payments, was approximately $13.1 million.

Cash flows used in financing activities were primarily related to cash dividends paid to shareholders and purchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation and proceeds from issuance of stock. The significant increase in cash used in financing activities during fiscal 2013 was caused primarily by the payment of a special dividend of $0.75 per share of common stock on December 27, 2012.  During fiscal year 2011, we purchased 2,300 shares of our outstanding common stock pursuant to our stock buyback program, while none were purchased during fiscal year 2012 or 2013. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2011, a total of 3,505,187 shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. The Board of Directors has authorized the purchase of up to 3,593,350 shares in the aggregate, and therefore, 88,163 shares remained available to be purchased as of the end of fiscal year 2013. We expect to fund future purchases, if any, from working capital and/or our revolving credit facility. No timetable has been set for the completion or expiration of this program. We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested equity grants. For fiscal years 2013 and 2012 this totaled $2,161,900 and $1,197,900, respectively.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, which was modified as described below. The note bore interest at a floating rate of LIBOR plus 1.75% until June 30, 2011 whereupon the modified terms as described below took effect. The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.6 million as of March 31, 2013.

On May 20, 2011, but effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remained the same, except that commencing July 1, 2011, the interest rate changed to a floating rate of LIBOR plus 2.00%.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association), with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 31, 2013 we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wachovia Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013. This term was further extended to May 31, 2014 by the Eighth Modification Agreement dated December 21, 2012. On November 30, 2012, we entered in to a Seventh Modification Agreement to allow for the special dividend discussed above.

The terms of this revolving credit facility, as amended, allow us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allow for the payment of up to $6.25 million of dividends in any 12 month period, not including the special one-time dividend of $6.04 million paid in December 2012. As of March 31, 2013, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders. Accordingly, the amendments to the Credit Agreement also have the effect of amending the financial covenants applicable to the Term Loan.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 31, 2013, the principal balance of this term loan was approximately $158,000.

Working capital (current assets less current liabilities) increased to $76.6 million as of March 31, 2013, from $65.8 million as of April 1, 2012, primarily due to a decrease in accounts payable partially offset by a decrease in accounts receivable, which is primarily due to the AT&T transition. Additionally, inventory increased to improve service levels and support increased demand. Shareholders' equity increased to $102.8 million as of March 31, 2013, from $93.7 million as of April 1, 2012, primarily due to increased retained earnings due to fiscal year 2013 net income, partially offset by cash dividends paid and net increases in additional paid-in-capital.

We believe that our existing cash, payments from customers, and availability under our revolving line of credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving line of credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding would be available on terms acceptable to us, if at all. As of March 31, 2013, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2013:

	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

Long-Term Debt Obligations	$2,708,000	$249,700	$500,800	$1,927,900	$29,600
Revolving credit facility	--	--	--	--	--
Lease Obligations	11,502,500	2,811,900	4,529,300	4,042,800	118,500
Interest payments (1)	179,800	60,000	102,800	16,700	300
Other Long-Term Liabilities (2)	1,237,500	--	150,000	150,000	937,500
Tax contingency reserves (3)	723,700	--	--	--	--
Total contractual cash obligations	$16,351,500	$3,121,600	$5,282,900	$6,137,400	$1,085,900
(1)	Interest payments include amounts owed on notes payable at their stated contractual rate, as well as interest payments on our note with a bank at a variable rate of LIBOR plus 2.00%.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.
(3)
We are unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $0.7 million balance of our tax contingency reserves, net of federal tax benefits. See further discussion in Note 11—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We record revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. We record revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. For a portion of our sales, we use FOB destination terms and record the revenue when the product is received by the customer. Our prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record revenues on transactions where collectibility is reasonably assured.

Because a large portion of our sales transactions meet the conditions set forth in the Financial Accounting Standards Board (“FASB”) standard on revenue recognition, we recognize revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) our price be substantially fixed and determinable at the date of sale, 2) the buyer is obligated to pay us, and such obligation is not contingent on their resale of the product, 3) the buyer’s obligation to us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 2% of our total revenues).

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet includes goodwill of approximately $11.7 million (all related to our commercial segment) and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Based on the Company’s qualitative assessment for fiscal 2013, we have concluded that it is not more likely than not that the carrying value of any of our reporting units with goodwill is above the fair value of the related reporting unit.  As a result, no quantitative testing was deemed necessary for fiscal 2013. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Classification of Expenses. Our cost of goods sold includes cost of products and freight from vendors to our distribution centers. Product management, distribution, purchasing, receiving/inspection, warehousing, freight from our distribution centers to our customers’ sites, and corporate overhead costs are included in selling, general and administrative expenses. Accordingly, our gross margins may not be comparable to other entities that may include these costs in cost of goods sold.

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

We account for income taxes under the FASB standard on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2013, we had total net unrecognized tax benefits of approximately $723,700, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 to defer the requirements that companies present reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. In February 2013, the FASB finalized the requirement that the Company must disclose information about the amounts reclassified out of accumulated and other comprehensive income by component. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2012. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on the Company’s results of operations or financial condition.

In October 2012, the FASB issued a Technical Corrections and Improvements update which relates to various topics throughout the FASB Codification and provides technical corrections, clarification, and limited-scope improvements. This guidance was effective upon issuance of the update, with the exception of sections that include transition guidance, which become effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates.  We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations.  We do not have a current interest rate swap relating to our bank term loan.  Our variable rate debt obligations of approximately $2.6 million at March 31, 2013, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on March 13, 2013 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2013	April 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,468,000	$18,211,600
Trade accounts receivable, net of allowance for doubtful accounts of $1,274,700 and $998,800, respectively	82,177,600	88,748,200
Product inventory	60,913,600	53,360,300
Deferred tax assets, net	6,227,300	3,135,100
Prepaid expenses and other current assets	3,482,300	2,308,200
Total current assets	157,268,800	165,763,400

Property and equipment, net	23,202,000	22,905,700
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,144,500	2,143,900
Total assets	$194,300,000	$202,497,700
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$65,209,300	$78,344,700
Payroll, benefits and taxes	11,678,500	17,211,600
Income and sales tax liabilities	2,530,700	3,137,000
Accrued expenses and other current liabilities	1,048,900	1,041,100
Revolving line of credit	--	--
Current portion of long-term debt	249,700	249,200
Total current liabilities	80,717,100	99,983,600

Deferred tax liabilities, net	3,951,800	2,243,500
Long-term debt, net of current portion	2,458,300	2,708,000
Other long-term liabilities	4,370,200	3,910,700
Total liabilities	91,497,400	108,845,800

Commitment and Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock, $0.01 par value, 15,000,000 shares authorized, 13,362,398 shares issued and 7,987,900 shares outstanding as of March 31, 2013, and 13,017,172 shares issued and 7,744,528 shares outstanding as of April 1, 2012	91,500	88,000
Additional paid-in capital	50,481,600	45,135,900
Treasury stock, at cost, 5,374,498 shares outstanding as of March 31, 2013 and 5,272,644 shares outstanding as of April 1, 2012	(48,438,300)	(46,276,400)
Retained earnings	100,667,800	94,704,400
Total shareholders’ equity	102,802,600	93,651,900
Total liabilities and shareholders' equity	$194,300,000	$202,497,700

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011

Revenues	$752,565,000	$733,389,900	$605,219,200
Cost of goods sold	605,525,800	584,733,700	471,938,600
Gross profit	147,039,200	148,656,200	133,280,600
Selling, general and administrative expenses	117,820,600	121,652,400	117,305,100
Income from operations	29,218,600	27,003,800	15,975,500
Interest, net	224,200	292,900	420,600
Income before provision for income taxes	28,994,400	26,710,900	15,554,900
Provision for income taxes	11,200,500	10,274,000	5,536,700
Net income	$17,793,900	$16,436,900	$10,018,200

Basic earnings per share	$2.22	$2.12	$1.33
Diluted earnings per share	$2.15	$2.03	$1.27
Cash dividends declared per common share	$1.47	$0.55	$0.40

Comprehensive income:
Net income	$17,793,900	$16,436,900	$10,018,200
Change in value of interest rate swap, net of tax	--	24,600	73,000
Total comprehensive income	$17,793,900	$16,461,500	$10,091,200

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss		Total Shareholders’ Equity
	Shares	Amount		Treasury Stock	Retained Earnings		Comprehensive Income
Balance at March 28, 2010	7,231,878	81,500	36,937,700	(42,819,400)	75,543,000	(97,600)		69,645,200
Proceeds from issuance of stock	80,436	800	706,600	--	--	--	--	707,400
Treasury stock purchases	(108,032)	--	--	(1,569,000)	--	--	--	(1,569,000)
Non-cash stock compensation expense	260,663	1,800	2,272,200	--	--	--	--	2,274,000
Excess tax loss from stock-based compensation	--	--	751,600	--	--	--	--	751,600
Cash dividends paid	--	--	--	--	(3,020,300)	--	--	(3,020,300)
Comprehensive Income:
Net income	--	--	--	--	10,018,200	--	10,018,200
Other comprehensive loss, net of tax	--	--	--	--	--	73,000	73,000
Total comprehensive income							10,091,200	10,091,200
Balance at March 27, 2011	7,464,945	84,100	40,668,100	(44,388,400)	82,540,900	(24,600)		78,880,100
Proceeds from issuance of stock	169,978	1,700	1,114,100	--	--	--	--	1,115,800
Treasury stock purchases	(114,445)	--	--	(1,888,000)	--	--	--	(1,888,000)
Non-cash stock compensation expense	224,050	2,200	2,926,000	--	--	--	--	2,928,200
Excess tax benefit from stock-based compensation	--	--	427,700	--	--	--	--	427,700
Cash dividends paid	--	--	--	--	(4,273,400)	--	--	(4,273,400)
Comprehensive Income:
Net income	--	--	--	--	16,436,900	--	16,436,900
Other comprehensive income, net of tax	--	--	--	--	--	24,600	24,600
Total comprehensive income							16,461,500	16,461,500
Balance at April 1, 2012	7,744,528	88,000	45,135,900	(46,276,400)	94,704,400	--		93,651,900
Proceeds from issuance of stock	24,908	300	486,500	--	--	--	--	486,800
Treasury stock purchases	(101,854)	--	--	(2,161,900)	--	--	--	(2,161,900)
Non-cash stock compensation expense	320,318	3,200	2,533,600	--	--	--	--	2,536,800
Excess tax benefit from stock-based compensation	--	--	2,325,600	--	--	--	--	2,325,600
Cash dividends paid	--	--	--	--	(11,830,500)	--	--	(11,830,500)
Comprehensive Income:
Net income	--	--	--	--	17,793,900	--	17,793,900
Other comprehensive income, net of tax	--	--	--	--	--	--	--
Total comprehensive income							17,793,900	17,793,900
Balance at March 31, 2013	7,987,900	$91,500	$50,481,600	$(48,438,300)	$100,667,800	$--		$102,802,600

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 31, 2013	April 1, 2012	March 27, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,793,900	$16,436,900	$10,018,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,979,400	4,844,900	4,445,200
Gain on sale of property and equipment	(3,000)	--	--
Non-cash stock compensation expense	2,536,800	2,928,200	2,274,000
Deferred income taxes and other	(843,700)	2,984,100	(1,073,900)
Change in trade accounts receivable	6,570,600	(23,039,500)	(5,033,700)
Change in product inventory	(7,553,300)	(7,650,500)	(718,300)
Change in prepaid expenses and other current assets	(1,174,100)	(639,300)	(71,900)
Change in trade accounts payable	(13,135,400)	15,431,700	3,549,100
Change in payroll, benefits and taxes	(5,533,100)	9,869,100	(1,631,700)
Change in income and sales tax liabilities	(606,300)	531,300	11,300
Change in accrued expenses and other current liabilities	320,600	48,600	269,800
Net cash provided by operating activities	3,352,400	21,745,500	12,038,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,357,000)	(6,513,700)	(4,842,200)
Proceeds from sale of property and equipment	3,000	--	--
Additional earn-out payments on acquired businesses	--	--	(2,852,000)
Net cash used in investing activities	(5,354,000)	(6,513,700)	(7,694,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(249,200)	(361,000)	(389,800)
Proceeds from issuance of stock	174,000	829,900	403,100
Cash dividends paid	(11,830,500)	(4,273,400)	(3,020,300)
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(2,161,900)	(1,888,000)	(1,569,000)

Excess tax benefit from stock-based compensation	2,325,600	494,100	751,600
Net cash used in financing activities	(11,742,000)	(5,198,400)	(3,824,400)
Net (decrease) increase in cash and cash equivalents	(13,743,600)	10,033,400	519,500
CASH AND CASH EQUIVALENTS, beginning of period	18,211,600	8,178,200	7,658,700

CASH AND CASH EQUIVALENTS, end of period	$4,468,000	$18,211,600	$8,178,200

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal year ended April 1, 2012 contains 53 weeks while the fiscal years ended March 31, 2013 and March 27, 2011 contain 52 weeks.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At fiscal year-end 2013 and 2012, the Company has a reserve for excess and/or obsolete inventory of $3,336,700 and $3,268,900, respectively.

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

The Configuration, Fulfillment and Delivery (CFD) technology system, which is still in use, was initially implemented during fiscal year 2005 and is a major automated materials-handling system that is integrated with the Company’s product planning and procurement system. This original CFD system has an estimated useful life that is longer than the Company’s other software assets, and thus, the Company depreciated the system over a seven-year life.  As of March 31, 2013 the original CFD system was fully depreciated.

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

Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter.  Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method. Intangible assets other than goodwill are recorded within other long-term assets in the Company’s Consolidated Balance Sheets. The goodwill impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimates the present value of the reporting unit’s future cash flows. Key assumptions used to determine the present value of a reporting unit’s future cash flows in fiscal year 2013 include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company’s weighted average cost of capital adjusted for risks associated with our operations. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

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

Based on the Company’s qualitative and/or impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2013, 2012 or 2011.

The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Revenue Recognition

The Company records revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed and determinable, and 4) collectibility is reasonably assured. The Company’s revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. The Company records revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectibility is reasonably assured. The Company recognizes revenues net of sales tax.

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

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company has several relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 2% of total revenues). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 1% of total revenues for fiscal years 2013, 2012 and 2011.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2013, 2012 and 2011.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded to revenue, cost of goods sold or selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income depending on the nature of the program. The Company accrues rebates or vendor incentives as earned based on the contractual terms with the vendor.

Classification of Expenses

Cost of goods sold includes cost of products and freight from vendors to our distribution centers. Product management, distribution, purchasing, receiving/inspection, warehousing, freight from our distribution centers to our customers’ sites, and corporate overhead costs are included in selling, general and administrative expenses. Certain selling, general and administrative expenses related to direct and indirect labor and certain freight-in expenses are included in inventory. As of March 31, 2013 and April 1, 2012, the amount of selling, general and administrative expenses and freight in expenses included in inventory was $1,839,000 and $1,736,000, respectively.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and totaled $13,674,300, $13,325,100, and $15,044,100 for fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the enacted tax rate to be in effect when the taxes are paid or refunds received. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In accordance with the FASB standard on accounting for uncertainty in income tax, the Company recognizes a provision for tax uncertainties in its financial statements. See Note 11 for further discussion of the standard and its impact on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews and evaluates its estimates and assumptions, including but not limited to, those that relate to tax reserves, stock-based compensation, accounts receivable reserves, inventory reserves and future cash flows associated with impairment testing for goodwill and other long-lived assets. Actual results could significantly differ from those estimates.

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

In June 2011, the FASB issued accounting guidance related to the presentation of comprehensive income which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. This guidance was amended in December 2011 to defer the requirements that companies present reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. In February 2013, the FASB finalized the requirement that the Company must disclose information about the amounts reclassified out of accumulated and other comprehensive income by component. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2012. While the adoption of this guidance impacted the Company’s disclosures, it did not have an impact on the Company’s results of operations or financial condition.

In October 2012, the FASB issued a Technical Corrections and Improvements update which relates to various topics throughout the FASB Codification and provides technical corrections, clarification, and limited-scope improvements. This guidance was effective upon issuance of the update, with the exception of sections that include transition guidance, which become effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In fiscal year 2013 and 2012, the Company did not record any additional amounts of goodwill. In fiscal year 2011, the Company increased the amount of goodwill by $2,667,000, corresponding to the fourth and final earn-out for the period of May 2009 through April 2010, based on achievement of certain earnings thresholds in accordance with the terms of the acquisition agreement. In accordance with the acquisition agreement, this payment was net of $375,000, representing one quarter of the $1.5 million non-refundable prepayment made against future earn-out payments. As of March 31, 2013, $9,232,400 has been recorded as goodwill relating to this acquisition.

Note 4. Property and Equipment

All of the Company’s property and equipment is located in the United States. Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2013	2012

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	21,147,600	19,342,700
Information technology equipment and computer software	21,226,200	21,288,700
Furniture, telephone system, equipment and tooling	7,716,200	7,971,700
	54,830,800	53,343,900
Less accumulated depreciation and amortization	(31,628,800)	(30,438,200)
Property and equipment, net	$23,202,000	$22,905,700

Depreciation and amortization of property and equipment was $4,926,400, $4,747,600 and $4,337,700 for fiscal years 2013, 2012 and 2011, respectively.

Capitalized internally developed computer software, net of accumulated amortization, as of March 31, 2013 and April 1, 2012 was $1,156,800 and $2,029,300, respectively. Amortization expense of capitalized computer software was $1,322,400, $1,667,800 and $1,460,300 for fiscal years 2013, 2012 and 2011, respectively.

Note 5. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 31, 2013 and April 1, 2012 are summarized as follows:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$696,100	$687,500	$696,100	$653,200
Covenants not to compete	377,600	373,900	377,600	355,300
Other	878,500	878,500	878,500	878,500
	1,952,200	1,939,900	1,952,200	1,887,000
Unamortized intangible assets:
Trademarks	850,000	--	850,000	--

Total other intangible assets	$2,802,200	$1,939,900	$2,802,200	$1,887,000

Amortization expense relating to other intangible assets was $53,000 for fiscal year 2013, $97,300 for fiscal year 2012 and $107,500 for fiscal year 2011. At March 31, 2013, amortizable intangible assets have an average remaining life of 0.2 years. Estimated amortization expense for current intangible assets for the next five years is as follows:

Fiscal year:
2014	$12,300

All of the Company’s goodwill is recorded in its Commercial segment. There were no changes in the carrying amount of goodwill for the fiscal years ended March 31, 2013 and April 1, 2012.

Note 6. Borrowings Under Revolving Credit Facility

On May 31, 2007, pursuant to a Credit Agreement, the Company established a revolving credit facility with both Wells Fargo Bank, National Association (formerly Wachovia Bank, National Association) and SunTrust Bank. The facility is unsecured and provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin. The terms of the revolving credit facility require the Company to meet certain financial covenants and ratios and contain other limitations, including certain restrictions on dividend payments. Borrowing availability under the facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. Initially, the maximum borrowing amount under the facility was $50.0 million and it had a term expiring in May 2010.  This credit facility has been amended several times, most recently on December 21, 2012 (the Eighth Modification Amendment).  Currently the credit facility has a maximum borrowing limit of $35.0 million and has a term expiring in May 2014.  The amount of dividend payments allowed to be made by the Company under the Credit Facility is $6.25 million in any 12 month period, not including the onetime special dividend of $0.75 per share of common stock on December 27, 2012, to shareholders of record on December 13, 2012.  The dollar amount of stock repurchases permitted under the term of the credit facility is $30.0 million. Numerous financial covenants have been amended from the original credit facility.  The financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing Term Loan with the same lenders. Accordingly, the each amendment also has the effect of amending the financial covenants applicable to the Term Loan.

The facility provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 2.68%, 2.48% and 2.57% for fiscal years 2013, 2012 and 2011, respectively. Interest expense on this revolving credit facility for fiscal years 2013, 2012 and 2011 totaled $77,400, $112,600 and $136,300, respectively. Average borrowings under this revolving credit facility totaled $2,858,500, $4,411,592 and $5,312,700 and maximum borrowings totaled $18,989,600, $20,118,300 and $18,954,800, for fiscal years 2013, 2012 and 2011, respectively.

As of March 31, 2013 and April 1, 2012, the Company had a zero balance on its revolving credit facility.

The Company was in compliance with the terms and financial covenants applicable to each of the revolving credit facility and term loan facility at the end of fiscal years 2013, 2012 and 2011.

Note 7. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at the initial maturity date, June 30, 2011. On May 20, 2011, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, effective July 1, 2011, to extend the maturity date to July 1, 2016. The other key provisions of the loan remain the same, except that the interest rate adjusted to LIBOR plus 2.00%, from LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 6), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at March 31, 2013 and April 1, 2012 was $2,550,000 and $2,775,000, respectively. The weighted average interest rate on borrowings under this note was 2.21%, 2.48% and 2.53% for fiscal years 2013, 2012 and 2011, respectively. Interest expense under this note was $55,600, $63,500 and $64,200 for fiscal years 2013, 2012 and 2011, respectively.

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At March 13, 2013 and April 1, 2012, the principal balance of this term loan was $158,000 and $182,200, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $3,400, $3,900 and $4,000 for fiscal years 2013, 2012 and 2011 respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 27, 2011, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $110,400. The note was payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note was paid in full during fiscal year 2012. The note bore interest at 3.00% per annum. Interest expense under this note was $1,700 and $6,000 for fiscal years 2012 and 2011, respectively.

As of March 31, 2013, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2014	$249,700
2015	250,200
2016	250,600
2017	1,901,200
2018	26,700
Thereafter	29,600
$2,708,000

Note 8. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2013, 2012 and 2011 totaled $2,907,900, $2,661,400 and $2,789,100, respectively.

The Company entered into an Agreement of Lease, dated November 3, 2003, under which the Company leases office space where the Company’s sales, marketing and administrative offices are located. The Agreement of Lease provided for a term beginning June 1, 2004 and expiring May 31, 2007. On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which among other things, provided for a six month extension, until November 30, 2007, of the lease term provided for under the Agreement of Lease. The Company entered into a Second Amendment of Agreement of Lease, dated May 1, 2007, which among other things, provided for an extension, from November 30, 2007 to December 31, 2012, of the lease term provided for under the Agreement of Lease. On February 15, 2011, the Company entered into a Third Amendment to Agreement of Lease, which among other things, provided for a five year extension, until December 31, 2017, of the lease term provided for under the Agreement of Lease. Under the terms of the Third Amendment, the Company also increased its leased space by approximately 3,800 square feet. On June 4, 2012, the Company entered into a Fourth Amendment to Agreement of Lease and further increased its lease space by approximately 4,800 square feet for a total of 102,200 square feet of rentable area. The new base rental rate ranges from $153,300 to $177,700 per month at the close of the extended term.

On June 1, 2007, the Company entered into a Lease under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, for a term beginning July 1, 2007 and expiring July 31, 2011. On February 28, 2011, the Company entered into an extension of a Lease, which among other things, provided for a three year extension, from August 1, 2011 to July 31, 2014 of the lease term provided for under the Lease. Under the terms of the extension of the Lease, the Company has the ongoing annual option to terminate the Lease. The monthly rental fee ranges from $27,500 to $33,000 throughout the lease term. Additional sales and marketing offices are located in leased office space in San Antonio, Texas.  On September 27, 2012, the Company entered into a Lease under which the Company leases approximately 13,100 square feet of office space in San Antonio, Texas which provided for a lease term from January 1, 2013 to October 31, 2018.  Monthly rent payments range from $14,700 to $16,900.

The Company’s minimum future obligations as of March 31, 2013 under existing operating leases are as follows:

Fiscal year:
2014	$2,811,900
2015	2,338,200
2016	2,191,100
2017	2,255,700
2018	1,787,100
Thereafter	118,500
$11,502,500

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse affect on the Company’s financial condition or results of operations. In addition, from time to time, the Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local income tax returns are currently under examination, except for a Texas income tax audit for the 2008 and 2009 tax years.

Note 9. Business Segments

The Company evaluates its business in two segments – commercial and retail.  The commercial segment includes: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; and (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market.  The retail segment includes: (1) retailers, dealer agents and carriers; and (2) our Major 3PL relationship. The market within the Retail Segment formerly known as “Retailer, dealer agent and Tier 2/3 carrier” market, is changed to “Retailer, dealer agent and carrier” market.  The market within the Retail Segment formerly known as “Tier 1 Carriers” market is changed to “Major 3PL relationship". These changes result in the reclassification of certain revenue and gross profit amounts from the former "Tier 1 Carriers" market to the new "Retailer, dealer agent and carrier" market, and allow for isolation of the reporting for the Company's transitioning Tier 1 carrier business relationship under the new "Major 3PL relationship" heading.  All prior periods have been restated to reflect this change.  The Company’s segments, known as "Commercial" and "Retail", and the total revenue and gross profit within those segments, remain unchanged.

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

The Company does not segregate assets by segments, for internal reporting, for evaluating performance or for allocating capital. The Company has, however, allocated all goodwill and indefinite lived intangible assets to the applicable segments (and reporting units within segments, where applicable) for purposes of its annual impairment tests. The Company’s goodwill relates to acquisitions within its commercial segment.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the fiscal years ended 2013, 2012 and 2011 is as follows (in thousands):

	Year ended March 31, 2013
	Commercial Segment	Retail Segment	Total
Revenues
Public Carriers, Contractors & Program Managers	$111,146	$--	$111,146
Private & Government System Operators	121,313	--	121,313
Commercial Dealers & Resellers	138,737	--	138,737
Retailer, Independent Dealer Agents & Carriers	--	167,895	167,895
Revenue, excluding Major 3PL relationship	371,196	167,895	539,091
Major 3PL relationship	--	213,474	213,474
Total revenues	371,196	381,369	752,565

Gross Profit
Public Carriers, Contractors & Program Managers	24,183	--	24,183
Private & Government System Operators	33,596	--	33,596
Commercial Dealers & Resellers	38,345	--	38,345
Retailer, Independent Dealer Agents & Carriers	--	35,903	35,903
Gross profit, excluding Major 3PL relationship	96,124	35,903	132,027
Major 3PL relationship	--	15,012	15,012
Total gross profit	96,124	50,915	147,039

Directly allocatable expenses	42,821	27,701	70,522
Segment net profit contribution	$53,303	$23,214	76,517
Corporate support expenses			47,523
Income before provision for income taxes			$28,994

	Year ended April 1, 2012
	Commercial Segment	Retail Segment	Total
Revenues
Public Carriers, Contractors & Program Managers	$73,824	$--	$73,824
Private & Government System Operators	129,129	--	129,129
Commercial Dealers & Resellers	125,431	--	125,431
Retailer, Independent Dealer Agents & Carriers	--	153,803	153,803
Revenue, excluding Major 3PL relationship	328,384	153,803	482,187
Major 3PL relationship	--	251,203	251,203
Total revenues	328,384	405,006	733,390

Gross Profit
Public Carriers, Contractors & Program Managers	17,101	--	17,101
Private & Government System Operators	35,860	--	35,860
Commercial Dealers & Resellers	35,393	--	35,393
Retailer, Independent Dealer Agents & Carriers	--	33,421	33,421
Gross profit, excluding Major 3PL relationship	88,354	33,421	121,775
Major 3PL relationship	--	26,881	26,881
Total gross profit	88,354	60,302	148,656

Directly allocatable expenses	41,490	29,963	71,453
Segment net profit contribution	$46,864	$30,339	77,203
Corporate support expenses			50,492
Income before provision for income taxes			$26,711

	Year ended March 27, 2011
	Commercial Segment	Retail Segment	Total
Revenues
Public Carriers, Contractors & Program Managers	$87,010	$--	$87,010
Private & Government System Operators	108,520	--	108,520
Commercial Dealers & Resellers	117,213	--	117,213
Retailer, Independent Dealer Agents & Carriers	--	137,676	137,676
Revenue, excluding Major 3PL relationship	312,743	137,676	450,419
Major 3PL relationship	--	154,800	154,800
Total revenues	312,743	292,476	605,219

Gross Profit
Public Carriers, Contractors & Program Managers	20,139	--	20,139
Private & Government System Operators	28,978	--	28,978
Commercial Dealers & Resellers	31,717	--	31,717
Retailer, Independent Dealer Agents & Carriers	--	29,947	29,947
Gross profit, excluding Major 3PL relationship	80,834	29,947	110,781
Major 3PL relationship	--	22,500	22,500
Total gross profit	80,834	52,447	133,281

Directly allocatable expenses	47,096	31,480	78,576
Segment net profit contribution	$33,738	$20,967	54,705
Corporate support expenses			39,150
Income before provision for income taxes			$15,555

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

Supplemental revenue and gross profit information by product category for the fiscal years 2013, 2012 and 2011 are as follows (in thousands):

	March 31, 2013	April 1, 2012	March 27, 2011
Revenues
Base station infrastructure	$227,510	$196,611	$192,587
Network systems	78,989	75,150	65,180
Installation, test and maintenance	47,766	44,507	46,242
Mobile device accessories	398,300	417,122	301,210
Total revenues	752,565	733,390	605,219

Gross Profit
Base station infrastructure	65,472	61,767	54,513
Network systems	14,887	15,817	12,108
Installation, test and maintenance	11,151	10,365	10,744
Mobile device accessories	55,529	60,707	55,916
Total gross profit	$147,039	$148,656	$133,281

Note 10. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of March 31, 2013, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of March 31, 2013, the Company had purchased 3,505,187 shares for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased, none were purchased in fiscal years 2013 or 2012, and 2,300 shares were repurchased in fiscal year 2011 at an average price of $13.96 per share. As of March 31, 2013, 88,163 shares remained available for repurchase under this program.

 The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2013, 2012, and 2011 the total value of shares withheld for taxes was $2,161,900, $1,888,000, and $1,569,000, respectively.

Note 11. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of comprehensive income is as follows:

	2013	2012	2011

Statutory federal rate	35.0%	35.0%	34.4%
State taxes, net of federal benefit	2.9	2.6	2.1
Non-deductible expenses	0.5	0.5	1.0
Other	0.2	0.4	(1.9)
Effective rate	38.6%	38.5%	35.6%

The provision for income taxes was comprised of the following:

		2013	2012	2011

Federal:	Current	$10,593,200	$8,598,000	$5,493,000
	Deferred	(929,600)	612,500	(581,400)
State:	Current	1,640,400	1,007,700	676,100
	Deferred	(103,500)	55,800	(51,000)
Provision for income taxes		$11,200,500	$10,274,000	$5,536,700

Total deferred tax assets and deferred tax liabilities as of March 31, 2013 and April 1, 2012, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:
Deferred compensation	$1,448,900	$1,571,700
Accrued vacation	435,400	416,600
Deferred rent	1,070,000	941,700
Allowance for doubtful accounts	448,800	312,800
Inventory reserves	1,254,000	1,126,200
Sales tax reserves	618,300	646,400
Other assets	951,900	546,100
Total deferred tax assets	$6,227,300	$5,561,500

Deferred tax liabilities:
Depreciation and amortization	$3,373,100	$3,773,000
Accrued compensation	--	320,400
Prepaid expenses	429,100	422,500
Other liabilities	149,600	154,000
Total deferred tax liabilities	$3,951,800	$4,669,900

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 31, 2013 or April 1, 2012.

As of March 31, 2013, the gross amount of unrecognized tax benefits was $631,100 ($416,500 net of federal benefit). As of April 1, 2012, the Company had gross unrecognized tax benefits of $561,600 ($370,600 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of comprehensive income for fiscal year 2013 was $71,280 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of March 31, 2013 was $309,000 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of comprehensive income for fiscal year 2012 was $33,500 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of April 1, 2012 was $236,600 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of comprehensive income for fiscal year 2011 was $59,000 (net of federal benefit) and the total amount included in the consolidated balance sheet as of March 27, 2011 was $203,100 (net of federal benefit).

As of March 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $725,500. The company does not expect any material changes in unrecognized tax benefits over the next 12 months.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, net of interest, is as follows:

	2013	2012	2011
Beginning balance of unrecognized tax benefit	$561,600	$453,800	$696,000
Increases related to prior period tax positions	--	--	92,200
Increases related to current period tax positions	69,500	107,800	--
Reductions as a result of a lapse in the applicable statute of limitations	--	--	(334,400)

Ending balance of unrecognized tax benefits	$631,100	$561,600	$453,800

The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2008 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination, except for a Texas income tax audit for the 2008 and 2009 tax years. Certain income tax returns for fiscal years 2009 through 2011 remain open to examination by U.S. federal, state and local tax authorities.

Note 12. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $610,700, $505,900 and $610,000 during fiscal years 2013, 2012 and 2011, respectively. As of March 31, 2013 plan assets included 137,555 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $1,282,200 and $983,300, respectively, as of March 31, 2013 and $1,021,600 and $912,000, respectively, as of April 1, 2013 are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Note 13. Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
	2013	2012	2011
Earnings per share – Basic:
Net earnings	$17,794	$16,437	$10,018
Less: Distributed and undistributed earnings allocated to nonvested stock	(200)	(239)	(180)
Earnings available to common shareholders – Basic	$17,594	$16,198	$9,838

Weighted average common shares outstanding – Basic	7,929	7,639	7,394

Earnings per common share – Basic	$2.22	$2.12	$1.33

Earnings per share – Diluted:
Net earnings	$17,794	$16,437	$10,018
Less: Distributed and undistributed earnings allocated to nonvested stock	(197)	(231)	(174)
Earnings available to common shareholders – Diluted	$17,597	$16,206	$9,844

Weighted average common shares outstanding – Basic	7,929	7,639	7,394
Effect of dilutive options	271	356	362
Weighted average common shares outstanding – Diluted	8,200	7,995	7,756

Earnings per common share – Diluted	$2.15	$2.03	$1.27

As of March 31, 2013 and April 1, 2012, there were no stock options with respect to shares of common stock outstanding.

As of March 27, 2011, stock options with respect to 135,000 shares of common stock were outstanding. There were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. The remaining stock options, Performance Stock Units and Restricted Stock then outstanding were dilutive and therefore included in the computation of dilutive earnings per share.

Note 14. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011 includes $2,536,800, $2,928,200 and $2,274,000, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011 includes $979,800, $1,127,400 and $809,500, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 21, 2011, the Company’s shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 690,000 shares, from 2,638,125 to an aggregate of 3,553,125 shares of the Company's common stock. As of March 31, 2013, 536,303 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2013 fiscal year end, on May 14, 2013, based on fiscal 2013 results, 35,127 shares related to Performance Stock Units (PSUs) were canceled, and as a result, these shares were made available for future grants. Also in May 2013, additional PSUs and restricted stock awards were issued providing recipients with the opportunity to earn up to 109,000 and 15,000 additional shares, respectively of the Company’s common Stock in aggregate. Accordingly, on May 14, 2013, an aggregate of 447,430 shares were available for issue pursuant to future awards. On July 21, 2011, the Company’s shareholders also approved an amendment to extend the date through which awards may be granted under the 1994 Plan from July 22, 2014 to July 21, 2016. No additional awards can be made under the 1994 Plan after July 21, 2016, without shareholder approval of an extension of the plan term. Options, restricted stock and PSU awards have been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

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

The following table summarizes the activity under the Company’s PSU program for fiscal years 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted-Average Fair Value at Grant
Outstanding, non-vested beginning of period	604,844	$9.81	696,089	$10.15	679,627	$6.75
Granted	156,200	19.31	260,000	10.97	274,500	16.00
Vested	(288,765)	8.64	(201,546)	8.20	(238,163)	7.24
Forfeited/canceled	(16,300)	17.69	(149,699)	15.55	(19,875)	9.42
Outstanding, non-vested end of period	455,979	$12.77	604,844	$9.81	696,089	$10.15

As of March 31, 2013, there was approximately $2.5 million of total unrecognized compensation cost, net of forfeitures, related to PSUs. These costs are expected to be recognized over a weighted average period of 2.7 years.  Total fair value of shares vested during fiscal years 2013, 2012 and 2011 was $6,304,300, $2,191,500 and $3,639,100, respectively.

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

Of the outstanding PSUs covering 455,979 non-vested shares as of March 31, 2013 PSUs covering 35,127 shares were cancelled in May 2013, based on fiscal year 2013 activity. These PSUs were cancelled primarily because individual performance targets for certain non-director employee participants did not fully reach the target performance set forth in the PSU grants for fiscal year 2013. The remaining 420,852 shares have been earned based on past performance, but not yet vested as of March 31, 2013. Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest and be paid on or about May 1 of 2013, 2014, 2015 and 2016, as follows:

Number of Shares
2013	198,130
2014	112,401
2015	83,451
2016	26,870
420,852

Subsequent to the Company’s 2013 fiscal year end, on May 14, 2013, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 109,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2014. These PSUs have only one measurement year (fiscal year 2014), with any shares earned at the end of fiscal year 2014 to vest 25% on or about each of May 1 of 2014, 2015, 2016 and 2017, provided that the participant remains employed by or affiliated with the Company on each such date.

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

There were no options granted during fiscal years 2013, 2012 and 2011. There were no options exercised during fiscal 2013. The total intrinsic value of options exercised during fiscal years 2012 and 2011 was $2,087,800 and $299,300, respectively.

As of March 31, 2013, there was no unrecognized compensation costs related to stock options.

Restricted Stock: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. On both March 31, 2013 and April 1, 2012, 22,500 shares of restricted stock were released and vested. As of March 31, 2013, there were 67,500 unvested shares and approximately $0.5 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately three years.

On April 25, 2011, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 36,000 restricted stock awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These restricted stock awards  will vest and be issued 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 31, 2013, there was approximately $0.2 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately two years.

On May 3, 2012, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 20,100 restricted stock awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These restricted stock awards  will vest and be issued 25% on or about each of May 1 of 2013, 2014, 2015 and 2016, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 31, 2013, there was approximately $0.3 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately three years.

Subsequent to the Company’s 2013 fiscal year end, on May 14, 2013, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 15,000 restricted stock awards to non-employee directors of the Company with the exception of Daniel Okrent who is retiring from the Board of Directors after his current term ends in July 2013.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These restricted stock awards will vest and be issued 25% on or about each of May 1 of 2014, 2015, 2016 and 2017, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Compensation expense on restricted stock is measured using the grant date price, net of the present value of dividends expected to be paid on TESSCO common stock before the RSU vests.

Team Member Stock Purchase Plan: During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. The Company's expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with the FASB standard on employee share purchase plans. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011 related to the FASB standard were $59,400, $47,800 and $51,200, respectively. During the fiscal years ended March 31, 2013, April 1, 2012 and March 27, 2011, 11,009, 12,503 and 16,662 shares were sold to employees under this plan, having a weighted average market value of $15.80, $11.18 and $8.95, respectively.

Note 15. Fair Value of Financial Instruments

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

As of March 31, 2013 and April 1, 2012, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of March 31, 2013 and April 1, 2012 due to their short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of March 31, 2013 and April 1, 2012 is estimated as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$2,550,000	$2,361,500	$2,775,000	$2,517,000
Note payable to Baltimore County	$158,000	$145,300	$182,200	$165,000

Note 16. Supplemental Cash Flow Information

Cash paid for income taxes, net of refunds, for fiscal years 2013, 2012 and 2011 totaled $11,847,300, $8,191,500 and $5,183,700 respectively. Cash paid for interest during fiscal years 2013, 2012 and 2011 totaled $208,300, $311,500 and $427,700, respectively. No interest was capitalized during fiscal years 2013, 2012 and 2011.

Note 17. Concentration of Risk

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2013, 2012 and 2011, sales of products purchased from the Company's top ten vendors accounted for 42%, 43% and 40% of total revenues, respectively. In fiscal year 2013, 2012 and 2011, sales of product purchased from the Company’s largest vendor, Otter Products LLC, a significant portion of which are sold to the Company’s largest customer AT&T Mobility, accounted for approximately 9%, 17% and 13% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or vendor relationships. For fiscal years 2013, 2012 and 2011, sales of products to the Company's top ten customer relationships accounted for 39%, 45% and 37% of total revenues, respectively. In fiscal years 2013, 2012 and 2011, sales to the Company’s top customer relationship, AT&T Mobility, a top tier cellular carrier purchasing phone accessories classified in the Retail segment, accounted for approximately 30%, 36% and 28% of total revenues, respectively.

In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us beginning in the second quarter of our fiscal 2013. As of the close of our fiscal 2013 this business has fully transitioned.

Note 18. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 31, 2013 and April 1, 2012 is presented in the table below:

	Fiscal Year 2013 Quarters Ended				Fiscal Year 2012 Quarters Ended
	Mar. 31, 2013	Dec. 30, 2012	Sept. 20, 2012	Jul. 1, 2012	Apr. 1, 2012	Dec. 25, 2011	Sept. 25, 2011	Jun. 26, 2011

Revenues	$158,449,800	$204,458,700	$197,238,300	$192,418,200	$194,787,400	$226,250,100	$148,837,400	$163,515,000
Cost of goods sold	124,498,600	165,488,900	158,613,300	156,925,000	156,798,300	186,773,300	114,847,500	126,314,600
Gross profit	33,951,200	38,969,800	38,625,000	35,493,200	37,989,100	39,476,800	33,989,900	37,200,400
Selling, general and administrative expenses	29,144,900	30,226,300	29,887,000	28,562,400	32,221,100	31,596,300	28,159,900	29,675,100
Income from operations	4,806,300	8,743,500	8,738,000	6,930,800	5,768,000	7,880,500	5,830,000	7,525,300
Interest, net	141,100	13,700	12,000	57,400	41,000	73,500	72,900	105,500
Income before provision for income taxes	4,665,200	8,729,800	8,726,000	6,873,400	5,727,000	7,807,000	5,757,100	7,419,800
Provision income taxes	1,745,400	3,331,100	3,457,100	2,666,900	2,178,100	3,033,400	2,216,900	2,845,600
Net income	$2,919,800	$5,398,700	$5,268,900	$4,206,500	$3,548,900	$4,773,600	$3,540,200	$4,574,200
Diluted earnings per share	$0.35	$0.65	$0.64	$0.51	$0.43	$0.59	$0.44	$0.57
Cash dividends declared per common share	$0.18	$0.93	$0.18	$0.18	$0.15	$0.15	$0.15	$0.10
Comprehensive income	$2,919,800	$5,398,700	$5,268,900	$4,206,500	$3,548,900	$4,773,600	$3,543,300	$4,595,700

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 31, 2013 and April 1, 2012, and the related consolidated statements of comprehensive income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 31, 2013 and April 1, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2013 expressed an unqualified opinion thereon.

Baltimore, Maryland

May 29, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our chief executive officer, who is our principal executive officer, and who also performs the function of or similar to that of principal financial officer, has evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and has concluded that the system is effective.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TESSCO Technologies Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TESSCO Technologies Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 31, 2013 and April 1, 2012, and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 2013 of TESSCO Technologies Incorporated and subsidiaries and our report dated May 29, 2013 expressed an unqualified opinion thereon.

Baltimore, Maryland
May 29, 2013

Item 9B. Other Information.

None.

Part III

Items 10, 11, 12, 13 and 14.

The information with respect to the identity and business experience of executive officers of the Company as required to be included in Item 10 to this Form 10-K is set forth in Part I of this Form 10-K. The information otherwise required by Items 10 through 14 will be contained in a definitive proxy statement for our Annual Meeting of Shareholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G (3) to Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 31, 2013 and April 1, 2012
Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2013; April 1, 2012 and March 27, 2011
Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 31, 2013; April 1, 2012 and March 27, 2011
Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013; April 1, 2012 and March 27, 2011
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

10.7.15
Eighth Modification Agreement dated as of December 21, 2012, by and among the Registrant and certain subsidiaries, as borrowers, and SunTrust Bank and Wells Fargo Bank, national Association, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K filed on December 26, 2012).

10.7.16
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

10.7.17
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

10.10.1
Form of Severance and Restrictive Covenant Agreement, dated February 9, 2009, and entered into between the Company and each of Gerald T. Garland, Douglas A. Rein, and Said Tofighi (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 2010).

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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Annual Report on Form 10-K for the year ended March 31, 2013 formatted in XBRL: (i) Consolidated Statement of Income for the years ended March 31, 2013, April 1, 2012 and March 27, 2011; (ii) Consolidated Balance Sheet at March 31, 2013 and April 1, 2012; (iii)  Consolidated Statement of Cash Flows for the years March 31, 2013 and April 1, 2012; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$998,800	$1,616,500	$1,516,600
Provision for bad debts	1,197,300	458,700	1,050,500
Write-offs and other adjustments	(921,400)	(1,076,400)	(950,600)
Balance, end of period	$1,274,700	$998,800	$1,616,500

	2013	2012	2011
Inventory Reserve:
Balance, beginning of period	$3,268,900	$4,183,200	$3,461,700
Inventory reserve expense	2,581,200	3,494,800	4,759,000
Write-offs and other adjustments	(2,513,400)	(4,409,100)	(4,037,500)
Balance, end of period	$3,336,700	$3,268,900	$4,183,200

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President May 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer and performing the function of or similar to that of principal financial officer)	May 29, 2013
Robert B. Barnhill, Jr.
/s/ Aric Spitulnik	Vice President and Controller (principal accounting officer)	May 29, 2013
Aric Spitulnik
/s/ Jay G. Baitler	Director	May 29, 2013
Jay G. Baitler
/s/ John D. Beletic	Director	May 29, 2013
John D. Beletic
/s/ Benn R. Konsynski	Director	May 29, 2013
Benn R. Konsynski
/s/ Daniel Okrent	Director	May 29, 2013
Daniel Okrent
/s/ Dennis J. Shaughnessy	Director	May 29, 2013
Dennis J. Shaughnessy
/s/ Morton F. Zifferer	Director	May 29, 2013
Morton F. Zifferer