Form 10-K/A
period 2013-03-31
TESSCO TECHNOLOGIES INC
filed 2013-05-31
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Explanatory Statement

The purpose of this Amendment to Annual Report on Form 10-K for the fiscal year ended March 31, 2013, originally filed with the Securities and Exchange Commission on May 29, 2013 is to affix to the as-filed document the conformed signature of Ernst & Young LLP on the reports dated May 29, 2013, with respect to the consolidated financial statements and schedules of the Registrant and its subsidiaries, and the effectiveness of internal control over financial reporting of the Registrant and its subsidiaries, included therein, and on the Consent of Independent Registered Public Accountant, dated May 29, 2013, filed as Exhibit 23.1.1 thereto, which signatures were inadvertently omitted from the Form 10-K as originally filed, and to correct formatting and certain cross-references in the Exhibit Index.

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

10.7.4
Joinder, Assumption and Third Modification Agreement, dated as of May 20, 2011, by and among the Registrant, various affiliates of the Registrant and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.7.4 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 24, 2011).

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

10.7.12
Joinder, Assumption and Fifth Modification Agreement, made effective May 20, 2011, to Credit Agreement dated as of May 31, 2007, by and among the Registrant and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.7.12 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 27, 2011).

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

11.1.1*	Statement re: Computation of Per Share Earnings
21.1.1*	Subsidiaries of the Registrant
23.1.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1.1*	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer
32.1.1*	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer
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
Robert B. Barnhill, Jr., President May 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer and performing the function of or similar to that of principal financial officer)	May 31, 2013
Robert B. Barnhill, Jr.
/s/ Aric Spitulnik	Vice President and Controller (principal accounting officer)	May 31, 2013
Aric Spitulnik
/s/ Jay G. Baitler	Director	May 31, 2013
Jay G. Baitler
/s/ John D. Beletic	Director	May 31, 2013
John D. Beletic
/s/ Benn R. Konsynski	Director	May 31, 2013
Benn R. Konsynski
/s/ Daniel Okrent	Director	May 31, 2013
Daniel Okrent
/s/ Dennis J. Shaughnessy	Director	May 31, 2013
Dennis J. Shaughnessy
/s/ Morton F. Zifferer	Director	May 31, 2013
Morton F. Zifferer