Form 10-Q
period 2013-06-30
TESSCO TECHNOLOGIES INC
filed 2013-08-06
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 or
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
Yes ☐           No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2013, was 8,222,565.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$377,700	$4,468,000
Trade accounts receivable, net	80,843,600	82,177,600
Product inventory, net	66,462,300	60,913,600
Deferred tax assets	6,206,800	6,227,300
Prepaid expenses and other current assets	3,292,700	3,482,300
Total current assets	157,183,100	157,268,800

Property and equipment, net	22,903,800	23,202,000
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,132,200	2,144,500
Total assets	$193,903,800	$194,300,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$59,368,500	$65,209,300
Payroll, benefits and taxes	5,410,000	11,678,500
Income and sales tax liabilities	2,193,300	2,530,700
Accrued expenses and other current liabilities	1,089,100	1,048,900
Revolving line of credit	9,145,000	--
Current portion of long-term debt	249,800	249,700
Total current liabilities	77,455,700	80,717,100

Deferred tax liabilities	3,951,800	3,951,800
Long-term debt, net of current portion	2,395,800	2,458,300
Other long-term liabilities	4,194,700	4,370,200
Total liabilities	87,998,000	91,497,400

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,578,313 shares issued and 8,139,298 shares outstanding as of June 30, 2013, and 13,362,398 shares issued and 7,987,900 shares outstanding as of March 31, 2013	93,700	91,500
Additional paid-in capital	52,146,500	50,481,600
Treasury stock, at cost, shares 5,439,015 outstanding as of June 30, 2013 and 5,374,498 shares outstanding as of March 31, 2013	(49,816,400)	(48,438,300)
Retained earnings	103,482,000	100,667,800
Total shareholders’ equity	105,905,800	102,802,600
Total liabilities and shareholders’ equity	$193,903,800	$194,300,000

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended
	June 30, 3013	July 1, 2012

Revenues	$144,108,800	$192,418,200
Cost of goods sold	108,670,900	156,925,000
Gross profit	35,437,900	35,493,200
Selling, general and administrative expenses	28,474,100	28,562,400
Income from operations	6,963,800	6,930,800
Interest, net	54,600	57,400
Income before provision for income taxes	6,909,200	6,873,400
Provision for income taxes	2,617,000	2,666,900
Net income	$4,292,200	$4,206,500
Basic earnings per share	$0.53	$0.53
Diluted earnings per share	$0.51	$0.51

Cash dividends declared per common share	$0.18	$0.18

See accompanying notes.

TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 30, 2013	July 1, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,292,200	$4,206,500
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,212,900	1,247,800
Non-cash stock-based compensation expense	579,900	337,800
Deferred income taxes and other	(154,900)	(111,200)
Change in trade accounts receivable	1,334,000	(8,322,200)
Change in product inventory	(5,548,700)	(4,254,700)
Change in prepaid expenses and other current assets	189,600	(1,623,900)
Change in trade accounts payable	(5,840,800)	20,024,700
Change in payroll, benefits and taxes	(6,268,500)	(12,218,200)
Change in income and sales tax liabilities	(337,400)	(1,712,400)
Change in accrued expenses and other current liabilities	122,900	104,400
Net cash used in operating activities	(10,418,800)	(2,321,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(902,500)	(456,400)
Net cash used in investing activities	(902,500)	(456,400)

CASHFLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	9,145,000	--
Payments on long-term debt	(62,400)	(62,300)
Cash dividends paid	(1,478,000)	(1,444,200)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(1,378,100)	(1,799,000)
Excess tax benefit from stock-based compensation	1,004,500	2,140,200
Net cash provided by (used in) financing activities	7,231,000	(1,165,300)

Net decrease in cash and cash equivalents	(4,090,300)	(3,943,100)

CASH AND CASH EQUIVALENTS, beginning of period	4,468,000	18,211,600

CASH AND CASH EQUIVALENTS, end of period	$377,700	$14,268,500

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

Note 2. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the three months ended June 30, 2013 and July 1, 2012 include $579,900 and $337,800, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $1,004,500 and $2,140,200, primarily related to the PSUs which vested during the three months ended June 30, 2013 and July 1, 2012, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal 2014:

	Three Months Ended June 30, 2013	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	455,979	$12.77
PSU’s Granted	109,000	19.58
PSU’s Vested	(198,130)	10.20
PSU’s Forfeited/Cancelled	(35,127)	19.31
Unvested shares available for issue under outstanding PSUs, end of period	331,722	$15.85

Of the 331,722 shares available for issuance under outstanding PSUs but not yet vested as of June 30, 2013, 222,722  shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following fiscal years.

During fiscal 2014, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key employees, providing them with the opportunity to earn up to 109,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have a one year measurement period (fiscal 2014), with any shares earned at the end of fiscal 2014 to vest and be issued ratably on or about May 1 of each of 2014, 2015, 2016 and 2017, provided that the respective participants remain employed by the Company on each such date.

The PSUs cancelled during fiscal 2014 related to the fiscal 2013 grant of PSUs, which had a one year measurement period (fiscal 2013). The PSUs were cancelled because the applicable fiscal 2013 performance targets were not fully satisfied. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

If the maximum number of PSUs granted in fiscal 2014 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSU’s would be approximately $3.5 million, net of estimated forfeitures, as of June 30, 2013, and would be expensed through fiscal 2017. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Restricted Stock: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56. As of June 30, 2013, 67,500 shares remained unvested, and there was no activity related to these restricted shares during the first three months of fiscal 2014. As of June 30, 2013, there was approximately $0.7 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

On April 25, 2011, May 3, 2012 and May 14, 2013 an aggregate of 36,000, 20,100, and 15,000, restricted stock awards, respectively, were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of June 30, 2013, there was approximately $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards.

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

Note 3. Fair Value of Financial Instruments

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

The Company had no assets and liabilities recorded at fair value as of June 30, 2013 or as of March 31, 2013.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 30, 2013 and March 31, 2013 due to their short term nature. Additionally, the fair value of the current outstanding balance on our revolving debt facility approximates the carrying value as of June 30, 2013 due to its short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of June 30, 2013 and March 31, 2013 is estimated as follows:

	June 30, 2013		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,493,700	$2,321,700	$2,550,000	$2,361,500
Note payable to Baltimore County	$151,900	$140,200	$158,000	$145,300

Note 4. Income Taxes

As of June 30, 2013, the Company had a gross amount of unrecognized tax benefits of $568,800 ($369,700 net of federal benefit).  As of March 31, 2013, the Company had a gross amount of unrecognized tax benefits of $631,100 ($416,500 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of our fiscal 2014 was a benefit of $22,100 (net of federal benefit) due to the expiration of a statute of limitations relating to an uncertain tax position. The cumulative amount included in the consolidated balance sheet as of June 30, 2013 was $291,400 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of our fiscal 2013 was $17,800 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of March 31, 2013 was $309,000 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, net of interest is as follows:

Beginning balance at March 31, 2013 of unrecognized tax benefit	$631,100
Reversal related to statute expiration	(67,400)
Increases related to current period tax positions	5,100
Ending balance at June 30, 2013 of unrecognized tax benefits	$568,800

Note 5. Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2013	July 1, 2012
Earnings per share – Basic:
Net earnings	$4,292	$4,207
Less: Distributed and undistributed earnings allocated to nonvested stock	(35)	(48)
Earnings available to common shareholders – Basic	$4,257	$4,159

Weighted average common shares outstanding – Basic	8,069	7,867

Earnings per common share – Basic	$0.53	$0.53

Earnings per share – Diluted:
Net earnings	$4,292	$4,207
Less: Distributed and undistributed earnings allocated to nonvested stock	(35)	(47)
Earnings available to common shareholders – Diluted	$4,257	$4,160

Weighted average common shares outstanding – Basic	8,069	7,867
Effect of dilutive options	248	373
Weighted average common shares outstanding – Diluted	8,317	8,240

Earnings per common share – Diluted	$0.51	$0.51

Anti-dilutive equity awards not included above	--	--

Note 6. Business Segments

Beginning in the first quarter of fiscal year 2014, the Company modified the structure of its internal organization, so that all sales operations report to one individual and to streamline its operations. Each of the Company’s products lines are sold to each of its customer markets; assets are not segmented; and support resources are shared between all sales teams.  As a result of this modification, the Company concluded that changes to its reportable segments were warranted. The Company now evaluates its business in one segment as the chief decision maker primarily reviews results as one unit. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer market units:  (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market;  (4) retailers, dealer agents and carriers; and (5) our Major 3PL relationship that was fully transitioned at the end of fiscal year 2013. All prior periods have been restated to reflect this change.

The Company evaluates revenue, gross profit, net profit contribution and income before provision for income taxes.  Net profit contribution is defined as gross profit less any expenses that can be directly attributed.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses include administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

Certain cost of sales and other applicable expenses have been allocated to each market unit based on a percentage of revenues and/or gross profit, where appropriate.

Market unit activity for the first quarter of fiscal years 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	June 30, 2013	July 1, 2012
Revenues
Public Carriers, Contractors & Program Managers	$37,383	$20,018
Private & Government System Operators	27,893	29,600
Commercial Dealers & Resellers	36,044	31,608
Retailer, Independent Dealer Agents & Carriers	42,789	41,190
Revenue, excluding Major 3PL relationship	144,109	122,416
Major 3PL relationship	--	70,002
Total revenues	144,109	192,418

Gross Profit
Public Carriers, Contractors & Program Managers	7,894	4,458
Private & Government System Operators	7,801	8,153
Commercial Dealers & Resellers	10,247	8,798
Retailer, Independent Dealer Agents & Carriers	9,496	8,686
Gross profit, excluding Major 3PL relationship	35,438	30,095
Major 3PL relationship	--	5,398
Total gross profit	35,438	35,493

Direct expenses	17,615	17,257
Segment net profit contribution	17,823	18,236
Corporate support expenses	10,914	11,363
Income before provision for income taxes	$6,909	$6,873

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

•
Mobile device accessories include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2014 and 2013 are as follows (in thousands):

	Three months ended June 30, 2013	Three months ended July 1, 2012
Revenues
Base station infrastructure	$69,541	$49,146
Network systems	19,063	17,736
Installation, test and maintenance	9,762	10,640
Mobile device accessories	45,743	114,896
Total revenues	$144,109	192,418

Gross Profit
Base station infrastructure	$18,889	$14,404
Network systems	3,818	3,658
Installation, test and maintenance	2,350	2,540
Mobile device accessories	10,381	14,891
Total gross profit	$35,438	$35,493

Note 7. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of June 30, 2013, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of June 30, 2013, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, none were purchased during fiscal 2013 or the first three months of fiscal 2014. As of June 30, 2013, 88,163 shares remained available for repurchase under this program.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended June 30, 2013 and July 1, 2012 the allocated value of the shares withheld totaled $1,378,100 and $1,799,000, respectively.

Note 8. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter ended June 30, 2014, no customer accounted for more than 6% of total consolidated revenues. For the fiscal quarter ended July 1, 2013, sales of products to AT&T Mobility Inc. (“AT&T”), accounted for 38% of total revenue. In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us beginning in the second quarter of our fiscal 2013. As of the close of our fiscal 2013, this business was fully transitioned.

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

We evaluate our business as one segment.  However, we also report revenue and gross profit by the following market units: (1) public carriers, contractors and program managers; (2) private and government system operators; (3) commercial dealers and resellers; (4) retailers, independent dealer agents and carriers, and (5) our Major 3PL relationship that was fully transitioned at the completion of fiscal 2013.

We offer a wide range of products that are classified into four product categories: base station infrastructure; network systems; installation, test and maintenance; and mobile device accessories. Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and Internet networks. We have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile device accessories include cellular phone and data device accessories.

As discussed above, our Major 3PL relationship with AT&T Mobility (AT&T) was fully transitioned during the fourth quarter of fiscal year 2013.  This relationship produced large revenues, but at much lower gross margins than our remaining business.  As a result, we experienced and we will most likely continue to experience for the next two quarters, a year over year decline in quarterly overall revenues.  However, due to an 18% increase in non 3PL revenues, year over year, gross profit remained at approximately the same level for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.  Selling, general and administrative expenses decreased by 0.3% over the prior year quarter. As a result, net income increased by 2.0% and diluted earnings per share remained constant compared to the prior-year quarter.

We believe that the recent revenue growth in our core business (which we define as our overall business excluding sales to our recently transitioned Major 3PL retail store supply chain relationship) has been, and we expect that it will continue to be, largely driven by the growth in consumer demand for wireless devices generally.  We expect this to drive opportunities for the sale of mobile device accessories as well as to augment the demand for network build outs. We have seen the impact of these build-outs, as evidenced by very strong growth in our public system operators and contractors and program managers market in the past year. We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. Because of the nature of our business,   we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and expect that we will continue to be so affected in the future. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 375 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Results of Operations
First Quarter of Fiscal Year 2014 Compared with First Quarter of Fiscal Year 2013

Total Revenues. Revenues for the first quarter of fiscal 2014 decreased 25.1% as compared with the first quarter of fiscal 2013, largely due to the completed transition, prior to the beginning of the first quarter of fiscal 2014, of our Major 3PL retail store supply chain relationship. Excluding the transitioned 3PL relationship, our revenues grew by 17.7% as compared to the first quarter of fiscal 2013.  The public system operators, contractors and program managers market grew revenues by 86.7%. This growth was primarily driven by a need by our customers to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 14.0%. Revenue within the private and government system operators markets declined 5.8% due to economic uncertainties as well as government spending cuts. Revenues in our retailers, independent dealer agents and carriers market increased in the first quarter of fiscal 2014 as compared to the same period last year by 3.9%, as a result of increased sales to independent agents and dealers.

Total Gross Profit. Gross profit for the first quarter of fiscal 2014 decreased by 0.2% as compared with the first quarter of fiscal 2013. This decrease reflects a reduction in gross profit due to our fully transitioned 3PL retail store supply chain relationship, which was offset by a 17.8% increase in gross profit in our other markets. This increase was driven primarily by a 77.1% increase in our public system operators, contractors, and program managers market, as well as a 16.5% increase in our commercial dealers and resellers market.  Overall gross profit margin increased to 24.6%, compared to 18.4% for the same period last year, primarily driven by the absence of the lower margin sales related to the transitioned 3PL relationship.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $0.1 million in the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013. Selling, general and administrative expenses as a percentage of revenues increased to 19.8% in the first quarter of fiscal 2014, from 14.8% in the first quarter of fiscal 2013, primarily as a result of the reduction in revenues related to the transitioned 3PL relationship.

Compensation expense increased by $0.9 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, primarily due to increased variable sales compensation expenses coupled with higher business generation investments.

Marketing expense decreased by $0.8 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, primarily due to a decrease in 3PL market development expenses, which were completely variable to sales.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $144,000 and $214,900 for the first quarter ended June 30, 3013 and July 1, 2012, respectively.

Interest, Net. Net interest expense decreased slightly from $57,400 in the first quarter of fiscal 2013 to $54,600 in the first quarter of fiscal 2014.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 38.8% in the first quarter of fiscal 2013 to 37.9% in the first quarter of fiscal 2014, primarily due to the expiration of a statute of limitations relating to an uncertain tax position. As a result of the factors discussed above, net income for the first quarter of fiscal 2014 increased 2.0% and diluted earnings per share did not change from the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended June 30, 2013 and July 1, 2012:

	Three Months Ended
	June 30, 2013	July 1, 2012
Cash flows used in operating activities	$(10,418,800)	$(2,321,400)
Cash flows used in investing activities	(902,500)	(456,400)
Cash flows provided by (used in) financing activities	7,231,000	(1,165,300)
Net decrease in cash and cash equivalents	$(4,090,300)	$(3,943,100)

We used $10.4 million of net cash from operating activities in the first three months of fiscal 2014 compared with $2.3 million used in the first three months of fiscal 2013. In the first three months of fiscal 2014, our cash used in operating activities was primarily driven by increases in inventory and decreases in trade accounts payable as well as a decrease in payroll, benefits and taxes, partially offset by net income (net of depreciation and amortization and non-cash stock-based compensation expense) plus a decrease in accounts receivable. The increase in inventory is to support the increased builds we are seeing in the public system operator, contractor and program manager market. The decrease in accounts payable is related to the timing of inventory payments, including the utilization of our revolving line of credit to take advantage of early pay discounts. The decrease in payroll, benefits and taxes is due to the payment of our annual bonuses.

Net cash used in investing activities due to capital expenditures of $0.9 million in the first three months of fiscal 2014 were up from expenditures of $0.5 million in the first three months of fiscal 2013. In both periods, capital expenditures were largely comprised of investments in information technology.

Net cash provided by financing activities was $7.2 million for the first three months of fiscal 2014 compared to a net cash outflow from financing activities of $1.2 million for the first three months of fiscal 2013.  For the first three months of fiscal 2014, our cash inflow was driven by net borrowings on our revolving line of credit partially offset by cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation. For the first three months of  fiscal 2013, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of June 30, 2013, we had a $9.1 million balance outstanding on our $35.0 million revolving credit facility; therefore, we had $25.9 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants referenced above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013.  This term was further extended to May 31, 2014 by the Eighth Modification Agreement dated December 21, 2012. On November 30, 2012, we entered in to a Seventh Modification Agreement to allow for a special dividend paid during fiscal 2013.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007) and allows for the payment of up to $6.25 million of dividends in any 12 month period. As of June 30, 2013, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. Effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.  As of June 30, 2013, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.5 million as of June 30, 2013.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At June 30, 2013, the principal balance of this term loan was $151,900.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  The initial amount of the dividend (after the effect of stock splits) was $0.067 per share through the fourth quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts increasing from time to time, most recently at $0.18 per share in June 2013. On July 24, 2014, we again declared a quarterly cash dividend in the amount of $0.18 per share, payable on August 21, 2013 to holders of record as of August 7, 2013. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 30, 2013, we do not have any material capital expenditure commitments.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.5 million at June 30, 2013, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on June 30, 2013 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U. S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 4. Controls and Procedures.

In connection with the filing of this quarterly report, the Company’s Chief Executive Officer (CEO), who is its principal executive officer, also performed the function of or similar to that of principal financial officer. It is anticipated that the Company’s CEO will continue to perform the function of or similar to that of the principal financial officer, until such time as a Chief Financial Officer is named and assumes such function. The Company’s management, with the participation of the CEO (in his capacity as such and while performing the function of or similar to that of principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this quarterly report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, the Company’s management, including the CEO (in his capacity as such and while performing the function of or similar to that of principal financial officer), and the Principal Accounting Officer has concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of June 30, 2013, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the first quarter of fiscal 2014, the Company did not repurchase any shares of its common stock pursuant to this program. As of June 30, 2013, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of June 30, 2013, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. Until December 30, 2011, our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limited to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward.  Effective December 30, 2011, this limit was increased from $25.0 million to $30.0 million.  As of June 30, 2013, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

 Item 6. Exhibits.

(a)	Exhibits:

10.1	Form of Restricted Stock Unit Award (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2013).

31.1.1*	Certification required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.1*	Certification of periodic report Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Statement of Income and Income for the three months ended June 30, 2013 and July 1, 2012; (ii) Consolidated Balance Sheet at June 30, 2013 and March 31, 2013; (iii)  Consolidated Statement of Cash Flows for the three months ended June 31, 2013 and July 1, 2012; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date:	August 6, 2013	By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr.
Chief Executive Officer (principal executive officer and performing the function of or similar to that of principal financial officer)
		By:	/s/ Aric Spitulnik Aric Spitulnik Principal Accounting Officer