Form 10-Q
period 2013-09-29
TESSCO TECHNOLOGIES INC
filed 2013-11-08
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

or

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
Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 30, 2013, was 8,230,450.

TESSCO TECHNOLOGIES INCORPORATED

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Balance Sheets

	September 29, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,230,500	$4,468,000
Trade accounts receivable, net	75,059,700	82,177,600
Product inventory, net	66,221,700	60,913,600
Deferred tax assets	6,220,200	6,227,300
Prepaid expenses and other current assets	2,613,000	3,482,300
Total current assets	153,345,100	157,268,800

Property and equipment, net	22,788,400	23,202,000
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,132,200	2,144,500
Total assets	$189,950,400	$194,300,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$58,815,400	$65,209,300
Payroll, benefits and taxes	7,395,000	11,678,500
Income and sales tax liabilities	2,368,600	2,530,700
Accrued expenses and other current liabilities	1,072,600	1,048,900
Revolving line of credit	--	--
Current portion of long-term debt	249,900	249,700
Total current liabilities	69,901,500	80,717,100

Deferred tax liabilities	3,951,800	3,951,800
Long-term debt, net of current portion	2,331,300	2,458,300
Other long-term liabilities	4,112,100	4,370,200
Total liabilities	80,296,700	91,497,400

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,597,005 shares issued and 8,156,377 shares outstanding as of September 29, 2013, and 13,362,398 shares issued and 7,987,900 shares outstanding as of March 31, 2013	94,000	91,500
Additional paid-in capital	52,843,400	50,481,600
Treasury stock, at cost, shares 5,440,628 outstanding as of September 29, 2013 and 5,374,498 shares outstanding as of March 31, 2013	(49,866,700)	(48,438,300)
Retained earnings	106,583,000	100,667,800
Total shareholders’ equity	109,653,700	102,802,600
Total liabilities and shareholders’ equity	$189,950,400	$194,300,000

See accompanying notes.

Index
TESSCO TECHNOLOGIES INCORPORATED
Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Revenues	$146,526,000	$197,238,300	$290,634,800	$389,656,500
Cost of goods sold	110,033,200	158,613,300	218,704,100	315,538,300
Gross profit	36,492,800	38,625,000	71,930,700	74,118,200
Selling, general and administrative expenses	28,903,400	29,887,000	57,377,500	58,449,400
Income from operations	7,589,400	8,738,000	14,553,200	15,668,800
Interest, net	67,000	12,000	121,600	69,400
Income before provision for income taxes	7,522,400	8,726,000	14,431,600	15,599,400
Provision for income taxes	2,941,300	3,457,100	5,558,300	6,124,000
Net income	$4,581,100	$5,268,900	$8,873,300	$9,475,400
Basic earnings per share	$0.56	$0.66	$1.09	$1.19
Diluted earnings per share	$0.55	$0.64	$1.06	$1.15

Cash dividends declared per common share	$0.18	$0.18	$0.36	$0.36

See accompanying notes.

Index
TESSCO TECHNOLOGIES INCORPORATED
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 29, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,873,300	$9,475,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,474,200	2,495,100
Non-cash stock-based compensation expense	1,096,900	1,102,700
Deferred income taxes and other	6,500	(16,500)
Change in trade accounts receivable	7,117,900	(4,996,300)
Change in product inventory	(5,308,100)	(22,929,500)
Change in prepaid expenses and other current assets	869,300	(1,841,400)
Change in trade accounts payable	(6,393,900)	30,088,300
Change in payroll, benefits and taxes	(4,283,500)	(8,744,000)
Change in income and sales tax liabilities	(162,100)	(883,600)
Change in accrued expenses and other current liabilities	273,400	145,800
Net cash provided by operating activities	4,563,900	3,896,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,305,800)	(2,539,800)
Net cash used in investing activities	(2,305,800)	(2,539,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(126,800)	(124,500)
Proceeds from issuance of common stock	112,400	90,900
Cash dividends paid	(2,958,100)	(2,889,500)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(1,428,400)	(1,799,000)
Excess tax benefit from stock-based compensation	905,300	2,140,200
Net cash used in financing activities	(3,495,600)	(2,581,900)

Net decrease in cash and cash equivalents	(1,237,500)	(1,225,700)

CASH AND CASH EQUIVALENTS, beginning of period	4,468,000	18,211,600

CASH AND CASH EQUIVALENTS, end of period	$3,230,500	$16,985,900

See accompanying notes.

Index
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

Note 2. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 29, 2013 includes $517,000 and $1,096,900 respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 30, 2012 includes $764,900 and $1,102,700 respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $905,300 and $2,140,200, primarily related to the PSUs which vested during the six months ended September 29, 2013 and September 30, 2012, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal 2014:

	Six Months Ended September 29, 2013	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	455,979	$12.77
PSU’s Granted	111,000	19.80
PSU’s Vested	(198,130)	10.20
PSU’s Forfeited/Cancelled	(48,089)	16.71
Unvested shares available for issue under outstanding PSUs, end of period	320,760	$15.95

Of the 320,760 shares available for issuance under outstanding PSUs but not yet vested as of September 29, 2013, 213,760 shares have been earned, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following fiscal years.

During fiscal 2014, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted additional PSUs to select key employees, providing them with the opportunity to earn up to 111,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have a one year measurement period (fiscal 2014), with any shares earned at the end of fiscal 2014 to vest and be issued ratably on or about May 1 of each of 2014, 2015, 2016 and 2017, provided that the respective participants remain employed by the Company on each such date.

Index
The PSUs cancelled during fiscal 2014 primarily related to the fiscal 2013 grant of PSUs, which had a one year measurement period (fiscal 2013). The PSUs were cancelled because the applicable fiscal 2013 performance targets were not fully satisfied. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

If the maximum number of PSUs granted in fiscal 2014 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSU’s would be approximately $2.8 million, net of estimated forfeitures, as of September 29, 2013, and would be expensed through fiscal 2017. To the extent the actual forfeiture rate is different from what is anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

Restricted Stock: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued and vest (subject to the risk of forfeiture) ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56. As of September 29, 2013, 67,500 shares remained unvested, and there was no activity related to these restricted shares during the first six months of fiscal 2014. As of September 29, 2013, there was approximately $0.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

On April 25, 2011, May 3, 2012 and May 14, 2013 an aggregate of 36,000, 20,100, and 15,000, restricted stock awards, respectively, were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of September 29, 2013, there was approximately $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards.

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

The Company had no assets or liabilities recorded at fair value as of September 29, 2013 or as of March 31, 2013.

Index
The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 29, 2013 and March 31, 2013 due to their short term nature. As of September 29, 2013 and March 31, 2013 our revolving debt facility had a zero balance.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of September 29, 2013 and March 31, 2013 is estimated as follows:

	September 29, 2013		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,437,500	$2,281,700	$2,550,000	$2,361,500
Note payable to Baltimore County	$143,700	$135,000	$158,000	$145,300

Note 4. Income Taxes

As of September 29, 2013, the Company had a gross amount of unrecognized tax benefits of $579,100 ($376,400 net of federal benefit).  As of March 31, 2013, the Company had a gross amount of unrecognized tax benefits of $631,100 ($416,500 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of our fiscal 2014 was a benefit of $3,800 (net of federal benefit) due to the expiration of a statute of limitations relating to an uncertain tax position. The cumulative amount included in the consolidated balance sheet as of September 29, 2013 was $309,600 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of our fiscal 2013 was $35,600 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of March 31, 2013 was $309,000 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 31, 2013 of unrecognized tax benefit	$631,100
Reversal related to statute expiration	(67,400)
Increases related to current period tax positions	15,400
Ending balance at September 29, 2013 of unrecognized tax benefits	$579,100

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

Index
The following table presents the calculation of basic and diluted earnings per common share (in thousands, except per share amounts):

Amounts in thousands, except per share amounts	Fiscal Quarter Ended		Six Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Earnings per share – Basic:
Net earnings	$4,581	$5,269	$8,873	$9,475
Less: Distributed and undistributed earnings allocated to nonvested stock	(38)	(59)	(73)	(106)
Earnings available to common shareholders – Basic	$4,543	$5,210	$8,800	$9,369

Weighted average common shares outstanding – Basic	8,149	7,935	8,109	7,901

Earnings per common share – Basic	$0.56	$0.66	$1.09	$1.19

Earnings per share – Diluted:
Net earnings	$4,581	$5,269	$8,873	$9,475
Less: Distributed and undistributed earnings allocated to nonvested stock	(37)	(58)	(60)	(88)
Earnings available to common shareholders – Diluted	$4,544	$5,211	$8,813	$9,387

Weighted average common shares outstanding – Basic	8,149	7,935	8,109	7,901
Effect of dilutive options	149	228	172	256
Weighted average common shares outstanding – Diluted	8,298	8,163	8,281	8,157

Earnings per common share – Diluted	$0.55	$0.64	$1.06	$1.15

Anti-dilutive equity awards not included above	--	--	--	--

Note 6. Business Segments

Beginning in the first quarter of fiscal year 2014, the Company modified the structure of its internal organization in order to streamline its operations and have all sales operations report to one individual. Each of the Company’s product lines are sold to each of its customer markets; assets are not segmented; and support resources are shared between all sales teams.  As a result of this modification, the Company concluded that changes to its reportable segments were warranted. The Company now evaluates its business as one segment, as the chief operating decision maker reviews results as one unit. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer market units:  (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market;  (4) retailers, dealer agents and carriers; and (5) our Major 3PL relationship that was fully transitioned at the end of fiscal year 2013. All prior periods have been restated to reflect this change.

The Company evaluates revenue, gross profit, net profit contribution and income before provision for income taxes.  Net profit contribution is defined as gross profit less any expenses that can be directly attributed.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses include administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay for performance bonus expense.

Certain cost of sales and other applicable expenses have been allocated to each market unit based on a percentage of revenues and/or gross profit, where appropriate.

Index
Market unit activity for the second quarter and first six months of fiscal years 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
Revenues
Public Carriers, Contractors & Program Managers	$40,948	$25,811
Private & Government System Operators	31,059	34,264
Commercial Dealers & Resellers	36,433	35,655
Retailer, Independent Dealer Agents & Carriers	38,086	43,843
Revenue, excluding Major 3PL relationship	146,526	139,573
Major 3PL relationship	--	57,665
Total revenues	146,526	197,238

Gross Profit
Public Carriers, Contractors & Program Managers	9,015	5,635
Private & Government System Operators	8,377	9,238
Commercial Dealers & Resellers	10,093	9,801
Retailer, Independent Dealer Agents & Carriers	9,008	9,386
Gross profit, excluding Major 3PL relationship	36,493	34,060
Major 3PL relationship	--	4,565
Total gross profit	36,493	38,625

Direct expenses	17,797	18,085
Segment net profit contribution	18,696	20,540
Corporate support expenses	11,174	11,814
Income before provision for income taxes	$7,522	$8,726

	Six Months Ended
	September 29, 2013	September 30, 2012
Revenues
Public Carriers, Contractors & Program Managers	$78,331	$45,829
Private & Government System Operators	58,952	63,864
Commercial Dealers & Resellers	72,477	67,263
Retailer, Independent Dealer Agents & Carriers	80,875	85,033
Revenue, excluding Major 3PL relationship	290,635	261,989
Major 3PL relationship	--	127,668
Total revenues	290,635	389,657

Gross Profit
Public Carriers, Contractors & Program Managers	16,909	10,093
Private & Government System Operators	16,178	17,391
Commercial Dealers & Resellers	20,340	18,599
Retailer, Independent Dealer Agents & Carriers	18,504	18,072
Gross profit, excluding Major 3PL relationship	71,931	64,155
Major 3PL relationship	--	9,963
Total gross profit	71,931	74,118

Direct expenses	35,412	35,342
Segment net profit contribution	36,519	38,776
Corporate support expenses	22,087	23,177
Income before provision for income taxes	$14,432	$15,599

Index
The Company also reviews revenue and gross profit by its four product categories:

•	Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•	Network systems products are used to build and upgrade computing and Internet networks. Products include fixed and mobile broadband equipment, wireless networking, filtering systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services.

•	Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•	Mobile device accessories include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2014 and 2013 are as follows (in thousands):

	Three months ended September 29, 2013	Three months ended September 30, 2012
Revenues
Base station infrastructure	$67,888	$57,034
Network systems	21,838	22,166
Installation, test and maintenance	12,588	12,140
Mobile device accessories	44,212	105,898
Total revenues	$146,526	$197,238

Gross Profit
Base station infrastructure	$18,765	$16,756
Network systems	3,745	3,980
Installation, test and maintenance	2,780	2,826
Mobile device accessories	11,203	15,063
Total gross profit	$36,493	$38,625

	Six months ended September 29, 2013	Six months ended September 30, 2012
Revenues
Base station infrastructure	$137,429	$106,180
Network systems	40,901	39,902
Installation, test and maintenance	22,350	22,780
Mobile device accessories	89,955	220,795
Total revenues	$290,635	$389,657

Gross Profit
Base station infrastructure	$37,654	$31,160
Network systems	7,563	7,638
Installation, test and maintenance	5,130	5,366
Mobile device accessories	21,584	29,954
Total gross profit	$71,931	$74,118

Index
Note 7. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of September 29, 2013, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of September 29, 2013, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, none were purchased during fiscal 2013 or the first six months of fiscal 2014. As of September 29, 2013, 88,163 shares remained available for repurchase under this program.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 29, 2013 and September 30, 2012 the allocated value of the shares withheld totaled $1,428,400 and $1,799,000, respectively.

Note 8. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and six months ended September 29, 2013, no customer accounted for more than 4% and 5% of total consolidated revenues, respectively. For the fiscal quarter and six months ended September 30, 2012, sales of products to AT&T Mobility Inc. (“AT&T”), accounted for 31% and 34% of total revenue, respectively. In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us beginning in the second quarter of our fiscal 2013. As of the close of our fiscal 2013, this business was fully transitioned.

Note 9. Subsequent Events

On October 16, 2013, the Company and its primary operating subsidiaries, as borrowers, executed and delivered a Ninth Modification Agreement (the “Ninth Modification Agreement”), dated as of October 16, 2013, with SunTrust Bank and Wells Fargo, National Association, amending the Credit Agreement and related promissory note for the Company’s existing unsecured revolving credit facility.

Pursuant to the Ninth Modification Agreement, the term of the revolving credit facility, as so modified, was extended to October 1, 2016. The Ninth Modification Agreement also provides for a decrease in the applicable margins (from a range of 2.25% to 3.25% to a new range of 1.50% to 2.50%) and unused facility fees. In addition, the amount of allowable dividend payments under the credit facility was increased from $6.25 million to $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. The financial covenants in the Credit Agreement for the Company’s unsecured revolving credit facility are also applicable to the Company’s existing term loan with the same lenders.  Accordingly, the Ninth Modification Agreement also had the effect of amending the financial covenants applicable to the term loan.

Index
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

We evaluate our business as one segment.  However, we also report revenue and gross profit by the following market units: (1) public carriers, contractors and program managers; (2) private system operators and governments; (3) commercial dealers and resellers; (4) retailers, dealer agents and carriers, and (5) our Major 3PL relationship that was fully transitioned at the completion of fiscal 2013.

We offer a wide range of products that are classified into four product categories: base station infrastructure; network systems; installation, test and maintenance; and mobile device accessories. Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and Internet networks. We have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile device accessories products include cellular phone and data device accessories.

As discussed above, our Major 3PL relationship with AT&T Mobility (AT&T) was fully transitioned during the fourth quarter of fiscal year 2013.  This relationship produced large revenues, but at much lower gross margins than our ongoing business.  As a result, we experienced and we will most likely continue to experience for the next quarter, a year over year decline in quarterly overall revenues.  For the second quarter, we experienced a 26% decline in overall revenues.  However, due to a 5.0% increase in non 3PL revenues, year over year, gross profit only decreased by 5.5% for the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013.  Selling, general and administrative expenses decreased by 3.3% over the prior year quarter. As a result, net income decreased by 13.1%, and diluted earnings per share decreased by 14.4% compared to the prior-year quarter.

We believe that the recent revenue growth in our core business (which we define as our overall business excluding our recently transitioned Major 3PL retail store supply chain relationship) has been, and we expect that it will continue to be, largely driven by the growth in consumer demand for wireless devices generally.  We expect this to drive opportunities for the sale of mobile device accessories as well as to augment the demand for network build outs. We have seen the impact of these build-outs, as evidenced by very strong growth in our public carriers, contractors & program managers market in the past year. We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

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

Index
Results of Operations

Second Quarter of Fiscal Year 2014 Compared with Second Quarter of Fiscal Year 2013

Total Revenues. Revenues for the second quarter of fiscal 2014 decreased 25.7% as compared with the second quarter of fiscal 2013, largely due to the completed transition, prior to the beginning of the first quarter of fiscal 2014, of our Major 3PL retail store supply chain relationship. Excluding the transitioned 3PL relationship, our revenues grew by 5.0% as compared to the second quarter of fiscal 2013.  The public system operators, contractors and program managers market grew revenues by 58.6%. This growth was primarily driven by our customers’ need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 2.2%. Revenue within the private and government system operators markets declined 9.4% due to economic uncertainties as well as government spending cuts. Revenues in our retailers, independent dealer agents and carriers market decreased in the second quarter of fiscal 2014 as compared to the same period last year by 13.1%, as a result of decreased sales to independent agents and dealers, due in part to changes in the business models of the tier 1 retail carriers.

Total Gross Profit. Gross profit for the second quarter of fiscal 2014 decreased by 5.5% as compared with the second quarter of fiscal 2013. This decrease reflects a reduction in gross profit due to our fully transitioned 3PL retail store supply chain relationship, which was partially offset by a 7.1% increase in gross profit in our other markets. This increase was driven primarily by a 60.0% increase in our public system operators, contractors, and program managers market, as well as a 3.0% increase in our commercial dealers and resellers market.  Overall gross profit margin increased to 24.9%, compared to 19.6% for the same period last year, primarily driven by the absence of the lower margin sales related to the transitioned 3PL relationship.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $1.0 million in the second quarter of fiscal 2014 as compared with the second quarter of fiscal 2013. Selling, general and administrative expenses as a percentage of revenues increased to 19.7% in the second quarter of fiscal 2014, from 15.2% in the second quarter of fiscal 2013, primarily as a result of the reduction in revenues related to the transitioned 3PL relationship.

Index
Compensation expense increased by $0.6 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $1.5 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013. Our bonus programs are all based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the second quarter of fiscal 2013 than in fiscal 2014.

Marketing expense decreased by $0.8 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, primarily due to a decrease in 3PL market development expenses, which were completely variable to sales.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $181,900 and $268,800 for the second quarter ended September 29, 2013 and September 30, 2012, respectively.

Interest, Net. Net interest expense increased from $12,000 in the second quarter of fiscal 2013 to $67,000 in the second quarter of fiscal 2014.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased slightly from 39.6% in the second quarter of fiscal 2013 to 39.1% in the second quarter of fiscal 2014. As a result of the factors discussed above, net income decreased 13.1% and diluted earnings per share decreased 14.4% for the second quarter of fiscal 2014 compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2014 Compared with First Six Months of Fiscal Year 2013

Total Revenues. Revenues for the first six months of fiscal 2014 decreased 25.4% as compared with the first six months of fiscal 2013, largely due to the completed transition, prior to the beginning of the first quarter of fiscal 2014, of our Major 3PL retail store supply chain relationship. Excluding the transitioned 3PL relationship, our revenues grew by 10.9% as compared to the first six months of fiscal 2013.  The public system operators, contractors and program managers market grew revenues by 70.9%. This growth was primarily driven by our customers’ need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 7.8%. Revenue within the private and government system operators markets declined 7.7% due to economic uncertainties as well as government spending cuts. Revenues in our retailers, independent dealer agents and carriers market decreased in the first six months of fiscal 2014 as compared to the same period last year by 4.9%, as a result of decreased sales to independent agents and dealers, due in part to changes in the business models of the tier 1 retail carriers.

Total Gross Profit. Gross profit for the first six months of fiscal 2014 decreased by 3.0% as compared with the first six months of fiscal 2013. This decrease reflects a reduction in gross profit due to our fully transitioned 3PL retail store supply chain relationship, which was largely offset by a 12.1% increase in gross profit in our other markets. This increase was driven primarily by a 67.5% increase in our public system operators, contractors, and program managers market, as well as a 9.4% increase in our commercial dealers and resellers market.  Overall gross profit margin increased to 24.7%, compared to 19.0% for the same period last year, primarily driven by the absence of the lower margin sales related to the transitioned 3PL relationship.

Index
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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $1.1 million in the first six months of fiscal 2014 as compared with the first six months of fiscal 2013. Selling, general and administrative expenses as a percentage of revenues increased to 19.7% in the first six months of fiscal 2014, from 15.0% in the first six months of fiscal 2013, primarily as a result of the reduction in revenues related to the transitioned 3PL relationship.

Compensation expense increased by $1.5 million in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $1.1 million in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013. Our bonus programs are all based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the first six months of fiscal 2013 than in fiscal 2014.

Marketing expense decreased by $1.7 million in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013, primarily due to a decrease in 3PL market development expenses, which were completely variable to sales, partially offset by an increase in direct marketing expenses.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $325,900 and $483,700 for the six months ended September 29, 2013 and September 30, 2012, respectively.

Interest, Net. Net interest expense increased from $69,400 in the first six months of fiscal 2013 to $121,600 in the first six months of fiscal 2014.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 39.3% in the first six months of fiscal 2013 to 38.5% in the first six months of fiscal 2014, primarily due to the expiration of a statute of limitations relating to an uncertain tax position. As a result of the factors discussed above, net income for the first six months of fiscal 2014 decreased 6.4% and diluted earnings per share decreased 7.4%.

Index
Liquidity and Capital Resources

The following table summarizes our cash flows provided by (used in) operating, investing and financing activities for the six months ended September 29, 2013 and September 30, 2012:

	Six Months Ended
	September 29, 2013	September 30, 2012
Cash flows provided by operating activities	$4,563,900	$3,896,000
Cash flows used in investing activities	(2,305,800)	(2,539,800)
Cash flows used in financing activities	(3,495,600)	(2,581,900)
Net decrease in cash and cash equivalents	$(1,237,500)	$(1,225,700)

We generated $4.6 million of net cash from operating activities in the first six months of fiscal 2014 compared with $3.9 million in the first six months of fiscal 2013. In the first six months of fiscal 2014, our cash generated by operating activities was primarily driven by net income (net of depreciation, amortization, and non-cash stock-based compensation expense) and a decrease in accounts receivable partially offset by an increase in inventory and a decreases in accounts payable and payroll, benefits and tax liabilities. The decrease in accounts receivable is due to our decreased revenue in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013, primarily a result of the transition of the 3PL relationship near the end of fiscal 2013. The increase in inventory is to support the increased builds we are seeing in the public system operator, contractor and program manager market. The decrease in accounts payable is related to the timing of inventory payments and the decrease in payroll, benefits and tax liabilities is due to the payment of our annual bonuses.

Net cash used in investing activities due to capital expenditures of $2.3 million in the first six months of fiscal 2014 were down from expenditures of $2.5 million in the first six months of fiscal 2013. In the first six months of fiscal 2014 the capital expenditures were largely comprised of investments in information technology. In the first six months of fiscal 2013 the capital expenditures were comprised of both investments in information technology and leasehold improvements.

Net cash used in financing activities was $3.5 million for the first six months of fiscal 2014 compared to net cash used in financing activities of $2.6 million for the first six months of fiscal 2013.  For both the first six months of fiscal 2014 and the first six months of fiscal 2013, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of September 29, 2013, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants referenced above. On December 30, 2011, we entered into a Sixth Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association which provided for certain modifications to the provisions applicable to the credit facility, including extending the term from May 30, 2012 to May 31, 2013.  This term was further extended to May 31, 2014 by the Eighth Modification Agreement dated December 21, 2012. On November 30, 2012, we entered in to a Seventh Modification Agreement to allow for a special dividend paid during fiscal 2013.

Index
Since the end of the second quarter, we entered into a Ninth Modification Agreement (the “Ninth Modification Agreement”), dated as of October 16, 2013, with Sun Trust Bank and Wells Fargo, National Association, amending the Credit Agreement and related promissory note for the revolving credit facility discussed above. Pursuant to and in connection with the Ninth Modification Agreement, the term of the revolving credit facility was extended from May 31, 2014 to October 1, 2016. In addition, the amount of the allowable dividend payments under the Credit Facility was increased from $6.25 million (the previous stated amount) to $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. The Ninth Modification Agreement also provides for decreases in the applicable margins (from a range of 2.25% to 3.25% to a new range of 1.50% to 2.50%) and unused facility fees.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of September 29, 2013, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. Effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.  As of September 29, 2013, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility, and had a balance of $2.4 million as of September 29, 2013.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 29, 2013, the principal balance of this term loan was $143,700.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.18 per share was paid in August 2013. On October 23, 2013, we again declared a quarterly cash dividend in the amount of $0.18 per share, payable on November 20, 2013 to shareholders of record as of November 6, 2013. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

Index
We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 29, 2013, we do not have any material capital expenditure commitments.

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

Index
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.4 million at September 29, 2013, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on September 29, 2013 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Index
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of September 29, 2013, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the second quarter of fiscal 2014, the Company did not repurchase any shares of its common stock pursuant to this program. As of September 29, 2013, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of September 29, 2013, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. Until December 30, 2011, our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limited to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward.  Effective December 30, 2011, this limit was increased from $25.0 million to $30.0 million.  As of September 29, 2013, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

Index
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(A)	EXHIBITS:

10.1
Ninth Modification Agreement dated as of October 16, 2013, by and among the Registrant and certain subsidiaries, as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K filed on October 18, 2013).

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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in XBRL: (i) Consolidated Statement of Income and Income for the three and six months ended September 29, 2013 and September 30, 2012; (ii) Consolidated Balance Sheet at September 29, 2013 and March 31, 2013; (iii)  Consolidated Statement of Cash Flows for the six months ended September 29, 2013 and September 30, 2012; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Index
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	TESSCO TECHNOLOGIES INCORPORATED

	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)