Form 10-Q
period 2013-12-29
TESSCO TECHNOLOGIES INC
filed 2014-02-07
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

or

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
Yes ☐            No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 29, 2014, was 8,232,281.

TESSCO TECHNOLOGIES INCORPORATED

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO TECHNOLOGIES INCORPORATED
Consolidated Balance Sheets

	December 29, 2013	March 31, 2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,281,400	$4,468,000
Trade accounts receivable, net	63,605,900	82,177,600
Product inventory, net	62,372,100	60,913,600
Deferred tax assets	6,175,000	6,227,300
Prepaid expenses and other current assets	2,420,000	3,482,300
Total current assets	142,854,400	157,268,800

Property and equipment, net	22,030,500	23,202,000
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,132,200	2,144,500
Total assets	$178,701,800	$194,300,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$44,074,800	$65,209,300
Payroll, benefits and taxes	7,787,100	11,678,500
Income and sales tax liabilities	2,295,300	2,530,700
Accrued expenses and other current liabilities	1,052,500	1,048,900
Revolving line of credit	--	--
Current portion of long-term debt	250,000	249,700
Total current liabilities	55,459,700	80,717,100

Deferred tax liabilities	3,951,800	3,951,800
Long-term debt, net of current portion	2,270,800	2,458,300
Other long-term liabilities	3,862,500	4,370,200
Total liabilities	65,544,800	91,497,400

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,598,970 shares issued and 8,158,342 shares outstanding as of December 29, 2013, and 13,362,398 shares issued and 7,987,900 shares outstanding as of March 31, 2013	94,100	91,500
Additional paid-in capital	53,407,600	50,481,600
Treasury stock, at cost, shares 5,440,628 outstanding as of December 29, 2013 and 5,374,498 shares outstanding as of March 31, 2013	(49,866,700)	(48,438,300)
Retained earnings	109,522,000	100,667,800
Total shareholders’ equity	113,157,000	102,802,600
Total liabilities and shareholders’ equity	$178,701,800	$194,300,000

See accompanying notes.

Index
TESSCO TECHNOLOGIES INCORPORATED
Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012

Revenues	$144,915,200	$204,458,700	$435,550,000	$594,115,200
Cost of goods sold	108,772,800	165,488,900	327,476,900	481,027,200
Gross profit	36,142,400	38,969,800	108,073,100	113,088,000
Selling, general and administrative expenses	28,974,800	30,226,300	86,352,300	88,675,700
Income from operations	7,167,600	8,743,500	21,720,800	24,412,300
Interest, net	37,800	13,700	159,400	83,100
Income before provision for income taxes	7,129,800	8,729,800	21,561,400	24,329,200
Provision for income taxes	2,709,300	3,331,100	8,267,600	9,455,100
Net income	$4,420,500	$5,398,700	$13,293,800	$14,874,100
Basic earnings per share	$0.54	$0.67	$1.62	$1.86
Diluted earnings per share	$0.53	$0.65	$1.60	$1.80

Cash dividends declared per common share	$0.18	$0.93	$0.54	$1.29

See accompanying notes.

Index
TESSCO TECHNOLOGIES INCORPORATED
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 29, 2013	December 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,293,800	$14,874,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,715,400	3,719,500
Gain on sale of property and equipment	(29,500)	(3,000)
Non-cash stock-based compensation expense	1,595,000	1,836,700
Deferred income taxes and other	(164,800)	518,000
Change in trade accounts receivable	18,571,700	(10,333,500)
Change in product inventory	(1,458,500)	(11,685,400)
Change in prepaid expenses and other current assets	1,062,300	(654,200)
Change in trade accounts payable	(21,134,500)	10,063,400
Change in payroll, benefits and taxes	(3,891,400)	(8,608,200)
Change in income and sales tax liabilities	(235,400)	(1,040,200)
Change in accrued expenses and other current liabilities	319,500	157,100
Net cash provided by (used in) operating activities	11,643,600	(1,155,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,822,200)	(4,237,900)
Proceeds from sale of property and equipment	29,500	3,000
Net cash used in investing activities	(2,792,700)	(4,234,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(187,200)	(186,900)
Proceeds from issuance of common stock	112,400	90,900
Cash dividends paid	(4,439,600)	(10,379,600)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(1,428,400)	(2,027,600)
Excess tax benefit from stock-based compensation	905,300	2,276,900
Net cash used in financing activities	(5,037,500)	(10,226,300)

Net increase (decrease) in cash and cash equivalents	3,813,400	(15,616,900)

CASH AND CASH EQUIVALENTS, beginning of period	4,468,000	18,211,600

CASH AND CASH EQUIVALENTS, end of period	$8,281,400	$2,594,700

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

Note 2. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 29, 2013 includes $498,100 and $1,595,000, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 30, 2012 includes $734,000 and $1,836,700, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $905,300 and $2,276,900, primarily related to the PSUs which vested during the nine months ended December 29, 2013 and December 30, 2012, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal 2014:

	Nine Months Ended December 29, 2013	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	455,979	$12.77
PSU’s Granted	112,000	19.91
PSU’s Vested	(199,066)	10.22
PSU’s Forfeited/Cancelled	(50,786)	18.21
Unvested shares available for issue under outstanding PSUs, end of period	318,127	$16.01

Of the 318,127 shares available for issuance under outstanding PSUs but not yet vested as of December 29, 2013, 211,127 shares have been earned in respect of the applicable measurement year, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following fiscal years.

Index
During fiscal 2014, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 112,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have a one year measurement period (fiscal 2014), with any shares earned at the end of fiscal 2014 to vest and be issued ratably on or about May 1 of each of 2014, 2015, 2016 and 2017, provided that the respective participants remain employed by the Company on each such date.

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

If the maximum number of PSUs granted in fiscal 2014 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSU’s would be approximately $2.4 million, net of estimated forfeitures, as of December 29, 2013, and would be expensed through fiscal 2017. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSU’s granted in fiscal 2014 is not earned, stock-based compensation related to these awards will be different from this amount.

Restricted Stock Units: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued (subject to the risk of forfeiture) and vest ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56. As of December 29, 2013, 67,500 shares remained unvested, and there was no activity related to these restricted shares during the first nine months of fiscal 2014. As of December 29, 2013, there was approximately $0.5 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately two years.

On April 25, 2011, May 3, 2012 and May 14, 2013 an aggregate of 36,000, 20,100, and 15,000, restricted stock unit awards, respectively, were granted to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of December 29, 2013, there was approximately $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

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

Index
•	Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about the inputs used in pricing the asset or liability.

The Company had no assets or liabilities recorded at fair value as of December 29, 2013 or as of March 31, 2013.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 29, 2013 and March 31, 2013 due to their short term nature. As of December 29, 2013 and March 31, 2013 our revolving debt facility had a zero balance.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of December 29, 2013 and March 31, 2013 is estimated as follows:

	December 29, 2013		March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,381,300	$2,241,400	$2,550,000	$2,361,500
Note payable to Baltimore County	$139,500	$129,800	$158,000	$145,300

Note 4. Income Taxes

As of December 29, 2013, the Company had a gross amount of unrecognized tax benefits of $484,500 ($314,900 net of federal benefit).  As of March 31, 2013, the Company had a gross amount of unrecognized tax benefits of $631,100 ($416,500 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of our fiscal 2014 was a benefit of $26,200 (net of federal benefit) due to the expiration of a statute of limitations relating to an uncertain tax position. The cumulative amount included in the consolidated balance sheet as of December 29, 2013 was $287,300 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of our fiscal 2013 was $53,500 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of March 31, 2013 was $309,000 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 31, 2013 of unrecognized tax benefit	$631,100
Reversal related to statute expiration	(169,800)
Increases related to current period tax positions	23,200
Ending balance at December 29, 2013 of unrecognized tax benefits	$484,500

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

The following table presents the calculation of basic and diluted earnings per common share:

Index
Amounts in thousands, except per share amounts	Fiscal Quarter Ended		Nine Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Earnings per share – Basic:
Net earnings	$4,421	$5,399	$13,294	$14,874
Less: Distributed and undistributed earnings allocated to nonvested stock	(37)	(61)	(110)	(167)
Earnings available to common shareholders – Basic	$4,384	$5,338	$13,184	$14,707

Weighted average common shares outstanding – Basic	8,158	7,947	8,125	7,916

Earnings per common share – Basic	$0.54	$0.67	$1.62	$1.86

Earnings per share – Diluted:
Net earnings	$4,421	$5,399	$13,294	$14,874
Less: Distributed and undistributed earnings allocated to nonvested stock	(36)	(61)	(84)	(165)
Earnings available to common shareholders – Diluted	$4,385	$5,338	$13,210	$14,709

Weighted average common shares outstanding – Basic	8,158	7,947	8,125	7,916
Effect of dilutive options	158	272	156	261
Weighted average common shares outstanding – Diluted	8,316	8,219	8,281	8,177

Earnings per common share – Diluted	$0.53	$0.65	$1.60	$1.80

Anti-dilutive equity awards not included above	--	--	--	--

Note 6. Commitments and Contingencies

On December 2, 2013, the Company exercised an extension option under the terms of its existing lease for approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center. The lease end date was extended from July 31, 2014 to July 31, 2017. Under the terms of the extension of the lease, the Company has the ongoing annual option to terminate the lease. The monthly rental fee ranges from $33,000 to $35,700 throughout the remaining lease term.

Note 7. Business Segments

Beginning in the first quarter of fiscal year 2014, the Company modified the structure of its internal organization in order to streamline its operations and have all sales operations report to one individual. Each of the Company’s product lines is sold to each of its customer markets; assets are not segmented; and support resources are shared between all sales teams.  As a result of this modification, the Company concluded that changes to its reportable segments were warranted. The Company now evaluates its business as one segment as the chief operating decision maker reviews results as one unit. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer market units:  (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market;  (4) retailers, dealer agents and carriers; and (5) our Major 3PL relationship that was fully transitioned at the end of fiscal year 2013. All prior periods have been restated to reflect this change.

Index
The Company evaluates revenue, gross profit, net profit contribution and income before provision for income taxes in the aggregate.  Net profit contribution is defined as gross profit less any expenses that can be directly attributed.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses include administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

Certain cost of sales and other applicable expenses have been allocated to each market unit based on a percentage of revenues and/or gross profit, where appropriate.

Market unit activity for the third quarter and first nine months of fiscal years 2014 and 2013 is as follows (in thousands):

	Three Months Ended
	December 29, 2013	December 30, 2012
Revenues
Public Carriers, Contractors & Program Managers	$37,550	$32,554
Private & Government System Operators	29,944	30,199
Commercial Dealers & Resellers	36,630	36,786
Retailer, Independent Dealer Agents & Carriers	40,791	46,010
Revenue, excluding Major 3PL relationship	144,915	145,549
Major 3PL relationship	--	58,910
Total revenues	144,915	204,459

Gross Profit
Public Carriers, Contractors & Program Managers	7,875	6,832
Private & Government System Operators	8,190	8,476
Commercial Dealers & Resellers	10,295	10,227
Retailer, Independent Dealer Agents & Carriers	9,782	10,058
Gross profit, excluding Major 3PL relationship	36,142	35,593
Major 3PL relationship	--	3,377
Total gross profit	36,142	38,970

Direct expenses	18,583	18,855
Segment net profit contribution	17,559	20,115
Corporate support expenses	10,429	11,385
Income before provision for income taxes	$7,130	$8,730

Index
	Nine Months Ended
	December 29, 2013	December 30, 2012
Revenues
Public Carriers, Contractors & Program Managers	$115,881	$78,383
Private & Government System Operators	88,896	94,063
Commercial Dealers & Resellers	109,107	104,049
Retailer, Independent Dealer Agents & Carriers	121,666	131,043
Revenue, excluding Major 3PL relationship	435,550	407,538
Major 3PL relationship	--	186,577
Total revenues	435,550	594,115

Gross Profit
Public Carriers, Contractors & Program Managers	24,784	16,925
Private & Government System Operators	24,368	25,867
Commercial Dealers & Resellers	30,635	28,826
Retailer, Independent Dealer Agents & Carriers	28,286	28,130
Gross profit, excluding Major 3PL relationship	108,073	99,748
Major 3PL relationship	--	13,340
Total gross profit	108,073	113,088

Direct expenses	53,995	54,197
Segment net profit contribution	54,078	58,891
Corporate support expenses	32,517	34,562
Income before provision for income taxes	$21,561	$24,329

To provide investors with better visibility, the Company also discloses revenue and gross profit by its four product categories:

•	Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•	Network systems products are used to build and upgrade computing and Internet networks. Products include fixed and mobile broadband equipment, wireless networking, filtering systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services.

•	Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•	Mobile device accessories include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2014 and 2013 are as follows (in thousands):

Index
	Three months ended December 29, 2013	Three months ended December 30, 2012
Revenues
Base station infrastructure	$59,833	$61,400
Network systems	26,856	19,649
Installation, test and maintenance	13,681	13,357
Mobile device accessories	44,545	110,053
Total revenues	$144,915	$204,459

Gross Profit
Base station infrastructure	$17,117	$17,726
Network systems	4,703	3,784
Installation, test and maintenance	3,073	3,077
Mobile device accessories	11,249	14,383
Total gross profit	$36,142	$38,970

	Nine months ended December 29, 2013	Nine months ended December 30, 2012
Revenues
Base station infrastructure	$197,262	$167,580
Network systems	67,757	59,551
Installation, test and maintenance	36,031	36,137
Mobile device accessories	134,500	330,847
Total revenues	$435,550	$594,115

Gross Profit
Base station infrastructure	$54,771	$48,886
Network systems	12,266	11,422
Installation, test and maintenance	8,203	8,443
Mobile device accessories	32,833	44,337
Total gross profit	$108,073	$113,088

Note 7. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of December 29, 2013, the Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No time limit has been set for completion or expiration of the program. As of December 29, 2013, the Company had purchased 3,505,187 shares under the stock buyback program for approximately $30.7 million, or an average of $8.76 per share. Of the total shares repurchased under the stock buyback program, none were purchased during fiscal 2013 or the first nine months of fiscal 2014. As of December 29, 2013, 88,163 shares remained available for repurchase under this program.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 29, 2013 and December 30, 2012 the allocated value of the shares withheld totaled $1,428,400 and $2,027,600, respectively.

Index
Note 8. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and nine months ended December 29, 2013, no customer accounted for more than 6% and 4% of total consolidated revenues, respectively. For the fiscal quarter and nine months ended December 30, 2012, sales of products to AT&T Mobility Inc. (“AT&T”), accounted for 30% and 33% of total revenue, respectively. In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us beginning in the second quarter of our fiscal 2013. As of the close of our fiscal 2013, this business was fully transitioned.

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

We evaluate our business as one segment.  However, to provide investors with increased visibility into the markets the we serves, we also report revenue and gross profit by the following market units: (1) public carriers, contractors and program managers; (2) private system operators and governments; (3) commercial dealers and resellers; (4) retailers, dealer agents and carriers, and (5) our Major 3PL relationship that was fully transitioned at the completion of fiscal 2013.

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

As previously discussed, our Major 3PL relationship with AT&T Mobility (AT&T) was fully transitioned during the fourth quarter of fiscal year 2013.  This relationship produced large revenues, but at much lower gross margins than our other business generally.  As a result of this transition, we experienced, a year over year decline in quarterly overall revenues.  For the third quarter, we experienced a 29.1% decline in overall revenues.  However, due to higher profit margins, year over year, gross profit only decreased by 7.3% for the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013.  Revenue excluding the Major 3PL relationship was essentially flat as compared to last third quarter, while gross profit excluding this relationship increased by 1.5%. Total selling, general and administrative expenses decreased by 4.1% compared to the prior-year quarter. As a result, net income decreased by 18.1% and diluted earnings per share decreased by 18.5% compared to the prior-year quarter.

We believe that 2014 fiscal year to date revenue growth of 6.9% in our core business (which we define as our overall business excluding our recently transitioned Major 3PL retail store supply chain relationship) has been largely driven by the growth in consumer demand for wireless devices generally. That consumer demand translates into a need for faster networks with additional capacity. We expect this growth in consumer demand to continue and to drive opportunities for the sale of mobile device accessories, as well as to augment the demand for network build-outs. We have seen the impact of these build-outs, as evidenced by very strong growth in our public carriers, contractors & program managers market in the past year. We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

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

Index
Results of Operations

Third Quarter of Fiscal Year 2014 Compared with Third Quarter of Fiscal Year 2013

Total Revenues. Revenues for the third quarter of fiscal 2014 decreased 29.1% as compared with the third quarter of fiscal 2013, largely due to the completed transition, prior to the beginning of the first quarter of fiscal 2014, of our Major 3PL retail store supply chain relationship. Excluding the transitioned 3PL relationship, our revenues decreased by 0.4% as compared to the third quarter of fiscal 2013.  The public system operators, contractors and program managers market grew revenues by 15.3%. This growth was primarily driven by our customers’ need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. Revenue within our commercial dealers and resellers market was essentially flat. Revenue within the private and government system operators markets declined 0.8% in part due to the temporary government shutdown. Revenues in our retailers, independent dealer agents and carriers market decreased in the third quarter of fiscal 2014 as compared to the same period last year by 11.3%, as a result of decreased sales to carriers, independent agents, and dealers, due in part to changes in the business models of the tier 1 retail carriers, who are now competing with us to sell to their customers.

Total Gross Profit. Gross profit for the third quarter of fiscal 2014 decreased by 7.3% as compared with the third quarter of fiscal 2013. This decrease reflects a reduction in gross profit due to our fully transitioned 3PL retail store supply chain relationship, which was partially offset by a 1.5% increase in gross profit in our other ongoing markets. This increase was primarily driven by a 15.3% increase in our public system operators, contractors, and program managers market as further discussed above, and to a much lesser extent by a 0.7% increase in our commercial dealers and resellers market partially offset by a 3.4% decrease in our private and government system operators market and a 2.7% decrease in our retailers, independent dealer agents and carriers market. Overall gross profit margin increased to 24.9%, compared to 19.1% for the same period last year, primarily driven by the absence of the lower margin sales related to the transitioned 3PL relationship and to a lesser extent by a 19.3% increase in sales of our Ventev proprietary products.

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

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases of the last 2 years and for fiscal 2014 year to date.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $1.3 million in the third quarter of fiscal 2014 as compared with the third quarter of fiscal 2013. Selling, general and administrative expenses as a percentage of revenues increased to 20.0% in the third quarter of fiscal 2014, from 14.8% in the third quarter of fiscal 2013, primarily as a result of the reduction in revenues related to the transitioned 3PL relationship.

Index
Compensation expense increased by $0.5 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $0.7 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. Our bonus programs are all based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the third quarter of fiscal 2013 than in fiscal 2014.

Marketing expense decreased by $0.8 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, primarily due to a decrease in 3PL market development expenses, which were completely variable to sales from the Major 3PL relationship, coupled with a decrease in direct marketing.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. During the third quarter of fiscal year 2014 we experienced lower than normal bad debt expense mostly due to changes in estimates of amounts previously reserved. Accordingly, we recorded a provision for bad debts of ($132,400) and $209,300 for the third quarter ended December 29, 2013 and December 30, 2012, respectively.

Interest, Net. Net interest expense increased from $13,700 in the third quarter of fiscal 2013 to $37,800 in the third quarter of fiscal 2014.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased slightly from 38.2% in the third quarter of fiscal 2013 to 38.0% in the third quarter of fiscal 2014. As a result of the factors discussed above, net income decreased 18.1% and diluted earnings per share decreased 18.5% for the third quarter of fiscal 2014 compared to the corresponding prior-year quarter.

First Nine Months of Fiscal Year 2014 Compared with First Nine Months of Fiscal Year 2013

Total Revenues. Revenues for the first nine months of fiscal 2014 decreased 26.7% as compared with the first nine months of fiscal 2013, largely due to the completed transition of our Major 3PL retail store supply chain relationship, prior to the beginning of the first quarter of fiscal 2014. Excluding the transitioned 3PL relationship, our revenues grew by 6.9% as compared to the first nine months of fiscal 2013.  The public system operators, contractors and program managers market grew revenues by 47.8%. This growth was primarily driven by our customers’ need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 4.9%. Revenue within the private and government system operators markets declined 5.5% due to economic uncertainties as well as government spending cuts. Revenues in our retailers, independent dealer agents and carriers market decreased in the first nine months of fiscal 2014 as compared to the same period last year by 7.2%, as a result of decreased sales to carriers, independent agents, and dealers, due in part to changes in the business models of the tier 1 retail carriers, who are now competing with us to sell to their customers.

Index
Total Gross Profit. Gross profit for the first nine months of fiscal 2014 decreased by 4.4% as compared with the first nine months of fiscal 2013. This decrease reflects a reduction in gross profit due to our fully transitioned 3PL retail store supply chain relationship, which was partially offset by an 8.3% increase in gross profit in our other ongoing markets. This increase was primarily driven by a 46.4% increase in our public system operators, contractors, and program managers market, and to a much lesser extent by a 6.3% increase in our commercial dealers and resellers market, and a 0.6% increase in our retailers, independent dealer agents and carriers market partially offset by a 5.8% decrease in our private and government system operators market. Overall gross profit margin increased to 24.8%, compared to 19.0% for the same period last year, primarily driven by the absence of the lower margin sales related to the transitioned 3PL relationship.

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

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases of the last 2 years and for fiscal 2014 year to date.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $2.3 million in the first nine months of fiscal 2014 as compared with the first nine months of fiscal 2013. Selling, general and administrative expenses as a percentage of revenues increased to 19.8% in the first nine months of fiscal 2014, from 14.9% in the first nine months of fiscal 2013, primarily as a result of the reduction in revenues related to the transitioned 3PL relationship.

Compensation expense increased by $2.0 million in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $1.8 million in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013. Our bonus programs are all based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the first nine months of fiscal 2013 than in fiscal 2014.

Marketing expense decreased by $2.4 million in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013, primarily due to a decrease in 3PL market development expenses, which were completely variable to Major 3PL relationship sales, partially offset by an increase in direct marketing expenses.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $193,500 and $693,000 for the nine months ended December 29, 2013 and December 30, 2012, respectively. During the first nine months of fiscal year 2014, we experienced lower than normal bad debt expense due in part to changes in estimates of amounts previously reserved.

Index
Interest, Net. Net interest expense increased from $83,100 in the first nine months of fiscal 2013 to $159,400 in the first nine months of fiscal 2014.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 38.9% in the first nine months of fiscal 2013 to 38.3% in the first nine months of fiscal 2014, primarily due to the expiration of a statute of limitations relating to an uncertain tax position. As a result of the factors discussed above, net income for the first nine months of fiscal 2014 decreased 10.6% and diluted earnings per share decreased 11.1%.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by (used in) operating, investing and financing activities for the nine months ended December 29, 2013 and December 30, 2012:

	Nine Months Ended
	December 29, 2013	December 30, 2012
Cash flows provided by (used in) operating activities	$11,643,600	$(1,155,700)
Cash flows used in investing activities	(2,792,700)	(4,234,900)
Cash flows used in financing activities	(5,037,500)	(10,226,300)
Net increase (decrease) in cash and cash equivalents	$3,813,400	$(15,616,900)

We generated $11.6 million of net cash from operating activities in the first nine months of fiscal 2014 compared with $1.2 million used in the first nine months of fiscal 2013. In the first nine months of fiscal 2014, our cash generated by operating activities was primarily driven by net income (net of depreciation, amortization, and non-cash stock-based compensation expense) and a decrease in accounts receivable partially offset by decreases in accounts payable and payroll, benefits and tax liabilities. The decrease in accounts receivable was primarily due to lower December sales in fiscal 2014 than fiscal 2013. The decrease in accounts payable is related to the timing of inventory purchases and payments and the decrease in payroll, benefits and tax liabilities is due to the payment of our annual bonuses.

Net cash used in investing activities of $2.8 million in the first nine months of fiscal 2014 were down from expenditures of $4.2 million in the first nine months of fiscal 2013. Cash used in both periods were due to capital expenditures. In the first nine months of fiscal 2014 the capital expenditures were largely comprised of investments in information technology. In the first nine months of fiscal 2013 the capital expenditures were comprised of both investments in information technology and leasehold improvements.

Net cash used in financing activities was $5.0 million for the first nine months of fiscal 2014 compared to net cash used in financing activities of $10.2 million for the first nine months of fiscal 2013.  For both the first nine months of fiscal 2014 and the first nine months of fiscal 2013, our cash outflow from financing activities was primarily due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

Index
We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of December 29, 2013, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants referenced above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility. On November 30, 2012, we entered into a Seventh Modification Agreement to allow for a special dividend paid during fiscal 2013.

Most recently, during the third fiscal quarter, we entered into a Ninth Modification Agreement (the “Ninth Modification Agreement”), dated as of October 16, 2013, further modifying the Credit Agreement and related promissory note for the revolving credit facility discussed above. Pursuant to and in connection with the Ninth Modification Agreement, the term of the revolving credit facility was extended yet again from May 31, 2014 to October 1, 2016. In addition, the amount of the allowable dividend payments under the Credit Facility was increased from $6.25 million (the previous stated amount) to $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. The Ninth Modification Agreement also provides for decreases in the applicable margins (from a range of 2.25% to 3.25% to a new range of 1.50% to 2.50%) and unused facility fees.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of December 29, 2013, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. Effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remain the same, except that commencing July 1, 2011, the note bears interest at a floating rate of LIBOR plus 2.00%.  As of December 29, 2013, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility, and had a balance of $2.4 million as of December 29, 2013.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 29, 2013, the principal balance of this term loan was $139,500.

Index
We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.18 per share was paid in November 2013. On January 22, 2014, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on February 19, 2014 to shareholders of record as of February 5, 2014. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 29, 2013, we do not have any material capital expenditure commitments.

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

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.4 million at December 29, 2013, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on December 29, 2013 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Index
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

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2003, our Board of Directors announced a stock buyback program. As of December 29, 2013, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. During the third quarter of fiscal 2014, the Company did not repurchase any shares of its common stock pursuant to this program. As of December 29, 2013, we had purchased an aggregate of 3,505,187 shares of our outstanding common stock pursuant to this program for approximately $30.7 million, or an average price of $8.76 per share. Accordingly, as of December 29, 2013, 88,163 shares remained available for repurchase under this program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No timetable has been set for completion or expiration of the program. Until December 30, 2011, our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limited to $25.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward.  Effective December 30, 2011, this limit was increased from $25.0 million to $30.0 million.  As of December 29, 2013, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 formatted in XBRL: (i) Consolidated Statement of Income and Income for the three and nine months ended December 29, 2013 and December 30, 2012; (ii) Consolidated Balance Sheet at December 29, 2013 and March 31, 2013; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 29, 2013 and December 30, 2012; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Index
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO TECHNOLOGIES INCORPORATED

Date:	February 7, 2014	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)