Form 10-K
period 2014-03-30
TESSCO TECHNOLOGIES INC
filed 2014-05-29
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 0‑24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 29, 2013, was $194,795,167.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 21, 2014, was 8,330,414.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders, scheduled to be held July 22, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1.	Business.

General

TESSCO Technologies Incorporated (TESSCO, we, or the Company) is Your Total Source® for making wireless work. The convergence of wireless and the internet is revolutionizing the way the world lives, works and plays. New systems and applications are unlocking potential at an unprecedented rate. TESSCO is there, thinking in new ways for exceptional outcomes. TESSCO architects and delivers the product and value chain solutions to organizations responsible for building, operating and maintaining wireless broadband systems.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors and integrators, wireless internet service providers, industrial and enterprise self-maintained users (including railroads, utilities, mining operators, oil and gas operators and technicians), governments, manufacturers, and value-added resellers, tier 1, 2 and 3 retail carrier stores and their independent agents, dealers and consumers, as well as other local and national retailers. We currently serve an average of approximately 12,700 non-consumer customers per month.

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

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Market (currently, NASDAQ Global Select) (symbol: TESS), since 1994. We operate under ISO 9001:2008 and TL 9000 registrations.

For information regarding our website address and material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Customers

Effective in the first quarter of fiscal 2014, we modified our internal organizational structure in order to streamline operations and have all sales operations report to one individual. As a result, we now evaluate our business and customers as one segment. However, to provide investors with increased visibility into the markets we serve, we report revenue and gross profit by the following customer market units: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; (4) retailers, dealer agents and carriers; and (5) our Major 3PL relationship with AT&T Mobility (AT&T) that was fully transitioned by the end of fiscal year 2013. All prior periods have been restated to reflect this change in internal organizational structure.

Public carriers, contractors and program managers are system operators that are generally responsible for building and maintaining the public infrastructure system and providing airtime service to individual subscribers, and accounted for approximately 27% of fiscal year 2014 revenue. Private system operators and government customers include commercial entities, major utilities, transportation companies, manufacturers, installation centers, federal agencies and state and local governments, and accounted for 20% of fiscal 2014 revenues. Commercial dealers and resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment for the enterprise and consumer markets. These resellers include local and national value-added resellers and retailers, and accounted for 25% of fiscal 2014 revenues. Our retailers, independent dealer agents and carriers market accounted for 28% of fiscal 2014 revenues. Finally, our Major 3PL relationship contributed no revenue this year, as our relationship with AT&T was fully transitioned by the end of fiscal 2013.

Our top ten customer relationships totaled 19% of our total revenue for fiscal 2014, and no customer relationship accounted for more than 5% of our total revenues. In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us. As of the close of our fiscal 2013, this business was fully transitioned, and AT&T is no longer our largest customer. This has resulted in a significant reduction in revenues but, because of the lower margins associated with this business, and our on-going cost reduction efforts, a lesser relative impact on overall profits in fiscal 2014. We continue to supply product to this customer’s other programs and to supply proprietary Ventev® products to AT&T retail stores.

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

For more detailed financial information regarding our business segments for each of the past three fiscal years, see Note 8 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to approximately $100,000 and gross profit margins ranging from 6% to over 97%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products, and mobile devices and accessories, which accounted for approximately 45%, 16%, 8%, and 31% of fiscal year 2014 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration. Network systems products are used to build and upgrade public and private wireless broadband networks. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, distributed antenna systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular and smart phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer brand-name products, a variety of products are developed, manufactured and offered under TESSCO-owned brands including Ventev®, Wireless Solutions®, and TerraWave®. The products we offer under these brands generally consist of device accessory products that fall into the mobile device and accessory product category, as well as WLAN and network systems accessory products and remote monitoring and control solutions that fall into the network systems category. Also, our WLAN certification training is offered under our training unit GigaWave® trade name and is reported in the network systems category. We have not incurred significant research and development expenditures in any of the last three fiscal years.

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

Revenues from sales of products purchased from our largest vendor, CommScope Inc., accounted for 16% of total revenues. Sales of products purchased from our ten largest vendors generated approximately 43% of our total revenues.

The amount of purchases we make from each of our approximately 380 vendors may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our vendors, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our vendors depends on being able to reach agreements with these vendors on business terms.  In addition, the agreements and arrangements on which most of our larger vendor relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months and two years.  Generally, we believe that alternative sources of supply are available for many of the product types we carry.

The scope of products available for purchase from a given vendor may fluctuate, and is generally limited only by the scope of the vendor’s catalog and available inventory. Therefore, we may often source the same product type from multiple vendors, although in some instances the availability of a branded product is limited to a particular vendor, in other business concerns might dictate that we favor one vendor over another. The terms of the vendor contract typically apply to all products purchased from a particular vendor, whether or not the item is specifically identified in the contract.

When negotiating with vendors, we seek the most favorable terms available under the circumstances. Our preferred terms include among others, terms that provide for product warranty and return rights, as well as product liability and intellectual property indemnification rights, in each case consistent with our preferred business methods and objectives. We have not been able, nor do we expect in the future to be able, to negotiate the inclusion of all our preferred terms, or our preferred language for those terms, in every contract. The degree of our success in this regard is largely a function of the parties’ relative bargaining positions.

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

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are organized on an end-market basis. Sales teams are focused on our customers: 1) public carriers, contractors, and program managers, 2) private system operators and governments, 3) commercial dealers and resellers, 4) retailers, dealer agents and carriers, and 5) until its transition in fiscal 2013, our major 3PL relationship with AT&T.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 249,000 existing customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. Additionally, we have information on approximately 506,000 contacts that serve as potential new customers in our market. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct‑marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications, and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance, and the overall enhancement of the business relationship. The process is aimed at attracting prospects to TESSCO, converting these prospects to buying customers, and ultimately migrating them to loyal, total-source monthly buyers.

Solutions Development and Product Management: We actively monitor advances in technologies and industry trends, both through market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our Solutions Services Team offers applications engineering to market-specific applications such as Positive Train Control, Smart Grid and fiber networks, custom integrated solutions for power systems, and site kitting and flexible custom network design services for areas such as in-building coverage, tower design, and wireless video surveillance systems.

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

Strategic Marketing: As a thought leader in the wireless industry, TESSCO’s marketing materials are used for both educating the industry and for promoting TESSCO’s value. We utilize our WPKS to develop both broad-based and customized product solution information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product solution and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is readily available electronically on TESSCO.com and is periodically sent to qualified customers in hard copy form; The Wireless Journal®, a trade journal with a bimonthly circulation of approximately 91,000, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed on a regular basis to an average of 23,000 different individuals and is uniquely produced for various portions of our customer base; The Wireless Bulletin® family, including The Wireless Bulletin for Accessories for Handsets, Tablets & Music Devices which has a bimonthly circulation of approximately 14,000, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Security & Surveillance, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed on an as-need basis in a given year; Technical Application Notes, interactive Systems Supported Reference Drawings, and White Papers, which provide in-depth planning and installation instructions and diagrams; and TESSCO.com®. In addition, TESSCO publishes online, Web-browser-enabled, companion versions of its many printed publications, including The Wireless Bulletin Online, The Wireless Guide Online, and The Wireless Journal Online.

TESSCO.com® is our e-commerce site and the gateway to Your Total Source® for the knowledge, products, and solutions for building, using, and maintaining and reselling wireless broadband solutions. It offers online access to a real-time system of Knowledge, Configuration, Delivery and Control of product and supply chain solutions and is intended for our commercial customers. Its feature-rich capabilities include:

•	Customer-specific home pages that offer customized presentations of relevant, market-specific content, tailored to logged-in users’ specific roles in wireless;
•	Powerful product and knowledge search capabilities enabled by Google search engine logic;
•	Real-time pricing and product availability;

•	Easy ordering capabilities, including a Worksheet ordering tool which is the foundation for building end-to-end solutions and requirements, and which allows for the construction and configuration of a total-source order; Worksheets can be immediately converted to an order, as well as saved, copied, shared, uploaded and emailed;
•	A Knowledge Center that unlocks all assets of TESSCO.com and enables the streamlined navigation of TESSCO’s knowledge content (articles, white papers, Systems Supported illustrations, videos, installation guides, product selection guides, or any other content featured on TESSCO.com);
•	A recommendation engine that offers product alternatives based on product attributes and past purchase history;
•	A variety of useful customer service, financial and technical support pages, including the Your Account page which includes all of the tools necessary to manage or modify orders, update the account, find the right support, review Worksheets, handle warranty claims, and explore TESSCO’s capabilities;
•	Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;
•	An Order Tracking Center that provides online order status, at every step of the way, of all order items, available in the real-time Your Account Portal;
•	Order reservations, order status, back-order details and four-month order history;
•	The ability to view invoices online and customer‑specific pricing, based on our tiered pricing levels tied to a customer's aggregate purchase volume;
•	Systems and Devices Supported pages feature interactive, how-to illustrations for a range of wireless applications that help with system design or device accessory support; the illustrations show the product required for a given application, allowing the user to configure an end-to-end solution and build a Worksheet;
•	Manufacturer portal pages designed to showcase each manufacturer partner’s offer in a custom fashion;
•	A Feedback Center that makes it easy for customers to provide input on our services, Knowledge Tools and Website; and
•	Interactive versions of various Knowledge Tools, including: several customized versions of The Wireless Bulletin®, The Wireless Update®, The Wireless Guide®, and The Wireless Journal®.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers decreased slightly from approximately 13,000 for fiscal year 2013 to approximately 12,700 in fiscal year 2014.  However, the average monthly purchase from customers, excluding purchases attributable to our now transitioned Major 3PL relationship, increased from $3,400 in fiscal year 2013 to $3,700 in fiscal year 2014.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 30, 2014 and March 31, 2013, we had an immaterial level of backlog orders. Most backlog orders as of March 30, 2014, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 30, 2014 and March 31, 2013, inventory write-offs were 0.3% and 0.4% of total purchases, respectively. In many cases, we are able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2014 and 2013 were 6.9 and 10.6, respectively. This decrease is largely due to the transition of our Major 3PL relationship at the end of fiscal year 2013, which had a shorter inventory turnover than our typical sales.

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

Performance and Delivery Guarantee (PDG) charges are generally calculated on the basis of the weight of the products ordered and on the delivery service requested, rather than on distance to the customer. We believe that this approach emphasizes on-time delivery instead of shipment dates, enabling customers to minimize their inventories and reduce their overall procurement costs while guaranteeing date specific delivery, thereby encouraging them to make us their total source supplier.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors, such as Superior Communications, Anixter, Brightstar, and Genco ATC Logistics in our retail market and Hutton Communications, KPG Logistics, Westcon, Comstor, Tech Data, Ingram Micro, Site Pro 1, Winncom, Graybar, VAV Wireless, Talley Communications and Alliance Corporation in our other markets. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 380 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

Intellectual Property

We seek to protect our intellectual property through a combination of trademarks, service marks, confidentiality agreements, trade secret protection and, if and when appropriate, patent protection. Thus far, we have generally sought to protect our intellectual property, including our product data and information, customer information and information technology systems, through trademark filings and nondisclosure, confidentiality and trade secret agreements. We typically require our employees, consultants, and others having access to our intellectual property, to sign confidentiality and nondisclosure agreements. There can be no assurance that these confidentiality and nondisclosure agreements will be honored, or whether they can be fully enforced, or that other entities may not independently develop systems, technologies or information similar to that on which we rely.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2014 and there are no material expenditures planned for such purposes in fiscal year 2015.

Employees

As of March 30, 2014, we had 821 full-time equivalent employees. Of our full-time equivalent employees, 451 were engaged in customer and vendor service, marketing, sales and product management, 290 were engaged in fulfillment and distribution operations and 80 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	70	Chairman, President and Chief Executive Officer
Robert B. Barnhill, Jr. has served as president and chief executive officer since founding the current business in 1982. Mr. Barnhill has been a director of the Company since 1982, and has served, and continues to serve, as Chairman of the Board since November 1993.

Aric Spitulnik	42	Senior Vice President, Secretary, and Chief Financial Officer
Aric Spitulnik joined the company in 2000. Mr. Spitulnik was appointed controller in 2005 and vice president in 2006. In 2012, he was appointed corporate secretary and in 2014, he was appointed a senior vice president. Since October 2013, Mr. Spitulnik has served as the Company’s chief financial officer.

Gerald T. Garland	63	Senior Vice President of the Product Lines of Business
Gerald T. Garland rejoined the Company in April 2003 and has served as senior vice president since April 2006. Mr. Garland has served as senior vice president of the installation, test and maintenance line of business since May 2005, as senior vice president of the mobile devices and accessories line of business since April 2004, and as senior vice president of the network infrastructure line of business since April 2003. In July 2011, Mr. Garland began serving as Senior Vice President of the Commercial Segment.  Since April 2013, Mr. Garland has served as Senior Vice President of the Product Lines of Business. Between September 1999 and April 2003, Mr. Garland served as director of business development with American Express Business Services and chief financial officer of Mentor Technologies, Inc. Mr. Garland served as the Company’s chief financial officer from September 1993 to September 1999.

Douglas A. Rein	54	Senior Vice President of Performance Systems and Operations
Douglas A. Rein joined the Company in July 1999 as Senior Vice President of Performance Systems and Operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Said Tofighi	59	Senior Vice President of Global Manufacturer Supply Chain and Ventev® Innovations
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

Our sales to customers and our purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, we have formal agreements or arrangements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice, and they typically contain no purchase or sale obligations. Many of our vendor contracts contain “evergreen” clauses, although this too is largely a matter of administrative convenience, because the contracts are nevertheless terminable on short notice, and because no purchase and sale obligation in any event arises other than pursuant to an accepted purchase order. When negotiating with vendors, we seek the most favorable terms available under the circumstances. Our preferred terms include, among others, terms that provide for product warranty and return rights, as well as product liability and intellectual property indemnification rights, in each case consistent with our preferred business methods and objectives. We have not been able, nor do we expect in the future to be able to negotiate the inclusion of all our preferred terms, or our preferred language for those terms, in every contract. The degree of our success in this regard is largely a function of the parties’ relative bargaining positions.

When unable to negotiate the inclusion of our preferred terms or preferred language in a particular vendor contract, we assess any increased risk presented, as well as mitigating factors, analyze our overall business objectives, and then proceed accordingly.  In some instances, we refuse the contract and seek other sources for the product, and in other instances business objectives and circumstances are determined to outweigh or mitigate any increased risk, or otherwise dictate that we proceed with the contract notwithstanding.  We consistently seek to manage contractual risks, and are not aware of any significant unanticipated losses resulting from a vendor contract not including our preferred terms or language. However, even when we are successful in negotiating our preferred terms, vendor performance of these terms is not assured.

If our vendors or suppliers refuse to, or for any reason are unable to supply products to us, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to make purchases from other sources, experience significant changes in demand internally or from their own customer bases, become financially unstable, or are acquired by another company, our ability to generate revenues from these customers may be significantly affected, resulting in an adverse effect on our financial position and results of operations.

The loss or any change in the business habits of key customers or vendors, including the recent loss of our AT&T third party logistics retail supply chain relationship, may have a material adverse effect on our financial position and results of operations.

Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. In fiscal year 2013, sales to our largest customer relationship, AT&T Mobility, accounted for approximately 30% of total revenues. The transition of this retail store supply chain business with AT&T was completed in the fourth quarter of our fiscal 2013, and revenues from this business have therefore terminated.

The transition and termination of this relationship and loss of the associated revenues resulted in a decrease in our overall revenues of 26% in fiscal 2014.  However, this business carried a lower margin than does our continuing business, and as a result the impact on gross profit, while still significant, only resulted in a decrease of 6% of total gross profit in fiscal 2014.  Also, after the transition of our relationship with AT&T, our customer concentration is now small, with no customer accounting for more than 5% of total revenues in fiscal 2014. However, customer mix can change rapidly, and we may see changes in the customer concentrations in the future.

Sales of products purchased from our largest vendor, CommScope Inc. generated approximately 16% of our total revenues in fiscal 2014, and sales from our largest ten vendors generated approximately 43% of total revenues.  As is the case with many of our vendor and customer relationships, our contractual arrangement with CommScope Inc. is terminable by either party upon several months’ notice. If this contract and our relationship with CommScope Inc., or other significant vendor relationships, terminate for any reason and we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected.

We have experienced the loss and changes in the business habits of significant customer and vendor relationships in the past and expect to do so in the future. It is the nature of our business. Over the past decade, however, we have generally been successful in replacing significant customer and vendor relationships when lost.  However, the loss of customer relationships like AT&T, and the corresponding reduction in the volume of product sales identified to those relationships, can affect our negotiating ability with vendors supplying those products.  This can affect our margins in sales of those products to other customers.  If we are unable to replace those products at favorable pricing and terms, or if we are unable to acquire those products from vendors or offer those products to our customers on favorable terms, our competitiveness may suffer and result in reduced revenues and profits.  There can be no assurance that we will be successful in replacing any of our current or future vendor or customer relationships if and when lost, or in the event of a substantial reduction in revenues from or attributable to any such relationship.

Changes in customer or product mix could cause our gross margin percentage to decline.

From time to time, we experience changes in customer and product mix that effects gross margin. Changes in customer and product mix result primarily from changes in customer demand, customer acquisitions, selling and marketing activities and competition. If rapid growth in the public carriers, contractors and program managers market, and specifically for distributed antenna systems products, continues, we will face pressure to maintain current gross margins. There can be no assurance that we will be able to maintain historical gross margins in the future.

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

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. While we generally expect to either extend or replace our credit facilities at term expirations, there can be no assurances that we will be able to do so on favorable terms, or at all. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business. Our current revolving credit facility expires in October 2016. Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

Our ability to borrow funds under our revolving credit agreement could be constrained by the level of eligible receivables and inventory.

Our borrowing availability under our existing revolving credit facility is limited to certain amounts of eligible accounts receivable and inventory.  If the value of eligible accounts receivable and inventory were to decrease significantly, the amount available for borrowing under the facility could decrease or our ability to borrow under our credit facility could be suspended or terminate. As of the end of fiscal 2014, our asset balance continues to support the full amount available under our current facility and our earnings have kept us in compliance with all current debt covenants. There are no assurances, however, that we will continue to comply with all applicable covenants, and in the event that we do not, our ability to borrow under our revolving credit facility could be suspended or terminate.

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain of our products, and customers may seek other sources if we are unable to demonstrate to their satisfaction that our products are conflict free.

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and its implementing SEC regulations.  The Dodd-Frank Act imposes new supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in certain of the products that we acquire from vendors and distribute to customers and are also found in certain products in our Ventev® product line that we contract to be manufactured by others or that we assemble.  The implementation of these new regulations may limit the sourcing and availability of some of the raw materials used in certain of these products. This in turn may affect our ability to obtain sufficient quantities of our products and may affect related pricing. Because we are considered a manufacturer of certain of our Ventev® products, we subject to additional “conflict minerals” diligence and disclosure requirements with regard to these products.   Some of our customers may elect to disqualify us as a supplier if we are unable to verify that the products we sell to them are DRC conflict free.

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

The wireless service carrier industry has experienced significant consolidation in recent years. If any of our significant customers or partners are acquired or consolidate with other carriers, or are otherwise involved in any significant transaction that results in them ceasing to do business with us, or significantly reducing the level of business that they do with us, our revenues from those customers could be significantly affected, possibly resulting in an adverse effect on our financial position and results of operations.

The failure of our information systems, or our inability to maintain or upgrade our information systems without incident or delay, could have a material adverse effect on our business, financial position and results of operations.

We are highly dependent upon our internal computer and telecommunication systems, many of which are proprietary, to operate our business. These systems support all aspects of our business operations, including inventory and order management, shipping, receiving and accounting. Most of our information systems contain a number of internally developed applications. In addition, these systems require continued maintenance and also require upgrading or replacement from time to time. There can be no assurance that our information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our information systems, that we will be able to convert to new systems efficiently as and when necessary, or that we will be able to integrate new programs effectively with our existing programs. Any of such problems, or any significant damage or destruction of these systems, could have an adverse effect on our business, financial position and results of operations.

We depend heavily on e-commerce, and website security breaches or Internet disruptions could have a material adverse effect on our business, financial position and results of operations.

We rely on the Internet (including TESSCO.com®) for a significant percentage of our orders and information exchanges with our customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. There can be no assurances that our website will not experience any material breakdowns, disruptions or breaches in security. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers or suppliers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information or placing orders. This could have an adverse effect on our business, financial position and results of operations.

System security breaches or data protection breaches could adversely disrupt our business and harm our reputation, financial position and results of operations.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store and transmit large amounts of data, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or vendors, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely effect our business, results of operations or cash flows.

The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  We rely heavily upon our senior management team. The loss of any of these individuals, particularly our President and the Chairman of our Board of Directors, Robert B. Barnhill, Jr., could have a material adverse effect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs). If performance targets associated with these PSUs are not met, or the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. As of the end of the year, there were 461,089 shares available for future awards under our incentive plans and we have no immediate plans to get shareholder approval for an increase in such number.

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

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill and indefinite lived asset valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 30, 2014, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 6.8% of total assets.

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

In an effort to protect our intellectual property, including our product data, customer information and information technology systems, through trademark filings and nondisclosure, confidentiality and trade secret agreements, we typically require our employees, consultants and others having access to this information or our technology to execute confidentiality and non-disclosure agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could adversely affect our business. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants and others have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our proprietary information or trade secrets could impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations. Others may obtain patent protection for technologies that are important to our business, and as a result, our business, financial position and results of operations may be adversely affected. In response to patents of others, we may need to license the rights to use the technology patented by others, or in the event that a license cannot be obtained, design our systems around the patents of others. There can be no assurances as to our ability to obtain any such licenses or to design around the patents of others, and our inability to do so could have an adverse effect on our business, financial position and results of operations.

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

We rely on arrangements with independent shipping companies, for the delivery of our products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely effected by an increase in freight surcharges due to rising fuel costs and added security. This could adversely impact our selling, general and administrative expenses or lead to price increases to our customers which could decrease customer demand for our products.

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

We may be subject to litigation.

We may be subject to legal claims or regulatory matters involving stockholder, consumer, antitrust, intellectual property and other issues. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or other adverse effects. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial position and results of operations for the period in which the ruling occurred or future periods.

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

Our product offering includes a growing number of our own proprietary products, which represented approximately 12% of our sales in fiscal 2014. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have a material adverse effect on our business and financial performance.

Claims that our products infringe the proprietary rights of others could harm our business and cause us to incur significant costs.

Our industry has increasingly been subject to patent and other intellectual property rights litigation. We expect this trend to continue and accelerate and expect that we may be required to defend against this type of litigation, not only asserted against our own intellectual property rights, but also against the intellectual property of products which we have purchased for resale. Further, we may be obligated to indemnify and defend our customers if the products or services we supply to them are alleged to infringe a third party’s intellectual property rights. While we may be able to seek indemnification from our suppliers to protect our customers and us from such claims, there is no assurance that we will be successful in negotiating contractual terms with our suppliers to provide for such indemnification, or that we will otherwise be successful in obtaining such indemnification or that we will be protected from such claims. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or vendors who may or may not have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement may require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products or services, which could affect our ability to compete effectively. If an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

We may be adversely affected by future laws or regulations.

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or vendors or restrict our actions and adversely affect our financial condition, operating results and cash flows. An example of such changing regulation is the adoption by the SEC of annual disclosure and reporting requirements for those SEC reporting companies who manufacture or contract to manufacture products that contain conflict minerals, when such minerals are necessary to the production or functionality of such product. Each reporting company is required to conduct a reasonable country of origin inquiry to determine whether such minerals were mined from the DRC. These new requirements require due diligence efforts, with initial disclosure requirements beginning in June 2014. There are costs and uncertainties associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals that we may find to be used in our products. In addition, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the products we sell to them are DRC conflict free.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 63% of our outstanding common stock as of March 30, 2014. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 23% of our outstanding common stock as of March 30, 2014. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

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

Our sales, marketing and administrative offices are located in leased office space near the GLC, in Timonium Maryland. On February 15, 2011, this lease was amended and now expires on December 31, 2017. On June 4, 2012, this lease was further amended to increase the amount of leased space to 102,200 square feet, and monthly rent payments now range from $157,900 to $177,700 throughout the remaining lease term.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. On December 2, 2013, we exercised an extension option under the terms of this lease, extending the expiration date from July 31, 2014 to July 31, 2017. Under the terms of the extension, we have an ongoing annual option to terminate this lease. Monthly rent for this facility ranges from $33,000 to $35,700 throughout the extended lease term.

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Our San Antonio office moved to a new location in January 2013. Monthly rent payments range from $14,700 to $16,900 and the lease expires October 31, 2018.

West coast sales and fulfillment are facilitated by our Company-owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities.

While we anticipate the need for additional space, we believe our existing facilities are generally adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations. The GLC is encumbered by a deed of trust as security for a term loan. See Note 6 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local tax returns are currently under examination, except for a Texas income tax audit for the 2008 and 2009 tax years.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Global Select Market, since September 28, 1994, under the symbol "TESS." The quarterly range of prices per share during fiscal years 2013 and 2014 are as follows:

	High	Low	Dividends Declared
Fiscal Year 2013
First Quarter	$26.46	$17.80	$0.18
Second Quarter	23.51	17.08	0.18
Third Quarter	23.25	18.53	0.93
Fourth Quarter	0.26	0.21	0.18

Fiscal Year 2014
First Quarter	$26.57	$18.60	$0.18
Second Quarter	34.32	26.35	0.18
Third Quarter	41.99	32.55	0.18
Fourth Quarter	41.24	31.28	0.20

As of May 21, 2014, the number of shareholders of record of the Company was 116. We estimate that the number of beneficial owners as of that date was approximately 2,901.

On July 28, 2009, we announced that our Board of Directors determined to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2014 and 2013 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Until December 30, 2011, our revolving credit facility limited the amount of cash dividends that we may pay to $5.0 million annually. As of December 30, 2011, this amount was increased to $6.25 million in any twelve month period, and as of October 16, 2013, this amount was increased to $8.0 million in any twelve month period. Additionally, on November 30, 2012 this agreement was further amended to allow for a special one-time dividend of $0.75 per share of common stock, or $6.04 million, paid on December 27, 2012.

During the first quarter of fiscal year 2004, our Board of Directors approved a stock buyback program. At March 30, 2014, our Board of Directors had authorized the purchase of up to 3,593,350 shares of outstanding common stock under the stock buyback program. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Through the end of the fiscal year 2014, we had repurchased 3,505,187 shares through the program for approximately $30.7 million, or an average price of $8.76 per share. No shares were repurchased in fiscal 2012, 2013, or 2014. An aggregate of 88,163 shares remained available for repurchase under this program at March 30, 2014. On April 23, 2014, our Board of Directors expanded the stock buyback program and authorized the purchase on a non-accelerated basis of up to $10 million of the Company’s stock over a 24-month period, ending in April 2016.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2014 and 2013 the total value of shares withheld for taxes were $1,646,300 and $2,161,900, respectively.

Our revolving credit facility and term loan with Wells Fargo Bank, National Association and SunTrust Bank limit to $30.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. At March 30, 2014, we had the ability to repurchase approximately $16.3 million in additional shares of our common stock without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 29, 2009 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of March 29, 2009 to March 30, 2014. The graph assumes that all dividends, if any, were reinvested.

	3/29/2009	3/28/2010	3/27/2011	4/1/2012	3/31/2013	3/30/2014
TESSCO Technologies Incorporated	$100.00	$301.24	$232.13	$522.45	$475.00	$789.71
Russell 2000	100.00	160.41	196.99	201.41	234.25	287.28
Old Peer Group [1]	100.00	148.08	190.04	255.22	266.71	325.19
New Peer Group [2]	100.00	152.56	193.72	253.96	260.46	319.06

1 – The old peer group consists of the following: Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., and InfoSonics Corporation.
2 – The new peer group consists of the following: Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., InfoSonics Corporation, and Tech Data Corp.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company. Note: Tech Data Corp has been added to our peer group again as their SEC filings are now up to date.

Item 6.	Selected Financial Data

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012	March 27, 2011	March 28, 2010
STATEMENT OF INCOME DATA
Revenues	$560,086,600	$752,565,000	$733,389,900	$605,219,200	$522,031,500
Cost of goods sold	421,928,700	605,525,800	584,733,700	471,938,600	398,706,300
Gross profit	138,157,900	147,039,200	148,656,200	133,280,600	123,325,200
Selling, general and administrative expenses	111,668,000	117,820,600	121,652,400	117,305,100	108,269,000
Income from operations	26,489,900	29,218,600	27,003,800	15,975,500	15,056,200
Interest, net	177,700	224,200	292,900	420,600	318,300
Income before provision for income taxes	26,312,200	28,994,400	26,710,900	15,554,900	14,737,900
Provision for income taxes	10,063,100	11,200,500	10,274,000	5,536,700	5,599,100
Net income	$16,249,100	$17,793,900	$16,436,900	$10,018,200	$9,138,800
Diluted earnings per share (1)(2)	$1.94	$2.15	$2.03	$1.27	$1.19
Cash dividends declared per common share (1)	$0.74	$1.47	$0.55	$0.40	$0.20

Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.3	80.5	79.7	78	76.4
Gross profit	24.7	19.5	20.3	22	23.6
Selling, general and administrative expenses	19.9	15.7	16.6	19.4	20.7
Income from operations	4.7	3.9	3.7	2.6	2.9
Interest, net	0.0	0.0	0.1	0.1	0.1
Income before provision for income taxes	4.7	3.9	3.6	2.6	2.8
Provision for income taxes	1.8	1.5	1.4	0.9	1.1
Net income	2.9%	2.4%	2.2%	1.7%	1.8%

SELECTED OPERATING DATA
Average non-consumer buyers per month	12,700	13,000	13,000	12,700	12,400
Return on assets (3)	8.5%	9.0%	9.1%	6.4%	6.8%
Return on equity (4)	14.9%	18.1%	19.1%	13.5%	14.1%

BALANCE SHEET DATA
Working capital	$88,090,400	$76,551,700	$65,779,800	$49,379,000	$46,793,200
Total assets	186,960,300	194,300,000	202,497,700	158,701,800	151,346,700
Short‑term debt	250,200	249,700	249,200	359,100	380,000
Long‑term debt	2,208,200	2,458,300	2,708,000	2,959,100	3,328,000
Shareholders' equity	114,828,100	102,802,600	93,651,900	78,880,100	69,645,200

(1)	All per share numbers prior to March 27, 2011 have been retroactively restated for all periods presented to reflect the May 26, 2010 stock dividend in order to effect a 3-for-2 stock split.
(2)
Diluted earnings per share prior to March 28, 2010 have been adjusted to show the effects of adoption of the FASB standard addressing accounting for participating securities under the two-class method. See Note 12 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 30, 2014 for further discussion.

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
We evaluate our business and customer base as one segment. This segment includes the following markets: (1) public carriers, contractors, and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; (4) retailers, dealer agents and carriers; and (5) our Major 3PL Relationship with AT&T, that was fully transitioned at the end of fiscal 2013.

We offer a wide range of products that are classified into four business categories: base station infrastructure; network systems; installation, test and maintenance; and mobile devices and accessories. Base infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and Internet networks. We have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile devices and accessory products include cellular phone and data device accessories.  Our customers generally have the ability to purchase any of our product categories.

In April 2012, we were notified by AT&T, a Tier 1 cellular carrier then purchasing phone accessories from us, of their intention to transition their third party logistics, or 3PL, retail store supply chain business, which, at that time, made up the vast majority of our AT&T revenues, away from us beginning in the second quarter of our fiscal 2013. As this transition continued toward completion, revenues from this relationship for the fourth quarter of fiscal 2013 declined significantly, although this transition resulted in a lesser relative impact on overall profits. This reduction in revenue for the second half of fiscal 2013 was more than fully offset by an increase over fiscal 2012 in our non-AT&T revenues. While there was no revenue in 2014 for the transitioned 3PL business, we have continued to supply product to this customer’s other programs and to supply proprietary Ventev® products to AT&T retail stores. Due to the loss of this 3PL relationship, which generated $213.5 million in revenues during fiscal 2013, we experienced a significant decline (25.6%) in overall revenues in fiscal 2014, however, gross profit declined only 6.0% in fiscal 2014.

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

Results of Operations

The following tables summarize the results of our operations for fiscal years 2014, 2013 and 2012:

(Dollars in thousands, except per share data)			2013 to 2014			2012 to 2013
	2014	2013	$ Change	% Change	2012	$ Change	% Change
Market Revenues
Public Carriers, Contractors & Program Managers	$149,196	$111,146	$38,050	34.2%	$73,824	$37,322	50.6%
Private & Government System Operators	115,316	121,313	(5,997)	(4.9%)	129,129	(7,816)	(6.1%)
Commercial Dealers & Resellers	140,552	138,737	1,815	1.3%	125,431	13,306	10.6%
Retailers, Independent Dealer Agents & Carriers	155,023	167,895	(12,872)	(7.7%)	153,803	14,092	9.2%
Revenues, excluding Major 3PL relationship	560,087	539,091	20,996	3.9%	482,187	56,904	11.8%
Major 3PL relationship	--	213,474	(213,474)	(100.0%)	251,203	(37,729)	(15.0%)
Total Revenues	$560,087	$752,565	$(192,478)	(25.6%)	$733,390	$19,175	2.6%

(Dollars in thousands, except per share data)			2013 to 2014			2012 to 2013
	2014	2013	$ Change	% Change	2012	$ Change	% Change
Market Gross Profit
Public Carriers, Contractors & Program Managers	$31,013	$24,183	$6,830	28.2%	$17,101	$7,082	41.4%
Private & Government System Operators	31,607	33,596	(1,989)	(5.9%)	35,860	(2,264)	(6.3%)
Commercial Dealers & Resellers	39,396	38,345	1,051	2.7%	35,393	2,952	8.3%
Retailers, Independent Dealer Agents & Carriers	36,142	35,903	239	0.7%	33,421	2,482	7.4%
Gross Profit, excluding Major 3PL relationship	138,158	132,027	6,131	4.6%	121,775	10,252	8.4%
Major 3PL relationship	--	15,012	(15,012)	(100.0%)	26,881	(11,869)	(44.2%)
Total Gross Profit	138,158	147,039	(8,881)	(6.0%)	148,656	(1,617)	(1.1%)

Selling, general and administrative expenses	111,668	117,821	(6,153)	(5.2%)	121,652	(3,831)	(3.1%)
Income from operations	26,490	29,218	(2,728)	(9.3%)	27,004	2,214	8.2%
Interest, net	178	224	(46)	(20.7%)	293	(69)	(23.5%)
Income before provision for income taxes	26,312	28,994	(2,682)	(9.3%)	26,711	2,283	8.5%
Provision for income taxes	10,063	11,200	(1,137)	(10.2%)	10,274	926	9.0%
Net income	$16,249	$17,794	$(1,545)	(8.7%)	$16,437	$1,357	8.3%

Diluted earnings per share	$1.94	$2.15	$(0.21)	(9.7%)	$2.03	$0.12	5.9%

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues. Revenues for fiscal year 2014 decreased 25.6% as compared to fiscal year 2013, largely due to the completed transition of our Major 3PL retail store supply chain relationship, prior to the beginning of the first quarter of fiscal 2014. Excluding the transitioned Major 3PL relationship, our revenues grew by 3.9% as compared to fiscal 2013. Revenue from the public carriers, contractors and program managers market grew by 34.2%. This growth was primarily driven by our customers need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 1.3%. Revenue within the private and government system operators markets declined 4.9%, which we attributed to economic uncertainties as well as government spending cuts. Revenues in our retailers, independent dealer agents and carriers market decreased 7.7%, as a result of decreased sales to carriers, independent agents and dealers, due in part to changes in the business models of tier 1 retail carriers, many of which are now competing with us to sell to their customers. As noted above, in April 2012, we were notified by AT&T of their intention to transition their 3PL retail store supply chain business, which accounted for the vast majority of our historical AT&T revenues, away from us beginning in the second quarter of our fiscal 2013. This transition was completed by the close of our fiscal 2013 and, therefore, there were no Major 3PL revenues in fiscal 2014.

Gross Profit. Gross profit decreased 6.0% in fiscal year 2014 compared to fiscal year 2013. This reflects a reduction in gross profit due to our fully transitioned 3PL retail store supply chain relationship which was partially offset by a 4.6% increase in gross profit in our other ongoing markets. This increase was primarily driven by a 28.2% increase in our public carriers, contractors, and program managers market, and to a march lesser extent by a 2.7% increase in our commercial dealers and resellers market, and a 0.7% increase in our retailers, independent dealer agents and carriers market partially offset by a 5.9% decrease in our private and government system operators market. Overall gross profit margin increased to 24.7%, compared to 19.5% in fiscal year 2013, primarily driven by the absence of the lower margin sales related to the transitioned Major 3PL relationship.

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

We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases of the last 3 fiscal years.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 5.2% during fiscal year 2014 as compared to fiscal year 2013. Total selling, general and administrative expenses as a percentage of revenues increased from 15.7% in fiscal year 2013 to 19.9% in fiscal year 2014, primarily as a result of the reduction in revenues related to the transitioned 3PL relationship.

The largest factors contributing to the overall decrease in total selling, general and administrative expenses were decreased AT&T market development expenses, decreased pay for performance bonus expense, and lower corporate support expenses, partially offset by increased compensation.

Marketing expenses decreased by $2.1 million, or 38.1%, in fiscal year 2014 as compared to fiscal year 2013, primarily due to a decrease in 3PL market development expenses, which were completely variable to Major 3PL relationship sales, partially offset by an increase in advertising and other direct marketing expenses.

Pay for performance bonus expense (including both cash and equity plans) decreased by $4.7 million in fiscal year 2014 as compared to fiscal year 2013. Our bonus programs are all based on annual performance targets. The relationship between targeted performance and actual performance led to lower bonus accruals in fiscal 2014 than in fiscal 2013.

Corporate support expense decreased approximately $1.4 million, or 17.0%, in fiscal year 2014 as compared to the fiscal year 2013. This decrease was primarily related to lower bad debt expense in addition to lower new product development costs.

Compensation expense increased by $2.2 million, or 4.8%, in fiscal year 2014 as compared to fiscal year 2013, primarily due to growth in our business generation teams.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $202,000 and $1,197,300 for fiscal year 2014 and fiscal year 2013, respectively. During fiscal 2014, we experienced lower than normal bad debt expense due in part to changes in estimates of amounts previously reserved.

Interest, Net. Net interest expense decreased from $224,200 in fiscal year 2013 to $177,700 in fiscal year 2014, primarily due to decreased average borrowings on our revolving credit facility, as well as a decrease in the interest rate on our revolving credit facility, which occurred in the third quarter of fiscal year 2014.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2014 and 2013 were 38.2% and 38.6%, respectively. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2014 decreased 8.7% and 9.8%, respectively, compared with fiscal year 2013.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues. Revenues for fiscal year 2013 increased 2.6% as compared to fiscal year 2012. The public carrier, contractor and program manager market grew revenues by 50.6%. This growth was primarily driven by our customers’ need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 10.6%. We continue to see strong opportunities for our proprietary and customized solutions in this market, as these customers continue to build and enhance their own private wireless applications.  The private and government system operators market revenue declined 6.1%, which we attribute primarily to economic uncertainties and government spending cuts. The retailers, independent dealer agents, and carriers market grew revenues by 9.2%. Our Major 3PL relationship completed its transition in the fourth quarter of fiscal 2013, and as a result, revenues from this relationship decreased by 15.0% in fiscal 2013 compared to 2012.

Gross Profit. Gross profit decreased 1.1% in fiscal year 2013 compared to fiscal year 2012. Our Major 3PL relationship market showed a decrease in sales, with a larger decrease of 44.2% in gross profit due to the transition of the AT&T third party logistics retail supply chain business. Additionally, our private and government system operators market experienced a 6.3% decline in gross profit. This decrease in gross profit was partially offset by a 7.4% increase in the retailers, independent dealer agents and carriers market, a 41.4% increase in our public carrier, contractor and program manager market, and an 8.3% increase in our commercial dealers and resellers market. Overall gross profit margin decreased to 19.5%, compared to 20.3% in fiscal year 2012, primarily driven by the continued decline in AT&T gross margin. Excluding our Major 3PL relationship, gross profit margin decreased from 25.4% in fiscal year 2012 to 24.5% in fiscal year 2013, due in part to higher dollar, lower margin public carrier, contractor and program manager market sales.

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

As previously reported, in connection with his departure effective November 27, 2012, our previous Chief Financial Officer was paid 1.65 times his base salary, or $499,125, and the sum of $102,424, as the prorated amount of any Value Share incentive compensation due for the current fiscal year.  Additionally, in accordance with the terms of the applicable agreements, all of his earned but not yet vested PSU shares (30,563 shares) vested and were issued. The impact of these payouts and accelerated vesting, net of previously accrued bonus and PSU amortization that was reversed, was approximately $550,000.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2014	2013	2012
Cash flow provided by operating activities	$18,665,400	$3,352,400	$21,745,500
Cash flow used in investing activities	(4,715,500)	(5,354,000)	(6,513,700)
Cash flow used in financing activities	(6,950,000)	(11,742,000)	(5,198,400)
Net increase (decrease) in cash and cash equivalents	$6,999,900	$(13,743,600)	$10,033,400

We generated $18.7 million of net cash from operating activities in fiscal year 2014. Our cash inflow from operating activities was driven by net income (net of depreciation and amortization and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by a decrease in trade accounts payable and accrued payroll, benefits, and taxes. The decrease in accounts receivable is related to the AT&T transition. The decrease in trade accounts payable was caused by the timing of inventory purchases in the fourth quarter. The decrease in accrued payroll, benefits, and taxes was driven by higher bonus accruals in fiscal 2013 (and their subsequent payouts in fiscal 2014) compared to bonus accruals in fiscal 2014.

In fiscal year 2013 our cash inflow from operating activities was driven by net income (net of depreciation and amortization and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by an increase in product inventory and  decreases in trade accounts payable and accrued payroll, benefits and taxes. The decrease in accounts receivable was related to the transition of our Major 3PL relationship.  The increase in inventory is intended to improve service levels to support increased customer demand and improve availability. The decrease in trade accounts payable is related to this transition, causing lower AT&T inventory purchases and lower accruals related to AT&T market development funds, partially offset by higher non-AT&T inventory purchases. The decrease in accrued payroll, benefits and taxes was driven by higher bonus accruals in fiscal 2012 (and their subsequent payouts in fiscal 2013) compared to bonus accruals in fiscal 2013.

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

Capital expenditures of $4.7 million in fiscal year 2014 were down from $5.4 million in fiscal year 2013. In fiscal year 2014 capital expenditures were largely comprised of $4.3 million for investments in information technology. Fiscal year 2013 capital expenditures were largely comprised of $1.6 million for leasehold improvement and $1.0 million for furniture and fixtures expenditures, related to a build-out and reorganization of our administrative offices and $2.2 million for investments in information technology. Fiscal year 2012 capital expenditures primarily consisted of $2.3 million for leasehold improvement and $1.4 million for furniture and fixtures expenditures, related to a build-out and reorganization of our administrative offices, and $2.0 million for investments in information technology. A portion of the leasehold improvement expenditures for both 2012 and 2013 were reimbursed to us by our landlord during the respective fiscal year, pursuant to the applicable terms of our lease. We received payments of $0.6 million and $1.2 million in fiscal 2013 and fiscal 2012, respectively, for tenant improvement.

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

In the first quarter of fiscal year 2004 we commenced a stock buyback program, though no shares were purchased during fiscal 2014, 2013 or 2012. From the beginning of our stock buyback program (the first quarter of fiscal year 2004), through the end of fiscal year 2011, a total of 3,505,187 shares have been purchased under this program for approximately $30.7 million, or an average price of $8.76 per share. Our Board of Directors had authorized the purchase of up to 3,593,350 shares in the aggregate, and therefore, 88,163 shares remained available to be purchased as of the end of fiscal year 2014. On April 23, 2014, however, our Board of Directors expanded our stock buyback program and authorized the purchase on a non-accelerated basis of up to $10 million of the Company’s stock over a 24-month period, ending in April 2016. Our Board of Directors believes that the repurchase of our shares, when appropriate, is an excellent use of funds to enhance long-term shareholder value. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Any purchases will be funded from working capital and/or our revolving credit facility. The actual number of shares to be repurchased remains to be determined. We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested equity grants. For fiscal years 2014 and 2013 this totaled $1,646,300 and $2,161,900, respectively.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, which was modified as described below. The note bore interest at a floating rate of LIBOR plus 1.75% until June 30, 2011 whereupon the modified terms as described below took effect. The note is secured by a first position deed of trust encumbering our company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility, and had a balance of $2.3 million as of March 30, 2014.

On May 20, 2011, but effective July 1, 2011, we entered into a loan modification agreement with Wells Fargo Bank, National Association, and SunTrust Bank to extend the maturity date of the term loan to July 1, 2016. The key provisions of the loan otherwise remained the same, except that commencing July 1, 2011, the interest rate changed to a floating rate of LIBOR plus 2.00%.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 30, 2014 we had a zero balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility. On November 30, 2012, we entered into a Seventh Modification Agreement to allow for a special dividend paid during fiscal 2013.

During the third quarter of fiscal 2014, we entered into a Ninth Modification Agreement (the “Ninth Modification Agreement”), dated as of October 16, 2013, further modifying the Credit Agreement and related promissory note for the revolving credit facility discussed above. Pursuant to and in connection with the Ninth Modification Agreement, the term of the revolving credit facility was extended from May 31, 2014 to October 1, 2016. In addition, the amount of dividend payments allowable under the Credit Facility was increased from $6.25 million (the previous stated amount) to $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. The Ninth Modification Agreement also provides for decreases in the applicable margins (from a range of 2.25% to 3.25% to a new range of 1.50% to 2.50%) and unused facility fees.

The terms of this revolving credit facility, as amended, allow us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of March 30, 2014, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

Pursuant to the relevant documents, the financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to our existing Term Loan with the same lenders. Accordingly, the amendments to the Credit Agreement also have the effect of amending the financial covenants applicable to the Term Loan.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 30, 2014, the principal balance of this term loan was approximately $133,400.

Working capital (current assets less current liabilities) increased to $88.1 million as of March 30, 2014, from $76.6 million as of March 31, 2013, primarily due to a decrease in accounts payable and accrued payroll, benefits and taxes, as well as an increase in cash, partially offset by a decrease in accounts receivable, which is primarily due to the AT&T transition. Shareholders' equity increased to $114.8 million as of March 30, 2014, from $102.8 million as of March 31, 2013, primarily due to increased retained earnings due to fiscal year 2014 net income, partially offset by cash dividends paid and net increases in additional paid-in-capital.

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

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 30, 2014:

	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

Long-Term Debt Obligations	$2,458,400	$250,200	$2,151,900	$56,300	$--
Revolving credit facility	--	--	--	--	--
Lease Obligations	11,034,600	2,989,700	5,916,300	2,128,600	--
Interest payments (1)	105,000	47,500	56,300	1,200	--
Other Long-Term Liabilities (2)	1,087,500	--	75,000	150,000	862,500
Tax contingency reserves (3)	604,900	--	--	--	--
Total contractual cash obligations	$15,290,400	$3,287,400	$8,199,500	$2,336,100	$862,500

(1)	Interest payments include amounts owed on notes payable at their stated contractual rate, as well as interest payments on our note with a bank at a variable rate of LIBOR plus 2.00%.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.
(3)
We are unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $0.6 million balance of our tax contingency reserves, net of federal tax benefits. See further discussion in Note 10—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We record revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed and determinable, and 4) collectability is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. We record revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. For a portion of our sales, we use FOB destination terms and record the revenue when the product is received by the customer. Our prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record revenues on transactions where collectability is reasonably assured.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (approximately 2% of our total revenues for fiscal 2014).

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet includes goodwill of approximately $11.7 million and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Based on the Company’s qualitative assessment for fiscal 2013, we have concluded that it is not more likely than not that the carrying value of any of our reporting units with goodwill is above the fair value of the related reporting unit.  As a result, no quantitative testing was deemed necessary for fiscal 2014. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

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

We account for income taxes under the FASB standard on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 30, 2014, we had total net unrecognized tax benefits of approximately $604,900, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that have or are expected to affect the Company in a material way. We continue to monitor new pronouncements to determine their affect, if any, on our financial statements.

Forward‑Looking Statements

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers’, vendors’ and affinity partners’ businesses; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for our ability to fund or pay for the purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology system or distribution system; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain or retain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; claims against us for breach of the intellectual property rights of third parties; product liability claims; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates.  We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations.  We do not have a current interest rate swap relating to our bank term loan.  Our variable rate debt obligations of approximately $2.3 million at March 30, 2014, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on March 30, 2014 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8.	Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	March 30, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,467,900	$4,468,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,080,300 and $1,274,700, respectively	67,495,700	82,177,600
Product inventory	61,955,700	60,913,600
Deferred tax assets, net	6,913,000	6,227,300
Prepaid expenses and other current assets	2,336,600	3,482,300
Total current assets	150,168,900	157,268,800

Property and equipment, net	22,765,400	23,202,000
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,341,300	2,144,500
Total assets	$186,960,300	$194,300,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$50,756,900	$65,209,300
Payroll, benefits and taxes	7,670,100	11,678,500
Income and sales tax liabilities	2,477,700	2,530,700
Accrued expenses and other current liabilities	923,600	1,048,900
Revolving line of credit	--	--
Current portion of long‑term debt	250,200	249,700
Total current liabilities	62,078,500	80,717,100

Deferred tax liabilities, net	4,260,700	3,951,800
Long‑term debt, net of current portion	2,208,200	2,458,300
Other long-term liabilities	3,584,800	4,370,200
Total liabilities	72,132,200	91,497,400
Commitment and Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock, $0.01 par value, 15,000,000 shares authorized, 13,627,098 shares issued and 8,180,484 shares outstanding as of March 30, 2014, and 13,362,398 shares issued and 7,987,900 shares outstanding as of March 31, 2013	94,200	91,500
Additional paid‑in capital	53,987,700	50,481,600
Treasury stock, at cost, 5,446,614 shares outstanding as of March 30, 2014 and 5,374,498 shares outstanding as of March 31, 2013	(50,084,600)	(48,438,300)
Retained earnings	110,830,800	100,667,800
Total shareholders’ equity	114,828,100	102,802,600
Total liabilities and shareholders' equity	$186,960,300	$194,300,000

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012

Revenues	$560,086,600	$752,565,000	$733,389,900
Cost of goods sold	421,928,700	605,525,800	584,733,700
Gross profit	138,157,900	147,039,200	148,656,200
Selling, general and administrative expenses	111,668,000	117,820,600	121,652,400
Income from operations	26,489,900	29,218,600	27,003,800
Interest, net	177,700	224,200	292,900
Income before provision for income taxes	26,312,200	28,994,400	26,710,900
Provision for income taxes	10,063,100	11,200,500	10,274,000
Net income	$16,249,100	$17,793,900	$16,436,900

Basic earnings per share	$1.98	$2.22	$2.12
Diluted earnings per share	$1.94	$2.15	$2.03
Cash dividends declared per common share	$0.74	$1.47	$0.55

Comprehensive income:
Net income	$16,249,100	$17,793,900	$16,436,900
Change in value of interest rate swap, net of tax	--	--	24,600
Total comprehensive income	$16,249,100	$17,793,900	$16,461,500

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Comprehensive Income	Shareholders’ Equity
Balance at March 27, 2011	7,464,945	84,100	40,668,100	(44,388,400)	82,540,900	(24,600)		78,880,100
Proceeds from issuance of stock	169,978	1,700	1,114,100	--	--	--	--	1,115,800
Treasury stock purchases	(114,445)	--	--	(1,888,000)	--	--	--	(1,888,000)
Non-cash stock compensation expense	224,050	2,200	2,926,000	--	--	--	--	2,928,200
Excess tax loss from stock-based compensation	--	--	427,700	--	--	--	--	427,700
Cash dividends paid	--	--	--	--	(4,273,400)	--	--	(4,273,400)
Comprehensive Income:
Net income	--	--	--	--	16,436,900	--	16,436,900
Other comprehensive loss, net of tax	--	--	--	--	--	24,600	24,600
Total comprehensive income							16,461,500	16,461,500
Balance at April 1, 2012	7,744,528	88,000	45,135,900	(46,276,400)	94,704,400	--		93,651,900
Proceeds from issuance of stock	24,908	300	486,500	--	--	--	--	486,800
Treasury stock purchases	(101,854)	--	--	(2,161,900)	--	--	--	(2,161,900)
Non-cash stock compensation expense	320,318	3,200	2,533,600	--	--	--	--	2,536,800
Excess tax benefit from stock-based compensation	--	--	2,325,600	--	--	--	--	2,325,600
Cash dividends paid	--	--	--	--	(11,830,500)	--	--	(11,830,500)
Comprehensive Income:
Net income	--	--	--	--	17,793,900	--	17,793,900
Other comprehensive income, net of tax	--	--	--	--	--	--	--
Total comprehensive income							17,793,900	17,793,900
Balance at March 31, 2013	7,987,900	91,500	50,481,600	(48,438,300)	100,667,800	--		102,802,600
Proceeds from issuance of stock	23,542	200	602,800	--	--	--	--	603,000
Treasury stock purchases	(72,116)	--	--	(1,646,300)	--	--	--	(1,646,300)
Non-cash stock compensation expense	241,158	2,500	2,084,600	--	--	--	--	2,087,100
Excess tax benefit from stock-based compensation	--	--	818,700	--	--	--	--	818,700
Cash dividends paid	--	--	--	--	(6,086,100)	--	--	(6,086,100)
Comprehensive Income:
Net income	--	--	--	--	16,249,100	--	16,249,100
Other comprehensive income, net of tax	--	--	--	--	--	--	--
Total comprehensive income							16,249,100	16,249,100
Balance at March 30, 2014	8,180,484	$94,200	$53,987,700	$(50,084,600)	$110,830,800	$--		$114,828,100

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 30, 2014	March 31, 2013	April 1, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,249,100	$17,793,900	$16,436,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,865,000	4,979,400	4,844,900
Gain on sale of property and equipment	(29,500)	(3,000)	--
Non-cash stock compensation expense	2,087,100	2,536,800	2,928,200
Deferred income taxes and other	(1,042,400)	(843,700)	2,984,100
Change in trade accounts receivable	14,681,900	6,570,600	(23,039,500)
Change in product inventory	(1,042,100)	(7,553,300)	(7,650,500)
Change in prepaid expenses and other current assets	1,145,700	(1,174,100)	(639,300)
Change in trade accounts payable	(14,452,400)	(13,135,400)	15,431,700
Change in payroll, benefits and taxes	(4,008,400)	(5,533,100)	9,869,100
Change in income and sales tax liabilities	(53,000)	(606,300)	531,300
Change in accrued expenses and other current liabilities	264,400	320,600	48,600
Net cash provided by operating activities	18,665,400	3,352,400	21,745,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,745,000)	(5,357,000)	(6,513,700)
Proceeds from sale of property and equipment	29,500	3,000	--
Net cash used in investing activities	(4,715,500)	(5,354,000)	(6,513,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long‑term debt	(249,600)	(249,200)	(361,000)
Proceeds from issuance of stock	213,300	174,000	829,900
Cash dividends paid	(6,086,100)	(11,830,500)	(4,273,400)
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(1,646,300)	(2,161,900)	(1,888,000)
Excess tax benefit from stock-based compensation	818,700	2,325,600	494,100
Net cash used in financing activities	(6,950,000)	(11,742,000)	(5,198,400)
Net increase (decrease) in cash and cash equivalents	6,999,900	(13,743,600)	10,033,400
CASH AND CASH EQUIVALENTS, beginning of period	4,468,000	18,211,600	8,178,200

CASH AND CASH EQUIVALENTS, end of period	$11,467,900	$4,468,000	$18,211,600

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal year ended April 1, 2012 contains 53 weeks, while the fiscal years ended March 30, 2014 and March 31, 2013 contain 52 weeks.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At fiscal year-end 2014 and 2013, the Company has a reserve for excess and/or obsolete inventory of $4,086,100 and $3,336,700, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Useful lives

Information technology equipment and software	1‑5 years
Configuration, Fulfillment and Delivery technology system	7 years
Furniture, telephone system, equipment and tooling	3‑10 years
Building, building improvements and leasehold improvements	2‑40 years

The Configuration, Fulfillment and Delivery (CFD) technology system, which is still in use, was initially implemented during fiscal year 2005 and is a major automated materials-handling system that is integrated with the Company’s product planning and procurement system. This original CFD system has an estimated useful life that is longer than the Company’s other software assets, and thus, the Company depreciated the system over a seven-year life.  As of March 30, 2014 the original CFD system was fully depreciated.

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

Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method. Intangible assets other than goodwill are recorded within other long-term assets in the Company’s Consolidated Balance Sheets. The goodwill impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimates the present value of the reporting unit’s future cash flows. Key assumptions used to determine the present value of a reporting unit’s future cash flows in fiscal year 2014 include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company’s weighted average cost of capital adjusted for risks associated with our operations. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

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

Based on the Company’s qualitative and/or impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2014, 2013 or 2012.

The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Revenue Recognition

The Company records revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed and determinable, and 4) collectability is reasonably assured. The Company’s revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. The Company records revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectability is reasonably assured. The Company recognizes revenues net of sales tax.

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

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company has several relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (approximately 2% of total revenues for fiscal 2014). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 1% of total revenues for fiscal years 2014, 2013 and 2012.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2014, 2013 and 2012.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded in accordance with ASC 605.

Classification of Expenses

Cost of goods sold includes cost of products and freight from vendors to our distribution centers. Product management, distribution, purchasing, receiving/inspection, warehousing, freight from our distribution centers to our customers’ sites, and corporate overhead costs are included in selling, general and administrative expenses. Certain selling, general and administrative expenses related to direct and indirect labor and certain freight-in expenses are included in inventory. As of March 30, 2014 and March 31, 2013, the amount of selling, general and administrative expenses and freight in expenses included in inventory was $2,261,500 and $1,839,000, respectively.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income and totaled $13,364,600, $13,674,300, and $13,325,100 for fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012, respectively.

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

In accordance with the FASB standard on accounting for uncertainty in income tax, the Company recognizes a provision for tax uncertainties in its financial statements. See Note 10 for further discussion of the standard and its impact on the Company’s consolidated financial statements.

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

Impact of Recently Issued Accounting Standards

There have been no recent accounting pronouncements that have or are expected to affect the Company in a material way. We continue to monitor new pronouncements to determine their affect, if any, on our financial statements.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States. Property and equipment, excluding land, is depreciated using the straight-line method, and is summarized as follows:

	2014	2013

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	21,202,400	21,147,600
Information technology equipment and computer software	24,625,800	21,226,200
Furniture, telephone system, equipment and tooling	7,734,000	7,716,200
	58,303,000	54,830,800
Less accumulated depreciation and amortization	(35,537,600)	(31,628,800)
Property and equipment, net	$22,765,400	$23,202,000

Depreciation and amortization of property and equipment was $4,852,800, $4,926,400, and $4,747,600 for fiscal years 2014, 2013 and 2012, respectively.

Capitalized internally developed computer software, net of accumulated amortization, as of March 30, 2014 and March 31, 2013 was $1,012,400 and $1,156,800, respectively. Amortization expense of capitalized computer software was $980,300, $1,322,400, and $1,667,800 for fiscal years 2014, 2013 and 2012, respectively.

Note 4. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 30, 2014 and March 31, 2013 and are summarized as follows:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer contracts	$696,100	$696,100	$696,100	$687,500
Covenants not to compete	377,600	377,600	377,600	373,900
Other	878,500	878,500	878,500	878,500
	1,952,200	1,952,200	1,952,200	1,939,900
Unamortized intangible assets:
Trademarks	850,000	--	850,000	--

Total other intangible assets	$2,802,200	$1,952,200	$2,802,200	$1,939,900

Amortization expense relating to other intangible assets was $12,300 for fiscal year 2014, $53,000 for fiscal year 2013 and $97,300 for fiscal year 2012. At March 30, 2014, amortizable intangible assets were fully amortized. There were no changes in the carrying amount of goodwill for the fiscal years ended March 30, 2014 and March 31, 2013.

Note 5. Borrowings Under Revolving Credit Facility

On May 31, 2007, pursuant to a Credit Agreement, the Company established a revolving credit facility with both Wells Fargo Bank, National Association and SunTrust Bank. The facility is unsecured and provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin. The terms of the revolving credit facility require the Company to meet certain financial covenants and ratios and contain other limitations, including certain restrictions on dividend payments. Borrowing availability under the facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. Initially, the maximum borrowing amount under the facility was $50.0 million and it had a term expiring in May 2010.  This credit facility has been amended several times, most recently on October 16, 2013 (the Ninth Modification Agreement).  Currently the credit facility has a maximum borrowing limit of $35.0 million and has a term expiring in October 2016.  The amount of dividend payments allowed to be made by the Company under the Credit Facility is $8.0 million in any 12 month period, not including the onetime special dividend of $0.75 per share of common stock on December 27, 2012, to shareholders of record on December 13, 2012.  The dollar amount of stock repurchases permitted under the term of the credit facility is $30.0 million. Numerous financial covenants have been amended from the original credit facility.  The financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing Term Loan with the same lenders. Accordingly, the each amendment also has the effect of amending the financial covenants applicable to the Term Loan.

The facility provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin ranging from 1.50% to 2.50%.The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 2.35%, 2.68% and 2.48% for fiscal years 2014, 2013 and 2012, respectively. Interest expense on this revolving credit facility for fiscal years 2014, 2013 and 2012 totaled $53,400, $77,400 and $112,600, respectively. Average borrowings under this revolving credit facility totaled $2,243,900, $2,858,500 and $4,411,600 and maximum borrowings totaled $13,467,000, $18,989,600 and $20,118,300, for fiscal years 2014, 2013 and 2012, respectively.

As of March 30, 2014 and March 31, 2013, the Company had a zero balance on its revolving credit facility.

The Company was in compliance with the terms and financial covenants applicable to each of the revolving credit facility and term loan facility at the end of fiscal years 2014, 2013 and 2012.

Note 6. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at the initial maturity date, June 30, 2011. On May 20, 2011, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, effective July 1, 2011, to extend the maturity date to July 1, 2016. The other key provisions of the loan remain the same, except that the interest rate adjusted to LIBOR plus 2.00%, from LIBOR plus 1.75%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 5), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at March 30, 2014 and March 31, 2013 was $2,325,000 and $2,550,000, respectively. The weighted average interest rate on borrowings under this note was 2.18%, 2.21% and 2.48% for fiscal years 2014, 2013 and 2012, respectively. Interest expense under this note was $54,500, $55,600 and $63,500 for fiscal years 2014, 2013 and 2012, respectively.

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At March 30, 2014 and March 13, 2013, the principal balance of this term loan was $133,400 and $158,000, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $2,900, $3,400, and $3,900 for fiscal years 2014, 2013, and 2012 respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

At March 27, 2011, the Company had a note payable outstanding to the Maryland Economic Development Corporation of $110,400. The note was payable in equal quarterly installments of principal and interest of $37,400, with the balance due at maturity, October 10, 2011. The note was paid in full during fiscal year 2012. The note bore interest at 3.00% per annum. Interest expense under this note was $1,700 for fiscal year 2012.

As of March 30, 2014, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2015	$250,200
2016	250,600
2017	1,901,300
2018	26,700
2019	29,600
Thereafter	--
$2,458,400

Note 7. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2014, 2013 and 2012 totaled $3,004,300, $2,907,900, and $2,661,400, respectively.

The Company entered into an Agreement of Lease, dated November 3, 2003, under which the Company initially leased approximately 93,600 square feet of office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease initially provided for a term beginning June 1, 2004 and expiring May 31, 2007. On January 23, 2007, the Company entered into a First Amendment to Agreement of Lease, which, among other things, provided for a six month extension, until November 30, 2007, of the lease term initially provided for under the Agreement of Lease. The Company entered into a Second Amendment of Agreement of Lease, dated May 1, 2007, which among other things, provided for a further extension of the lease term, from November 30, 2007 to December 31, 2012. On February 15, 2011, the Company entered into a Third Amendment to Agreement of Lease, which, among other things, provided for a five year extension of the lease term, until December 31, 2017 and increased the amount of leased space by approximately 3,800 square feet. On June 4, 2012, the Company entered into a Fourth Amendment to Agreement of Lease and further increased its leased space by approximately 4,800 square feet for a total of 102,200 square feet of rentable area. Monthly rent payments range from $157,900 to $177,700 throughout the remaining lease term.

On June 1, 2007, the Company entered into a Lease under which the Company leases approximately 66,000 square feet of office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, initially for a term beginning July 1, 2007 and expiring July 31, 2011. On February 28, 2011, the Company entered into an extension of the lease, which among other things, extended the term of the lease for three years to July 31, 2014. On December 2, 2013 the lease term was further extended to July 31, 2017; however, the Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $33,000 to $35,700 throughout the extended lease term.

Additional sales and marketing offices are located in 13,100 square feet of additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement entered into on September 27, 2012, with a lease term beginning January 1, 2013 to October 31, 2018.  Monthly rent payments range from $14,700 to $16,900.

The Company’s minimum future obligations as of March 30, 2014 under existing operating leases are as follows:

Fiscal year:
2015	$2,981,900
2016	2,957,900
2017	2,958,200
2018	2,010,100
2019	118,500
Thereafter	--
$11,026,600

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on the Company’s financial condition or results of operations. In addition, from time to time, the Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local tax returns are currently under examination, except for a Texas income tax audit for the 2008 and 2009 tax.

Note 8. Business Segments

Beginning in the first quarter of fiscal year 2014, the Company modified the structure of its internal organization in order to streamline its operations and have all sales operations report to one individual. Each of the Company’s product lines is sold to each of its customer markets; assets are not segmented; and support resources are shared between all sales teams. As a result of this modification, the Company concluded that changes to its reportable segments were warranted. The Company now evaluates its business as one segment, as the chief operating decision maker reviews results as one unit. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer markets: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; and (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; (4) retailers, dealer agents and carriers; and (5) the Company’s Major 3PL relationship that was fully transitioned at the end of fiscal 2013. All prior periods have been restated to reflect this change.

The Company evaluates revenue, gross profit and net profit contribution, and income before provision for income taxes in the aggregate. Net profit contribution is defined as gross profit less any expenses that can be directly attributed.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses includes administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

Certain cost of sales and other applicable expenses have been allocated to each market based on a percentage of revenues and/or gross profit, where appropriate.

Market activity for the fiscal years ended 2014, 2013 and 2012 is as follows (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Revenues
Public Carriers, Contractors & Program Managers	$149,196	$111,146	$73,824
Private & Government System Operators	115,316	121,313	129,129
Commercial Dealers & Resellers	140,552	138,737	125,431
Retailer, Independent Dealer Agents & Carriers	155,023	167,895	153,803
Revenue, excluding Major 3PL relationship	560,087	539,091	482,187
Major 3PL relationship	--	213,474	251,203
Total revenues	560,087	752,565	733,390

Gross Profit
Public Carriers, Contractors & Program Managers	31,013	24,183	17,101
Private & Government System Operators	31,607	33,596	35,860
Commercial Dealers & Resellers	39,396	38,345	35,393
Retailer, Independent Dealer Agents & Carriers	36,142	35,903	33,421
Gross profit, excluding Major 3PL relationship	138,158	132,027	121,775
Major 3PL relationship	--	15,012	26,881
Total gross profit	138,158	147,039	148,656

Directly allocatable expenses	70,673	70,522	71,453
Net profit contribution	67,485	76,517	77,203
Corporate support expenses	41,173	47,523	50,492
Income before provision for income taxes	$26,312	$28,994	$26,711

The Company also reviews revenue and gross profit by its four product categories:

•	Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•	Network systems products are used to build and upgrade computing and Internet networks. Products include fixed and mobile broadband equipment, wireless networking, filtering systems, distributed antenna systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services.

•	Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•	Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the fiscal years 2014, 2013 and 2012 are as follows (in thousands):

	March 30, 2014	March 31, 2013	April 1, 2012
Revenues
Base station infrastructure	$252,983	$227,510	$196,611
Network systems	89,411	78,989	75,150
Installation, test and maintenance	45,343	47,766	44,507
Mobile device accessories	172,350	398,300	417,122
Total revenues	560,087	752,565	733,390

Gross Profit
Base station infrastructure	69,451	65,472	61,767
Network systems	16,040	14,887	15,817
Installation, test and maintenance	10,286	11,151	10,365
Mobile device accessories	42,381	55,529	60,707
Total gross profit	$138,158	$147,039	$148,656

Note 9. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. As of March 30, 2014, the Board of Directors has authorized the purchase of up to 3,593,350 shares of outstanding common stock under the buyback program. As of March 30, 2014, the Company had purchased 3,505,187 shares for approximately $30.7 million, or an average of $8.76 per share, though none were purchased in fiscal years 2014, 2013, or 2012. As of March 30, 2014, 88,163 shares remained available for repurchase under this program.

On April 23, 2014, however, the Board of Directors expanded the stock buyback program and authorized the purchase on a non-accelerated basis of up to $10 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers.

 The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2014, 2013, and 2012 the total value of shares withheld for taxes was $1,646,300, $2,161,900, and $1,888,000, respectively.

Note 10. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of comprehensive income is as follows:

	2014	2013	2012

Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3	2.9	2.6
Non-deductible expenses	0.7	0.5	0.5
Other	(0.8)	0.2	0.4
Effective rate	38.2%	38.6%	38.5%

The provision for income taxes was comprised of the following:
	2014	2013	2012

Federal: Current	$9,252,800	$10,593,200	$8,598,000
Deferred	(396,500)	(929,600)	612,500
State: Current	1,212,500	1,640,400	1,007,700
Deferred	(5,400)	(103,500)	55,800
Provision for income taxes	$10,063,400	$11,200,500	$10,274,000

Total deferred tax assets and deferred tax liabilities as of March 30, 2014 and March 31, 2013, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities are as follows:

	2014	2013
Deferred tax assets:
Deferred compensation	$1,260,000	$1,448,900
Accrued vacation	428,700	435,400
Deferred rent	886,800	1,070,000
Allowance for doubtful accounts	374,300	448,800
Inventory reserves	1,530,000	1,254,000
Sales tax reserves	472,700	618,300
Other assets	1,660,600	951,900
Total deferred tax assets	$6,613,100	$6,227,300

Deferred tax liabilities:
Depreciation and amortization	$3,549,700	$3,373,100
Prepaid expenses	423,700	429,100
Other liabilities	287,300	149,600
Total deferred tax liabilities	$4,260,700	$3,951,800

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 30, 2014 or March 31, 2013.

As of March 30, 2014, the gross amount of unrecognized tax benefits was $1,665,000 ($309,400 net of federal benefit). As of March 31, 2013, the Company had gross unrecognized tax benefits of $631,100 ($416,500 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of comprehensive income for fiscal year 2014 was a benefit of $23,300 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of March 30, 2014 was $295,500 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of comprehensive income for fiscal year 2013 was $71,300 (net of federal benefit) and the total amount included in the consolidated balance sheet as of March 31, 2013 was $309,000 (net of federal benefit).  The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of comprehensive income for fiscal year 2012 was $33,500 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of April 1, 2012 was $236,600 (net of federal benefit).

As of March 30, 2014, the total net amount of unrecognized tax benefits, inclusive of indirect tax benefits and deferred tax benefits was $309,400 and associated penalties and interest were $295,500. The net amount of $604,900, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits increased by $1,189,000 during the three months ended March 30, 2014, due to its tax accounting method for certain accrued expenses. The Company’s unrecognized tax benefit will decrease by $1,189,000 and such amount will be reclassified to income taxes payable in the subsequent reporting period due to the Company filing an automatic change to its method of accounting for certain accrued expenses with the IRS during the first quarter of fiscal 2015.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, net of interest, is as follows:

	2014	2013	2012
Beginning balance of unrecognized tax benefit	$631,100	$561,600	$453,800
Increases related to prior period tax positions	1,189,000	--	--
Increases related to current period tax positions	22,800	69,500	107,800
Reductions as a result of a lapse in the applicable statute of limitations	(177,900)	--	--

Ending balance of unrecognized tax benefits	$1,665,000	$631,100	$561,600

The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2008 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination, except for a Texas income tax audit for the 2008 and 2009 tax years. Certain income tax returns for fiscal years 2011 through 2013 remain open to examination by U.S. federal, state and local tax authorities.

Note 11. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $718,700, $610,700 and $505,900 during fiscal years 2014, 2013 and 2012, respectively. As of March 30, 2014 plan assets included 132,724 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $1,491,300 and $822,200, respectively, as of March 30, 2014 and $1,282,200 and $983,300, respectively, as of March 31, 2013 are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Note 12. Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
	2014	2013	2012
Earnings per share – Basic:
Net earnings	$16,249	$17,794	$16,437
Less: Distributed and undistributed earnings allocated to nonvested stock	(134)	(200)	(239)
Earnings available to common shareholders – Basic	$16,115	$17,594	$16,198

Weighted average common shares outstanding – Basic	8,134	7,929	7,639

Earnings per common share – Basic	$1.98	$2.22	$2.12

Earnings per share – Diluted:
Net earnings	$16,249	$17,794	$16,437
Less: Distributed and undistributed earnings allocated to nonvested stock	(132)	(197)	(231)
Earnings available to common shareholders – Diluted	$16,117	$17,597	$16,206

Weighted average common shares outstanding – Basic	8,134	7,929	7,639
Effect of dilutive options	192	271	356
Weighted average common shares outstanding – Diluted	8,326	8,200	7,995

Earnings per common share – Diluted	$1.94	$2.15	$2.03

There were no stock options with respect to shares of common stock outstanding as of March 30, 2014, March 31, 2013, or April 1, 2012. There were no anti-dilutive stock options, Performance Stock Units or Restricted Stock then outstanding. The remaining stock options, Performance Stock Units and Restricted Stock then outstanding were dilutive and therefore included in the computation of dilutive earnings per share.

Note 13. Stock‑Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 includes $2,087,100, $2,536,800 and $2,928,200, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 includes $797,300, $979,800 and $1,127,400, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 21, 2011, the Company’s shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 690,000 shares, from 2,638,125 to an aggregate of 3,553,125 shares of the Company's common stock. As of March 30, 2014, 461,089 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2014 fiscal year end, on May 8, 2014, based on fiscal 2014 results, 49,979 shares related to Performance Stock Units (PSUs) were canceled, and as a result, these shares were made available for future grants. Also in May 2014, additional PSUs and restricted stock awards were issued providing recipients with the opportunity to earn up to 91,000 and 10,000 additional shares, respectively of the Company’s common Stock in aggregate. Accordingly, as of May 8, 2014, an aggregate of 410,068 shares were available for issue pursuant to future awards.

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

The following table summarizes the activity under the Company’s PSU program for fiscal years 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted-Average Fair Value at Grant
Outstanding, non-vested beginning of period	455,979	$12.77	604,844	$9.81	696,089	$10.15
Granted	112,000	19.91	156,200	19.31	260,000	10.97
Vested	(199,066)	10.22	(288,765)	8.64	(201,546)	8.20
Forfeited/canceled	(51,786)	18.47	(16,300)	17.69	(149,699)	15.55
Outstanding, non-vested end of period	317,127	$15.96	455,979	$12.77	604,844	$9.81

As of March 30, 2014, there was approximately $1.0 million of total unrecognized compensation cost, net of forfeitures, related to PSUs. These costs are expected to be recognized over a weighted average period of 2.4 years.  Total fair value of shares vested during fiscal years 2014, 2013 and 2012 was $4,531,700, $6,304,300 and $2,191,500, respectively.

Of the 51,786 PSUs canceled during fiscal 2014, 35,127 related to the fiscal 2013 grant of PSUs and were canceled in April 2013. The PSUs were canceled because the applicable fiscal 2013 performance targets were not fully satisfied. The remaining 16,659 shares were forfeited due to employee departures during fiscal year 2014. Per the provisions of the 1994 Plan, the shares related to these forfeited and canceled PSUs were added back to the 1994 Plan and became available for future issuance.

Of the outstanding PSUs covering 317,127 non-vested shares, PSUs covering 49,979 shares were canceled in May 2014, based on fiscal year 2014 activity. These PSUs were canceled primarily because individual performance targets for certain non-director employee participants did not fully reach the target performance set forth in the PSU grants for fiscal year 2014. The remaining 267,148 shares have been earned based on past performance, but not yet vested as of March 30, 2014. Assuming the respective participants remain employed by or affiliated with the Company on these dates, these shares will vest and be paid on or about May 1 of 2014, 2015, 2016 and 2017, as follows:

Number of Shares
2014	120,159
2015	93,410
2016	39,582
2017	13,997
267,148

Subsequent to the Company’s 2014 fiscal year end, on May 8, 2014, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 91,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2015. These PSUs have only one measurement year (fiscal year 2015), with any shares earned at the end of fiscal year 2015 to vest 25% on or about each of May 1 of 2015, 2016, 2017 and 2018, provided that the participant remains employed by or affiliated with the Company on each such date.

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

There were no options granted during fiscal years 2014, 2013 and 2012. There were no options exercised during fiscal 2014 or 2013. The total intrinsic value of options exercised during fiscal years 2012 was $2,087,800.

As of March 30, 2014, there was no unrecognized compensation costs related to stock options.

Restricted Stock: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. On both March 30, 2014 and March 31, 2013, 22,500 shares of restricted stock were released and vested. As of March 30, 2014, there were 45,000 unvested shares and approximately $0.5 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately two years.

On April 25, 2011, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 36,000 restricted stock awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These restricted stock awards  will vest and be issued 25% on or about each of May 1 of 2012, 2013, 2014 and 2015, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 30, 2014, there was approximately $0.1 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately one year.

On May 3, 2012, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 20,100 restricted stock awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These restricted stock awards  will vest and be issued 25% on or about each of May 1 of 2013, 2014, 2015 and 2016, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 30, 2014, there was approximately $0.2 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately two years.

On May 14, 2013, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 15,000 restricted stock awards to the non-employee directors of the Company with the exception of Daniel Okrent who retired from the Board of Directors in July 2013. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These restricted stock awards  will vest and be issued 25% on or about each of May 1 of 2014, 2015, 2016 and 2017, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 30, 2014, there was approximately $0.2 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately three years.

Subsequent to the Company’s 2014 fiscal year end, on May 8, 2014, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 restricted stock awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These restricted stock awards will vest and be issued 25% on or about each of May 1 of 2015, 2016, 2017 and 2018, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Compensation expense on restricted stock is measured using the grant date price, net of the present value of dividends expected to be paid on TESSCO common stock before the RSU vests.

Team Member Stock Purchase Plan: During fiscal year 2000, the Company adopted the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. The Company's expenses relating to this plan are for its administration and expense associated with the fair value of this benefit in accordance with the FASB standard on employee share purchase plans. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012 related to the FASB standard were $68,400, $59,400 and $47,800, respectively. During the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012, 9,604, 11,009 and 12,503 shares were sold to employees under this plan, having a weighted average market value of $22.21, $15.80 and $11.18, respectively.

Note 14. Fair Value of Financial Instruments

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

As of March 30, 2014 and March 31, 2013, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of March 30, 2014 and March 31, 2013 due to their short term nature.

Fair value of long term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of March 30, 2014 and March 31, 2013 is estimated as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$2,325,000	$2,200,500	$2,550,000	$2,361,500
Note payable to Baltimore County	$133,400	$124,400	$158,000	$145,300

Note 15. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2014, 2013, and 2012 totaled $8,355,900, $11,847,300 and $8,191,500, respectively. Cash paid for interest during fiscal years 2014, 2013 and 2012 total $198,400, $208,300 and $311,500, respectively. No interest was capitalized during fiscal years 2014, 2013, and 2012.

Note 16. Concentration of Risk

Sales to customers and purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, the Company has more formal agreements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice and they typically contain no obligation to make purchases from TESSCO. In the event a significant customer decides to make its purchases from another source, experiences a significant change in demand internally or from its own customer base, becomes financially unstable, or is acquired by another company, the Company’s ability to generate revenues from these customers may be significantly affected, resulting in an adverse effect on its financial position and results of operations.

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2014, 2013 and 2012, sales of products purchased from the Company's top ten vendors accounted for 43%, 42% and 43% of total revenues, respectively. In fiscal year 2014, sales of product purchased from the Company’s largest vendor, CommScope Inc., accounted for approximately 16% of revenue. In fiscal years 2013 and 2012, sales of product purchased from the Company’s largest vendor, Otter Products LLC, a significant portion of which were sold to the Company’s former largest customer AT&T Mobility, accounted for approximately 9% and 17% of total revenues, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or vendor relationships. For fiscal years 2014, 2013 and 2012, sales of products to the Company's top ten customer relationships accounted for 19%, 39% and 45% of total revenues, respectively. No customer accounted for more than 5% of total revenues in fiscal 2014. In fiscal years 2013 and 2012, sales to the Company’s former top customer relationship, AT&T Mobility, accounted for approximately 30% and 36% of total revenues, respectively.

In April 2012, the Company was notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from TESSCO beginning in the second quarter of our fiscal 2013. This business fully transitioned as of the close of fiscal 2013.

Note 17. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 30, 2014 and March 31, 2013 is presented in the table below:

	Fiscal Year 2014 Quarters Ended				Fiscal Year 2013 Quarters Ended
	Mar. 30,	Dec. 29,	Sept. 29,	Jun. 30,	Mar. 31,	Dec. 30,	Sept. 30,	Jul. 1,
	2014	2013	2013	2013	2013	2012	2012	2012
Revenues	$124,536,600	$144,915,200	$146,526,000	$144,108,800	$158,449,800	$204,458,700	$197,238,300	$192,418,200
Cost of goods sold	94,451,800	108,772,800	110,033,200	108,670,900	124,498,600	165,488,900	158,613,300	156,925,000
Gross profit	30,084,800	36,142,400	36,492,800	35,437,900	33,951,200	38,969,800	38,625,000	35,493,200
Selling, general and administrative expenses	25,315,700	28,974,800	28,903,400	28,474,100	29,144,900	30,226,300	29,887,000	28,562,400
Income from operations	4,769,100	7,167,600	7,589,400	6,963,800	4,806,300	8,743,500	8,738,000	6,930,800
Interest, net	18,300	37,800	67,000	54,600	141,100	13,700	12,000	57,400
Income before provision for income taxes	4,750,800	7,129,800	7,522,400	6,909,200	4,665,200	8,729,800	8,726,000	6,873,400
Provision income taxes	1,795,500	2,709,300	2,941,300	2,617,000	1,745,400	3,331,100	3,457,100	2,666,900
Net income	$2,955,300	$4,420,500	$4,581,100	$4,292,200	$2,919,800	$5,398,700	$5,268,900	$4,206,500
Diluted earnings per share	$0.35	$0.53	$0.55	$0.51	$0.35	$0.65	$0.64	$0.51
Cash dividends declared per common share	$0.20	$0.18	$0.18	$0.18	$0.18	$0.93	$0.18	$0.18
Comprehensive income	$2,955,300	$4,420,500	$4,581,100	$4,292,200	$2,919,800	$5,398,700	$5,268,900	$4,206,500

Note 18. Subsequent Events

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program. The Board has authorized the purchase on a non-accelerated basis of up to $10 million of TESSCO stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Any purchases will be funded from working capital and/or the Company’s credit facility. The actual number of shares to be repurchased, if any, remains to be determined.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 30, 2014 and March 31, 2013, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 30, 2014 and March 31, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
May 29, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this annual report, and has concluded that the our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 30, 2014.

The effectiveness of our internal control over financial reporting as of March 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TESSCO Technologies Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TESSCO Technologies Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 30, 2014 and March 31, 2013, and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 30, 2014 of TESSCO Technologies Incorporated and subsidiaries and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
May 29, 2014

Item 9B.	Other Information.

On May 27, 2014, the Company entered into a Severance and Restrictive Covenant Agreement with Aric Spitulnik, who serves as the Company’s Senior Vice President, Chief Financial Officer and Corporate Secretary.  This agreement is in generally the same form as the Severance and Restrictive Covenant Agreement entered into previously between the Company and certain of its senior officers, other than its President, and entitles Mr. Spitulnik to receive severance payments and full vesting of all shares earned, but not otherwise vested under PSU awards held by him, in the event that his employment is terminated by the Company "without cause" or by him for "good reason," as such terms are defined in the agreement or PSU award agreements (including termination upon a change in control), as applicable. Upon such termination, Mr. Spitulnik is entitled to receive 1.00 times his annual base salary as in effect on the date of termination, plus, when the same would otherwise come due and payable, any cash bonus accrued but not paid as of the date of termination. The agreement also requires the Company to provide a COBRA subsidy for an agreed post termination period, and indemnification, and includes a non-compete and non-solicitation obligation on the part of Mr. Spitulnik until one year post-termination. Upon disability, he is entitled to disability benefits under a supplemental long-term disability policy and full vesting of all shares earned under PSU awards held by him. The foregoing discussion is a summary and is qualified in its entirety by the actual terms of the Severance and Restrictive Covenant Agreement, the form of which is being filed as Exhibit 10.8.2 to this Annual Report on Form 10-K.

Part III

Items	10, 11, 12, 13 and 14.

The information with respect to the identity and business experience of executive officers of the Company as required to be included in Item 10 to this Form 10-K is set forth in Part I of this Form 10-K. The information otherwise required by Items 10 through 14 will be contained in a definitive proxy statement for our Annual Meeting of Shareholders, which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A, and accordingly, these items have been omitted in accordance with General Instruction G (3) to Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 30, 2014 and March 31, 2013
Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012
Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012
Consolidated Statements of Cash Flows for the fiscal years ended March 30, 2014, March 31, 2013 and April 1, 2012
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

3.1.1
Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 29, 1993 (incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S‑1 (No. 33‑81834)).

3.1.2
Certificate of Retirement of the Company filed with the Secretary of State of Delaware on January 13, 1994 (incorporated by reference to Exhibit 3.1.2 to the Company's Registration Statement on Form S‑1 (No. 33‑81834)).

3.1.3
Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 20, 1994 (incorporated by reference to Exhibit 3.1.3 to the Company's Registration Statement on Form S‑1 (No. 33‑81834)).

3.1.4
Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 6, 1996 (incorporated by reference to Exhibit 3.1.4 to the Company's Annual Report on Form 10‑K filed for the fiscal year ended March 28, 1997).

3.1.5
Certificate of Correction filed with the Secretary of State of Delaware on February 7, 2007 to Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 6, 1996 (incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended December 24, 2006).

3.2.1
Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2011).

3.2.2
First Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2011).

10.1.1
Employment Agreement, dated August 31, 2006 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2006).

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

10.1.4
Amendment No. 3 to Employment Agreement, dated February 26, 2014 with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2014).

10.2.1	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S‑1 (No. 33‑81834)).
10.3.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.3.2	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2011).
10.3.3	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2013).
10.4.1
TESSCO Technologies Incorporated Second Amended and Restated 1994 Stock and Incentive Plan, dated as of July 24, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2008).

10.4.2
First Amendment to Second Amended and Restated 1994 Stock and Incentive Plan of TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2011).

10.4.3
Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Officers and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).

10.4.4
Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Non Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).

10.5.1
Agreement of Lease by and between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2003).

10.5.2
Third Amendment to Agreement of Lease by and between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.6.1
Credit Agreement, dated June 30, 2004, by and among the Company and affiliates, and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), SunTrust Bank and the lenders party thereto from time to time (Term Loan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 26, 2004).

10.6.2
Joinder, Assumption, Ratification and Modification Agreement, dated as of August 29, 2006, by and among the Company, various affiliates of the Company and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 24, 2006).

10.6.3
Second Amendment, dated as of May 31, 2007, by and among the Company, various affiliates of the Company and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10.6.4
Joinder, Assumption and Third Amendment, dated as of May 20, 2011, by and among the Company, various affiliates of the Company and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank, as lenders (Term Loan) (incorporated by reference to Exhibit 10.7.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 27, 2011).

10.6.5
Term Note of Company and affiliates, dated June 30, 2004, payable to Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank (Term Loan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 26, 2004).

10.6.6
Guaranty Agreement, dated June 30, 2004, of TESSCO Incorporated, to and for the benefit of Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as agent (Term Loan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 26, 2004).

10.6.7
Credit Agreement, dated as of May 31, 2007, by and among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10.6.8
First Modification Agreement, made effective as of June 30, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2008).

10.6.9
Second Modification Agreement, made effective as of November 26, 2008, to Credit Agreement dated as of May 31, 2007, by and among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2008).

10.6.10
Third Modification Agreement, made effective July 22, 2009, to Credit Agreement dated as of May 31, 2007, by and among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 28, 2009).

10.6.11
Fourth Modification Agreement, made effective April 28, 2010, to Credit Agreement dated as of May 31, 2007, by and among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.7.7 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 2010).

10.6.12
Joinder, Assumption, and Fifth Modification Agreement, made effective May 20, 2011, to Credit Agreement dated as of May 31, 2007, by and among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.7.12 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 27, 2011).

10.6.13
Sixth Modification Agreement, made effective December 30, 2011, to Credit Agreement dated as of May 31, 2007, by an among the Company and its primary operating subsidiaries as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 2012).

10.6.14
Seventh Modification Agreement, made effective November 30, 2012, to Credit Agreement dated as of May 31, 2007, by and among the Company and certain subsidiaries, as borrowers, and SunTrust and Wells Fargo Bank, National Association, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2012).

10.6.15
Eighth Modification Agreement, made effective December 21, 2012, to Credit Agreement dated as of May 31, 2007, by and among the Company and certain subsidiaries, as borrowers, and SunTrust Bank and Wells Fargo Bank, national Association, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 26, 2012).

10.6.16
Ninth Modification Agreement, made effective October 16, 2013, to Credit Agreement dated as of May 31, 2007, by and among the Company and certain subsidiaries, as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2013).

10.6.17
Revolving Credit Note of Company and its primary operating subsidiaries, dated as of May 31, 2007, payable to SunTrust Bank and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007).

10.6.18
Mutual General Release, effective December 25, 2012, by and between the Company and David M. Young (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2012).

10.7.1
Supplemental Executive Retirement Plan, between the Company and Robert B. Barnhill, Jr., (originally filed as Exhibit C to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)) (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.7.2
Amendment No. 1 to Supplemental Executive Retirement Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.8.1
Form of Severance and Restrictive Covenant Agreement, dated February 9, 2009, and entered into between the Company and each of Gerald T. Garland, Douglas A. Rein, and Said Tofighi (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.8.2*	Form of Severance and Restrictive Covenant Agreement, dated May 27, 2014, and entered into between the Company and Aric Spitulnik.
11.1.1*	Statement re: Computation of Per Share Earnings.
21.1.1*	Subsidiaries of the Company.
23.1.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1.1*	Rule 15d-14(a) Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
31.2.1*	Rule 15d-14(a) Certification of Aric Spitulnik, Chief Financial Officer.
32.1.1*	Section 1350 Certification of Robert B. Barnhill, Jr., Chief Executive Officer.
32.2.1*	Section 1350 Certification of Aric Spitulnik, Chief Financial Officer.
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Annual Report on Form 10-K for the year ended March 30, 2014 formatted in XBRL: (i) Consolidated Statement of Income for the years ended March 30, 2014, March 31, 2013 and April 1, 2012; (ii) Consolidated Balance Sheet at March 30, 2014 and March 31, 2013; (iii)  Consolidated Statement of Cash Flows for the years March 30, 2014 and March 31, 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:
	2014	2013	2012
Allowance for doubtful accounts:
Balance, beginning of period	$1,274,700	$998,800	$1,616,500
Provision for bad debts	202,000	1,197,300	458,700
Write-offs and other adjustments	(396,400)	(921,400)	(1,076,400)
Balance, end of period	$1,080,300	$1,274,700	$998,800

	2014	2013	2012
Inventory Reserve:
Balance, beginning of period	$3,336,700	$3,268,900	$4,183,200
Inventory reserve expense	1,428,100	2,581,200	3,494,800
Write-offs and other adjustments	(678,700)	(2,513,400)	(4,409,100)
Balance, end of period	$4,086,100	$3,336,700	$3,268,900

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President May 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 29, 2014
Robert B. Barnhill, Jr.

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	May 29, 2014
Aric Spitulnik

/s/ Jay G. Baitler	Director	May 29, 2014
Jay G. Baitler

/s/ John D. Beletic	Director	May 29, 2014
John D. Beletic

/s/ Benn R. Konsynski	Director	May 29, 2014
Benn R. Konsynski

/s/ Dennis J. Shaughnessy	Director	May 29, 2014
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	May 29, 2014
Morton F. Zifferer