Form 10-Q
period 2014-06-29
TESSCO TECHNOLOGIES INC
filed 2014-08-08
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

or

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
Yes ☐ No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of August 1, 2014, was 8,330,414.

TESSCO Technologies Incorporated

Index
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	June 29, 2014	March 30, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,236,200	$11,467,900
Trade accounts receivable, net	80,678,500	67,495,700
Product inventory, net	73,015,800	61,955,700
Deferred tax assets	6,922,600	6,913,000
Prepaid expenses and other current assets	4,736,100	2,336,600
Total current assets	171,589,200	150,168,900

Property and equipment, net	22,087,200	22,765,400
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,341,300	2,341,300
Total assets	$207,702,400	$186,960,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$71,855,400	$50,756,900
Payroll, benefits and taxes	5,178,300	7,670,100
Income and sales tax liabilities	2,260,700	2,477,700
Accrued expenses and other current liabilities	1,138,400	923,600
Revolving line of credit	--	--
Current portion of long-term debt	250,200	250,200
Total current liabilities	80,683,000	62,078,500

Deferred tax liabilities	4,260,700	4,260,700
Long-term debt, net of current portion	2,145,700	2,208,200
Other long-term liabilities	3,490,200	3,584,800
Total liabilities	90,579,600	72,132,200

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,771,915 shares issued and 8,280,760 shares outstanding as of June 29, 2014, and 13,627,098 shares issued and 8,180,484 shares outstanding as of March 30, 2014	95,700	94,200
Additional paid-in capital	55,679,800	53,987,700
Treasury stock, at cost, shares 5,491,155 outstanding as of June 29, 2014 and 5,446,614 shares outstanding as of March 30, 2014	(51,488,800)	(50,084,600)
Retained earnings	112,836,100	110,830,800
Total shareholders’ equity	117,122,800	114,828,100
Total liabilities and shareholders’ equity	$207,702,400	$186,960,300

See accompanying notes.

Index
TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended
	June 29, 2014	June 30, 2013

Revenues	$152,946,300	$144,108,800
Cost of goods sold	117,697,500	108,670,900
Gross profit	35,248,800	35,437,900
Selling, general and administrative expenses	29,176,400	28,474,100
Income from operations	6,072,400	6,963,800
Interest, net	28,400	54,600
Income before provision for income taxes	6,044,000	6,909,200
Provision for income taxes	2,372,600	2,617,000
Net income	$3,671,400	$4,292,200
Basic earnings per share	$0.44	$0.53
Diluted earnings per share	$0.44	$0.51

Cash dividends declared per common share	$0.20	$0.18

See accompanying notes.

Index
TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 29, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,671,400	$4,292,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,167,800	1,212,900
Non-cash stock-based compensation expense	449,600	579,900
Deferred income taxes and other	(102,900)	(154,900)
Change in trade accounts receivable	(13,182,800)	1,334,000
Change in product inventory	(11,060,100)	(5,548,700)
Change in prepaid expenses and other current assets	(2,399,500)	189,600
Change in trade accounts payable	21,098,500	(5,840,800)
Change in payroll, benefits and taxes	(2,491,800)	(6,268,500)
Change in income and sales tax liabilities	(217,000)	(337,400)
Change in accrued expenses and other current liabilities	285,900	122,900
Net cash used in operating activities	(2,780,900)	(10,418,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(490,900)	(902,500)
Net cash used in investing activities	(490,900)	(902,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	--	9,145,000
Payments on long-term debt	(62,500)	(62,400)
Cash dividends paid	(1,666,100)	(1,478,000)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(1,404,200)	(1,378,100)
Excess tax benefit from stock-based compensation	1,172,900	1,004,500
Net cash (used in) provided by financing activities	(1,959,900)	7,231,000

Net decrease in cash and cash equivalents	(5,231,700)	(4,090,300)

CASH AND CASH EQUIVALENTS, beginning of period	11,467,900	4,468,000

CASH AND CASH EQUIVALENTS, end of period	$6,236,200	$377,700

See accompanying notes.

Index
TESSCO Technologies Incorporated
Notes to Unaudited Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, our, or the Company), architects and delivers innovative product and value chain solutions to support wireless broadband systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems, utilizing extensive Internet and information technology. Approximately 98% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Over 99% of the Company’s sales are made in United States Dollars.

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

Note 2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for annual periods beginning after December 15, 2016. The Company is currently in the process of assessing what impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

In June 2014, the FASB issue Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. This pronouncement provides guidance on accounting for share-based awards where the performance target could be achieved after an employee completes the requisite service period. The Company currently does not have any share based arrangements of this type; therefore, this guidance is not expected to have an impact on the Company’s results of operations or financial condition. Refer to Note 3 for details of the Company’s stock based compensation.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the three months ended June 29, 2014 and June 30, 2013 include $449,600 and $579,900, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $1,172,900 and $1,004,500, primarily related to the PSUs which vested during the three months ended June 29, 2014 and June 30, 2013, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal 2015:

	Three Months Ended June 29, 2014	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	317,127	$15.96
PSU’s Granted	91,000	29.28
PSU’s Vested	(120,159)	14.24
PSU’s Forfeited/Cancelled	(49,979)	19.83
Unvested shares available for issue under outstanding PSUs, end of period	237,989	$21.10

Index
Of the 237,989 shares available for issuance under outstanding PSUs but not yet vested as of June 29, 2014, 146,989 shares have been earned in respect of the applicable measurement year, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following fiscal years.

During fiscal 2015, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 91,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have a one year measurement period (fiscal 2015), with any shares earned at the end of fiscal 2015 to vest and be issued ratably on or about May 1 of each of 2015, 2016, 2017 and 2018, provided that the respective participants remain employed by the Company on each such date.

The PSUs cancelled during fiscal 2015 related to the fiscal 2014 grant of PSUs, which had a one year measurement period (fiscal 2014). The PSUs were cancelled because the applicable fiscal 2014 performance targets were not fully satisfied. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

If the maximum number of PSUs granted in fiscal 2015 is assumed to be earned, total unrecognized compensation costs on these PSUs, plus all other earned but unvested PSU’s, would be approximately $3.4 million, net of estimated forfeitures, as of June 29, 2014, and would be expensed through fiscal 2018. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSU’s granted in fiscal 2015 is not earned, stock-based compensation related to these awards will be different from this amount.

Restricted Stock Units: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares are issued (subject to the risk of forfeiture) and vest ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56 per share. As of June 29, 2014, 45,000 shares remained unvested, and there was no activity related to these restricted shares during the first three months of fiscal 2015. As of June 29, 2014, there was approximately $0.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately two years.

The following table summarizes the restricted stock unit awards granted to non-employee directors of the Company:

	May 3, 2012	May 14, 2013	May 8, 2014
Restricted Stock Units Awarded	20,100	15,000	10,000

These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of June 29, 2014, there was approximately $0.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to the issuance of these restricted stock awards. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

PSUs and RSUs are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by NASDAQ on the date of grant minus the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs.

Index
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

The Company had no assets or liabilities recorded at fair value as of June 29, 2014 or as of March 30, 2014.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 29, 2014 and March 30, 2014 due to their short term nature. As of June 29, 2014 and March 30, 2014 our revolving debt facility had a zero balance.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of June 29, 2014 and March 30, 2014 is estimated as follows:

	June 29, 2014		March 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,268,800	$2,158,900	$2,325,000	$2,200,500
Note payable to Baltimore County	$127,100	$119,000	$133,400	$124,400

Note 5. Income Taxes

As of June 29, 2014, the Company had a gross amount of unrecognized tax benefits of $477,800 ($310,600 net of federal benefit).  As of March 30, 2014, the Company had a gross amount of unrecognized tax benefits of $1,665,000 ($309,400 net of federal benefit). The Company’s unrecognized tax benefit increased by $1,189,000 in the fourth quarter of fiscal 2014, due to a change in its accounting method for certain accrued expenses. This amount was reclassified to income taxes payable in the first three months of fiscal 2015, due to the Company filing an automatic change to its method of accounting for certain accrued expenses with the IRS.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of our fiscal 2015 was $16,500 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of June 29, 2014 was $312,100 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of our fiscal 2014 was a benefit of $22,100 (net of federal benefit) due to the expiration of a statute of limitations relating to an uncertain tax position. The cumulative amount included in the consolidated balance sheet as of March 30, 2014 was $295,500 (net of federal benefit).

Index
A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:
Beginning balance at March 30, 2014 of unrecognized tax benefit	$1,665,000
Decrease due to reclassification to income tax payable	(1,189,000)
Increases related to current period tax positions	1,800
Ending balance at June 29, 2014 of unrecognized tax benefits	$477,800

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

The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, except per share amounts	Three Months Ended
	June 29, 2014	June 30, 2013
Earnings per share – Basic:
Net earnings	$3,671	$4,292
Less: Distributed and undistributed earnings allocated to non-vested stock	(20)	(35)
Earnings available to common shareholders – Basic	$3,651	$4,257

Weighted average common shares outstanding – Basic	8,239	8,069

Earnings per common share – Basic	$0.44	$0.53

Earnings per share – Diluted:
Net earnings	$3,671	$4,292
Less: Distributed and undistributed earnings allocated to nonvested stock	(19)	(35)
Earnings available to common shareholders – Diluted	$3,652	$4,257

Weighted average common shares outstanding – Basic	8,239	8,069
Effect of dilutive options	145	248
Weighted average common shares outstanding – Diluted	8,384	8,317

Earnings per common share – Diluted	$0.44	$0.51

Anti-dilutive equity awards not included above	--	--

Note 7. Business Segments

The Company evaluates its business as one segment, as the chief operating decision maker assesses performance and allocates resources on a consolidated basis. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer market units:  (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (4) retailers, dealer agents and carriers.

Index
The Company evaluates revenue, gross profit, and income before provision for income taxes in the aggregate.  Certain cost of sales and other applicable expenses have been allocated to each market unit based on a percentage of revenues and/or gross profit, where appropriate.

Market unit activity for the first quarter of fiscal years 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	June 29, 2014	June 30, 2013
Revenues
Public Carriers, Contractors & Program Managers	$41,418	$37,383
Private & Government System Operators	29,004	27,893
Commercial Dealers & Resellers	38,284	36,044
Retailer, Independent Dealer Agents & Carriers	44,240	42,789
Total revenues	152,946	144,109

Gross Profit
Public Carriers, Contractors & Program Managers	7,193	7,894
Private & Government System Operators	7,913	7,801
Commercial Dealers & Resellers	10,637	10,247
Retailer, Independent Dealer Agents & Carriers	9,506	9,496
Total gross profit	35,249	35,438

Selling, general, administrative, and interest expenses	29,205	28,529
Income before provision for income taxes	$6,044	$6,909

To provide investors with better visibility, the Company also discloses revenue and gross profit by its four product categories:

•	Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•	Network systems products are used to build and upgrade computing and Internet networks. Products include fixed and mobile broadband equipment, distributed antenna systems (DAS), wireless networking, filtering systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services.

Index
•	Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•	Mobile device accessories include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2015 and 2014 are as follows (in thousands):

	Three months ended June 29, 2014	Three months ended June 30, 2013
Revenues
Base station infrastructure	$62,887	$69,541
Network systems	30,544	19,063
Installation, test and maintenance	10,922	9,762
Mobile device accessories	48,593	45,743
Total revenues	$152,946	$144,109

Gross Profit
Base station infrastructure	$17,075	$18,889
Network systems	4,685	3,818
Installation, test and maintenance	2,533	2,350
Mobile device accessories	10,956	10,381
Total gross profit	$35,249	$35,438

Note 8. Stock Buyback

On April 28, 2003, the Company’s Board of Directors approved a stock buyback program. On April 23, 2014, the Board of Directors expanded the stock buyback program and authorized the purchase on a non-accelerated basis of up to $10 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No shares have been purchased as a part of the expanded stock buyback program.

Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limit aggregate dollar value of shares that may be repurchased to $30.0 million.  As of June 29, 2014, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended June 29, 2014 and June 30, 2013 the allocated value of the shares withheld totaled $1,404,300 and $1,378,100, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter ended June 29, 2014, American Tower Corporation accounted for 10.2% of total consolidated revenue. For the fiscal quarter ended June 30, 2013, no customer accounted for more than 6% of total consolidated revenues. For the fiscal quarter ended June 29, 2014 and June 30, 2013, sales of CommScope Incorporated products accounted for 17.5% and 15.0% of total revenue, respectively.

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

We evaluate our business as one segment.  However, to provide investors with increased visibility into the markets the we serve, we also report revenue and gross profit by the following market units: (1) public carriers, contractors and program managers; (2) private system operators and governments; (3) commercial dealers and resellers, and (4) retailers, dealer agents and carriers.

We offer a wide range of products that are classified into four product categories: base station infrastructure; network systems; installation, test and maintenance; and mobile device accessories. Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and Internet networks. We have also been growing our offering of wireless broadband, distributed antennas systems (DAS), network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile device accessories products include cellular phone and data device accessories.

Our first quarter revenue increased by 6.1% compared to the first quarter of fiscal year 2014. We experienced growth across all markets. We believe this growth is largely driven by growth in consumer demand for wireless devices generally. That consumer demand translates into a need for faster networks with additional capacity. As such, our sales of network systems products increased by 60.2% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. We expect this growth in consumer demand to continue and to drive opportunities for the sale of mobile device accessories, as well as to augment the demand for network build-outs. We have seen the impact of these build-outs, as evidenced by strong growth in our public carriers, contractors & program managers market, 10.8%, over the prior year quarter. We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations.

Our first quarter gross profits declined slightly by 0.5% compared to the first quarter of fiscal year 2014. The decline in gross profit was primarily the result of a change in product mix, as we experienced increased sales of lower-margin DAS equipment. Total selling, general and administrative expenses increased by 2.5% compared to the prior-year quarter primarily due to increased expenses associated with our investments in talent and technology. As a result, net income decreased by 14.5% and diluted earnings per share decreased by 13.7% compared to the prior-year quarter.

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

Index
Results of Operations

First Quarter of Fiscal Year 2015 Compared with First Quarter of Fiscal Year 2014

Total Revenues. Revenues for the first quarter of fiscal 2015 increased 6.1% as compared with the first quarter of fiscal 2014. The public system operators, contractors and program managers market grew revenues by 10.8%. This growth was primarily driven by our customers’ need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. Revenue within our commercial dealers and resellers market increased by 6.2%. Revenue within the private and government system operators markets increased 4.0%. Revenues in our retailers, independent dealer agents and carriers market increased in the first quarter of fiscal 2015 as compared to the same period last year by 3.4%.

Total Gross Profit. Gross profit for the first quarter of fiscal 2015 decreased by 0.5% as compared with the first quarter of fiscal 2014. This decrease reflects a reduction in gross profit in our public system operators, contractors, and program managers market of 8.9% due to a shift within this market from traditional network build-outs to lower margin DAS builds. This decrease was largely offset by an increase in gross profit in our commercial dealers and resellers market of 3.8%. Gross profit in our retailers, independent dealer agents and carriers market was flat and our private and government system operators market increased by 1.4%. Overall gross profit margin decreased to 23.0%, compared to 24.6% for the same period last year, primarily driven by the change in product mix mentioned above partially offset by a 5.6% increase in sales of our higher margin Ventev proprietary products.

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

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases of the last two fiscal years and for fiscal 2015 year to date.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.7 million in the first quarter of fiscal 2015 as compared with the first quarter of fiscal 2014. Selling, general and administrative expenses as a percentage of revenues decreased from 19.8% in the first quarter of fiscal 2014, to 19.1% in the first quarter of fiscal 2015.

Compensation expense increased by $0.6 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $0.8 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Our bonus programs are all based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the first quarter of fiscal 2014 than in fiscal 2015.

Index
Information technology expense increased by $0.3 million in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due to an increase in consulting expenses as well as an increase in software depreciation expense.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $234,900 and $144,000 for the first quarter ended June 29, 2014 and June 30, 2013, respectively.

Interest, Net. Net interest expense decreased from $54,600 in the first quarter of fiscal 2014 to $28,400 in the first quarter of fiscal 2015.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 37.9% in the first quarter of fiscal 2014 to 39.3% in the first quarter of fiscal 2015. This increase is primarily the result of an expiration of a statute of limitations regarding an uncertain tax position that occurred in the first quarter of fiscal 2014.  As a result of the factors discussed above, net income decreased 14.5% and diluted earnings per share decreased 13.7% for the first quarter of fiscal 2015 compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the three months ended June 29, 2014 and June 30, 2013:

	Three Months Ended
	June 29, 2014	June 30, 2013
Cash flows used in operating activities	$(2,780,900)	$(10,418,800)
Cash flows used in investing activities	(490,900)	(902,500)
Cash flows (used in) provided by financing activities	(1,959,900)	7,231,000
Net decrease in cash and cash equivalents	$(5,231,700)	$(4,090,300)

We used $2.8 million of net cash from operating activities in the first three months of fiscal 2015 compared with $10.4 million used in the first three months of fiscal 2014. We typically have negative cash flows from operations in the first quarter because of the payout of pay for performance bonuses earned in the prior fiscal year.  In addition to the bonus payment, our cash used by operating activities during the first three months of fiscal 2015 was driven by increases in accounts receivable, inventory, and accounts payable. The increase in accounts receivable was primarily due to higher June sales in fiscal 2015 than in March of fiscal 2014. The increase in inventory was primarily due to an increase in orders from customers in preparation for the peak build season. The increase in accounts payable is related to the timing of inventory purchases.

Net cash used in investing activities of $0.5 million in the first three months of fiscal 2015 were down from expenditures of $0.9 million in the first three months of fiscal 2014. Cash used in both periods were due to capital expenditures. In the first three months of both fiscal 2015 and 2014, the capital expenditures were largely comprised of investments in information technology.

Index
Net cash used in financing activities was $2.0 million for the first three months of fiscal 2015 compared to net cash provided by financing activities of $7.2 million for the first three months of fiscal 2014.  During both the first three months of fiscal 2015 and the first three months of fiscal 2014, we had cash outflows due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation. During the first three months of fiscal 2014, we had net borrowings of $9.1 million on our revolving line of credit causing the cash flows from financing to be a net inflow.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of June 29, 2014, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to our continued compliance with the other applicable terms, including the covenants referenced above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility. Currently the term for the credit facility goes through October 1, 2016, and the amount of allowable dividend payments under the credit facility is $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of June 29, 2014, we had repurchased an aggregate of $13.7 million of common stock since May 31, 2007, leaving $16.3 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The maturity date of the term loan in July 1, 2016, and the note currently bears interest at a floating rate of LIBOR plus 2.00%.  As of June 29, 2014, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility, and had a balance of $2.3 million as of June 29, 2014.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At June 29, 2014, the principal balance of this term loan was $127,100.

Index
We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.20 per share was paid in June 2014. On July 23, 2014, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on August 20, 2014 to shareholders of record as of August 6, 2014. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 29, 2014, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for annual periods beginning after December 15, 2016. The Company is currently in the process of assessing what impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

In June 2014, the FASB issue Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. This pronouncement provides guidance on accounting for share-based awards where the performance target could be achieved after an employee completes the requisite service period. The Company currently does not have any share based arrangements of this type; therefore, this guidance is not expected to have an impact on the Company’s results of operations or financial condition. Refer to Note 3 for details of the Company’s stock based compensation.

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

Index
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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners that are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers as a result of consolidation among the wireless communications industry; the strength of our customers', vendors' and affinity partners' business; economic conditions that may impact customers' ability to fund or pay for our products and services; changes in customer and product mix that affects gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; system security or data protection breaches; technology changes in the wireless communications industry; third-party freight carrier interruption; increased competition; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain financing as and when needed; claims against us for breach of the intellectual property rights of third parties; product liability claims; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.3 million at June 29, 2014, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on June 29, 2014 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

On April 23, 2014, the Board of Directors expanded the Company’s existing buyback program, authorizing the company to purchase up to $10.0 million of common stock over a 24-month period, ending April 2016. As of June 29, 2014 no shares have been repurchased under the expanded stock buyback program. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limit aggregate dollar value of shares that may be repurchased to $30.0 million.  As of June 29, 2014, we had the ability to purchase approximately $16.3 million in additional shares of common stock without violating this covenant.

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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 formatted in XBRL: (i) Consolidated Statement of Income and Income for the three months ended June 29, 2014 and June 30, 2013; (ii) Consolidated Balance Sheet at June 29, 2014 and March 30, 2014; (iii)  Consolidated Statement of Cash Flows for the three months ended June 29, 2014 and June 30, 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Index
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 8, 2014	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)