Form 10-Q
period 2014-09-28
TESSCO TECHNOLOGIES INC
filed 2014-11-05
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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
Yes ☐            No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 31, 2014, was 8,297,443.

TESSCO Technologies Incorporated

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	September 28, 2014	March 30, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,656,900	$11,467,900
Trade accounts receivable, net	80,665,500	67,495,700
Product inventory, net	81,838,400	61,955,700
Deferred tax assets	6,932,100	6,913,000
Prepaid expenses and other current assets	3,478,300	2,336,600
Total current assets	175,571,200	150,168,900

Property and equipment, net	21,750,100	22,765,400
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,341,300	2,341,300
Total assets	$211,347,300	$186,960,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$73,526,800	$50,756,900
Payroll, benefits and taxes	5,328,200	7,670,100
Income and sales tax liabilities	2,242,400	2,477,700
Accrued expenses and other current liabilities	1,088,000	923,600
Revolving line of credit	--	--
Current portion of long-term debt	250,400	250,200
Total current liabilities	82,435,800	62,078,500

Deferred tax liabilities	4,260,700	4,260,700
Long-term debt, net of current portion	2,082,900	2,208,200
Other long-term liabilities	3,386,300	3,584,800
Total liabilities	92,165,700	72,132,200

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,780,196 shares issued and 8,281,062 shares outstanding as of September 28, 2014, and 13,627,098 shares issued and 8,180,484 shares outstanding as of March 30, 2014	95,800	94,200
Additional paid-in capital	56,129,600	53,987,700
Treasury stock, at cost, shares 5,499,134 outstanding as of September 28, 2014 and 5,446,614 shares outstanding as of March 30, 2014	(51,727,400)	(50,084,600)
Retained earnings	114,683,600	110,830,800
Total shareholders’ equity	119,181,600	114,828,100
Total liabilities and shareholders’ equity	$211,347,300	$186,960,300

See accompanying notes.

Index
TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Revenues	$148,521,800	$146,526,000	$301,468,100	$290,634,800
Cost of goods sold	113,085,800	110,033,200	230,783,300	218,704,100
Gross profit	35,436,000	36,492,800	70,684,800	71,930,700
Selling, general and administrative expenses	29,569,400	28,903,400	58,745,800	57,377,500
Income from operations	5,866,600	7,589,400	11,939,000	14,553,200
Interest expense, net	49,400	67,000	77,800	121,600
Income before provision for income taxes	5,817,200	7,522,400	11,861,200	14,431,600
Provision for income taxes	2,303,600	2,941,300	4,676,200	5,558,300
Net income	$3,513,600	$4,581,100	$7,185,000	$8,873,300
Basic earnings per share	$0.42	$0.56	$0.87	$1.09
Diluted earnings per share	$0.42	$0.55	$0.86	$1.06

Cash dividends declared per common share	$0.20	$0.18	$0.40	$0.36

See accompanying notes.

Index
TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 28, 2014	September 29, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,185,000	$8,873,300
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,352,900	2,474,200
Gain on sale of property and equipment	(3,000)	--
Non-cash stock-based compensation expense	677,600	1,096,900
Deferred income taxes and other	(216,300)	6,500
Change in trade accounts receivable	(13,169,800)	7,117,900
Change in product inventory	(19,882,700)	(5,308,100)
Change in prepaid expenses and other current assets	(1,141,700)	869,300
Change in trade accounts payable	22,769,900	(6,393,900)
Change in payroll, benefits and taxes	(2,341,900)	(4,283,500)
Change in income and sales tax liabilities	(235,300)	(162,100)
Change in accrued expenses and other current liabilities	347,800	273,400
Net cash (used in) provided by operating activities	(3,657,500)	4,563,900

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,338,900)	(2,305,800)
Proceeds from sale of property and equipment	3,000	--
Net cash used in investing activities	(1,335,900)	(2,305,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(125,100)	(126,800)
Proceeds from issuance of stock	109,200	112,400
Cash dividends paid	(3,332,200)	(2,958,100)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(1,642,800)	(1,428,400)
Excess tax benefit from stock-based compensation	1,173,300	905,300
Net cash used in financing activities	(3,817,600)	(3,495,600)

Net decrease in cash and cash equivalents	(8,811,000)	(1,237,500)

CASH AND CASH EQUIVALENTS, beginning of period	11,467,900	4,468,000

CASH AND CASH EQUIVALENTS, end of period	$2,656,900	$3,230,500

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. This pronouncement provides guidance on accounting for share-based awards where the performance target could be achieved after an employee completes the requisite service period. The Company currently does not have any share based arrangements of this type; therefore, this guidance is not expected to have an impact on the Company’s results of operations or financial condition. Refer to Note 3 for details of the Company’s stock based compensation.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 28, 2014 includes $228,000 and $677,600, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 29, 2013 includes $517,000 and $1,096,900, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $1,173,300 and $905,300, primarily related to the PSUs which vested during the six months ended September 28, 2014 and September 29, 2013, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal 2015:

	Six Months Ended September 28, 2014	Weighted Average Fair Value at Grant Date
Unvested shares available for issue under outstanding PSUs, beginning of period	317,127	$15.96
PSU’s Granted	91,000	29.28
PSU’s Vested	(120,883)	14.35
PSU’s Forfeited/Cancelled	(51,979)	20.20
Unvested shares available for issue under outstanding PSUs, end of period	235,265	$21.00

Index
Of the 235,265 shares available for issuance under outstanding PSUs but not yet vested as of September 28, 2014, 146,265 shares have been earned in respect of the applicable measurement year, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year following the applicable measurement year and continuing on or about May 1 of each of the three immediately following fiscal years.

During fiscal 2015, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 91,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met, and subject to individual performance. These PSUs have a one year measurement period (fiscal 2015), with any shares earned at the end of fiscal 2015 vested and issued ratably on or about May 1 of each of 2015, 2016, 2017 and 2018, provided that the respective participants remain employed by or associated with the Company on each date. For the six months ending September 28, 2014 we have not recognized any expense related to these awards.

The PSUs cancelled during fiscal 2015 related primarily to the fiscal 2014 grant of PSUs, which had a one year measurement period (fiscal 2014). The PSUs were cancelled because the applicable fiscal 2014 performance targets were not fully attained. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

If the entire number of PSUs granted in fiscal 2015 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSUs would be approximately $3.3 million, net of estimated forfeitures, as of September 28, 2014, and would be expensed through fiscal 2018. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2015 is not earned, stock-based compensation related to these awards will be different from this amount.

Restricted Stock / Restricted Stock Units: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares were issued (subject to the risk of forfeiture) and vest ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56 per share. As of September 28, 2014, 45,000 shares remained unvested, and there was no activity related to these restricted shares during the first six months of fiscal 2015. As of September 28, 2014, there was approximately $0.4 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately two years.

In addition the Company has issued restricted stock units (RSUs) to its non-employee directors. The following table summarizes, by date of grant and number of shares covered, the RSU awards granted to non-employee directors of the Company during the current and prior two fiscal years:

	May 3, 2012	May 14, 2013	May 8, 2014
Restricted Stock Units Awarded	20,100	15,000	10,000

These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of September 28, 2014, there was approximately $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding restricted stock unit awards. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

Index
PSUs and RSUs are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by NASDAQ on the date of grant minus the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs. Dividends do, however, accrue on both the vested and unvested shares subject to the restricted stock award made to the Company’s Chairman.

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

The Company had no assets or liabilities recorded at fair value as of September 28, 2014 or as of March 30, 2014.

The carrying amounts of cash and cash equivalents, trade accounts receivable,  trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 28, 2014 and March 30, 2014 due to their short term nature. As of September 28, 2014 and March 30, 2014 our revolving debt facility had a zero balance.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of September 28, 2014 and March 30, 2014 is estimated as follows:

	September 28, 2014		March 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,212,500	$2,116,800	$2,325,000	$2,200,500
Note payable to Baltimore County	$120,800	$113,500	$133,400	$124,400

Note 5. Income Taxes

As of September 28, 2014, the Company had a gross amount of unrecognized tax benefits of $479,600 ($311,700 net of federal benefit).  As of March 30, 2014, the Company had a gross amount of unrecognized tax benefits of $1,665,000 ($309,400 net of federal benefit). The Company’s unrecognized tax benefit increased by $1,189,000 in the fourth quarter of fiscal 2014, due to a change in its accounting method for certain accrued expenses. This amount was reclassified to income taxes payable in the first three months of fiscal 2015, due to the Company filing an automatic change to its method of accounting for certain accrued expenses with the IRS.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of our fiscal 2015 was $33,100 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of September 28, 2014 was $328,600 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of our fiscal 2014 was a benefit of $3,800 (net of federal benefit) due to the expiration of a statute of limitations relating to an uncertain tax position. The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 30, 2014 was $295,500 (net of federal benefit).

Index
A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 30, 2014 of unrecognized tax benefit	$1,665,000
Decrease due to reclassification to income tax payable	(1,189,000)
Increases related to current period tax positions	3,600
Ending balance at September 28, 2014 of unrecognized tax benefits	$479,600

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

The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, except per share amounts	Fiscal Quarter Ended		Six Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Earnings per share – Basic:
Net earnings	$3,514	$4,581	$7,185	$8,873
Less: Distributed and undistributed earnings allocated to nonvested stock	(19)	(38)	(39)	(73)
Earnings available to common shareholders – Basic	$3,495	$4,543	$7,146	$8,800

Weighted average common shares outstanding – Basic	8,279	8,149	8,252	8,109

Earnings per common share – Basic	$0.42	$0.56	$0.87	$1.09

Earnings per share – Diluted:
Net earnings	$3,514	$4,581	$7,185	$8,873
Less: Distributed and undistributed earnings allocated to nonvested stock	(19)	(37)	(29)	(60)
Earnings available to common shareholders – Diluted	$3,495	$4,544	$7,156	$8,813

Weighted average common shares outstanding – Basic	8,279	8,149	8,252	8,109
Effect of dilutive options	106	149	106	172
Weighted average common shares outstanding – Diluted	8,385	8,298	8,358	8,281

Earnings per common share – Diluted	$0.42	$0.55	$0.86	$1.06

Anti-dilutive equity awards not included above	--	--	--	--

Note 7. Business Segments

The Company evaluates its business as one segment, as the chief operating decision maker assesses performance and allocates resources on a consolidated basis. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer market units:  (1) public carriers, contractors and program managers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) private system operators and governments including commercial entities such as major utilities and transportation companies, federal agencies and state and local governments that run wireless networks for their own use; (3) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (4) retailers, dealer agents and carriers.

Index
The Company evaluates revenue, gross profit, and income before provision for income taxes in the aggregate.  Certain cost of sales and other applicable expenses have been allocated to each market unit based on a percentage of revenues and/or gross profit, where appropriate.

Market unit activity for the second quarter and first six months of fiscal years 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
Revenues
Public Carriers, Contractors & Program Managers	$40,853	$40,948
Private & Government System Operators	29,446	31,059
Commercial Dealers & Resellers	36,780	36,433
Retailer, Independent Dealer Agents & Carriers	41,443	38,086
Total revenues	148,522	146,526

Gross Profit
Public Carriers, Contractors & Program Managers	7,347	9,015
Private & Government System Operators	8,082	8,377
Commercial Dealers & Resellers	10,289	10,093
Retailer, Independent Dealer Agents & Carriers	9,718	9,008
Total gross profit	35,436	36,493

Selling, general, administrative, and interest expenses	29,619	28,971
Income before provision for income taxes	$5,817	$7,522

	Six Months Ended
	September 28, 2014	September 29, 2013
Revenues
Public Carriers, Contractors & Program Managers	$82,271	$78,331
Private & Government System Operators	58,450	58,952
Commercial Dealers & Resellers	75,064	72,477
Retailer, Independent Dealer Agents & Carriers	85,683	80,875
Total revenues	301,468	290,635

Gross Profit
Public Carriers, Contractors & Program Managers	14,540	16,909
Private & Government System Operators	15,995	16,178
Commercial Dealers & Resellers	20,926	20,340
Retailer, Independent Dealer Agents & Carriers	19,224	18,504
Total gross profit	70,685	71,931

Selling, general, administrative, and interest expenses	58,824	57,499
Income before provision for income taxes	$11,861	$14,432

Index
To provide investors with better visibility, the Company also discloses revenue and gross profit by its four product categories:

•	Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•	Network systems products are used to build and upgrade computing and Internet networks. Products include fixed and mobile broadband equipment, distributed antenna systems (DAS), wireless networking, filtering systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services.

•	Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•	Mobile device accessories include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2015 and 2014 are as follows (in thousands):

	Three months ended September 28, 2014	Three months ended September 29, 2013
Revenues
Base station infrastructure	$64,129	$67,888
Network systems	27,496	21,838
Installation, test and maintenance	10,663	12,588
Mobile device accessories	46,234	44,212
Total revenues	$148,522	$146,526

Gross Profit
Base station infrastructure	$16,817	$18,765
Network systems	4,174	3,745
Installation, test and maintenance	2,284	2,780
Mobile device accessories	12,161	11,203
Total gross profit	$35,436	$36,493

	Six months ended September 28, 2014	Six months ended September 29, 2013
Revenues
Base station infrastructure	$127,016	$137,429
Network systems	58,040	40,901
Installation, test and maintenance	21,585	22,350
Mobile device accessories	94,827	89,955
Total revenues	$301,468	$290,635

Gross Profit
Base station infrastructure	$33,892	$37,654
Network systems	8,859	7,563
Installation, test and maintenance	4,817	5,130
Mobile device accessories	23,117	21,584
Total gross profit	$70,685	$71,931

Index
Note 8. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. During the second fiscal quarter the Company purchased 7,733 shares under the expanded stock buyback program for approximately $0.2 million, or an average cost of $29.86 per share. Subsequent to quarter end, and through October 31, 2014, the Company purchased an additional 33,272 shares under this program for approximately $1.0 million, or an average of $29.32. As of October 31, 2014, $8.8 million remained available for repurchase under this program.

Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of September 28, 2014, we had the ability to purchase approximately $16.1 million in additional shares of common stock without violating this covenant.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 28, 2014 and September 29, 2013 the allocated value of the shares withheld totaled $1,411,800 and $1,428,400, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For the fiscal quarter and six months ended September 28, 2014, American Tower Corporation accounted for 9.5% and 9.8% of total consolidated revenue, respectively. For both the fiscal quarter and six months ended September 29, 2013, no customer accounted for more than 5.0% of total consolidated revenues. For the fiscal quarter and six months ended September 28, 2014, sales of CommScope Incorporated products accounted for 15.1% and 16.4% of consolidated revenue, respectively. For the fiscal quarter and six months ended September 29, 2013, sales of CommScope Incorporated products accounted for 16.7% and 15.8% of consolidated revenue, respectively.

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

We offer a wide range of products that are classified into four product categories: base station infrastructure; network systems; installation, test and maintenance; and mobile device accessories. Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and Internet networks. We have also been growing our offering of wireless broadband, distributed antennas systems (DAS), network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency, voltage and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile device accessories products include cellular phone and data device accessories.

Our second quarter revenue increased by 1.4% compared to the second quarter of fiscal year 2014. We experienced growth within our retailers, dealer agents and carriers market of 8.8% primarily due to an increase in buyers as well as business driven by the iPhone 6 launch. This growth was partially offset by a decline in our private systems operators and governments market, with our other markets remaining relatively flat. We also experienced growth in sales of our mobile device and accessories products of 4.6%. We expect this growth in consumer demand to continue and to drive opportunities for the sale of mobile device accessories, as well as to augment the demand for network build-outs. We continue to see large enterprises, utilities, and governments increasing their use of wireless networks in their businesses and operations and expect this trend to continue.

Our second quarter gross profit declined by 2.9% as compared to the second quarter of fiscal year 2014. The decline in gross profit was primarily the result of a change in product mix, as we continued to experience increased sales of lower-margin DAS equipment. Total selling, general and administrative expenses increased by 2.3% compared to the prior-year quarter primarily due to increased expenses associated with our investments in talent. Our provision for income taxes decreased by 21.6% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result, net income decreased by 23.3% and diluted earnings per share decreased by 23.6% compared to the prior-year quarter.

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

Index
Results of Operations

Second Quarter of Fiscal Year 2015 Compared with Second Quarter of Fiscal Year 2014

Total Revenues. Revenues for the second quarter of fiscal 2015 increased 1.4%, compared with the second quarter of fiscal 2014. Revenues in our retailers, independent dealer agents and carriers market increased in the second quarter of fiscal 2015, compared to the same period last year by 8.8% primarily due to an increase in buyers as well as business driven by the iPhone 6 launch. This growth was partially offset by a decrease in revenue of 5.2% within the private and government system operators market. In the second quarter of fiscal 2014 we saw an increase in this market as government agencies prepared for the government shutdown. We did not see a similar increase this year, as there was no threat of a government shutdown. Revenue from the public system operators, contractors and program managers market were flat. We have seen a decrease in spending from our Tier 1 carriers as compared to last year and expect this slow down to continue through the end of the calendar year. As discussed above, this decrease in spending was offset by an increase in demand for DAS products. Revenue within our commercial dealers and resellers market increased by 1.0% driven by an increase in demand for indoor cellular and data coverage.

Total Gross Profit. Gross profit for the second quarter of fiscal 2015 decreased by 2.9%, compared with the second quarter of fiscal 2014. This decrease reflects a reduction in gross profit in our public system operators, contractors, and program managers market of 18.5% due to a shift within this market from traditional network build-outs to lower margin DAS builds. This decrease was partially offset by an increase in gross profit in our retailers, independent dealer agents and carriers market of 7.9%. Gross profit in our commercial dealers and resellers increased by 1.9% and our private and government system operators market decreased by 3.5%. Overall gross profit margin decreased to 23.9%, compared to 24.9% for the same period last year, primarily driven by the change in product mix mentioned above.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.7 million in the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014. Selling, general and administrative expenses as a percentage of revenues increased from 19.7% in the second quarter of fiscal 2014, to 19.9% in the second quarter of fiscal 2015.

Compensation expense increased by $1.3 million in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $2.2 million in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014. We changed our annual performance expectation during the second quarter of fiscal 2015. As a result, we recognized a benefit during the second quarter from reversal of the compensation expense accrued in the first quarter. Our bonus programs are primarily based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the second quarter of fiscal 2014 than in fiscal 2015.

Information technology expense increased by $0.5 million in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014, due to an increase in consulting expenses as well as an increase in software maintenance expense.

Index
Marketing and sales promotion expense increased by $0.8 million in the second quarter of fiscal 2015, compared to the second quarter of fiscal 2014, due to an increase in sponsorships, direct marketing expenses, and participation in additional tradeshows.

Corporate support expense increased by $0.6 million in the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, due to an increase in bad debt expense, new product development costs related to our Ventev® products, and recruiting expenses related to the expansion of our business generation teams.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $338,400 and $181,900 for the second quarter ended September 28, 2014 and September 29, 2013, respectively.

Interest, Net. Net interest expense decreased from $67,000 in the second quarter of fiscal 2014 to $49,400 in the second quarter of fiscal 2015.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 39.1% in the second quarter of fiscal 2014 to 39.6% in the second quarter of fiscal 2015. Our provision for income taxes decreased by 21.6% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 23.3% and diluted earnings per share decreased 23.6% for the second quarter of fiscal 2015, compared to the corresponding prior-year quarter.

First Six months of Fiscal Year 2015 Compared with First Six months of Fiscal Year 2014

Total Revenues. Revenues for the first six months of fiscal 2015 increased 3.7%, compared with the first six months of fiscal 2014. The public system operators, contractors and program managers market grew revenues by 5.0%. This growth was primarily driven by our customers’ need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic, specifically as it relates to distributed antenna system (DAS) applications. Revenue within our commercial dealers and resellers market increased by 3.6%. Revenue within the private and government system operators markets decreased slightly by 0.9%. Revenues in our retailers, independent dealer agents and carriers market increased in the first six months of fiscal 2015, compared to the same period last year by 5.9%.

Total Gross Profit. Gross profit for the first six months of fiscal 2015 decreased by 1.7%, compared with the first six months of fiscal 2014. This decrease reflects a reduction in gross profit in our public system operators, contractors, and program managers market of 14.0% due to a shift within this market from traditional network build-outs to lower margin DAS builds. This decrease was largely offset by an increase in gross profit in our commercial dealers and resellers market, as well as our retailers, independent dealer agents and carriers market of 2.9% and 3.9%, respectively. Gross profit in our private and government system operators market decreased by 1.1%. Overall gross profit margin decreased to 23.4%, compared to 24.7% for the same period last year, primarily driven by the change in product mix mentioned.

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

Index
Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $1.4 million in the first six months of fiscal 2015, compared with the first six months of fiscal 2014. Selling, general and administrative expenses as a percentage of revenues decreased from 19.7% in the first six months of fiscal 2014, to 19.5% in the first six months of fiscal 2015.

Compensation expense increased by $2.1 million in the first six months of fiscal 2015, compared to the first six months of fiscal 2014, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $2.9 million in the first six months of fiscal 2015, compared to the first six months of fiscal 2014. Our bonus programs are primarily based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the first six months of fiscal 2014 than in fiscal 2015.

Information technology expense increased by $0.8 million in the first six months of fiscal 2015, compared to the first six months of fiscal 2014, due to an increase in consulting expenses as well as an increase in software maintenance.

Marketing and sales promotion expense increased by $0.9 million in the first six months of fiscal 2015, compared to the first six months of fiscal 2014, due to an increase in sponsorships, direct marketing expenses, and participation in additional tradeshows.

Corporate support expense increased by $0.7 million in the first six months of fiscal 2015, compared to the first six months of fiscal 2014, due to an increase in bad debt expense, new product development costs related to our Ventev® products, and recruiting expenses related to the expansion of our business generation teams.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $573,200 and $325,900 for the six months ended September 28, 2014 and September 29, 2013, respectively.

Interest, Net. Net interest expense decreased from $121,600 in the first six months of fiscal 2014 to $77,800 in the first six months of fiscal 2015.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 38.5% in the first six months of fiscal 2014 to 39.4% in the first six months of fiscal 2015. This increase is primarily the result of an expiration of a statute of limitations regarding an uncertain tax position that occurred in the first quarter of fiscal 2014.  As a result of the factors discussed above, net income decreased 19.0% and diluted earnings per share decreased 18.9% for the first six months of fiscal 2015 compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the six months ended September 28, 2014 and September 29, 2013:

	Six Months Ended
	September 28, 2014	September 29, 2013
Cash flows (used in) provided by operating activities	$(3,657,500)	$4,563,900
Cash flows used in investing activities	(1,335,900)	(2,305,800)
Cash flows used in financing activities	(3,817,600)	(3,495,600)
Net decrease in cash and cash equivalents	$(8,811,000)	$(1,237,500)

We used $3.7 million of net cash from operating activities in the first six months of fiscal 2015, compared with net cash provided by operating activities of $4.6 million for the first six months of fiscal 2014. Our cash used by operating activities during the first six months of fiscal 2015 was driven by increases in accounts receivable and inventory partially offset by an increase in accounts payable. The increase in accounts receivable was primarily due to the timing of purchases from several of our larger customers. The increase in inventory was primarily due to anticipated support of increased builds in the public system operator, contractor and program manager market, which have been delayed.  We also increased inventory to support an increase in orders from the iPhone 6 launch, in preparation for the retail holiday season, as well as an increase in DAS inventory. The increase in accounts payable is related to the timing of inventory purchases.

Index
Net cash used in investing activities of $1.3 million in the first six months of fiscal 2015 was down from expenditures of $2.3 million in the first six months of fiscal 2014. Cash used in both periods was due to capital expenditures. In the first six months of both fiscal 2015 and 2014, the capital expenditures were largely comprised of investments in information technology.

Net cash used in financing activities was $3.8 million for the first six months of fiscal 2015, compared to $3.5 million for the first six months of 2014. During both the first six months of fiscal 2015 and the first six months of fiscal 2014, we had cash outflows due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of September 28, 2014, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to our continued compliance with the other applicable terms, including the covenants referenced above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility. Currently the term for the credit facility goes through October 1, 2016, and the amount of allowable dividend payments under the credit facility is $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of September 28, 2014, we had repurchased an aggregate of $13.9 million of common stock since May 31, 2007, leaving $16.1 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The maturity date of the term loan is July 1, 2016, and the note currently bears interest at a floating rate of LIBOR plus 2.00%.  As of September 28, 2014, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility, and had a balance of $2.2 million as of September 28, 2014.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 28, 2014, the principal balance of this term loan was $120,800.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.20 per share was paid in August 2014. On October 23, 2014, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on November 22, 2014 to shareholders of record as of November 5, 2014. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

Index
We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 28, 2014, we do not have any material capital expenditure commitments.

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

In June 2014, the FASB issue Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. This pronouncement provides guidance on accounting for share-based awards where the performance target could be achieved after an employee completes the requisite service period. The Company currently does not have any share-based arrangements of this type; therefore, this guidance is not expected to have an impact on the Company’s results of operations or financial condition. Refer to Note 3 in the notes to financial statements above for details of the Company’s stock based compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.2 million at September 28, 2014, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on September 28, 2014 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Index
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the second quarter of fiscal year 2015.

Q2 2015 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
June 30, 2014 through July 27, 2014	-	$	N/A	-
July 28, 2014 through August 31, 2014	5,575		29.82	5,575
September 1, 2014 through September 28, 2014	2,158		29.99	2,158
Total	7,733		$29.86	7,733	$9,769

(1)	On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program, authorizing the Company to purchase up to $10.0 million of common stock over a 24-month period, ending April 2016. As of September 28, 2014, 7,733 shares have been repurchased under the expanded stock buyback program for a total of approximately $0.2 million or an average of $29.86 per share. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million. As of September 28, 2014, we had the ability to purchase approximately $16.1 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Index
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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in XBRL: (i) Consolidated Statement of Income and Income for the three and six months ended September 28, 2014 and September 29, 2013; (ii) Consolidated Balance Sheet at September 28, 2014 and March 30, 2014; (iii)  Consolidated Statement of Cash Flows for the six months ended September 28, 2014 and September 29, 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Index
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: November 5, 2014	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)