Form 10-Q
period 2014-12-28
TESSCO TECHNOLOGIES INC
filed 2015-02-06
CIK 927355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

or

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
Yes ☑No ☐

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
Yes ☐No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 30, 2015, was 8,185,729.

TESSCO Technologies Incorporated

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated
Consolidated Balance Sheets

	December 28, 2014	March 30, 2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,536,100	$11,467,900
Trade accounts receivable, net	63,877,000	67,495,700
Product inventory, net	65,114,800	61,955,700
Deferred tax assets	6,890,000	6,913,000
Prepaid expenses and other current assets	10,352,800	2,336,600
Total current assets	155,770,700	150,168,900

Property and equipment, net	21,202,900	22,765,400
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,341,300	2,341,300
Total assets	$190,999,600	$186,960,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$51,081,400	$50,756,900
Payroll, benefits and taxes	4,416,700	7,670,100
Income and sales tax liabilities	1,811,100	2,477,700
Accrued expenses and other current liabilities	8,865,100	923,600
Revolving line of credit	--	--
Current portion of long-term debt	250,400	250,200
Total current liabilities	66,424,700	62,078,500

Deferred tax liabilities	4,260,700	4,260,700
Long-term debt, net of current portion	2,020,300	2,208,200
Other long-term liabilities	3,123,900	3,584,800
Total liabilities	75,829,600	72,132,200

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock $0.01 par value, 15,000,000 shares authorized, 13,782,771 shares issued and 8,133,416 shares outstanding as of December 28, 2014, and 13,627,098 shares issued and 8,180,484 shares outstanding as of March 30, 2014	95,900	94,200
Additional paid-in capital	56,475,600	53,987,700
Treasury stock, at cost, shares 5,649,355 outstanding as of December 28, 2014 and 5,446,614 shares outstanding as of March 30, 2014	(56,106,800)	(50,084,600)
Retained earnings	114,705,300	110,830,800
Total shareholders’ equity	115,170,000	114,828,100
Total liabilities and shareholders’ equity	$190,999,600	$186,960,300

See accompanying notes.

Index
TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013

Revenues	$135,188,700	$144,915,200	$436,656,800	$435,550,000
Cost of goods sold	102,675,800	108,772,800	333,459,100	327,476,900
Gross profit	32,512,900	36,142,400	103,197,700	108,073,100
Selling, general and administrative expenses	29,828,800	28,974,800	88,574,600	86,352,300
Income from operations	2,684,100	7,167,600	14,623,100	21,720,800
Interest expense, net	61,300	37,800	139,100	159,400
Income before provision for income taxes	2,622,800	7,129,800	14,484,000	21,561,400
Provision for income taxes	941,600	2,709,300	5,617,800	8,267,600
Net income	$1,681,200	$4,420,500	$8,866,200	$13,293,800
Basic earnings per share	$0.20	$0.54	$1.07	$1.62
Diluted earnings per share	$0.20	$0.53	$1.06	$1.60

Cash dividends declared per common share	$0.20	$0.18	$0.60	$0.54

See accompanying notes.

Index
TESSCO Technologies Incorporated
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 28, 2014	December 29, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,866,200	$13,293,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,493,200	3,715,400
Gain on sale of property and equipment	(3,000)	(29,500)
Non-cash stock-based compensation expense	947,000	1,595,000
Deferred income taxes and other	(436,600)	(164,800)
Change in trade accounts receivable	3,618,700	18,571,700
Change in product inventory	(3,159,100)	(1,458,500)
Change in prepaid expenses and other current assets	(8,016,200)	1,062,300
Change in trade accounts payable	324,500	(21,134,500)
Change in payroll, benefits and taxes	(3,253,400)	(3,891,400)
Change in income and sales tax liabilities	(666,600)	(235,400)
Change in accrued expenses and other current liabilities	8,201,500	319,500
Net cash provided by operating activities	9,916,200	11,643,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,932,000)	(2,822,200)
Proceeds from sale of property and equipment	3,000	29,500
Net cash used in investing activities	(1,929,000)	(2,792,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(187,700)	(187,200)
Proceeds from issuance of stock	110,000	112,400
Cash dividends paid	(4,991,700)	(4,439,600)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(6,022,200)	(1,428,400)
Excess tax benefit from stock-based compensation	1,172,600	905,300
Net cash used in financing activities	(9,919,000)	(5,037,500)

Net (decrease) increase in cash and cash equivalents	(1,931,800)	3,813,400

CASH AND CASH EQUIVALENTS, beginning of period	11,467,900	4,468,000

CASH AND CASH EQUIVALENTS, end of period	$9,536,100	$8,281,400

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

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 28, 2014 includes $269,400 and $947,000, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 29, 2013 includes $498,100 and $1,595,000, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $1,172,600 and $905,300, primarily related to the PSUs which vested during the nine months ended December 28, 2014 and December 29, 2013, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal 2015:

	Nine Months Ended December 28, 2014	Weighted Average Fair Value at Grant Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	317,127	$15.96
PSUs Granted	91,000	29.28
PSUs Vested	(120,882)	14.35
PSUs Forfeited/Cancelled	(57,116)	20.28
Unvested shares available for issue under outstanding PSUs, end of period	230,129	$21.00

Index
Of the 230,129 shares available for issuance under PSUs outstanding but not yet vested as of December 28, 2014, 143,129 shares have been earned in respect of the applicable measurement year, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year immediately following the applicable measurement year and continuing on or about May 1 of each of the three succeeding fiscal years.

During fiscal 2015, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 91,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain earnings per share targets are met, and subject to individual performance. These PSUs have a one year measurement period (fiscal 2015), with any shares earned at the end of fiscal 2015 vested and issued ratably on or about May 1 of 2015, 2016, 2017 and 2018, provided that the respective participants remain employed by or associated with the Company on each date. For the nine months ending December 28, 2014 the Company has not recognized any expense related to these awards as the Company’s current estimate of fiscal 2015 earnings per share is below the minimum threshold set for these awards.

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

If the entire number of PSUs granted in fiscal 2015 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSUs would be approximately $3.0 million, net of estimated forfeitures, as of December 28, 2014, and would be expensed through fiscal 2018. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2015 is not earned, stock-based compensation related to these awards will be different from this amount.

Restricted Stock / Restricted Stock Units: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares were issued (subject to the risk of forfeiture) and vest ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56 per share. As of December 28, 2014, 45,000 shares remained unvested, and there was no activity related to these restricted shares during the first nine months of fiscal 2015. As of December 28, 2014, there was approximately $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately one year.

In addition the Company has issued restricted stock units (RSUs) to its non-employee directors. The following table summarizes, by date of grant and number of shares covered, the RSU awards granted to non-employee directors of the Company during the current and prior two fiscal years:

	May 3, 2012	May 14, 2013	May 8, 2014
Restricted Stock Units Awarded	20,100	15,000	10,000

These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of December 28, 2014, there was approximately $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding restricted stock unit awards. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

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

The Company had no assets or liabilities required to be measured at fair value as of December 28, 2014 or as of March 30, 2014.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 28, 2014 and March 30, 2014 due to their short term nature. As of December 28, 2014 and March 30, 2014 our revolving debt facility had a zero balance.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of December 28, 2014 and March 30, 2014 is estimated as follows:

	December 28, 2014		March 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a bank	$2,156,200	$2,074,200	$2,325,000	$2,200,500
Note payable to Baltimore County	$114,500	$107,900	$133,400	$124,400

Note 5. Income Taxes

As of December 28, 2014, the Company had a gross amount of unrecognized tax benefits of $394,300 ($256,300 net of federal benefit).  As of March 30, 2014, the Company had a gross amount of unrecognized tax benefits of $1,665,000 ($309,400 net of federal benefit). The Company’s unrecognized tax benefit increased by $1,189,000 in the fourth quarter of fiscal 2014, due to an uncertain tax position with respect to its accounting method for certain accrued expenses. This amount was reclassified to income taxes payable in the first three months of fiscal 2015, upon submission of an automatic change to its method of accounting for certain accrued expenses with the IRS.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of our fiscal 2015 was a benefit of $47,600 (net of federal benefit) due to the expiration of a statute of limitations relating to an uncertain tax position. The cumulative amount included in the consolidated balance sheet as of December 28, 2014 was $307,800 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of our fiscal 2014 was a benefit of $26,200 (net of federal benefit) due to the expiration of a statute of limitations relating to an uncertain tax position. The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 30, 2014 was $295,500 (net of federal benefit).

Index
A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 30, 2014 of unrecognized tax benefit	$1,665,000
Decrease due to reclassification to income tax payable	(1,189,000)
Decrease related to statute expiration	(92,200)
Increases related to current period tax positions	10,500
Ending balance at December 28, 2014 of unrecognized tax benefits	$394,300

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

The following table presents the calculation of basic and diluted earnings per common share:

Amounts in thousands, except per share amounts	Fiscal Quarter Ended		Nine Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Earnings per share – Basic:
Net earnings	$1,681	$4,421	$8,866	$13,294
Less: Distributed and undistributed earnings allocated to nonvested stock	(9)	(37)	(48)	(110)
Earnings available to common shareholders – Basic	$1,672	$4,384	$8,818	$13,184

Weighted average common shares outstanding – Basic	8,212	8,158	8,238	8,125

Earnings per common share – Basic	$0.20	$0.54	$1.07	$1.62

Earnings per share – Diluted:
Net earnings	$1,681	$4,421	$8,866	$13,294
Less: Distributed and undistributed earnings allocated to nonvested stock	(9)	(36)	(29)	(84)
Earnings available to common shareholders – Diluted	$1,672	$4,385	$8,837	$13,210

Weighted average common shares outstanding – Basic	8,212	8,158	8,238	8,125
Effect of dilutive options	113	158	101	156
Weighted average common shares outstanding – Diluted	8,325	8,316	8,339	8,281

Earnings per common share – Diluted	$0.20	$0.53	$1.06	$1.60

Anti-dilutive equity awards not included above	--	--	--	--

Note 7. Business Segments

The Company evaluates its business as one segment, as the chief operating decision maker assesses performance and allocates resources on a consolidated basis. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer market units: (1) public carriers, contractors and program managers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use; (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (5) retailers, independent dealer agents and carriers. Beginning in the third quarter of fiscal 2015, the Company now reports private system operators and government system operators results as two separate market units. This is intended to provide additional clarity of results, and does not represent a change in internal organizational structure. All prior periods have been restated to reflect this change.

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

The Company evaluates revenue, gross profit, and income before provision for income taxes at a consolidated level.  Certain cost of sales and other applicable expenses have been allocated to each market unit or product type based on a percentage of revenues and/or gross profit, where appropriate.

Market unit activity for the third quarter and first nine months of fiscal years 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	December 28, 2014	December 29, 2013
Revenues
Public Carriers, Contractors & Program Managers	$22,847	$37,550
Government System Operators	7,781	9,031
Private System Operators	25,422	20,913
Commercial Dealers & Resellers	30,786	36,630
Retailer, Independent Dealer Agents & Carriers	48,353	40,791
Total revenues	135,189	144,915

Gross Profit
Public Carriers, Contractors & Program Managers	4,929	7,875
Government System Operators	2,008	2,152
Private System Operators	6,286	6,038
Commercial Dealers & Resellers	8,847	10,295
Retailer, Independent Dealer Agents & Carriers	10,443	9,782
Total gross profit	32,513	36,142

Selling, general, administrative, and interest expenses	29,890	29,012
Income before provision for income taxes	$2,623	$7,130

Index
	Nine Months Ended
	December 28, 2014	December 29, 2013
Revenues
Public Carriers, Contractors & Program Managers	$105,118	$115,881
Government System Operators	23,948	26,939
Private System Operators	67,705	61,957
Commercial Dealers & Resellers	105,850	109,107
Retailer, Independent Dealer Agents & Carriers	134,036	121,666
Total revenues	436,657	435,550

Gross Profit
Public Carriers, Contractors & Program Managers	19,469	24,784
Government System Operators	6,448	6,772
Private System Operators	17,841	17,596
Commercial Dealers & Resellers	29,773	30,635
Retailer, Independent Dealer Agents & Carriers	29,667	28,286
Total gross profit	103,198	108,073

Selling, general, administrative, and interest expenses	88,714	86,512
Income before provision for income taxes	$14,484	$21,561

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2015 and 2014 are as follows (in thousands):

	Three months ended
	December 28, 2014	December 29, 2013
Revenues
Base station infrastructure	$50,631	$59,833
Network systems	20,299	26,856
Installation, test and maintenance	11,938	13,681
Mobile device accessories	52,321	44,545
Total revenues	$135,189	$144,915

Gross Profit
Base station infrastructure	$14,322	$17,117
Network systems	3,949	4,703
Installation, test and maintenance	2,649	3,073
Mobile device accessories	11,593	11,249
Total gross profit	$32,513	$36,142

Index
	Nine months ended
	December 28, 2014	December 29, 2013
Revenues
Base station infrastructure	$177,647	$197,262
Network systems	78,339	67,757
Installation, test and maintenance	33,523	36,031
Mobile device accessories	147,148	134,500
Total revenues	$436,657	$435,550

Gross Profit
Base station infrastructure	$48,214	$54,771
Network systems	12,808	12,266
Installation, test and maintenance	7,466	8,203
Mobile device accessories	34,710	32,833
Total gross profit	$103,198	$108,073

Note 8. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. During the third fiscal quarter the Company purchased 150,221 shares under the expanded stock buyback program for approximately $4.4 million, or an average cost of $29.13 per share.  For the nine months ended December 28, 2014, the Company purchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. As of December 28, 2014, $5.4 million remained available for repurchase under this program.

Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of December 28, 2014, the Company had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 28, 2014 and December 29, 2013, the allocated value of the shares withheld totaled $1,411,800 and $1,428,400, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships. For both the fiscal quarter and nine months ended December 28, 2014, no customer accounted for more than 3.0% and 8.0% of total consolidated revenues, respectively. For both the fiscal quarter and nine months ended December 29, 2013, no customer accounted for more than 6.0% and 4.0% of total consolidated revenues, respectively. For the fiscal quarter and nine months ended December 28, 2014, sales of CommScope Incorporated products accounted for 10.1% and 14.8% of consolidated revenue, respectively. For the fiscal quarter and nine months ended December 29, 2013, sales of CommScope Incorporated products accounted for 14.7% and 15.5% of consolidated revenue, respectively.

Index
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2014.

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

We evaluate our business as one segment.  However, to provide investors with increased visibility into the markets we serve, we also report revenue and gross profit by the following market units: (1) public carriers, contractors and program managers; (2) government system operators; (3) private system operators; (4) commercial dealers and resellers, and (5) retailers, independent dealer agents and carriers. Beginning in the third quarter, the Company now reports private system operators and government system operators results as two separate market units. This is intended to provide additional clarity of results, and does not represent a change in internal organizational structure.

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

Our third quarter revenue decreased by 6.7% compared to the third quarter of fiscal year 2014. We experienced growth within our retailers, independent dealer agents and carriers market of 18.5% primarily due to business driven by the iPhone 6 launch. We also experienced growth in our private system operators market of 21.6%. However, the growth in these markets was more than offset by a decline in our commercial dealers and resellers market and public carriers, contractors and program managers market of 16.0% and 39.2%, respectively due to a slowdown is spending of Tier 1 carriers and carrier related customers. This slowdown was also reflected on the product side with declines in our base station infrastructure, network systems, and installation, test and maintenance product categories of 15.4%, 24.4% and 12.7%, respectively. We do not anticipate an increase in Tier 1 carrier spending before the first quarter of fiscal 2016.

Our third quarter gross profit declined by 10.0% as compared to the third quarter of fiscal year 2014. The decline in gross profit was primarily the result of the decreased carrier spending mentioned above. Total selling, general and administrative expenses increased by 2.9% compared to the prior-year quarter primarily due to increased expenses associated with our investments in talent, marketing, and technology.  As a result, net income decreased by 62.0% and diluted earnings per share decreased by 62.3% compared to the prior-year quarter.

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

Index
Results of Operations

Third Quarter of Fiscal Year 2015 Compared with Third Quarter of Fiscal Year 2014

Total Revenues. Revenues for the third quarter of fiscal 2015 decreased 6.7%, compared with the third quarter of fiscal 2014. Revenues in our retailers, independent dealer agents and carriers market increased in the third quarter of fiscal 2015, compared to the same period last year by 18.5% primarily due to business driven by the iPhone 6 launch. Revenues in our private system operators market increased by 21.6% in the third quarter of fiscal 2015, compared to the same period last year primarily due to new opportunities with our utility customers. However, the growth in these markets was more than offset by a decrease in revenue within the public carriers, contractors and program managers market, the commercial dealers and resellers market and the government system operators market of 39.2%, 16.0% and 13.8%, respectively. We have seen a decrease in spending from Tier 1 carriers and customers working with and for these Tier 1 carriers, as compared to last year, and expect this slow down to continue through the end of fiscal 2015.

Total Gross Profit. Gross profit for the third quarter of fiscal 2015 decreased by 10.0%, compared with the third quarter of fiscal 2014. This decrease reflects a reduction in gross profits in our public carriers, contractors, and program managers market, government system operators market and commercial dealers and resellers markets of 37.4%, 6.7% and 14.1%, respectively, due to lower sales within these markets. This decrease was partially offset by an increase in gross profit in our retailers, independent dealer agents and carriers market of 6.8% and our private system operators market of 4.1%. Overall gross profit margin decreased to 24.1%, compared to 24.9% for the same period last year, primarily driven by a change in product mix, an increase in freight costs, due in part to capacity issues with the west coast ports as well as expedited shipping costs related to constrained iPhone 6 charger parts, and inventory write-offs and reserves.

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

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for the last two fiscal years and for fiscal 2015 year to date.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.9 million in the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014. Selling, general and administrative expenses as a percentage of revenues increased from 20.0% in the third quarter of fiscal 2014, to 22.1% in the third quarter of fiscal 2015.

Compensation expense increased by $0.5 million in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $1.2 million in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014. Our bonus programs are primarily based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the third quarter of fiscal 2014 than in fiscal 2015.

Information technology expense increased by $0.4 million in the third quarter of fiscal 2015, compared to the third quarter of fiscal 2014, due to an increase in software maintenance expense.

Index
Corporate support expense increased by $0.6 million in the third quarter of fiscal 2015 as compared to the third quarter of fiscal 2014, due to an increase in bad debt expense and new product development costs related to our Ventev® products.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. During the third quarter of fiscal year 2014 we experienced lower than normal bad debt expense mostly due to changes in estimates of amounts previously reserved.  Accordingly, we incurred bad debt expense (benefit) of $320,930 and ($132,400) for the third quarter ended December 28, 2014 and December 29, 2013, respectively.

Interest, Net. Net interest expense increased from $37,800 in the third quarter of fiscal 2014 to $61,300 in the third quarter of fiscal 2015.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 38.0% in the third quarter of fiscal 2014 to 35.9% in the third quarter of fiscal 2015, primarily due to a lower estimate of our projected fiscal 2015 taxable income, resulting in a lower tax bracket. Our provision for income taxes decreased by 65.2% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 62.0% and diluted earnings per share decreased 62.3% for the third quarter of fiscal 2015, compared to the corresponding prior-year quarter.

First Nine months of Fiscal Year 2015 Compared with First Nine months of Fiscal Year 2014

Total Revenues. Revenues for the first nine months of fiscal 2015 increased 0.3%, compared with the first nine months of fiscal 2014. Revenue within our private system operators market increased by 9.3%. Additionally, revenue within our retailers, independent dealer agents, and carriers market increased by 10.2% primarily due to business driven by the iPhone 6 and other smart phone launches. This growth was largely offset by decreases in our public carriers, contractors and program managers market, government system operators market and our commercial dealers and resellers market of 9.3%, 11.1% and 3.0%, respectfully. We have seen a decrease in spending from our Tier 1 carriers and related customers during the third quarter as compared to last year, which more than offset the growth in the first quarter driven by increases in distributed antenna system (DAS) applications.

Total Gross Profit. Gross profit for the first nine months of fiscal 2015 decreased by 4.5%, compared with the first nine months of fiscal 2014. This decrease reflects a reduction in gross profit in our public carriers, contractors, and program managers market of 21.4%.  This decrease is primarily due to a shift within this market from traditional network build-outs to lower margin DAS builds and decreased spending from our Tier 1 carrier and carrier related customers. This decrease was partially offset by an increase in gross profit in our private system operators market, as well as our retailers, independent dealer agents and carriers market of 1.4% and 4.9%, respectively. Gross profit in our commercial dealers and resellers market and government system operators market decreased by 2.8% and 4.8%, respectively. Overall gross profit margin decreased to 23.6%, compared to 24.8% for the same period last year, primarily driven by the changes in product mix.

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

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for the last two fiscal years and for fiscal 2015 year to date.

Index
Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $2.2 million in the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014. Selling, general and administrative expenses as a percentage of revenues increased from 19.8% in the first nine months of fiscal 2014, to 20.3% in the first nine months of fiscal 2015.

Compensation expense increased by $1.7 million in the first nine months of fiscal 2015, compared to the first nine months of fiscal 2014, primarily due to growth in our business generation teams.

Pay for performance bonus expense (including both cash and equity plans) decreased by $4.2 million in the first nine months of fiscal 2015, compared to the first nine months of fiscal 2014. Our bonus programs are primarily based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the first nine months of fiscal 2014 than in fiscal 2015.

Information technology expense increased by $1.2 million in the first nine months of fiscal 2015, compared to the first nine months of fiscal 2014, due to an increase in consulting expenses as well as an increase in software maintenance.

Corporate support expense increased by $1.3 million in the first nine months of fiscal 2015, compared to the first nine months of fiscal 2014, due to an increase in bad debt expense and new product development costs related to our Ventev® products.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $894,200 and $193,500 for the nine months ended December 28, 2014 and December 29, 2013, respectively. During the first nine months of fiscal year 2014, we had experienced lower than normal bad debt expense due in part to changes in estimates of amounts previously reserved. Therefore, the increase in bad debt expense for the first nine months of fiscal 2015 as compared to the bad debt expense in the first nine months of fiscal 2014 is not as significant as the relative increase suggests.

Interest, Net. Net interest expense decreased from $159,400 in the first nine months of fiscal 2014 to $139,100 in the first nine months of fiscal 2015.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 38.3% in the first nine months of fiscal 2014 to 38.8% in the first nine months of fiscal 2015.  As a result of the factors discussed above, net income decreased 33.3% and diluted earnings per share decreased 33.8% for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the nine months ended December 28, 2014 and December 29, 2013:

	Nine Months Ended
	December 28, 2014	December 29, 2013
Cash flows provided by operating activities	$9,916,200	$11,643,600
Cash flows used in investing activities	(1,929,000)	(2,792,700)
Cash flows used in financing activities	(9,919,000)	(5,037,500)
Net (decrease) increase in cash and cash equivalents	$(1,931,800)	$3,813,400

Index
We generated $9.9 million of net cash from operating activities in the first nine months of fiscal 2015, compared with net cash provided by operating activities of $11.6 million for the first nine months of fiscal 2014. Our cash generated by operating activities during the first nine months of fiscal 2015 was driven by net income coupled with a decrease in trade accounts receivable.  This increase in cash was partially offset by an increase in product inventory and a decrease in accrued payroll, benefits and taxes. The increase in inventory was primarily due to an $8.6 million increase in mobile device accessories inventory related to iPhone 6 products, the purchase of Apple connectors for our Ventev charging solutions and increased inventory from key suppliers.  This increase was partially offset by a payment from a tower owner of approximately $8 million for inventory that we continue to hold on their behalf.  Because we continue to hold this inventory on the tower owner customer’s behalf, the cost of these goods is recorded in prepaid expenses and other currents assets, and we are unable to recognize the revenue and related cost of goods sold associated with that transaction until the product physically ships. This tower owner operates in the public carriers, contractors and program managers market. The $8.2 million increase in accrued expenses and other current liabilities and offsetting increase of $8.0 million in prepaid expenses and other current assets, as reflected in our financial statements, is primarily due to the deferral of this transaction. Excluding this transaction, base station infrastructure inventory increased $4.7 million due to anticipated increased demanded for builds in the public carriers, contractors and program managers market, which have been delayed.  The decrease in accrued payroll, benefits and taxes was due to the payment of our annual bonuses in the first quarter of fiscal 2015.

Net cash used in investing activities of $1.9 million in the first nine months of fiscal 2015 was down from expenditures of $2.8 million in the first nine months of fiscal 2014. Cash used in both periods was due to capital expenditures. In the first nine months of both fiscal 2015 and 2014, the capital expenditures were largely comprised of investments in information technology.

Net cash used in financing activities was $9.9 million for the first nine months of fiscal 2015, compared to $5.0 million for the first nine months of 2014. During the first nine months of fiscal 2015, we had cash outflows due to cash dividends paid to shareholders, repurchases of stock pursuant to our share repurchase program and stock repurchased from employees and directors for minimum tax withholdings related to equity compensation.  These cash outflows were partially offset by the excess tax benefit from stock-based compensation. During the first nine months of fiscal 2014, we had cash outflows due to cash dividends paid to shareholders as well as repurchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of December 28, 2014, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the borrowing base limitation and our continued compliance with the other applicable terms, including the covenants referenced above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility. Currently the term for the credit facility goes through October 1, 2016, and the amount of allowable dividend payments under the credit facility is $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of December 28, 2014, we had repurchased an aggregate of $18.3 million of common stock since May 31, 2007, leaving $11.7 million available for future repurchases without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The maturity date of the term loan is July 1, 2016, and the note currently bears interest at a floating rate of LIBOR plus 2.00%.  As of December 28, 2014, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility, and had a balance of $2.2 million as of December 28, 2014.

Index
On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 28, 2014, the principal balance of this term loan was $114,500.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.20 per share was paid in November 2014. On January 15, 2015, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on February 18, 2015 to shareholders of record as of February 4, 2015. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 28, 2014, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for annual periods beginning after December 15, 2016. We are currently in the process of assessing what impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

In June 2014, the FASB issue Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. This pronouncement provides guidance on accounting for share-based awards where the performance target could be achieved after an employee completes the requisite service period. We currently do not have any share-based arrangements of this type; therefore, this guidance is not expected to have an impact on our results of operations or financial condition. Refer to Note 3 in the notes to financial statements above for details of our stock based compensation.

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

Index
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

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.2 million at December 28, 2014, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on December 28, 2014 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

The following table sets forth information with respect to purchases of TESSCO common stock by the Company or any affiliated purchasers during the third quarter of fiscal year 2015.

Q3 2015 Fiscal Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
September 29, 2014 through October 26, 2014	28,577	29.22	28,577
October 27, 2014 through November 30, 2014	69,914	29.47	69,914
December 1, 2014 through December 28, 2014	51,730	28.63	51,730
Total	150,221	$29.13	150,221	$5,393

(1)
On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program, authorizing the Company to purchase up to $10.0 million of common stock over a 24-month period, ending April 2016. As of December 28, 2014, 157,954 shares have been repurchased under the expanded stock buyback program for a total of approximately $4.6 million or an average of $29.17 per share. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of December 28, 2014, we had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

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
101.1*
The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2014 formatted in XBRL: (i) Consolidated Statement of Income and Income for the three and nine months ended December 28, 2014 and December 29, 2013; (ii) Consolidated Balance Sheet at December 28, 2014 and March 30, 2014; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 28, 2014 and December 29, 2013; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Index
Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 6, 2015	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)