Form 10-K
period 2015-03-29
TESSCO TECHNOLOGIES INC
filed 2015-06-02
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 29, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 0‑24746

TESSCO Technologies Incorporated
(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 28, 2014, was $182,901,110.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 26, 2015, was 8,266,863.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Shareholders, scheduled to be held July 21, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1.	Business.

General

TESSCO Technologies Incorporated (TESSCO, we, or the Company) is Your Total Source® for making wireless work. The convergence of wireless and the internet is revolutionizing the way the world lives, works and plays. New systems and applications are unlocking potential at an unprecedented rate. TESSCO is there, thinking in new ways for exceptional outcomes. TESSCO architects and delivers the product and value chain solutions to organizations responsible for building, operating, maintaining and reselling cellular, mobile communications, Wi-Fi, machine-to-machine, Internet of Things and wireless backhaul systems.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors and integrators, wireless internet service providers, industrial and enterprise self-maintained users (including railroads, utilities, mining operators, oil and gas operators and technicians), governments, manufacturers, and value-added resellers, tier 1, 2 and 3 retail carrier stores and their independent agents, dealers and consumers, as well as other local and national retailers. We currently serve an average of approximately 12,400 non-consumer customers per month.

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

Our operational platform allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Market (currently, NASDAQ Global Select) (symbol: TESS), since 1994. We operate under ISO 9001:2008 and TL 9000 registrations.

For information regarding our website address and material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Customers

We evaluate our business and customers as one segment. However, to provide investors with increased visibility into the markets we serve, we report revenue and gross profit by the following customer market units: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies as well as state and local governments that run wireless networks for their own use; (3) private system operators such as major utilities and transportation companies that run wireless networks for their own use; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; (5) retailers, dealer agents and carriers; and (6) our Major 3PL relationship with AT&T Mobility (AT&T) that was fully transitioned by the end of fiscal year 2013. Beginning in the third quarter of fiscal 2015, we began reporting private system operators and government system operators as two separate market units. Our financial statements reflect this change for all periods presented.

Public carriers, contractors and program managers are system operators that are generally responsible for building and maintaining the public infrastructure system and providing airtime service to individual subscribers, and accounted for approximately 23% of fiscal year 2015 revenue. Government system operators including federal agencies and state and local governments accounted for 6% of fiscal 2015 revenues. Private system operators, including commercial entities, major utilities, transportation companies, manufacturers, and installation centers, accounted for 16% of fiscal 2015 revenues. Commercial dealers and resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment for the enterprise and consumer markets. These resellers include local and national value-added resellers and retailers, and accounted for 24% of fiscal 2015 revenues. Our retailers, independent dealer agents and carriers market accounted for 31% of fiscal 2015 revenues. Finally, our Major 3PL relationship contributed no revenue in fiscal year 2014 or 2015, as our relationship with AT&T was fully transitioned by the end of fiscal 2013.

Our top ten customer relationships totaled 20% of our total revenue for fiscal 2015, and no customer relationship accounted for more than 7% of our total revenues. In April 2012, we were notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from us. As of the close of our fiscal 2013, this business was fully transitioned, and AT&T is no longer our largest customer. We continue to supply product to this customer’s other programs and to supply proprietary Ventev® products to AT&T retail stores.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 80 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season. Also, our base station infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

For more detailed financial information regarding our operating segments for each of the past three fiscal years, see Note 9 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 29, 2015.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $150,000 and gross profit margins ranging from less than 5% to 98%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products, and mobile devices and accessories, which accounted for approximately 41%, 17%, 8%, and 34% of fiscal year 2015 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration. Network systems products are used to build and upgrade public and private wireless broadband networks. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, distributed antenna systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular and smart phone and data device accessories such as replacement batteries, cases, screen protectors, speakers, mobile amplifiers, power supplies, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer brand-name products, a variety of products are developed, manufactured and offered under TESSCO-owned brands including Ventev®, Wireless Solutions®, and TerraWave®. The products we offer under these brands generally consist of device accessory products that fall into the mobile device and accessory product category, as well as WLAN and network systems accessory products and remote monitoring and control solutions that fall into the network systems category. Also, our WLAN certification training is offered under our training unit GigaWave® trade name and is reported in the network systems category. We have not incurred significant research and development expenditures in any of the last three fiscal years. Sales of proprietary products were 13% of our total sales in fiscal year 2015.

Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control. Knowledge solutions include the entire suite of TESSCO knowledge tools that focus on educating the industry, including product highlights, showcases and/or comparisons, with comprehensive specifications on the products, solutions and applications that are offered and reinforced by engineering, sales and technical support, as well as hands-on training programs. Configuration services are comprised of customized product solution kitting and assembly, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale. Our delivery system allows the customer to select speed of delivery options, to specific delivery locations, designed to eliminate the customer’s need for staging and warehousing. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product usage tracking, history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

Revenues from sales of products purchased from our largest vendor, CommScope Inc., accounted for 14% of total fiscal 2015 revenues. Sales of products purchased from our ten largest vendors generated approximately 41% of our total fiscal 2015 revenues.

The amount of purchases we make from each of our approximately 400 vendors may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our vendors, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our vendors depends on being able to reach agreements with these vendors on business terms.  In addition, the agreements and arrangements on which most of our larger vendor relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months and two years.  Generally, we believe that alternative sources of supply are available for many of the product types we carry.

The scope of products available for purchase from a given vendor may fluctuate, and is generally limited only by the scope of the vendor’s catalog and available inventory. Therefore, we often source the same product type from multiple vendors, although in some instances the availability of a branded product is limited to a particular vendor, or other business concerns might dictate that we favor one vendor over another. The terms of the vendor contract typically apply to all products purchased from a particular vendor, whether or not the item is specifically identified in the contract.

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

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

•	Understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;
•	Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including The Wireless Journal®, and the TESSCO.com®, Solution and Transaction System;
•	Responding to what we refer to as "the moments of truth" by providing customers with sales, service and technical support, 24 hours a day, 7 days a week, 365 days a year;
•	Providing customers what they need, when and where they need it by delivering integrated product and supply chain solutions; and
•	Helping customers enhance their operations by providing real-time order tracking and performance measurement.

We operate as a team of teams structured to enhance marketing innovation, customer focus and operational excellence.

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are organized on an end-market basis. Sales teams are focused on our customers: 1) public carriers, contractors, and program managers, 2) government system operators 3) private system operators, 3) commercial dealers and resellers, 4) retailers, independent dealer agents and carriers, and 5) until its transition in fiscal 2013, our major 3PL relationship with AT&T.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 219,000 existing customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. Additionally, we have information on approximately 610,000 contacts that serve as potential new customers in our market. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct‑marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications, and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance, and the overall enhancement of the business relationship. The process is aimed at attracting prospects to TESSCO, converting these prospects to buying customers, and ultimately migrating them to loyal, total-source monthly buyers.

Solutions Development and Product Management: We actively monitor advances in technologies and industry trends, both through market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our Sale Architects offer applications engineering to market-specific applications such as Positive Train Control, Smart Grid and fiber networks, custom integrated solutions for power systems, and site kitting and flexible custom network design services for areas such as in-building coverage, tower design, and wireless video surveillance systems.

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

Strategic Marketing – As a thought leader in the wireless industry, TESSCO’s marketing materials are used for both educating the industry and for promoting TESSCO’s value. We utilize our WPKS to develop both broad-based and customized product solution information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product solution and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is readily available electronically on TESSCO.com; The Wireless Journal®, a trade journal with a bimonthly circulation of approximately 107,300, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed on a regular basis to an average of 92,000 different individuals and is uniquely produced for various portions of our customer base; The Wireless Bulletin® family, including The Wireless Bulletin for Accessories for Handsets, Tablets & Music Devices which has a bimonthly circulation of approximately 12,200, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Security & Surveillance, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed on an as-need basis in a given year; Technical Application Notes, interactive Systems Supported Reference Drawings, and White Papers, which provide in-depth planning and installation instructions and diagrams; and TESSCO.com®. In addition, TESSCO publishes online, Web-browser-enabled, companion versions of its many printed publications, including The Wireless Bulletin Online, The Wireless Guide Online, and The Wireless Journal Online.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers decreased slightly from approximately 12,700 for fiscal year 2014 to approximately 12,400 in fiscal year 2015.  The average monthly purchase from customers remained flat at approximately $3,700 in fiscal year 2014 and fiscal year 2015.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 29, 2015 and March 30, 2014, we had an immaterial level of backlog orders. Most backlog orders as of March 29, 2015, are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 29, 2015 and March 30, 2014, inventory write-offs were 0.5% and 0.3% of total purchases, respectively. In many cases, we are able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2015 and 2014 were 6.2 and 6.9, respectively.

Fulfillment and Distribution: Orders are received at our Timonium, Maryland, Reno, Nevada and San Antonio, Texas customer sales support centers. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated warehouse management system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, to minimize multiple product shipments to complete an order and to limit inventory duplication. Bar-coded labels are used on every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. We contract with a variety of freight line and parcel transportation carrier partners to deliver orders to customers.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors, such as Brightstar, D&H, Genco ATC Logistics, Superior Communications and VoiceComm in our retail market and Alliance Corporation, Anixter, Comstor, Graybar, Hutton Communication, KPG Logistics, Ingram Micro, Talley Communications, Tech Data, Site Pro 1, VAV Wireless, Westcon and Winncom in our other markets. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 400 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2015 and there are no material expenditures planned for such purposes in fiscal year 2016.

Employees

As of March 29, 2015, we had 786 full-time equivalent employees. Of our full-time equivalent employees, 402 were engaged in customer and vendor service, marketing, sales and product management, 276 were engaged in fulfillment and distribution operations and 108 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	71	Chairman, President and Chief Executive Officer
Robert B. Barnhill, Jr. has served as President and Chief Executive Officer since founding the current business in 1982. Mr. Barnhill has been a director of the Company since 1982, and has served, and continues to serve, as Chairman of the Board since November 1993.

Aric Spitulnik	43	Senior Vice President, Secretary, and Chief Financial Officer
Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary and in 2014, he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Douglas A. Rein	55	Senior Vice President of Performance Systems and Operations
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

Our sales to customers and our purchases from vendors are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, we have formal agreements or arrangements with significant customers or vendors, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice, and they typically contain no purchase or sale obligations. Many of our customer and vendor contracts contain “evergreen” clauses, although this too is largely a matter of administrative convenience, because the contracts are nevertheless typically terminable on short notice, and because no purchase and sale obligation in any event arises other than pursuant to an accepted purchase order. When negotiating with customers and vendors, we seek the most favorable terms available under the circumstances. Our preferred vendor terms include, among others, terms that provide for product warranty and return rights, as well as product liability and intellectual property indemnification rights, in each case consistent with our preferred business methods and objectives. We have not been able, nor do we expect in the future to be able to negotiate the inclusion of all our preferred terms, or our preferred language for those terms, in every contract. The degree of our success in this regard is largely a function of the parties’ relative bargaining positions.

When unable to negotiate the inclusion of our preferred terms or preferred language in a particular vendor contract, we assess any increased risk presented, as well as mitigating factors, analyze our overall business objectives, and then proceed accordingly.  In some instances, we refuse the contract and seek other sources for the product, and in other instances business objectives and circumstances are determined to outweigh or mitigate any increased risk, or otherwise dictate that we proceed with the contract notwithstanding.  We consistently seek to manage contractual risks, and are not aware of any significant unanticipated losses resulting from a vendor contract not including our preferred terms or language. However, even when we are successful in negotiating our preferred terms, performance of these terms is not assured.

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

The loss or any change in the business habits of key customers or vendors may have a material adverse effect on our financial position and results of operations.

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

After the transition of our relationship with AT&T, our customer concentration is now relatively small, with no customer accounting for more than 7% of total revenues in fiscal 2015. However, customer mix can change rapidly, and we may see changes in customer concentrations in the future.

Sales of products purchased from our largest vendor, CommScope Inc. generated approximately 14% of our total revenues in fiscal 2015, and sales from our largest ten vendors generated approximately 41% of total revenues.  As is the case with many of our vendor and customer relationships, our contractual arrangement with CommScope Inc. is terminable by either party upon several months notice. If this contract and our relationship with CommScope Inc., or other significant vendor relationships, terminate for any reason and we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected.

We have experienced the loss and changes in the business habits of significant customer and vendor relationships in the past and expect to do so in the future. It is the nature of our business. Over the past decade, however, we have generally been successful in replacing significant customer and vendor relationships when lost.  However, the loss of customer relationships like AT&T, and the corresponding reduction in the volume of product sales identified to those relationships, can affect our negotiating ability with vendors supplying those products.  This can affect our margins in sales of those products to other customers.    If we are unable to replace those products at favorable pricing and terms, or if we are unable to acquire those products from vendors or offer those products to our customers on favorable terms, our competitiveness may suffer and result in reduced revenues and profits.  There can be no assurance that we will be successful in replacing any of our past, present or future vendor or customer relationships if and when lost, or in the event of, or in response to, a substantial reduction in revenues from or attributable to any such relationship.

Changes in customer or product mix could cause our gross margin percentage to decline.

We continually experience changes in customer and product mix that affects gross margin. Changes in customer and product mix result primarily from changes in customer demand, customer acquisitions, selling and marketing activities and competition. If rapid growth in the public carriers, contractors and program managers market, and specifically for distributed antenna systems products, continues, we will face pressure to maintain current gross margins. There can be no assurance that we will be able to maintain historical gross margins in the future.

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

Our ability to borrow funds under our revolving credit agreement could be constrained by the level of eligible receivables and inventory and by any other failure to meet certain covenants included in our revolving and other credit agreements.

Our borrowing availability under our existing revolving credit facility is limited to certain amounts of eligible accounts receivable and inventory.   If the value of eligible accounts receivable and inventory were to decrease significantly, the amount available for borrowing under the facility could decrease or our ability to borrow under our credit facility could be suspended or terminate. As of the end of fiscal 2015, our asset balance continues to support the full amount available under our current facility and our earnings have kept us in compliance with all current debt covenants. Borrowing under our revolving credit facility is also conditioned upon compliance with the other terms of our revolving credit agreement and other loan agreements, including the term loan secured by our Global Logistics Center. There are no assurances, however, that we will continue to comply with all applicable covenants and agreements, and in the event that we do not, our ability to borrow under our revolving credit facility could be suspended or terminate.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain of our products, and customers may seek other sources if we are unable to demonstrate to their satisfaction that our products are conflict free.

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and its implementing SEC regulations.  The Dodd-Frank Act imposes supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in certain of the products that we acquire from vendors and distribute to customers and are also found in certain products in our Ventev® product line that we contract to be manufactured by others or that we assemble.  The implementation of these new regulations may limit the sourcing and availability of some of the raw materials used in certain of these products. This in turn may affect our ability to obtain sufficient quantities of our products and may affect related pricing. Because we are considered a manufacturer of certain of our Ventev® products, we are subject to additional “conflict minerals” diligence and disclosure requirements with regard to these products.   Some of our customers may elect to disqualify us as a supplier if we are unable to verify that the products we sell to them are DRC conflict free.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store and transmit large amounts of data, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or vendors, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  We rely heavily upon our senior management team, and since February 2015 have announced that the employment of two of our executive officers, Mr. Garland, who formerly served as Senior Vice President Product Lines of Business, and Mr. Tofighi, who formerly served as Senior Vice President Global Manufacturer Supply Chain and Ventev Innovations, would terminate. The loss of these individuals, or the loss of our President and the Chairman of our Board of Directors, Robert B. Barnhill, Jr., particularly at this time following the departure of Mr. Garland and with the pending departure of Mr. Tofighi, or the loss of any of the other members of our senior management team, could have a material adverse effect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs). If performance targets associated with these PSUs are not met, or the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. As of the end of the year, there were 439,028 shares available for future awards under our incentive plans and we have no immediate plans to seek shareholder approval for an increase in such number.

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

In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We first perform a qualitative analysis to determine if it is more likely than not that goodwill or indefinite lived intangible assets are impaired. This analysis includes assumptions and estimates related to macroeconomic, industry and company specific events and trends. In the event that we find it is more likely than not that an impairment has occurred a quantitative analysis is performed. Goodwill and indefinite lived asset valuations are calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 29, 2015, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 6.6% of total assets.

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

We may explore additional growth through acquisitions.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Since the onset of the weakness in the global economic environment in 2008, certain of our suppliers, particularly those in the far-east, have experienced financial difficulties and we believe it is possible that a limited number of suppliers may either cease operations or require increased prices in order to fulfill their obligations. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers.

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

The sale of our products subjects us to the risk of product liability claims. We have also been increasing our focus on sales of TESSCO private labeled products and on providing an increased level of support services, including product and network designs, which also subjects us to risk of product liability and performance claim risk. We seek to allocate product liability risk to our vendors where available, but may not be successful in doing so. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products and services, if any, would be successfully defended or whether we might be successful in allocating that risk to others, or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could adversely affect our financial condition, and if substantial and relating to our products or industry generally, could affect our business as a whole.

Our expanding offering of private labeled products may have a negative impact on our relationship with our manufacturer partners.

Our product offering includes a growing number of our own proprietary products, which represented approximately 13% of our sales in fiscal 2015. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have a material adverse effect on our business and financial performance.

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

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or vendors or restrict our actions and adversely affect our financial condition, operating results and cash flows. An example of such changing regulation is the adoption by the SEC of annual disclosure and reporting requirements for those SEC reporting companies who manufacture or contract to manufacture products that contain conflict minerals, when such minerals are necessary to the production or functionality of such product. Each reporting company is required to conduct a reasonable country of origin inquiry to determine whether such minerals were mined from the Democratic Republic of the Congo, or DRC., or adjoining countries. In certain instances, further due diligence measures are required, and the results of the reasonable country of origin inquiry and due diligence measures must be disclosed annually. There are costs and uncertainties associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals that we may find to be used in our products. In addition, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the products we sell to them are DRC conflict free.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 66% of our outstanding common stock as of March 29, 2015. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 22% of our outstanding common stock as of March 29, 2015. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

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

Our sales, marketing and administrative offices are located in leased office space near the GLC, in Timonium Maryland. On February 15, 2011, this lease was amended and now expires on December 31, 2017. On June 4, 2012, this lease was further amended to increase the amount of leased space to 102,200 square feet, and monthly rent payments now range from $162,600 to $177,700 throughout the remaining lease term.

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

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Our San Antonio office moved to a new location in January 2013. Monthly rent payments range from $15,300 to $16,900 and the lease expires October 31, 2018.

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

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local tax returns are currently under examination, except for the following state sales tax audits:

•	Maryland for the tax period of January 2011 through December 2014
•	Florida for the tax period of November 2011 through October 2014
•	New York for the tax period of June 2012 through February 2015

As we are routinely audited by state taxing authorities, we have estimated exposure and established reserves for our estimated sales tax audit liability.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded on the NASDAQ Global Select Market, since September 28, 1994, under the symbol "TESS." The quarterly range of prices per share during fiscal years 2014 and 2015 are as follows:

	High	Low	Dividends Declared
Fiscal Year 2014
First Quarter	$26.57	$18.60	$0.18
Second Quarter	34.32	26.35	0.18
Third Quarter	41.99	32.55	0.18
Fourth Quarter	41.24	31.28	0.20

Fiscal Year 2015
First Quarter	$38.49	$30.05	$0.20
Second Quarter	32.76	29.37	0.20
Third Quarter	34.28	26.67	0.20
Fourth Quarter	29.45	21.63	0.20

As of May 26, 2015, the number of shareholders of record of the Company was 116. We estimate that the number of beneficial owners as of that date was approximately 2,644.

On July 28, 2009, we announced that our Board of Directors decided to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2015 and 2014 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Our revolving credit facility limits the amount of cash dividends that we may pay to $8.0 million in any twelve month period. Additionally, on November 30, 2012 this agreement was further amended to allow for a special one-time dividend of $0.75 per share of common stock, or $6.04 million, paid on December 27, 2012.

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Through the end of fiscal year 2015, we had repurchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. No shares were repurchased during the fourth quarter of fiscal 2015. As of March 29, 2015, $5.4 million remained available for repurchase under this program.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2015 and 2014 the total value of shares withheld for taxes were $1,612,900 and $1,646,300, respectively.

Our revolving credit facility and term loan with Wells Fargo Bank, National Association and SunTrust Bank limit to $30.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. At March 29, 2015, we had the ability to repurchase approximately $11.7 million in additional shares of our common stock without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 28, 2010 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of March 28, 2010 to March 29, 2015. The graph assumes that all dividends, if any, were reinvested.

	3/28/2010	3/27/2011	4/1/2012	3/31/2013	3/30/2014	3/29/2015
TESSCO Technologies Incorporated	$100.00	$77.06	$173.43	$157.68	$262.15	$195.36
Russell 2000	100.00	122.81	125.56	146.04	179.10	195.40
Peer Group [1]	100.00	126.97	166.44	170.72	209.15	192.86
1 – The Peer Group consists of the following: Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., InfoSonics Corporation, and Tech Data Corp.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.

Item 6.	Selected Financial Data.

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012	March 27, 2011
STATEMENT OF INCOME DATA
Revenues	$549,619,000	$560,086,600	$752,565,000	$733,389,900	$605,219,200
Cost of goods sold	418,730,500	421,928,700	605,525,800	584,733,700	471,938,600
Gross profit	130,888,500	138,157,900	147,039,200	148,656,200	133,280,600
Selling, general and administrative expenses	115,936,700	111,668,000	117,820,600	121,652,400	117,305,100
Restructuring charge	573,400	--	--	--	--
Operating expenses	116,510,100	111,668,000	117,820,600	121,652,400	117,305,100
Income from operations	14,378,400	26,489,900	29,218,600	27,003,800	15,975,500
Interest, net	167,300	177,700	224,200	292,900	420,600
Income before provision for income taxes	14,211,100	26,312,200	28,994,400	26,710,900	15,554,900
Provision for income taxes	5,576,800	10,063,100	11,200,500	10,274,000	5,536,700
Net income	$8,634,300	$16,249,100	$17,793,900	$16,436,900	$10,018,200
Diluted earnings per share	$1.04	$1.94	$2.15	$2.03	$1.27
Cash dividends declared per common share	$0.80	$0.74	$1.47	$0.55	$0.40
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.2	75.3	80.5	79.7	78.0
Gross profit	23.8	24.7	19.5	20.3	22.0
Selling, general and administrative expenses	21.1	19.9	15.7	16.6	19.4
Restructuring charge	0.1	0.0	0.0	0.0	0.0
Operating expenses	21.2	19.9	15.7	16.6	19.4
Income from operations	2.6	4.7	3.9	3.7	2.6
Interest, net	0.0	0.0	0.0	0.1	0.1
Income before provision for income taxes	2.6	4.7	3.9	3.6	2.6
Provision for income taxes	1.0	1.8	1.5	1.4	0.9
Net income	1.6	2.9%	2.4%	2.2%	1.7%
SELECTED OPERATING DATA
Average non-consumer buyers per month	12,400	12,700	13,000	13,000	12,700
Return on assets (1)	4.6%	8.5%	9.0%	9.1%	6.4%
Return on equity (2)	7.6%	14.9%	18.1%	19.1%	13.5%
BALANCE SHEET DATA
Working capital	$86,076,900	$88,090,400	$76,551,700	$65,779,800	$49,379,000
Total assets	189,600,700	186,960,300	194,300,000	202,497,700	158,701,800
Short‑term debt	250,700	250,200	249,700	249,200	359,100
Long‑term debt	1,957,500	2,208,200	2,458,300	2,708,000	2,959,100
Shareholders' equity	113,142,100	114,828,100	102,802,600	93,651,900	78,880,100

(1)	Net income divided by the average total assets.
(2)	Net income divided by the average total equity.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in over 80 countries, approximately 98% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

We evaluate our business and customer base as one segment. This segment includes the following markets: (1) public carriers, contractors, and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use; (3) private system operators including commercial entities such as major utilities and transportation companies that run wireless networks for their own use; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; (5) retailers, independent dealer agents and carriers; and (6) our Major 3PL Relationship with AT&T, that was fully transitioned at the end of fiscal 2013. Beginning in the third quarter of fiscal 2015, we began reporting private system operators and government system operators as two separate market units.  Our financial statements included here reflect this change for all periods presented.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 400 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2015, 2014 and 2013:

(Dollars in thousands, except per share data)			2014 to 2015			2013 to 2014
	2015	2014	$ Change	% Change	2013	$ Change	% Change
Market Revenues
Public Carriers, Contractors & Program Managers	$127,426	$149,196	$(21,770)	(14.6%)	$111,146	$38,050	34.2%
Government System Operators	31,495	33,757	(2,262)	(6.7%)	35,857	(2,100)	(5.9%)
Private System Operators	86,725	81,559	5,166	6.3%	85,456	(3,897)	(4.6%)
Commercial Dealers & Resellers	134,195	140,552	(6,357)	(4.5%)	138,737	1,815	1.3%
Retailers, Independent Dealer Agents & Carriers	169,778	155,023	14,755	9.5%	167,895	(12,872)	(7.7%)
Revenues, excluding Major 3PL relationship	549,619	560,087	(10,468)	(1.9%)	539,091	20,996	3.9%
Major 3PL relationship	--	--	--	--	213,474	(213,474)	(100.0%)
Total Revenues	$549,619	$560,087	$(10,468)	(1.9%)	$752,565	$(192,478)	(25.6%)

(Dollars in thousands, except per share data)			2014 to 2015			2013 to 2014
	2015	2014	$ Change	% Change	2013	$ Change	% Change
Market Gross Profit
Public Carriers, Contractors & Program Managers	$24,081	$31,013	$(6,932)	(22.4%)	$24,183	$6,830	28.2%
Government System Operators	8,283	8,497	(214)	(2.5%)	9,231	(734)	(8.0%)
Private System Operators	22,926	23,110	(184)	(0.8%)	24,365	(1,255)	(5.2%)
Commercial Dealers & Resellers	37,977	39,396	(1,419)	(3.6%)	38,345	1,051	2.7%
Retailers, Independent Dealer Agents & Carriers	37,622	36,142	1,480	4.1%	35,903	239	0.7%
Gross Profit, excluding Major 3PL relationship	130,889	138,158	(7,269)	(5.3%)	132,027	6,131	4.6%
Major 3PL relationship	--	--	--	--	15,012	(15,012)	(100.0%)
Total Gross Profit	130,889	138,158	(7,269)	(5.3%)	147,039	(8,881)	(6.0%)

Selling, general and administrative expenses	115,937	111,668	4,269	3.8%	117,821	(6,153)	(5.2%)
Restructuring Charge	573	--	573	--	--	--	--
Operating Expenses	116,510	111,668	4,842	4.3%	117,821	(6,153)	(5.2%)
Income from operations	14,378	26,490	(12,112)	(45.7%)	29,218	(2,728)	(9.3%)
Interest, net	167	178	(11)	(5.9%)	224	(46)	(20.7%)
Income before provision for income taxes	14,211	26,312	(12,101)	(46.0%)	28,994	(2,682)	(9.3%)
Provision for income taxes	5,577	10,063	(4,486)	(44.6%)	11,200	(1,137)	(10.2%)
Net income	$8,634	$16,249	(7,615)	(46.9%)	$17,794	$(1,545)	(8.7%)

Diluted earnings per share	$1.04	$1.94	(0.90)	(46.3%)	$2.15	$(0.21)	(9.7%)

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenues. Revenues for fiscal year 2015 decreased 1.9% as compared to fiscal year 2014. Revenue from the public carriers, contractors and program managers market decreased by 14.6% due to a dramatic slowdown in purchases by our cellular carriers, and primarily the two largest U.S. carriers and the general contractors and integrators doing work on their behalf. This slowdown also affected our commercial dealers and resellers market which decreased by 4.5%. Revenue within the government system operators market decreased by 6.7% for fiscal year 2015 as compared to fiscal year 2014. We expect to see growth within the government system operators market in fiscal 2016 due to an increase in demand for the maintenance and operations of Land Mobile Radio networks coupled with our continued investment in this market. These declines were partially offset by increases in the private system operators and the retail, independent dealer agent and carriers markets of 6.3% and 9.5%, respectively. Growth in our retail, independent dealer agent and carriers market was largely driven by the launch of various new Samsung and Apple devices.

Gross Profit. Gross profit decreased 5.3% in fiscal year 2015 compared to fiscal year 2014. This decrease was primarily driven by a 22.4% decrease in our public carriers, contractors, and program managers market, and to a much lesser extent by a 3.6% decrease in our commercial dealers and resellers market, a 2.5% decrease in our government system operators market, and a 0.8% decrease in our private system operator market. The gross margin decline in the public carriers, contractors and program manager market was largely a result of increased lower margin DAS projects coupled with a decline in cellular site building and upgrades. Although we have seen growth in the private system operator market, we have seen margin compression due to several larger sales of lower margin test equipment and DAS products. These declines were partially offset by a 4.1% increase in retailers, independent dealer agents and carriers market. Overall gross profit margin decreased to 23.8%, compared to 24.7% in fiscal year 2014, primarily due to changes in customer and product mix.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 3.8% during fiscal year 2015 as compared to fiscal year 2014. Total selling, general and administrative expenses as a percentage of revenues increased from 19.9% in fiscal year 2014 to 21.1% in fiscal year 2015, primarily as a result of investments in talent and technology. The following are descriptions of changes in significant components of selling, general, and administrative expenses:

●
Marketing expenses increased by $1.2 million, or 33.8%, in fiscal year 2015 as compared to fiscal year 2014, primarily due to direct marketing costs associated with improved design and content of our TESSCO.com website.

●
Corporate support expense increased approximately $1.7 million, or 25.5%, in fiscal year 2015 as compared to fiscal year 2014. This increase was primarily related to higher bad debt expense, as described below, in addition to higher new product development costs associated with our proprietary products.

●	Compensation and benefits expense increased by $3.2 million, or 5.4%, in fiscal year 2015 as compared to fiscal year 2014, primarily due to investments in key business generation positions.
●
Pay for performance bonus expense (including both cash and equity plans) decreased by $3.5 million in fiscal year 2015 as compared to fiscal year 2014. Our bonus programs are all based on annual performance targets. The relationship between targeted performance and actual performance led to lower bonus accruals in fiscal 2015 than in fiscal 2014.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $943,300 and $202,000 for fiscal year 2015 and fiscal year 2014, respectively. During fiscal 2014, we experienced lower than normal bad debt expense due in part to changes in estimates of amounts previously reserved.

Restructuring Charge. During the fourth quarter of fiscal year 2015, we incurred a one-time restructuring charge of $0.6 million related to severance costs.

Interest, Net. Net interest expense decreased from $177,700 in fiscal year 2014 to $167,300 in fiscal year 2015.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2015 and 2014 were 39.2% and 38.2%, respectively. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2015 decreased 46.9% and 46.3%, respectively, compared with fiscal year 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues. Revenues for fiscal year 2014 decreased 25.6% as compared to fiscal year 2013, largely due to the completed transition of our Major 3PL retail store supply chain relationship, prior to the beginning of the first quarter of fiscal 2014. Excluding the transitioned Major 3PL relationship, our revenues grew by 3.9% as compared to fiscal 2013. Revenue from the public carriers, contractors and program managers market grew by 34.2%. This growth was primarily driven by our customers need to increase bandwidth and upgrade their infrastructure to accommodate increasing wireless traffic. The need for increased bandwidth was echoed in our commercial dealers and resellers market, with revenue growth of 1.3%. Revenue within the private system operators and government system operators markets declined 4.6% and 5.9%, respectively, which we attributed to economic uncertainties as well as government spending cuts. Revenues in our retailers, independent dealer agents and carriers market decreased 7.7%, as a result of decreased sales to carriers, independent agents and dealers, due in part to changes in the business models of tier 1 retail carriers, many of which are now competing with us to sell to their customers. In April 2012, we were notified by AT&T of their intention to transition their 3PL retail store supply chain business, which accounted for the vast majority of our historical AT&T revenues, away from us beginning in the second quarter of our fiscal 2013. This transition was completed by the close of our fiscal 2013 and, therefore, there were no Major 3PL revenues in fiscal 2014.

Gross Profit. Gross profit decreased 6.0% in fiscal year 2014 compared to fiscal year 2013. This reflects a reduction in gross profit due to our fully transitioned 3PL retail store supply chain relationship which was partially offset by a 4.6% increase in gross profit in our other ongoing markets. This increase was primarily driven by a 28.2% increase in our public carriers, contractors, and program managers market, and to a march lesser extent by a 2.7% increase in our commercial dealers and resellers market, and a 0.7% increase in our retailers, independent dealer agents and carriers market partially offset by an 8.0% decrease in our private system operators market and a 5.2% decrease in our government system operator market. Overall gross profit margin increased to 24.7%, compared to 19.5% in fiscal year 2013, primarily driven by the absence of the lower margin sales related to the transitioned Major 3PL relationship.

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

Pay for performance bonus expense (including both cash and equity plans) decreased by $4.7 million in fiscal year 2014 as compared to fiscal year 2013. Our bonus programs are all based on annual performance targets. The relationship between targeted performance and actual performance led to lower bonus accruals in fiscal 2014 than in fiscal year 2013.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2015	2014	2013
Cash flow provided by operating activities	$11,079,800	$18,665,400	$3,352,400
Cash flow used in investing activities	(2,947,600)	(4,715,500)	(5,354,000)
Cash flow used in financing activities	(12,076,100)	(6,950,000)	(11,742,000)
Net (decrease) increase in cash and cash equivalents	$(3,943,900)	$6,999,900	$(13,743,600)

We generated $11.1 million of net cash from operating activities during fiscal year 2015. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), a decrease in accounts receivable, and an increase in accrued expenses and other current liabilities, partially offset by an increase in product inventory, prepaid expenses and other current assets. The decrease in accounts receivable was primarily related to lower sales volume in the fourth quarter of fiscal 2015 as compared to the fourth quarter of fiscal 2014. The increase in inventory was primarily due to a $7.0 million increase in mobile device accessories inventory related to iPhone 6 products, the purchase of Apple connectors for our Ventev® charging solutions and increased inventory from key suppliers.  Inventory related to our base station infrastructure product has remained relatively flat. We increased inventory levels in preparation of the build season, but this increase was almost fully offset by a payment from a tower owner of approximately $8 million for inventory that we continue to hold on their behalf.  Because the Company continues to hold the inventory on the tower owner’s behalf, the cost of these goods is recorded in prepaid expenses and other current assets, and we are unable to recognize the revenue and related cost of goods sold associated with the transaction until the product physically ships. This tower owner operates in the public carrier, contractor and program manager market. The $8.1 million increase in accrued expenses and other current liabilities and offsetting increase of $8.5 million in prepaid expenses and other current assets is primarily due to the deferral of this transaction.

In fiscal year 2014 our cash inflow from operating activities of $18.7 million was driven by net income (net of depreciation and amortization and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by a decrease in trade accounts payable and accrued payroll, benefits, and taxes. The decrease in accounts receivable was related to the AT&T transition. The decrease in trade accounts payable was caused by the timing of inventory purchases in the fourth quarter. The decrease in accrued payroll, benefits, and taxes was driven by higher bonus accruals in fiscal 2013 (and their subsequent payouts in fiscal 2014) compared to bonus accruals in fiscal 2014.

In fiscal year 2013 our cash inflow from operating activities was driven by net income (net of depreciation and amortization and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by an increase in product inventory and  decreases in trade accounts payable and accrued payroll, benefits and taxes. The decrease in accounts receivable was related to the transition of our Major 3PL relationship with AT&T.  The increase in inventory was intended to improve service levels to support increased customer demand and improve availability. The decrease in trade accounts payable was related to the AT&T transition, causing lower AT&T inventory purchases and lower accruals related to AT&T market development funds, partially offset by higher non-AT&T inventory purchases. The decrease in accrued payroll, benefits and taxes was driven by higher bonus accruals in fiscal 2012 (and their subsequent payouts in fiscal 2013) compared to bonus accruals in fiscal 2013.

Capital expenditures of $3.0 million in fiscal year 2015 were down from $4.7 million in fiscal year 2014. Fiscal year 2015 and 2014 capital expenditures were largely comprised of investments in information technology of $2.6 million and $4.3 million, respectively. Fiscal year 2013 capital expenditures were largely comprised of $1.6 million for leasehold improvements and $1.0 million for furniture and fixtures expenditures, related to a build-out and reorganization of our administrative offices and $2.2 million for investments in information technology. A portion of the leasehold improvement expenditures for 2013 were reimbursed to us by our landlord during the respective fiscal year, pursuant to the applicable terms of our lease. We received payments of $0.6 million in fiscal 2013 for tenant improvements.

Cash flows used in financing activities were primarily related to cash dividends paid to shareholders and purchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation and proceeds from issuance of stock. The significant increase in cash used in financing activities during fiscal 2015 was due to the purchase of shares under our expanded stock buyback program, as discussed below. The significant increase in cash used in financing activities during fiscal 2013 was caused primarily by the payment of a special dividend of $0.75 per share of common stock on December 27, 2012.

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Our Board of Directors believes that the repurchase of our shares, when appropriate, is an excellent use of funds to enhance long-term shareholder value. Any purchases will be funded from working capital and/or our revolving credit facility. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. During fiscal 2015, the Company purchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. As of March 29, 2015, $5.4 million remained available for repurchase under this program. No shares were repurchased during fiscal years 2014 or 2013.

We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested equity grants. For fiscal years 2015 and 2014 this totaled $1,612,900 and $1,646,300, respectively.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, on July 1, 2016. The note bears interest at a floating rate of LIBOR plus 2.00%. The note is secured by a first position deed of trust encumbering our company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility described below, and had a balance of $2.1 million as of March 29, 2015.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 29, 2015 we had no balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility. On November 30, 2012, we entered into a Seventh Modification Agreement to allow for a special dividend paid during fiscal 2013.

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

The terms of this revolving credit facility, as amended, allow us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of March 29, 2015, we had repurchased an aggregate of $18.3 million of common stock since May 31, 2007, leaving $11.7 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 29, 2015, the principal balance of this term loan was approximately $108,200.

Working capital (current assets less current liabilities) decreased to $86.1 million as of March 29, 2015, from $88.1 million as of March 30, 2014. Shareholders' equity decreased to $113.1 million as of March 29, 2015, from $114.8 million as of March 30, 2014, primarily due to increased retained earnings due to fiscal year 2015 net income, more than offset by the combination of cash dividends paid and an increase in treasury stock due to the repurchase of shares under our stock buyback program mentioned above.

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

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 29, 2015:

	Payment Due by Fiscal Year
	Total	Less Than 1 Year	Years 1-3	Years 4-5	More Than 5 Years

Long-Term Debt Obligations	$2,208,200	$250,700	$1,927,900	$29,600	$--
Revolving credit facility	--	--	--	--	--
Lease Obligations	8,190,400	3,032,100	5,003,600	154,700	--
Interest payments (1)	61,300	45,300	15,700	300	--
Other Long-Term Liabilities (2)	1,125,000	--	150,000	150,000	825,000
Tax contingency reserves (3)	580,200	--	--	--	--
Total contractual cash obligations	$12,165,100	$3,328,100	$7,097,200	$334,600	$825,000

(1)	Interest payments include amounts owed on notes payable at their stated contractual rate, as well as interest payments on the note for our long term loan at a variable rate of LIBOR plus 2.00%.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.
(3)	We are unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $0.6 million balance of our tax contingency reserves, net of federal tax benefits. See further discussion in Note 12—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We record revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) our price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. Our revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. We record revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. For a portion of our sales, we use FOB destination terms and record the revenue when the product is received by the customer. Our prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts, or other incentives subsequent to a sale. We sell under normal commercial terms and, therefore, we only record revenues on transactions where collectability is reasonably assured.

Because a large portion of our sales transactions meet the conditions set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) on revenue recognition, we recognize revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) our price be substantially fixed or determinable at the date of sale, 2) the buyer is obligated to pay us, and such obligation is not contingent on their resale of the product, 3) the buyer’s obligation to us does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from us, 5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because our normal terms and conditions of sale are consistent with conditions 1-5 above, and we are able to perform condition 6, we make a reasonable estimate of product returns in sales transactions and accrue a sales return reserve based on this estimate.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal 2015).

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet as of March 29, 2015, includes goodwill of approximately $11.7 million and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Based on the Company’s qualitative assessment for fiscal 2015, we have concluded that it is not more likely than not that the carrying value of any of our reporting units with goodwill is above the fair value of the related reporting unit.  As a result, no quantitative testing was deemed necessary for fiscal 2015. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

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

We account for income taxes under the FASB’s ASC on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 29, 2015, we had total net unrecognized tax benefits of approximately $580,200, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new ASU requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is currently effective for annual periods beginning after December 15, 2016. On April 29, 2015 the FASB issued for public comment a proposal to defer the effective date of the standard by one year. We are currently in the process of assessing what impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation. This pronouncement provides guidance on accounting for share-based awards where the performance target could be achieved after an employee completes the requisite service period. We currently do not have any share-based arrangements of this type; therefore, this guidance is not expected to have an impact on our results of operations or financial condition. See Note 15 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for details of our stock based compensation.

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

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates.  We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations.  We do not have a current interest rate swap relating to our bank term loan.  Our variable rate debt obligations of approximately $2.1 million at March 29, 2015, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on March 29, 2015 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8.	Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Balance Sheets

	March 29, 2015	March 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,524,000	$11,467,900
Trade accounts receivable, net of allowance for doubtful accounts of $661,900 and $1,080,300, respectively	59,572,100	67,495,700
Product inventory	72,363,600	61,955,700
Deferred tax assets, net	3,856,000	6,913,000
Prepaid expenses and other current assets	10,868,900	2,336,600
Total current assets	154,184,600	150,168,900

Property and equipment, net	21,111,800	22,765,400
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,619,600	2,341,300
Total assets	$189,600,700	$186,960,300

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$51,804,200	$50,756,900
Payroll, benefits and taxes	5,531,900	7,670,100
Income and sales tax liabilities	1,832,400	2,477,700
Accrued expenses and other current liabilities	8,688,500	923,600
Revolving line of credit	--	--
Current portion of long‑term debt	250,700	250,200
Total current liabilities	68,107,700	62,078,500

Deferred tax liabilities, net	3,360,100	4,260,700
Long‑term debt, net of current portion	1,957,500	2,208,200
Other long-term liabilities	3,033,300	3,584,800
Total liabilities	76,458,600	72,132,200

Commitment and Contingencies

Shareholders' equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	--	--
Common stock, $0.01 par value, 15,000,000 shares authorized, 13,817,239 shares issued and 8,159,592 shares outstanding as of March 29, 2015, and 13,627,098 shares issued and 8,180,484 shares outstanding as of March 30, 2014	96,100	94,200
Additional paid‑in capital	56,517,600	53,987,700
Treasury stock, at cost, 5,657,647 shares outstanding as of March 29, 2015 and 5,446,614 shares outstanding as of March 30, 2014	(56,307,900)	(50,084,600)
Retained earnings	112,836,300	110,830,800
Total shareholders’ equity	113,142,100	114,828,100
Total liabilities and shareholders' equity	$189,600,700	$186,960,300

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Income

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013

Revenues	$549,619,000	$560,086,600	$752,565,000
Cost of goods sold	418,730,500	421,928,700	605,525,800
Gross profit	130,888,500	138,157,900	147,039,200
Selling, general and administrative expenses	115,936,700	111,668,000	117,820,600
Restructuring Charge	573,400	--	--
Operating Expenses	116,510,100	111,668,000	117,820,600
Income from operations	14,378,400	26,489,900	29,218,600
Interest, net	167,300	177,700	224,200
Income before provision for income taxes	14,211,100	26,312,200	28,994,400
Provision for income taxes	5,576,800	10,063,100	11,200,500
Net income	$8,634,300	$16,249,100	$17,793,900

Basic earnings per share	$1.05	$1.98	$2.22
Diluted earnings per share	$1.04	$1.94	$2.15
Cash dividends declared per common share	$0.80	$0.74	$1.47

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
	Shares	Amount	Paid-in Capital	Treasury Stock	Retained Earnings	Shareholders’ Equity
Balance at April 1, 2012	7,744,528	88,000	45,135,900	(46,276,400)	94,704,400	93,651,900
Proceeds from issuance of stock	24,908	300	486,500	--	--	486,800
Treasury stock purchases	(101,854)	--	--	(2,161,900)	--	(2,161,900)
Non-cash stock compensation expense	320,318	3,200	2,533,600	--	--	2,536,800
Excess tax benefit from stock-based compensation	--	--	2,325,600	--	--	2,325,600
Cash dividends paid	--	--	--	--	(11,830,500)	(11,830,500)
Net income	--	--	--	--	17,793,900	17,793,900
Balance at March 31, 2013	7,987,900	91,500	50,481,600	(48,438,300)	100,667,800	102,802,600
Proceeds from issuance of stock	23,542	200	602,800	--	--	603,000
Treasury stock purchases	(72,116)	--	--	(1,646,300)	--	(1,646,300)
Non-cash stock compensation expense	241,158	2,500	2,084,600	--	--	2,087,100
Excess tax benefit from stock-based compensation	--	--	818,700	--	--	818,700
Cash dividends paid	--	--	--	--	(6,086,100)	(6,086,100)
Net income	--	--	--	--	16,249,100	16,249,100
Balance at March 30, 2014	8,180,484	$94,200	$53,987,700	$(50,084,600)	$110,830,800	$114,828,100
Proceeds from issuance of stock	19,425	200	540,000	--	--	540,200
Treasury stock purchases	(211,033)	--	--	(6,223,300)	--	(6,223,300)
Non-cash stock compensation expense	170,716	1,700	1,159,600	--	--	1,161,300
Excess tax benefit from stock-based compensation	--	--	830,300	--	--	830,300
Cash dividends paid	--	--	--	--	(6,628,800)	(6,628,800)
Net income	--	--	--	--	8,634,300	8,634,300
Balance at March 29, 2015	8,159,592	96,100	56,517,600	(56,307,900)	112,836,300	113,142,100

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	March 29, 2015	March 30, 2014	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,634,300	$16,249,100	$17,793,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,583,600	4,865,000	4,979,400
Gain on sale of property and equipment	(3,000)	(29,500)	(3,000)
Non-cash stock compensation expense	1,161,300	2,087,100	2,536,800
Deferred income taxes and other	1,347,200	(1,042,400)	(843,700)
Change in trade accounts receivable	7,923,600	14,681,900	6,570,600
Change in product inventory	(10,407,900)	(1,042,100)	(7,553,300)
Change in prepaid expenses and other current assets	(8,532,300)	1,145,700	(1,174,100)
Change in trade accounts payable	1,047,300	(14,452,400)	(13,135,400)
Change in payroll, benefits and taxes	(2,138,200)	(4,008,400)	(5,533,100)
Change in income and sales tax liabilities	(645,300)	(53,000)	(606,300)
Change in accrued expenses and other current liabilities	8,109,200	264,400	320,600
Net cash provided by operating activities	11,079,800	18,665,400	3,352,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,950,600)	(4,745,000)	(5,357,000)
Proceeds from sale of property and equipment	3,000	29,500	3,000
Net cash used in investing activities	(2,947,600)	(4,715,500)	(5,354,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long‑term debt	(250,200)	(249,600)	(249,200)
Proceeds from issuance of stock	195,900	213,300	174,000
Cash dividends paid	(6,628,800)	(6,086,100)	(11,830,500)
Purchases of treasury stock and repurchases of stock from employees and directors for minimum tax withholdings	(6,223,300)	(1,646,300)	(2,161,900)
Excess tax benefit from stock-based compensation	830,300	818,700	2,325,600
Net cash used in financing activities	(12,076,100)	(6,950,000)	(11,742,000)
Net (decrease) increase in cash and cash equivalents	(3,943,900)	6,999,900	(13,743,600)
CASH AND CASH EQUIVALENTS, beginning of period	11,467,900	4,468,000	18,211,600

CASH AND CASH EQUIVALENTS, end of period	$7,524,000	$11,467,900	$4,468,000

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Note 1. Organization

TESSCO Technologies Incorporated, a Delaware corporation (TESSCO, we, or the Company), architects and delivers innovative product and value chain solutions to support wireless systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive Internet and information technology. Approximately 98% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Almost all of the Company’s sales are made in United States Dollars.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013 each contain 52 weeks.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At March 29, 2015 and March 30, 2014,  the Company had a reserve for excess and/or obsolete inventory of $5,780,600 and $4,086,100, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges in fiscal years 2015, 2014 or 2013.

Assets to be disposed of are reported at the lower of carrying value or fair values, less estimated costs of disposal.

Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful life of 4 to 6 years using the straight-line method. Intangible assets other than goodwill are recorded within other long-term assets in the Company’s Consolidated Balance Sheets. The goodwill impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment, the Company then performs an additional two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimates the present value of the reporting unit’s future cash flows. Key assumptions used to determine the present value of a reporting unit’s future cash flows include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company’s weighted average cost of capital adjusted for risks associated with our operations. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

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

Based on the Company’s qualitative and/or quantitative impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2015, 2014 or 2013.

The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Revenue Recognition

The Company records revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed or determinable, and 4) collectability is reasonably assured. The Company’s revenue recognition policy includes evidence of arrangements for significant revenue transactions through either receipt of a customer purchase order or a web-based order. The Company records revenues when risk of loss has passed to the customer. In most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts provided by the company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectability is reasonably assured. The Company recognizes revenues net of sales tax.

Because the Company’s sales transactions meet the conditions set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 605 and/or 606, it recognizes revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) the price be substantially fixed or determinable at the date of sale, 2) the buyer is obligated to pay, and the payment is not contingent on their resale of the product, 3) the buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from the Company, 5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because the Company’s normal terms and conditions of sale are consistent with conditions 1-5 above, and the Company is able to perform condition 6, it makes a reasonable estimate of product returns in sales transactions and accrues a sales return reserve based on this estimate.

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the ASC No. 605-45, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal 2015). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 1% of total revenues for fiscal years 2015, 2014 and 2013.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2015, 2014 and 2013.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded in accordance with ASC 605.

Classification of Expenses

Cost of goods sold includes cost of products and freight from vendors to our distribution centers. Product management, distribution, purchasing, receiving/inspection, warehousing, freight from our distribution centers to our customers’ sites, and corporate overhead costs are included in selling, general and administrative expenses. Certain selling, general and administrative expenses related to direct and indirect labor and certain freight-in expenses are included in inventory. As of March 29, 2015 and March 30, 2014, the amount of selling, general and administrative expenses and freight in expenses included in inventory was $3,008,200 and $2,261,500, respectively.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $13,700,000, $13,364,600, and $13,674,300 for the fiscal years ended March 29, 2015, March 30, 2014, and March 31, 2013, respectively.

Stock Compensation Awards Granted to Team Members

The Company records stock compensation expense for awards in accordance with ASC No. 718, which requires the Company to include in its calculation of periodic stock compensation expense an estimate of future forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting based on service to the Company to be amortized by an accelerated method rather than the straight-line method.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC No. 740. Under this method, deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the enacted tax rate to be in effect when the taxes are paid or refunds received. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In accordance with ASC No. 740, the Company recognizes a provision for tax uncertainties in its financial statements. See Note 12 for further discussion of the standard and its impact on the Company’s consolidated financial statements.

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

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for annual periods beginning after December 15, 2016. On April 29, 2015 the FASB issued for public comment a proposal to defer the effective date of the standard by one year. We are currently in the process of assessing what impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

In June 2014, the FASB issue Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. This pronouncement provides guidance on accounting for share-based awards where the performance target could be achieved after an employee completes the requisite service period. We currently do not have any share-based arrangements of this type; therefore, this guidance is not expected to have an impact on our results of operations or financial condition. See Note 15 for the details of our stock based compensation.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States. Property and equipment, and is summarized as follows:

	2015	2014

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	21,375,500	21,202,400
Information technology equipment and computer software	25,751,500	24,625,800
Furniture, telephone system, equipment and tooling	7,809,400	7,734,000
	59,677,200	58,303,000
Less accumulated depreciation and amortization	(38,565,400)	(35,537,600)
Property and equipment, net	$21,111,800	$22,765,400

Depreciation and amortization of property and equipment was $4,583,600, $4,852,800, and $4,926,400 for fiscal years 2015, 2014 and 2013, respectively.

Capitalized internally developed computer software, net of accumulated amortization, as of March 29, 2015 and March 30, 2014 was $844,000 and $1,012,400, respectively. Amortization expense of capitalized internally developed computer software was $797,800, $980,300, and $1,322,400 for fiscal years 2015, 2014, and 2013.

Note 4. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 29, 2015 and March 30, 2014 consists of indefinite lived intangibles assets in the amount of $850,000. Amortization expense relating to other intangible assets was $12,300 for fiscal year 2014 and $53,000 for fiscal year 2013. At March 29, 2015 and March 30, 2014, amortizable intangible assets were fully amortized. There were no changes in the carrying amount of goodwill for the fiscal years ended March 29, 2015 and March 30, 2014.

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 29, 2015	March 30, 2014
Deferred Revenue	$6,959,300	$--
Other Accrued Expenses	1,729,200	923,600
Total Accrued Expenses	$8,688,500	$923,600

Note 6. Borrowings Under Revolving Credit Facility

On May 31, 2007, pursuant to a Credit Agreement, the Company established a revolving credit facility with both Wells Fargo Bank, National Association and SunTrust Bank. The facility is unsecured and provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin. The terms of the revolving credit facility require the Company to meet certain financial covenants and ratios and contain other limitations, including certain restrictions on dividend payments. Borrowing availability under the facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. This credit facility has been amended several times, most recently on October 16, 2013 (the Ninth Modification Agreement).  Currently the credit facility has a maximum borrowing limit of $35.0 million and has a term expiring in October 2016.  The amount of dividend payments allowed to be made by the Company under the Credit Facility is $8.0 million in any 12 month period, not including the onetime special dividend of $0.75 per share of common stock on December 27, 2012, to shareholders of record on December 13, 2012.  The dollar amount of stock repurchases permitted under the term of the credit facility is $30.0 million. As of March 29, 2015, the Company had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant Numerous financial covenants have been amended from the original credit facility.  The financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing Term Loan with the same lenders. Accordingly, each amendment also has the effect of amending the financial covenants applicable to the Term Loan.

The facility provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin ranging from 1.50% to 2.50%.The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 1.65%, 2.35%, and 2.68% for fiscal years 2015, 2014, and 2013, respectively. Interest expense on this revolving credit facility for fiscal years 2015, 2014, and 2013 totaled $78,200, $53,400, and $77,400, respectively. Average borrowings under this revolving credit facility totaled $4,672,300, $2,243,900, and $2,858,500 and maximum borrowings totaled $17,331,900, $13,467,000, and $18,989,600, for fiscal years 2015, 2014, and 2013, respectively.

As of March 29, 2015 and March 30, 2014, the Company had no outstanding balance on its revolving credit facility. Therefore, we had $35.0 million available on our revolving line of credit facility as of both March 29, 2015 and March 30, 2014.

The Company was in compliance with the terms and financial covenants applicable to each of the revolving credit facility and term loan facility at the end of fiscal years 2015, 2014, and 2013.

Note 7. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at the initial maturity date, June 30, 2011. On May 20, 2011, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, effective July 1, 2011, to extend the maturity date of the existing term loan to July 1, 2016. The interest rate on this term loan is LIBOR plus 2.00%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 6), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at March 29, 2015 and March 30, 2014 was $2,100,000 and $2,325,000, respectively. The weighted average interest rate on borrowings under this note was 2.19%, 2.18%, and 2.21% for fiscal years 2015, 2014, and 2013, respectively. Interest expense under this note was $48,400, $54,500, and $55,600 for fiscal years 2015, 2014, and 2013, respectively.

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At March 29, 2015 and March 30, 2014, the principal balance of this term loan was $108,200 and $133,400, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $2,400, $2,900, and $3,400 for fiscal years 2015, 2014, and 2013, respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 29, 2015, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2016	$250,700
2017	1,901,200
2018	26,700
2019	27,300
2020	2,300
Thereafter	--
$2,208,200

Note 8. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2015, 2014 and 2013 totaled $2,970,300, $3,004,300, and $2,907,900, respectively.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2017. Monthly rent payments now range from $162,600 to $177,700 for this office space through the remaining lease term.

The Company also leases approximately office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2017; however, the Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $33,000 to $35,700 through the lease term.

Additional sales and marketing offices are located in additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement expiring on October 31, 2018.  Monthly rent payments range from $15,300 to $16,900.

The Company’s minimum future obligations as of March 29, 2015 under existing operating leases are as follows:

Fiscal year:
2016	$3,032,100
2017	2,983,100
2018	2,020,500
2019	143,600
2020	11,100
Thereafter	--
$8,190,400

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on the Company’s financial condition or results of operations. In addition, from time to time, the Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local tax returns are currently under examination, except for the following state sales tax audits:

•	Maryland for the tax period of January 2011 through December 2014
•	Florida for the tax period of November 2011 through October 2014
•	New York for the tax period of June 2012 through February 2015

As the Company is routinely audited by state taxing authorities, the Company has estimated exposure and established reserves for its estimated sales tax audit liability.

Note 9. Operating Segments

The Company evaluates its business as one segment, as the chief operating decision maker reviews results as one unit. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer markets: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use; (3) private system operators including commercial entities such as major utilities and transportation companies that run wireless networks for their own use; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; (5) retailers, independent dealer agents and carriers; and (6) the Company’s Major 3PL relationship with AT&T that was fully transitioned at the end of fiscal 2013. Beginning in the third quarter of fiscal 2015, we began reporting private system operators and government system operators as two separate market units.  All prior period information below reflects this change.

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

Market activity for the fiscal years ended 2015, 2014 and 2013 is as follows (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Revenues
Public Carriers, Contractors & Program Managers	$127,426	$149,196	$111,146
Government System Operators	31,495	33,757	35,857
Private System Operators	86,725	81,559	85,456
Commercial Dealers & Resellers	134,195	140,552	138,737
Retailer, Independent Dealer Agents & Carriers	169,778	155,023	167,895
Revenue, excluding Major 3PL relationship	549,619	560,087	539,091
Major 3PL relationship	--	--	213,474
Total revenues	549,619	560,087	752,565

Gross Profit
Public Carriers, Contractors & Program Managers	24,081	31,013	24,183
Government System Operators	8,283	8,497	9,231
Private System Operators	22,926	23,110	24,365
Commercial Dealers & Resellers	37,977	39,396	38,345
Retailer, Independent Dealer Agents & Carriers	37,622	36,142	35,903
Gross profit, excluding Major 3PL relationship	130,889	138,158	132,027
Major 3PL relationship	--	--	15,012
Total gross profit	130,889	138,158	147,039

Selling, general, administrative, and interest expenses	116,104	111,846	118,045
Restructuring charge	573	--	--
Operating and interest expenses	116,677	111,846	118,045
Income before provision for income taxes	$14,211	$26,312	$28,994

The Company also reviews revenue and gross profit by its four product categories:

•	Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

•	Network systems products are used to build and upgrade computing and Internet networks. Products include fixed and mobile broadband equipment, wireless networking, filtering systems, distributed antenna systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services.

•	Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•	Mobile devices and accessory products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label Internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the fiscal years 2015, 2014 and 2013 are as follows (in thousands):

	March 29, 2015	March 30, 2014	March 31, 2013
Revenues
Base station infrastructure	$224,135	$252,983	$227,510
Network systems	96,399	89,411	78,989
Installation, test and maintenance	41,790	45,343	47,766
Mobile device accessories	187,295	172,350	398,300
Total revenues	$549,619	$560,087	$752,565

Gross Profit
Base station infrastructure	60,960	69,451	65,472
Network systems	16,064	16,040	14,887
Installation, test and maintenance	9,400	10,286	11,151
Mobile device accessories	44,465	42,381	55,529
Total gross profit	$130,889	$138,158	$147,039

Note 10. Restructuring Charge

In the fourth quarter of fiscal 2015, recognizing the ongoing challenging conditions caused by the carrier spending slowdown, the Company took actions to restructure our costs, resulting in a $0.6 million pre-tax charge, which is included in our Consolidated Statements of Income for fiscal year 2015. The restructuring charge primarily consists of severance-related expenses associated with a reduction in headcount.

Note 11. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. During fiscal 2015, the Company purchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. As of March 29, 2015, $5.4 million remained available for repurchase under this program.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2015, 2014, and 2013 the total value of shares withheld for taxes was $1,612,900, $1,646,300, and $2,161,900, respectively.

Note 12. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of income is as follows:

	2015	2014	2013

Statutory federal rate	34.2%	35.0%	35.0%
State taxes, net of federal benefit	4.1	3.3	2.9
Non-deductible expenses	0.9	0.7	0.5
Other	0.0	(0.8)	0.2
Effective rate	39.2%	38.2%	38.6%

The provision for income taxes was comprised of the following:

	2015	2014	2013

Federal: Current	$3,035,400	$9,252,700	$10,593,200
Deferred	1,964,800	(396,600)	(929,600)
State: Current	398,500	1,212,400	1,640,400
Deferred	178,100	(5,400)	(103,500)
Provision for income taxes	5,576,800	$10,063,100	$11,200,500

Total deferred tax assets and deferred tax liabilities as of March 29, 2015 and March 30, 2014, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities, are as follows:

	2015	2014
Deferred tax assets:
Deferred compensation	$802,700	$1,260,000
Accrued vacation	554,100	428,700
Deferred rent	687,500	886,800
Allowance for doubtful accounts	232,800	374,300
Inventory reserves	2,175,500	1,530,000
Sales tax reserves	459,600	472,700
Other assets	516,000	1,660,600
Restricted Stock	89,600	--
Tax contingency reserve	286,200	299,900
Total deferred tax assets	$5,804,000	$6,913,000

Deferred tax liabilities:
Depreciation and amortization	3,354,600	3,549,700
Other liabilities	312,400	287,300
Accrued compensation	873,700	--
Prepaid expenses	767,400	423,700
Total deferred tax liabilities	$5,308,100	$4,260,700

Net Deferred Tax Asset	$495,900	$2,652,300

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 29, 2015 or March 30, 2014.

As of March 29, 2015, the gross amount of unrecognized tax benefits was $394,400 ($256,400 net of federal benefit). As of March 30, 2014, the Company had gross unrecognized tax benefits of $1,665,000 ($309,400 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2015 was a benefit of $31,600 (net of federal expense) and the cumulative amount included as a liability in the consolidated balance sheet as of march 29, 2015 was $323,800 (net of federal expense). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2014 was a benefit of $23,300 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of March 30, 2014 was $295,500 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2013 was an expense of $71,300 (net of federal benefit).

As of March 29, 2015, the total net amount of unrecognized tax benefits, inclusive of indirect tax benefits and deferred tax benefits was $256,400 and associated penalties and interest were $323,800. The net amount of $580,200, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits increased by $1,189,000 during the fiscal year ended March 30, 2014, due to its tax accounting method for certain accrued expenses. The Company’s unrecognized tax benefit decreased by $1,189,000 and such amount was reclassified to income taxes payable during fiscal 2015 due to the Company filing an automatic change to its method of accounting for certain accrued expenses with the IRS during the first quarter of fiscal 2015.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, net of interest, is as follows:

	2015	2014	2013
Beginning balance of unrecognized tax benefit	$1,665,000	$631,100	$561,600
Decrease due to reclassification to income tax payable	(1,189,000)	--	--
Increase related to prior period tax positions	--	1,189,000	--
Increases related to current period tax positions	10,600	22,800	69,500
Reductions as a result of a lapse in the applicable statute of limitations	(92,200)	(177,900)	--
Ending balance of unrecognized tax benefits	$394,400	$1,665,000	$631,100

The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2008 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination.

Certain income tax returns for fiscal years 2009 through 2015 remain open to examination by U.S. federal, state and local tax authorities.

Note 13. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $524,200, $718,700, and $610,700 during fiscal years 2015, 2014, and 2013, respectively. As of March 29, 2015 plan assets included 127,693 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $1,769,600 and $941,300, respectively, as of March 29, 2015 and $1,491,300 and $822,200, respectively, as of March 30, 2014 are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Note 14. Earnings Per Share

The Company calculates earnings per share considering ASC No. 260 in regards to accounting for participating securities, which requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
	2015	2014	2013
Earnings per share – Basic:
Net earnings	$8,634	$16,249	$17,794
Less: Distributed and undistributed earnings allocated to nonvested stock	(47)	(134)	(200)
Earnings available to common shareholders – Basic	$8,587	$16,115	$17,594

Weighted average common shares outstanding – Basic	8,171	8,134	7,929

Earnings per common share – Basic	$1.05	$1.98	$2.22

Earnings per share – Diluted:
Net earnings	$8,634	$16,249	$17,794
Less: Distributed and undistributed earnings allocated to nonvested stock	(19)	(132)	(197)
Earnings available to common shareholders – Diluted	$8,615	$16,117	$17,597

Weighted average common shares outstanding – Basic	8,171	8,134	7,929
Effect of dilutive options	102	192	271
Weighted average common shares outstanding – Diluted	8,273	8,326	8,200

Earnings per common share – Diluted	$1.04	$1.94	$2.15

There were no stock options with respect to shares of common stock outstanding as of March 29, 2015, March 30, 2014, or March 31, 2013. There were no anti-dilutive Performance Stock Units or Restricted Stock then outstanding.

Note 15. Stock‑Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 29, 2015, March 30, 2014, and March 31, 2013 includes $1,161,300, $2,087,100, and $2,536,800, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 29, 2015, March 30, 2014, and March 31, 2013 includes $441,300, $797,300, and $979,800, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 21, 2011, the Company’s shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 690,000 shares, from 2,638,125 to an aggregate of 3,553,125 shares of the Company's common stock. As of March 29, 2015, 439,028 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2015 fiscal year end, on May 11, 2015, based on fiscal 2015 results, 74,500 shares related to Performance Stock Units (PSUs) were canceled, and as a result, these shares were made available for future grants. Also on May 11, 2015, additional PSUs and restricted stock awards were issued providing recipients with the opportunity to earn up to an aggregate of 103,000 and 10,000 additional shares, respectively of the Company’s common stock. Accordingly, as of May 11, 2015, an aggregate of 400,528 shares were available for issue pursuant to future awards.

No additional awards can be made under the 1994 Plan after July 21, 2016, without or unless made subject to shareholder approval of an extension of the plan term. Stock Options, restricted stock and PSU awards have historically been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

Performance Stock Units: The Company’s equity-based compensation philosophy is generally focused on granting performance-based and time-vested stock grants. Under a program established by the Board of Directors, Performance Stock Units (PSUs) have been granted under the 1994 Plan to selected employees. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC No. 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures. The Company estimated the forfeiture rate primarily based on historical experience and expectations of future forfeitures. The Company’s calculated estimated forfeiture rate is approximately 2%.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted- Average Fair Value at Grant	Shares	Weighted- A verage Fair Value at Grant	Shares	Weighted- Average Fair Value at Grant
Outstanding, non-vested beginning of period	317,127	$15.96	455,979	$12.77	604,844	$9.81
Granted	91,000	29.28	112,000	19.91	156,200	19.31
Vested	(125,347)	14.44	(199,066)	10.22	(288,765)	8.64
Forfeited/canceled	(78,939)	21.61	(51,786)	18.47	(16,300)	17.69
Outstanding, non-vested end of period	203,841	$20.65	317,127	$15.96	455,979	$12.77

As of March 29, 2015, there was approximately $0.3 million of total unrecognized compensation cost, net of forfeitures, related to PSUs. These costs are expected to be recognized over a weighted average period of 1.6 years.  Total fair value of shares vested during fiscal years 2015, 2014 and 2013 was $4,364,500, $4,531,700 and $6,304,300, respectively.

Of the 78,939 PSUs canceled during fiscal 2015, 49,979 related to the fiscal 2014 grant of PSUs and were canceled in April 2014. The PSUs were canceled because the applicable fiscal 2014 performance targets were not fully satisfied. The remaining 28,960 shares were forfeited due to employee departures during fiscal year 2015. Per the provisions of the 1994 Plan, the shares related to these forfeited and canceled PSUs were added back to the 1994 Plan and became available for future issuance.

Of the outstanding PSUs covering 203,841 non-vested shares, PSUs covering 74,500 shares were canceled in May 2015, based on fiscal year 2015 activity. These PSUs were canceled because fiscal year 2015 earnings per share did not fully reach the target performance set forth in the PSU grants. The remaining 129,341 shares have been earned based on past performance, but are not yet vested as of March 29, 2015. Assuming the respective participants remain employed by, or affiliated with, the Company on the vesting dates, these shares will vest and be issued on or about May 1 of 2015, 2016, and 2017, as follows:

Number of Shares
2015	87,107
2016	31,468
2017	10,766
129,341

Subsequent to the Company’s 2015 fiscal year end, on May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 103,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2016. These PSUs have only one measurement year (fiscal year 2016), with any shares earned at the end of fiscal year 2016 to vest 25% on or about each of May 1 of 2016, 2017, 2018 and 2019, provided that the participant remains employed by or affiliated with the Company on each such date.

Restricted Stock/Restricted Stock Units: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vest ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The weighted average fair value for these shares at the grant date was $10.56. On both March 29, 2015 and March 30, 2014, 22,500 shares of restricted stock were released and vested. As of March 29, 2015, there were 22,500 unvested shares and approximately $0.2 million of total unrecognized compensation costs related to restricted stock. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately one year.

On May 3, 2012, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 20,100 restricted stock unit, or RSU, awards to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2013, 2014, 2015 and 2016, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 29, 2015, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to this award are expected to be recognized ratably over a period of approximately one year.

On May 14, 2013, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 15,000 RSU awards to the non-employee directors of the Company with the exception of one individual who retired from the Board of Directors in July 2013. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These awards have vested or will vest and shares have been or will be issued, 25% on or about each of May 1 of 2014, 2015, 2016 and 2017, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 29, 2015, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately two years.

On May 8, 2014, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2015, 2016, 2017 and 2018, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 29, 2015, there was approximately $0.2 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years.

Subsequent to the Company’s 2015 fiscal year end, on May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of May 1 of 2016, 2017, 2018 and 2019, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Compensation expense on restricted stock is measured using the grant date price, net of the present value of dividends expected to be paid on TESSCO common stock before the RSU award vests.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 29, 2015, March 30, 2014, and March 31, 2013 were $67,300, $68,400, and $59,400, respectively. During the fiscal years ended March 29, 2015, March 30, 2014, and March 31, 2013, 8,547, 9,604, and 11,009 shares were sold to employees under this plan, having a weighted average market value of $22.93, $22.21, and $15.80, respectively.

Note 16. Fair Value Disclosure

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

As of March 29, 2015 and March 30, 2014, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of March 29, 2015 and March 30, 2014 due to their short term nature.

Fair value of long term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of March 29, 2015 and March 30, 2014  is estimated as follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note payable to a Bank	$2,100,000	$2,031,400	$2,325,000	$2,200,500
Note payable to Baltimore County	$108,200	$102,300	$133,400	$124,400

Note 17. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2015, 2014, and 2013 totaled $4,914,000, $8,355,900, and $11,847,300, respectively. Cash paid for interest during fiscal years 2015, 2014, and 2013 totaled $174,600, $198,400, and $208,300, respectively. Interest of $3,400 was capitalized during fiscal 2015. No interest was capitalized during fiscal years 2014 and 2013.

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2015, 2014, and 2013, sales of products purchased from the Company's top ten vendors accounted for 41%, 43%, and 42% of total revenues, respectively. In fiscal year 2015 and 2014, sales of product purchased from the Company’s largest vendor, CommScope Incorporated, accounted for approximately 14% and 16% of revenue, respectively. In fiscal year 2013, sales of product purchased from the Company’s largest vendor, Otter Products LLC, a significant portion of which were sold to the Company’s former largest customer AT&T Mobility, accounted for approximately 9% of total revenues. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. Although the Company believes that alternative sources of supply are available for many of the product types it carries, the loss of certain principal suppliers, or the loss of one or more of certain ongoing affinity relationships, could have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or vendor relationships. For fiscal years 2015, 2014, and 2013, sales of products to the Company's top ten customer relationships accounted for 20%, 19%, and 39% of total revenues, respectively. No customer accounted for more than 7% of total revenues in fiscal 2015 and 2014. In fiscal year 2013, sales to the Company’s former largest customer relationship, AT&T Mobility, accounted for approximately 30% of total revenues.

In April 2012, the Company was notified by AT&T of their intention to transition their third party logistics retail store supply chain business away from TESSCO beginning in the second quarter of our fiscal 2013. This business fully transitioned as of the close of fiscal 2013.

Note 19. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 29, 2015 and March 30, 2014 is presented in the table below:

	Fiscal Year 2015 Quarters Ended				Fiscal Year 2014 Quarters Ended
	Mar. 29, 2015	Dec. 28, 2014	Sept. 28, 2014	Jun. 29, 2014	Mar. 30, 2014	Dec. 29, 2013	Sept. 29, 2013	Jun. 30, 2013
Revenues	$112,962,200	$135,188,700	$148,521,800	$152,946,300	$124,536,600	$144,915,200	$146,526,000	$144,108,800
Cost of goods sold	85,271,400	102,675,800	113,085,800	117,697,500	94,451,800	108,772,800	110,033,200	108,670,900
Gross profit	27,690,800	32,512,900	35,436,000	35,248,800	30,084,800	36,142,400	36,492,800	35,437,900
Selling, general and administrative expenses	27,362,100	29,828,800	29,569,400	29,176,400	25,315,700	28,974,800	28,903,400	28,474,100
Restructuring charges	573,400	--	--	--	--	--	--	--
Operating expenses	27,935,500	29,828,800	29,569,400	29,176,400	25,315,700	28,974,800	28,903,400	28,474,100
(Loss) income from operations	(244,700)	2,684,100	5,866,600	6,072,400	4,769,100	7,167,600	7,589,400	6,963,800
Interest, net	28,200	61,300	49,400	28,400	18,300	37,800	67,000	54,600
(Loss) income before provision for income taxes	(272,900)	2,622,800	5,817,200	6,044,000	4,750,800	7,129,800	7,522,400	6,909,200
Provision income taxes	(41,000)	941,600	2,303,600	2,372,600	1,795,500	2,709,300	2,941,300	2,617,000
Net (loss) income	$(231,900)	$1,681,200	$3,513,600	$3,671,400	$2,955,300	$4,420,500	$4,581,100	$4,292,200
Diluted (loss) earnings per share	$(0.03)	$0.20	$0.42	$0.44	$0.35	$0.53	$0.55	$0.51
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.18	$0.18	$0.18

Note 20. Subsequent Events

Effective May 26, 2015, pursuant to a mutually agreed Letter Agreement, Said Tofighi ceased to serve as Senior Vice President of Global Manufacturer Supply Chain and Ventev Innovations of the Company. Mr. Tofighi will remain employed by the Company in a transitional role until August 28, 2015, when his employment with the Company will terminate.

The parties have agreed that Mr. Tofighi will receive a severance payment equal to 1.00 times his current base salary ($345,000) to be paid in two equal installments, the first on August 28, 2015 and the second on April 1, 2016, assuming certain conditions are satisfied. These include the delivery by Mr. Tofighi of a release, and his not accepting any executive or senior management position (regardless of whether it is competitive with the Company), and not engaging in any business competitive with the Company, through February 28, 2016.

Mr. Tofighi has also agreed that he will not be entitled to any “Value Share” payment that he otherwise may have been entitled to for fiscal 2016, and that he is entitled to receive only previously earned Performance Shares that are distributable prior to termination of his employment on August 28, 2015. He will not be entitled to receive any Performance Shares that might have otherwise become distributable to him after that date. Accordingly, and assuming his employment terminates on August 28, 2015 and the non-occurrence of an event resulting in accelerated vesting of outstanding PSUs, an aggregate of 5,768 Performance Shares will then be forfeited.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 29, 2015 and March 30, 2014, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended March 29, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 29, 2015 and March 30, 2014, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 2, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
June 2, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 29, 2015.

The effectiveness of our internal control over financial reporting as of March 29, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TESSCO Technologies Incorporated

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 29, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TESSCO Technologies Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TESSCO Technologies Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 29, 2015 and March 30, 2014, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended March 29, 2015 of TESSCO Technologies Incorporated and subsidiaries and our report dated June 2, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
June 2, 2015

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

Consolidated Balance Sheets as of March 29, 2015 and March 30, 2014
Consolidated Statements of Income for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013
Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013
Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2015, March 30, 2014 and March 31, 2013
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

10.8.2	Form of Severance and Restrictive Covenant Agreement, dated May 27, 2014, and entered into between the Company and Aric Spitulnik.
10.8.3
Letter Agreement, dated as of February 18, 2015, by and between the Company and Gerald T. Garland (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2015).

10.8.4
Letter Agreement, dated as of May 26, 2015, by and between the Company and Said Tofighi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2015).

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
101.1*
The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 29, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the years ended March 29, 2015, March 30, 2014 and March 31, 2013; (ii) Consolidated Balance Sheet at March 29, 2015 and March 30, 2014; (iii)  Consolidated Statement of Cash Flows for the years March 29, 2015 and March 30, 2014; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2015	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$1,080,300	$1,274,700	$998,800
Provision for bad debts	943,300	202,000	1,197,300
Write-offs and other adjustments	(1,361,700)	(396,400)	(921,400)
Balance, end of period	$661,900	$1,080,300	$1,274,700

	2015	2014	2013
Inventory Reserve:
Balance, beginning of period	$4,086,100	$3,336,700	$3,268,900
Inventory reserve expense	2,098,800	1,428,100	2,581,200
Write-offs and other adjustments	(404,300)	(678,700)	(2,513,400)
Balance, end of period	$5,780,600	$4,086,100	$3,336,700

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President June 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	June 2, 2015
Robert B. Barnhill, Jr.

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 2, 2015
Aric Spitulnik

/s/ Jay G. Baitler	Director	June 2, 2015
Jay G. Baitler

/s/ John D. Beletic	Director	June 2, 2015
John D. Beletic

/s/ Benn R. Konsynski	Director	June 2, 2015
Benn R. Konsynski

/s/ Dennis J. Shaughnessy	Director	June 2, 2015
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 2, 2015
Morton F. Zifferer