Form 10-Q
period 2015-06-28
TESSCO TECHNOLOGIES INC
filed 2015-08-06
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2015, was 8,265,241.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 28,	March 29,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,377,300	$7,524,000
Trade accounts receivable, net	63,476,200	59,572,100
Product inventory, net	78,019,600	72,363,600
Deferred tax assets	3,865,500	3,856,000
Prepaid expenses and other current assets	8,378,900	10,868,900
Total current assets	160,117,500	154,184,600

Property and equipment, net	20,886,900	21,111,800
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,619,600	2,619,600
Total assets	$195,308,700	$189,600,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$60,051,200	$51,804,200
Payroll, benefits and taxes	5,335,200	5,531,900
Income and sales tax liabilities	1,611,100	1,832,400
Accrued expenses and other current liabilities	6,824,100	8,688,500
Revolving line of credit	—	—
Current portion of long-term debt	250,800	250,700
Total current liabilities	74,072,400	68,107,700

Deferred tax liabilities	3,360,100	3,360,100
Long-term debt, net of current portion	1,894,700	1,957,500
Other long-term liabilities	2,906,400	3,033,300
Total liabilities	82,233,600	76,458,600

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 13,925,270 shares issued and 8,233,338 shares outstanding as of June 28, 2015, and 13,817,239 shares issued and 8,159,592 shares outstanding as of March 29, 2015	97,200	96,100
Additional paid-in capital	57,234,500	56,517,600
Treasury stock, at cost, shares 5,691,932 outstanding as of June 28, 2015 and 5,657,647 shares outstanding as of March 29, 2015	(57,134,800)	(56,307,900)
Retained earnings	112,878,200	112,836,300
Total shareholders’ equity	113,075,100	113,142,100
Total liabilities and shareholders’ equity	$195,308,700	$189,600,700

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended
	June 28, 2015	June 29, 2014

Revenues	$134,664,000	$152,946,300
Cost of goods sold	102,428,100	117,697,500
Gross profit	32,235,900	35,248,800
Selling, general and administrative expenses	29,376,400	29,176,400
Income from operations	2,859,500	6,072,400
Interest expense, net	46,300	28,400
Income before provision for income taxes	2,813,200	6,044,000
Provision for income taxes	1,117,900	2,372,600
Net income	$1,695,300	$3,671,400
Basic earnings per share	$0.21	$0.44
Diluted earnings per share	$0.20	$0.44

Cash dividends declared per common share	$0.20	$0.20

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 28, 2015	June 29, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,695,300	$3,671,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,131,300	1,167,800
Non-cash stock-based compensation expense	131,700	449,600
Deferred income taxes and other	(136,400)	(102,900)
Change in trade accounts receivable	(3,904,100)	(13,182,800)
Change in product inventory	(5,656,000)	(11,060,100)
Change in prepaid expenses and other current assets	2,490,000	(2,399,500)
Change in trade accounts payable	8,247,000	21,098,500
Change in payroll, benefits and taxes	(196,700)	(2,491,800)
Change in income and sales tax liabilities	(221,300)	(217,000)
Change in accrued expenses and other current liabilities	(1,788,500)	285,900
Net cash provided by (used in) operating activities	1,792,300	(2,780,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(906,400)	(490,900)
Net cash used in investing activities	(906,400)	(490,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(62,700)	(62,500)
Cash dividends paid	(1,653,400)	(1,666,100)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(826,900)	(1,404,200)
Excess tax benefit from stock-based compensation	510,400	1,172,900
Net cash used in financing activities	(2,032,600)	(1,959,900)

Net decrease in cash and cash equivalents	(1,146,700)	(5,231,700)

CASH AND CASH EQUIVALENTS, beginning of period	7,524,000	11,467,900

CASH AND CASH EQUIVALENTS, end of period	$6,377,300	$6,236,200

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

Note 2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for fiscal years, and interim periods within those years, beginning after December 16, 2017. Early adoption is permitted as of the original effective date, December 16, 2016. The Company is currently in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on The Company’s consolidated financial statements and related disclosures.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarters ended June 28, 2015 and June 29, 2014 include $131,700 and $449,600, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $510,400 and $1,172,900, primarily related to the PSUs which vested during the three months ended June 28, 2015 and June 29, 2014, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal 2016:

	Three	Weighted
	Months Ended	Average Fair
	June 28,	Value at Grant
	2015	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	203,841	$20.65
PSU’s Granted	103,000	22.15
PSU’s Vested	(87,107)	13.84
PSU’s Forfeited/Cancelled	(80,268)	28.57
Unvested shares available for issue under outstanding PSUs, end of period	139,466	$21.45

Of the 139,466 shares available for issuance under PSUs outstanding but not yet vested as of June 28, 2015, 36,466 shares have been earned in respect of the applicable measurement year, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year immediately following the applicable measurement year and continuing on or about May 1 of each of the three succeeding fiscal years.

During fiscal 2016, the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 103,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain earnings per share targets are met, and subject to individual performance. These PSUs have a one year measurement period (fiscal 2016), with any shares earned at the end of fiscal 2016 vested and issued ratably on or about May 1 of 2016, 2017, 2018 and 2019, provided that the respective participants remain employed by or associated with the Company on each date.

The PSUs cancelled during fiscal 2016 related primarily to the fiscal 2015 grant of PSUs, which had a one year measurement period (fiscal 2015). The PSUs were cancelled because the applicable fiscal 2015 performance targets were not fully attained. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

If the entire number of PSUs granted in fiscal 2016 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSUs would be approximately $2.4 million, net of estimated forfeitures, as of June 28, 2015, and would be expensed through fiscal 2019. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2016 is not earned, stock-based compensation related to these awards will be different from this amount.

Restricted Stock / Restricted Stock Units: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares were issued (subject to the risk of forfeiture) and vest ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56 per share. As of June 28, 2015, 22,500 shares remained unvested, and there was no activity related to these restricted shares during the first three months of fiscal 2016. As of June 28, 2015, there was approximately $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to this issuance of restricted stock. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately one year.

In addition the Company has issued restricted stock units (RSUs) to its non-employee directors. On May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 10,000 RSUs to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of June 28, 2015, there was approximately $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding restricted stock unit awards, including the May 11, 2015 grant. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

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

The Company had no assets or liabilities required to be measured at fair value as of June 28, 2015 or as of March 29, 2015.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 28, 2015 and March 29, 2015 due to their short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of June 28, 2015 and March 29, 2015 is estimated as follows:

	June 28, 2015		March 29, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to a bank	$2,043,800	$1,988,400	$2,100,000	$2,031,400

Note payable to Baltimore County	$101,700	$96,500	$108,200	$102,300

Note 5. Income Taxes

As of June 28, 2015, the Company had a gross amount of unrecognized tax benefits of $397,000 ($258,100 net of federal benefit).  As of March 29, 2015, the Company had a gross amount of unrecognized tax benefits of $394,400 ($256,400 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of our fiscal 2016 was $15,900 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of June 28, 2015 was $339,100 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of our fiscal 2015 was $16,500 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 29, 2015 was $323,800 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 29, 2015 of unrecognized tax benefit	$394,400
Increases related to current period tax positions	2,600
Ending balance at June 28, 2015 of unrecognized tax benefits	$397,000

Note 6. Earnings Per Share

The Company calculates earnings per share considering the Accounting Standard Codification No. 260 regarding accounting for participating securities, which requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share is computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table presents the calculation of basic and diluted earnings per common share:

	Fiscal Quarter Ended
Amounts in thousands, except per share amounts	June 28, 2015	June 29, 2014
Earnings per share – Basic:
Net earnings	$1,695	$3,671
Less: Distributed and undistributed earnings allocated to nonvested stock	(4)	(20)
Earnings available to common shareholders – Basic	$1,691	$3,651

Weighted average common shares outstanding – Basic	8,200	8,239

Earnings per common share – Basic	$0.21	$0.44

Earnings per share – Diluted:
Net earnings	$1,695	$3,671
Less: Distributed and undistributed earnings allocated to nonvested stock	(4)	(19)
Earnings available to common shareholders – Diluted	$1,691	$3,652

Weighted average common shares outstanding – Basic	8,200	8,239
Effect of dilutive options	69	145
Weighted average common shares outstanding – Diluted	8,269	8,384

Earnings per common share – Diluted	$0.20	$0.44

Anti-dilutive equity awards not included above	—	—

Note 7. Business Segments

The Company evaluates its business as one segment, as the chief operating decision maker assesses performance and allocates resources on a consolidated basis. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer market units:  (1) public carriers, contractors and program managers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use;  (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (5) retailers, independent dealer agents and carriers. Beginning in the third quarter of fiscal 2015, the Company began reporting private system operators and government system operators as two separate market units. All prior periods have been restated to reflect this change.

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

Market unit activity for the first quarter of fiscal years 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	June 28, 2015	June 29, 2014
Revenues
Public Carriers, Contractors & Program Managers	$25,151	$41,418
Government System Operators	7,883	8,013
Private System Operators	22,022	20,991
Commercial Dealers & Resellers	33,488	38,284
Retailer, Independent Dealer Agents & Carriers	46,120	44,240
Total revenues	$134,664	$152,946

Gross Profit
Public Carriers, Contractors & Program Managers	$5,053	$7,193
Government System Operators	2,129	2,158
Private System Operators	6,163	5,755
Commercial Dealers & Resellers	9,532	10,637
Retailer, Independent Dealer Agents & Carriers	9,359	9,506
Total gross profit	$32,236	$35,249

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2016 and 2015 are as follows (in thousands):

	Three months ended	Three months ended
	June 28, 2015	June 29, 2014
Revenues
Base station infrastructure	$53,823	$62,887
Network systems	21,194	30,544
Installation, test and maintenance	8,618	10,922
Mobile device accessories	51,029	48,593
Total revenues	$134,664	$152,946

Gross Profit
Base station infrastructure	$15,319	$17,075
Network systems	3,668	4,685
Installation, test and maintenance	1,845	2,533
Mobile device accessories	11,404	10,956
Total gross profit	$32,236	$35,249

Note 8. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a

24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No shares were purchased during the first fiscal quarter of 2016. As of June 28, 2015, $5.4 million remained available for repurchase under this program.

Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of June 28, 2015, the Company had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended June 28, 2015 and June 29, 2014, the allocated value of the shares withheld totaled $827,000 and $1,404,300, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter ended June 28, 2015, no customer accounted for more than 5.0% of total consolidated revenues. For the fiscal quarter ended June 29, 2014, American Tower Corporation accounted for 10.2% of consolidated revenue.

For the fiscal quarter ended June 28, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 13.9% and 10.9% of consolidated revenue, respectively. For the fiscal quarter ended June 29, 2014, sales of CommScope Incorporated products accounted for 17.5% of consolidated revenue.

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

We evaluate our business as one segment.  However, to provide investors with increased visibility into the markets we serve, we also report revenue and gross profit by the following market units: (1) public carriers, contractors and program managers; (2) government system operators;  (3) private system operators;  (4) commercial dealers and resellers, and  (5) retailers, independent dealer agents and carriers. Beginning in the third quarter of fiscal 2015, we began reporting private system operators and government system operators as two separate market units. Our financial statements included here for all prior periods have been restated to reflect this change.

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

Our first quarter revenue decreased by 12.0% compared to the first quarter of fiscal year 2015. We experienced growth within our retailers, independent dealer agents and carriers market of 4.2% primarily due to business driven by our expanded relationship with Otter Products LLC and the Samsung Galaxy S6 phone launch. We also experienced growth in our private systems operators market of 4.9%. However, the growth in these markets was more than offset by a decline in our commercial dealers and resellers market and public carriers, contractors and program managers market of 12.5% and 39.3%, respectively. These declines are due to a slowdown is spending of Tier 1 carriers and carrier related customers. This slowdown was also reflected on the product side with declines in our base station infrastructure, network systems, and installation, test and maintenance product categories of 14.4%, 30.6% and 21.1%, respectively. Our first quarter revenues did grow 19.2% sequentially over the fourth quarter of fiscal year 2015, with growth in each of our markets.

Our first quarter gross profit declined by 8.5% as compared to the first quarter of fiscal year 2015. The decline in gross profit was primarily the result of the decreased carrier spending mentioned above. Total selling, general and administrative expenses increased by 0.7% compared to the prior-year quarter.  As a result, net income decreased by 53.8% and diluted earnings per share decreased by 54.5% compared to the prior-year quarter.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months, or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. Because of the nature of our business, we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and expect that we will continue to be so affected in the future. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 400 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

First Quarter of Fiscal Year 2016 Compared with First Quarter of Fiscal Year 2015

Total Revenues. Revenues for the first quarter of fiscal 2016 decreased 12.0% compared with the first quarter of fiscal 2015.  Revenues in our retailers, independent dealer agents and carriers market increased by 4.2% in the first quarter of fiscal 2016, compared to the same period last year, primarily due to business driven by our expanded relationship with Otter Products LLC and the Samsung Galaxy S6 phone launch. Otter recently reduced its number of distribution partners, providing us with more opportunities to distribute their products.  Revenues in our private system operators market increased by 4.9% in the first quarter of fiscal 2016, compared to the same period last year, primarily due to the growth of our accessory repair center customers. However, the growth in these markets was more than offset by a decrease in revenue within the public carrier, contractors and program managers market, the commercial dealers and resellers market and the government system operators market of 39.3%, 12.5% and 1.6%, respectively.  The decreases in the public carrier and commercial dealer markets are driven by a reduction in spending from Tier 1 carriers and customers working with and for these Tier 1 carriers, as compared to last year. We expect the slowdown in carrier spending to continue during fiscal 2016, but to moderate as the year progresses.

Total Gross Profit. Gross profit for the first quarter of fiscal 2016 decreased by 8.5% compared with the first quarter of fiscal 2015. This decrease reflects a reduction in gross profits in our public carriers, contractors, and program managers market, government system operators market and commercial dealers and resellers markets of 29.8%, 1.3% and 10.4%, respectively, due to lower sales within these markets. This decrease was partially offset by an increase in gross profit in our private system operator market of 7.1%. Overall gross profit margin increased to 23.9%, compared to 23.0% for the same period last year, primarily driven by a change in product mix.

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

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for the last two fiscal years and for fiscal 2016 year to date.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.2 million in the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015. Selling, general and administrative expenses as a percentage of revenues increased from 19.1% in the first quarter of fiscal 2015, to 21.8% in the first quarter of fiscal 2016.

Pay for performance bonus expense (including both cash and equity plans) decreased by $0.8 million in the first quarter of fiscal 2016, compared to the first quarter of fiscal 2015. Our bonus programs are primarily based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals in the first quarter of fiscal 2015 than in fiscal 2016.

Corporate support expense increased by $0.5 million in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015, due to an increase in bad debt expense and new product development costs related to our Ventev®  products.

Freight expense increased by $0.4 million in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 due to an increase in smaller shipments, which is caused by our changing product mix.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $471,200 and $234,900 for the first quarter ended June 28, 2015 and June 29, 2014, respectively.

Interest, Net. Net interest expense increased from $28,400 in the first quarter of fiscal 2015 to $46,300 in the first quarter of fiscal 2016 due to increased borrowings under our revolving credit facility.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 39.3% in the first quarter of fiscal 2015 to 39.7% in the first quarter of fiscal 2016.  Our provision for income taxes decreased by 52.9% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 53.8% and diluted earnings per share decreased 54.5% for the first quarter of fiscal 2016, compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the three months ended June 28, 2015 and June 29, 2014:

	Three Months Ended
	June 28, 2015	June 29, 2014
Cash flows provided by (used in) operating activities	$1,792,300	$(2,780,900)
Cash flows used in investing activities	(906,400)	(490,900)
Cash flows used in financing activities	(2,032,600)	(1,959,900)
Net decrease in cash and cash equivalents	$(1,146,700)	$(5,231,700)

We generated  $1.8 million of net cash from operating activities in the first three months of fiscal 2016, compared with net cash used in operating activities of $2.8 million for the first three months of fiscal 2015.  This inflow was driven by net income coupled with an increase in trade accounts payable and a decrease in prepaid expenses and other current assets. This increase was partially offset by an increase in accounts receivable and product inventory as well as a decrease in accrued expenses and other current liabilities. The increase in trade accounts payable was caused by increased inventory purchases related to the summer outdoor building season. During the third quarter of fiscal 2015, we received payment from a tower owner for inventory that we continue to hold on their behalf. The cost of goods associated with any portion of this held inventory is recorded in prepaid expenses until such time as the product, or any portion thereof, is physically shipped, when we are able to recognize the revenue and related cost of goods sold associated with the shipped portion. Shipment of a portion of this product during the first quarter of fiscal 2016 to the tower owner customer is primarily responsible for the decrease in prepaid expenses and other current assets, as well as the decrease in accrued expenses and other current liabilities.

Net cash used in investing activities of $0.9 million in the first three months of fiscal 2016  was up from expenditures of $0.5 million in the first three months of fiscal 2015. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash used in financing activities was $2.0 million for the first three months of both fiscal 2016 and fiscal 2015. During the first three months of both fiscal 2016 and fiscal 2015, we had cash outflows due to cash dividends paid to shareholders and stock repurchased from employees and directors for minimum tax withholdings related to equity compensation.  These cash outflows were partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of June 28, 2015, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the borrowing base limitation and our continued compliance with the other applicable terms, including the covenants referenced above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility. Currently the term for the credit facility expires October 1, 2016, and the amount of allowable dividend payments under the credit facility is $8.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of June 28, 2015, we had repurchased an aggregate of $18.3 million of common stock since May 31, 2007, leaving $11.7 million available for future repurchases without the consent of our lenders or a further amendment to the terms of the facility.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, payable in monthly installments of principal and interest with the balance due at maturity.  The note is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. The maturity date of the term loan is July 1, 2016, and the note currently bears interest at a floating rate of LIBOR plus 2.00%.  As of June 28, 2015, we were in compliance with all loan covenants.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility, and had a balance of $2.0 million as of June 28, 2015.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At June 28, 2015, the principal balance of this term loan was $101,700.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010.  Since then, a dividend has been paid quarterly at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.20 per share was paid in June 2015. On July 16, 2015, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on August 14, 2015 to shareholders of record as of July 31, 2015.  Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 28, 2015, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for fiscal years, and interim periods within those years, beginning after December 16, 2017. Early adoption is permitted as of the original effective date, December 16, 2016. The Company is in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on the Company’s consolidated financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.0 million at June 28, 2015, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on June 28, 2015 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program, authorizing the Company to purchase up to $10.0 million of common stock over a 24-month period, ending April 2016. As of June 28, 2015, 157,954 shares have been repurchased under the expanded stock buyback program for a total of approximately  $4.6 million or an average of $29.17 per share. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of June 28, 2015, we had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended June 28, 2015 and June 29, 2014; (ii) Consolidated Balance Sheet at June 28, 2015 and March 29, 2015; (iii)  Consolidated Statement of Cash Flows for the three months ended June 28, 2015 and June 29, 2014; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 6, 2015
	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)