Form 10-Q
period 2015-09-27
TESSCO TECHNOLOGIES INC
filed 2015-11-06
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 30, 2015, was 8,273,116.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 27,	March 29,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,966,700	$7,524,000
Trade accounts receivable, net	66,164,700	59,572,100
Product inventory, net	75,099,700	72,363,600
Deferred tax assets	3,875,000	3,856,000
Prepaid expenses and other current assets	6,868,500	10,868,900
Total current assets	157,974,600	154,184,600

Property and equipment, net	20,527,100	21,111,800
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,619,600	2,619,600
Total assets	$192,806,000	$189,600,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$56,449,000	$51,804,200
Payroll, benefits and taxes	6,165,200	5,531,900
Income and sales tax liabilities	2,217,100	1,832,400
Accrued expenses and other current liabilities	5,150,800	8,688,500
Revolving line of credit	—	—
Current portion of long-term debt	250,900	250,700
Total current liabilities	70,233,000	68,107,700

Deferred tax liabilities	3,360,100	3,360,100
Long-term debt, net of current portion	1,831,900	1,957,500
Other long-term liabilities	2,764,800	3,033,300
Total liabilities	78,189,800	76,458,600

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 13,934,332 shares issued and 8,242,439 shares outstanding as of September 27, 2015, and 13,817,239 shares issued and 8,159,592 shares outstanding as of March 29, 2015	97,400	96,100
Additional paid-in capital	57,679,800	56,517,600
Treasury stock, at cost, 5,691,932 shares outstanding as of September 27, 2015 and 5,657,647 shares outstanding as of March 29, 2015	(57,134,800)	(56,307,900)
Retained earnings	113,973,800	112,836,300
Total shareholders’ equity	114,616,200	113,142,100
Total liabilities and shareholders’ equity	$192,806,000	$189,600,700

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014

Revenues	$142,353,300	$148,521,800	$277,017,300	$301,468,100
Cost of goods sold	108,491,600	113,085,800	210,919,700	230,783,300
Gross profit	33,861,700	35,436,000	66,097,600	70,684,800
Selling, general and administrative expenses	29,215,400	29,569,400	58,591,800	58,745,800
Income from operations	4,646,300	5,866,600	7,505,800	11,939,000
Interest expense, net	47,100	49,400	93,400	77,800
Income before provision for income taxes	4,599,200	5,817,200	7,412,400	11,861,200
Provision for income taxes	1,850,900	2,303,600	2,968,800	4,676,200
Net income	$2,748,300	$3,513,600	$4,443,600	$7,185,000
Basic earnings per share	$0.33	$0.42	$0.54	$0.87
Diluted earnings per share	$0.33	$0.42	$0.54	$0.86

Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 27, 2015	September 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,443,600	$7,185,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,338,500	2,352,900
Gain on sale of property and equipment	—	(3,000)
Non-cash stock-based compensation expense	399,700	677,600
Deferred income taxes and other	(287,500)	(216,300)
Change in trade accounts receivable	(6,592,600)	(13,169,800)
Change in product inventory	(2,736,100)	(19,882,700)
Change in prepaid expenses and other current assets	4,000,400	(1,141,700)
Change in trade accounts payable	4,644,800	22,769,900
Change in payroll, benefits and taxes	633,300	(2,341,900)
Change in income and sales tax liabilities	384,700	(235,300)
Change in accrued expenses and other current liabilities	(3,365,500)	347,800
Net cash provided by (used in) operating activities	3,863,300	(3,657,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,753,800)	(1,338,900)
Proceeds from sale of property and equipment	—	3,000
Net cash used in investing activities	(1,753,800)	(1,335,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(125,400)	(125,100)
Proceeds from issuance of stock	81,200	109,200
Cash dividends paid	(3,306,100)	(3,332,200)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(826,900)	(1,642,800)
Excess tax benefit from stock-based compensation	510,400	1,173,300
Net cash used in financing activities	(3,666,800)	(3,817,600)

Net decrease in cash and cash equivalents	(1,557,300)	(8,811,000)

CASH AND CASH EQUIVALENTS, beginning of period	7,524,000	11,467,900

CASH AND CASH EQUIVALENTS, end of period	$5,966,700	$2,656,900

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

Note 2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, December 15, 2016. The Company is currently in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this ASU will have a material impact on the Company’s consolidated financial statements or related disclosures.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 27, 2015 include $268,000 and $399,700, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 28, 2014 include $228,000 and $677,600, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $510,400 and $1,173,300, primarily related to the PSUs which vested during the six months ended September 27, 2015 and September 28, 2014, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal 2016:

	Six Months	Weighted
	Ended	Average Fair
	September 27,	Value at Grant
	2015	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	203,841	$20.65
PSU’s Granted	103,000	22.15
PSU’s Vested	(87,107)	13.84
PSU’s Forfeited/Cancelled	(80,268)	28.57
Unvested shares available for issue under outstanding PSUs, end of period	139,466	$21.45

Of the 139,466 unvested shares available for issue under outstanding PSUs as of September 27, 2015, 36,466 shares have been earned in respect of the applicable measurement year, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year immediately following the applicable measurement year and continuing on or about May 1 of each of the three succeeding fiscal years.

The remaining 103,000 unvested shares available for issue under outstanding PSUs as of September 27, 2015 are issuable pursuant to PSUs granted during fiscal 2016 to select key employees. These PSUs were granted by the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors and  provide the employees with the opportunity to earn up to 103,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain earnings per share targets are met, and subject to individual performance. These not yet earned PSUs have a one year measurement period (fiscal 2016), and any shares earned at the end of fiscal 2016 will vest and be issued ratably on or about May 1 of 2016, 2017, 2018 and 2019, provided that the respective employees remain employed by or associated with the Company on each date.

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

If the entire number of PSUs granted in fiscal 2016 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSUs would be approximately $2.3 million, net of estimated forfeitures, as of September 27, 2015, and would be expensed through fiscal 2019. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2016 is not earned, stock-based compensation related to these awards will be different from this amount.

Restricted Stock/Restricted Stock Units: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares were issued (subject to the risk of forfeiture) and vest ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56 per share. There was no activity related to these restricted shares during the first six months of fiscal 2016. As of September 27, 2015, 22,500 of these restricted shares remained unvested, and there was approximately $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to these shares. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately one year.

In addition the Company has issued restricted stock units (RSUs) to its non-employee directors. On May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 10,000 RSUs to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of September 27, 2015, there was approximately $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding restricted stock unit awards, including the May 11, 2015 grant. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

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

Stock Options: On July 21, 2015 the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted a total of 80,000 stock options to select employees with an exercise price of $22.64. The options will vest over four years, 25.0% on July 21, 2016 and 2.1% each month thereafter for an additional 36 months, and will expire on July 21, 2020, provided that the respective employees remain employed by the Company on the respective vesting dates.

The fair value of the Company’s stock options has been determined using an acceptable pricing model, the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Outstanding stock options have exercise prices equal to the market price of the Company’s common stock on the grant date.

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of September 27, 2015, there was approximately $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding stock options. As of September 27, 2015, none of the outstanding stock options have vested.

Note 4. Borrowings Under Revolving Credit Facility

On September 24, 2015, the Company and its primary operating subsidiaries, as borrowers, entered into a Tenth Modification Agreement (the “Tenth Modification”) with SunTrust Bank and Wells Fargo Bank, National Association, amending the Credit Agreement, and related Note, for the Company's existing $35.0 million unsecured revolving credit facility.

Pursuant to the Tenth Modification, the term of the credit facility was extended from October 1, 2016 to October 1, 2018; the aggregate amount of cash dividend payments allowed under the credit facility to be made in any 12-month period by the Company, assuming continued compliance with the otherwise applicable terms of the Credit Agreement, was increased from $8 million to $9 million; and certain definitions and financial covenants were modified. In addition, the credit facility now contains an accordion feature that permits the lenders’ aggregate commitment to be increased to a maximum of $45.0 million, subject to the lenders’ discretion and other customary conditions.

Note 5. Fair Value Disclosure

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

The Company had no assets or liabilities required to be measured at fair value as of September 27, 2015 or as of March 29, 2015.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 27, 2015 and March 29, 2015 due to their short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of September 27, 2015 and March 29, 2015 is estimated as follows:

	September 27, 2015		March 29, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to a Bank	$1,987,500	$1,803,200	$2,100,000	$2,031,400
Note payable to Baltimore County	$95,300	$90,800	$108,200	$102,300

Note 6. Income Taxes

As of September 27, 2015, the Company had a gross amount of unrecognized tax benefits of $399,600 ($259,700 net of federal benefit).  As of March 29, 2015, the Company had a gross amount of unrecognized tax benefits of $394,400 ($256,400 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2016 was $31,800 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of September 27, 2015 was $355,000 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2015 was $33,100 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 29, 2015 was $323,800 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 29, 2015 of unrecognized tax benefit	$394,400
Increases related to current period tax positions	5,200
Ending balance at September 27, 2015 of unrecognized tax benefits	$399,600

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

The following table presents the calculation of basic and diluted earnings per common share:

	Fiscal Quarter Ended		Six Months Ended
Amounts in thousands, except per share amounts	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Earnings per share – Basic:
Net earnings	$2,748	$3,514	$4,444	$7,185
Less: Distributed and undistributed earnings allocated to nonvested stock	(7)	(19)	(12)	(39)
Earnings available to common shareholders – Basic	$2,741	$3,495	$4,432	$7,146

Weighted average common shares outstanding – Basic	8,238	8,279	8,219	8,252

Earnings per common share – Basic	$0.33	$0.42	$0.54	$0.87

Earnings per share – Diluted:
Net earnings	$2,748	$3,514	$4,444	$7,185
Less: Distributed and undistributed earnings allocated to nonvested stock	(7)	(19)	(8)	(29)
Earnings available to common shareholders – Diluted	$2,741	$3,495	$4,436	$7,156

Weighted average common shares outstanding – Basic	8,238	8,279	8,219	8,252
Effect of dilutive options	32	106	41	106
Weighted average common shares outstanding – Diluted	8,270	8,385	8,260	8,358

Earnings per common share – Diluted	$0.33	$0.42	$0.54	$0.86

Anti-dilutive equity awards not included above	80,000	—	80,000	—

Note 8. Business Segments

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

To provide investors with better visibility, the Company also discloses revenue and gross profit by its four product categories:

•

Base station infrastructure products are used to build, repair and upgrade wireless telecommunications systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration.

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

Market unit activity for the second quarter and first six months of fiscal years 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014
Revenues
Public Carriers, Contractors & Program Managers	$25,803	$40,853
Government System Operators	8,782	8,154
Private System Operators	23,056	21,292
Commercial Dealers & Resellers	34,055	36,780
Retailer, Independent Dealer Agents & Carriers	50,657	41,443
Total revenues	$142,353	$148,522

Gross Profit
Public Carriers, Contractors & Program Managers	$5,036	$7,347
Government System Operators	2,293	2,282
Private System Operators	6,065	5,800
Commercial Dealers & Resellers	9,566	10,289
Retailer, Independent Dealer Agents & Carriers	10,902	9,718
Total gross profit	$33,862	$35,436

	Six Months Ended
	September 27, 2015	September 28, 2014
Revenues
Public Carriers, Contractors & Program Managers	$50,954	$82,271
Government System Operators	16,665	16,167
Private System Operators	45,078	42,283
Commercial Dealers & Resellers	67,543	75,064
Retailer, Independent Dealer Agents & Carriers	96,777	85,683
Total revenues	$277,017	$301,468

Gross Profit
Public Carriers, Contractors & Program Managers	$10,089	$14,540
Government System Operators	4,422	4,440
Private System Operators	12,228	11,555
Commercial Dealers & Resellers	19,098	20,926
Retailer, Independent Dealer Agents & Carriers	20,261	19,224
Total gross profit	$66,098	$70,685

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2016 and 2015 are as follows (in thousands):

	Three months ended	Three months ended
	September 27, 2015	September 28, 2014
Revenues
Base station infrastructure	$56,275	$64,129
Network systems	22,425	27,496
Installation, test and maintenance	9,012	10,663
Mobile device accessories	54,641	46,234
Total revenues	$142,353	$148,522

Gross Profit
Base station infrastructure	$14,938	$16,817
Network systems	3,943	4,174
Installation, test and maintenance	2,081	2,284
Mobile device accessories	12,900	12,161
Total gross profit	$33,862	$35,436

	Six months ended	Six months ended
	September 27, 2015	September 28, 2014
Revenues
Base station infrastructure	$110,098	$127,016
Network systems	43,619	58,040
Installation, test and maintenance	17,630	21,585
Mobile device accessories	105,670	94,827
Total revenues	$277,017	$301,468

Gross Profit
Base station infrastructure	$30,257	$33,892
Network systems	7,611	8,859
Installation, test and maintenance	3,926	4,817
Mobile device accessories	24,304	23,117
Total gross profit	$66,098	$70,685

Note 9. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No shares were purchased during the first six months of fiscal year 2016. As of September 27, 2015, $5.4 million remained available for repurchase under this program.

Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association,

limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of September 27, 2015, the Company had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 27, 2015 and September 28, 2014, the allocated value of the shares withheld totaled $827,000 and $1,411,800, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter and six months ended September 27, 2015, no customer accounted for more than 5.0% of total consolidated revenues. For the fiscal quarter and six months ended September 28, 2014, American Tower Corporation accounted for 9.5%  and 9.8% of consolidated revenue.

For the fiscal quarter ended September 27, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 15.4% and 11.9% of consolidated revenue, respectively. For the six months ended September 27, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 14.7% and 11.4% of consolidated revenue, respectively. For the fiscal quarter and six months ended September 28, 2014, sales of CommScope Incorporated products accounted for 15.1%  and 16.4% of consolidated revenue, respectively.

Note 11. Subsequent Events

On October 7, 2015, the Company entered into a Fourth Modification Agreement with SunTrust Bank and Wells Fargo Bank, National Association, to extend the maturity date of the Company's existing term loan, secured by the Company’s Hunt Valley, Maryland facility, in the original principal amount of $4.5 million from July 1, 2016 to October 1, 2020. The principal balance of the term loan as of October 7, 2015 was $1,968,750.

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

We offer a wide range of products that are classified into four product categories: base station infrastructure; network systems; installation, test and maintenance; and mobile device accessories. Base station infrastructure products are used to build, repair and upgrade wireless telecommunication systems. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and Internet networks. We have also been growing our offering of wireless broadband, distributed antennas systems (DAS), network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency, voltage and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile device accessories products include cellular phone and data device accessories.

Our second quarter fiscal year 2016 revenue decreased by 4.2% compared to the second quarter of fiscal year 2015. We experienced second quarter fiscal 2016 revenue growth within our retailers, independent dealer agents and carriers market of 22.2%, compared to the same quarter last year, primarily due to business driven by our expanded relationship with Otter Products LLC and the iPhone 6s phone launch. We also experienced revenue growth in our government system operators and private systems operators markets of 7.7% and 8.3%, respectively, for the second quarter of fiscal year 2016 as compared to the same quarter last year. However, the revenue growth in these markets was more than offset by a revenue decline in our commercial dealers and resellers market and public carriers, contractors and program managers market of 7.4% and 36.8%, respectively. These declines are due to a slowdown is spending of Tier 1 carriers and carrier related customers. This slowdown was also reflected on the product side with revenue declines in our base station infrastructure, network systems, and installation, test and maintenance product categories of 12.2%, 18.4% and 15.5%, respectively, for the second quarter of fiscal year 2016, compared to the same quarter last year. Our second quarter fiscal year 2016 revenues did grow 5.7% over the first quarter of fiscal year 2016, with growth in each of our markets.

Our second quarter fiscal year 2016 gross profit declined by 4.4%, compared to the second quarter of fiscal year 2015. The decline in gross profit was primarily the result of the decreased carrier spending mentioned above. Total selling, general and administrative expenses decreased by 1.2% compared to the prior-year quarter.  As a result, net income decreased by 21.8% and diluted earnings per share decreased by 21.1% compared to the prior-year quarter.

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

Results of Operations

Second Quarter of Fiscal Year 2016 Compared with Second Quarter of Fiscal Year 2015

Total Revenues. Revenues for the second quarter of fiscal 2016 decreased 4.2% compared with the second quarter of fiscal 2015.  Revenues in our retailers, independent dealer agents and carriers market increased by 22.2% for the second quarter of fiscal 2016, compared to the same period last year, primarily due to business driven by our expanded relationship with Otter Products LLC and the iPhone 6s phone launch. Otter recently reduced its number of distribution partners, providing us with more opportunities to distribute their products.  Revenues in our private system operators market increased by 8.3%  for the second quarter of fiscal 2016, compared to the same period last year, primarily due to increased spending among our utility and railroad customers.  Revenues in our government system operators market also increased by 7.7% for the second quarter of fiscal 2016, compared to the same period last year.  However, the revenue growth in these markets was more than offset by a decrease in revenue within the public carrier, contractors and program managers market and the commercial dealers and resellers market of  36.8% and 7.4%, respectively.  These decreases in the public carrier and commercial dealer markets are driven primarily by a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers, compared to last year. We expect the slowdown in carrier spending to continue during fiscal 2016, but to moderate as the year progresses.

Total Gross Profit. Gross profit for the second quarter of fiscal 2016 decreased by 4.4% compared to the second quarter of fiscal 2015. This decrease reflects a reduction in gross profits in our public carriers, contractors, and program managers market and commercial dealers and resellers markets of 31.5% and 7.0%, respectively, due to lower sales within these markets. This decrease was partially offset by an increase in gross profit in our private system operators market and our retailers, independent dealer agents and carriers of 4.6% and 12.2%, respectively. Overall gross profit margin was relatively flat at 23.8% for the second quarter of fiscal 2016, compared to 23.9% for the same period last year.

As discussed above under the heading “Business Overview and Environment” our ongoing ability to earn revenues and gross profits from customers and vendors depends upon a number of factors which often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to be so affected in the future.

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for the last two fiscal years and for fiscal 2016 year to date.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $0.4 million for the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015. Selling, general and administrative expenses as a percentage of revenues increased from 19.9%  for the second quarter of fiscal 2015, to 20.5%  for the second quarter of fiscal 2016.

Compensation and benefit expense decreased by $0.8 million for the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015, primarily related to a decrease in headcount coupled with lower training costs.

Pay for performance bonus expense (including both cash and equity plans) increased by $0.7 million for the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015. Our bonus programs are primarily based on annual performance targets.  The relationship between expected performance and actual performance led to higher bonus accruals for the second quarter of fiscal 2016 than for the comparable quarter of fiscal 2015.

Freight expense decreased by $0.4 million for the second quarter of fiscal 2016, compared to the second quarter of fiscal 2015, primarily due to lower sales.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $186,600 and $338,400 for the second quarter ended September 27, 2015 and September 28, 2014, respectively.

Interest, Net. Net interest expense decreased from $49,400 for the second quarter of fiscal 2015 to $47,100 for the second quarter of fiscal 2016.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 39.6% for the second quarter of fiscal 2015 to 40.2%  for the second quarter of fiscal 2016 primarily related to an increase in our uncertain tax positions and permanent tax differences as a percentage of expected annual pretax net income.  Our provision for income taxes decreased by 19.7% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 21.8% and diluted earnings per share decreased 21.1% for the second quarter of fiscal 2016, compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2016 Compared with First Six Months Quarter of Fiscal Year 2015

Total Revenues. Revenues for the first six months of fiscal 2016 decreased 8.1%, compared to the first six months of fiscal 2015.  Revenues in our retailers, independent dealer agents and carriers market increased by 12.9% for the first six months of fiscal 2016, compared to the same period last year, primarily due to business driven by our expanded relationship with Otter Products LLC and new phone launches. Otter recently reduced its number of distribution partners, providing us with more opportunities to distribute their products.  Revenues in our government system operators and private system operators markets increased by 3.1% and 6.6%, respectively, for the first six months of fiscal 2016, compared to the same period last year. However, the growth in these markets was more than offset by a decrease in revenue within the public carrier, contractors and program managers market and the commercial dealers and resellers market of 38.1% and 10.0%, respectively, for the first six months of fiscal 2016, compared to the same period last year. The decreases in the public carrier and commercial dealer markets are driven primarily by a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers, as compared to last year. We expect the slowdown in carrier spending to continue during fiscal 2016, but to moderate as the year progresses.

Total Gross Profit. Gross profit for the first six months of fiscal 2016 decreased by 6.5% compared to the first six months of fiscal 2015. This decrease reflects a reduction in gross profits in our public carriers, contractors, and program managers market and commercial dealers and resellers markets of 30.6% and 8.7%, respectively, due to lower sales within these markets. This decrease was partially offset by an increase in gross profit in our private system operators market and our retailers, independent dealer agents and carriers of 5.8% and 5.4%, respectively. Overall gross profit margin increased slightly from 23.4% in the first six months of fiscal 2015 to 23.9% in the first six months of fiscal 2016.

As discussed above under the heading “Business Overview and Environment” our ongoing ability to earn revenues and gross profits from customers and vendors depends upon a number of factors which often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to be so affected in the future.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $0.2 million for the first six of fiscal 2016, compared with the first six months of fiscal 2015. Selling, general and administrative expenses as a percentage of revenues increased from 19.5%  for the first six months of fiscal 2015, to 21.2%  for the first six months of fiscal 2016.

Compensation and benefit expense decreased by $0.7 million for the first six months of fiscal 2016, compared to the first six months of fiscal 2015, primarily due to lower training costs.

Marketing expense increased by $0.3 million for the first six months of fiscal 2016, compared to the first six months of fiscal 2015, primarily due to an increase in market development funds expense caused by higher retail sales for the first six months of fiscal 2016, compared to the first six months of fiscal 2015.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $657,800 and $573,200 for the six months ended September 27, 2015 and September 28, 2014, respectively.

Interest, Net. Net interest expense increased from $77,800 for the first six months of fiscal 2015 to $93,400 in the first six months of fiscal 2016 due to higher interest rates.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 39.4%  for the first six months of fiscal 2015 to 40.1%  for the first six months of fiscal 2016, primarily related to an increase in our uncertain tax positions and permanent tax differences as a percentage of expected annual pre-tax net income.  Our provision for income taxes decreased by 36.5% compared to the first half of fiscal 2015, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 38.2% and diluted earnings per share decreased 37.5% for the first six months of fiscal 2016, compared to the corresponding prior-year period.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the six months ended September 27, 2015 and September 28, 2014:

	Six Months Ended
	September 27, 2015	September 28, 2014
Cash flow provided by (used in) operating activities	$3,863,300	$(3,657,500)
Cash flow used in investing activities	(1,753,800)	(1,335,900)
Cash flow used in financing activities	(3,666,800)	(3,817,600)
Net decrease in cash and cash equivalents	$(1,557,300)	$(8,811,000)

We generated  $3.9 million of net cash from operating activities for the first six months of fiscal 2016, compared with net cash used in operating activities of $3.7 million for the first six months of fiscal 2015.  This inflow was driven by net income coupled with an increase in accounts payable and a decrease in prepaid expenses and other current assets. This increase was partially offset by an increase in accounts receivable and a decrease in accrued expenses and other current liabilities. The increase in trade accounts payable was caused by increased inventory purchases related to the iPhone 6s phone launch and the preparation for retail holiday sales.  The increase in accounts receivable is related to an increase in sales volume, specifically within our retail market. During the third quarter of fiscal 2015, we received payment from a tower owner for inventory that we continue to hold on their behalf. The cost of goods associated with any portion of this held inventory is recorded in prepaid expenses until such time as the product, or any portion thereof, is physically shipped, when we are able to recognize the revenue and related cost of goods sold associated with the shipped portion. Shipment to the tower owner customer of a portion of this product during the first six months of fiscal 2016 is primarily responsible for the decrease in prepaid expenses and other current assets, as well as the decrease in accrued expenses and other current liabilities.

Net cash used in investing activities of $1.8 million for the first six months of fiscal 2016  was up from expenditures of $1.3 million for the first six months of fiscal 2015. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash used in financing activities was $3.7 million for the first six months of fiscal 2016, compared to $3.8 million for the first six months of fiscal 2015. During the first six months of both fiscal 2016 and fiscal 2015, we had cash outflows due to cash dividends paid to shareholders and stock repurchased from employees and directors for minimum tax withholdings related to equity compensation.  These cash outflows were partially offset by the excess tax benefit from stock-based compensation.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of September 27, 2015, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the borrowing base limitation and our continued compliance with the other applicable terms, including the covenants referenced above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility, the most recent on September 24, 2015. Currently the term for the credit facility expires October 1, 2018, and the amount of allowable dividend payments under the credit facility is $9.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. In addition, the credit facility now contains an accordion feature that permits the lenders’ aggregate commitment to be increased to a maximum of $45.0 million, subject to the lenders’ discretion and other customary conditions.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of September 27, 2015, we had repurchased an aggregate of $18.3 million of common stock since May 31, 2007, leaving $11.7 million available for future repurchases without the consent of our lenders or a further amendment to the terms of the facility, assuming continued compliance with the otherwise applicable terms.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association, and SunTrust Bank, payable in monthly installments of principal and interest with the balance due at maturity.  The note bears interest at a per annum floating rate of LIBOR plus 2.00% and is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. On October 7, 2015, pursuant to a Fourth Modification Agreement, the maturity date of the term loan was extended to October 1, 2020.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility. As of September 27, 2015, we were in compliance with all loan covenants and the loan had a balance of $2.0 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 27, 2015, the principal balance of this term loan was $95,300.

We have made quarterly dividend payments to holders of our common stock since the second quarter of fiscal 2010 at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.20 per share was paid in August 2015. On October 26, 2015, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on November 25, 2015 to shareholders of record as of November 11, 2015.  Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 27, 2015, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The accounting standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the original effective date, December 15, 2016. The Company is in the process of evaluating the methods of adoption allowed by the ASU and assessing its impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this ASU will have a material impact on the Company’s consolidated financial statements or related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $2.0 million at September 27, 2015, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on September 27, 2015 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program, authorizing the Company to purchase up to $10.0 million of common stock over a 24-month period, ending April 2016. As of September 27, 2015, 157,954 shares have been repurchased under the expanded stock buyback program for a total of approximately  $4.6 million or an average of $29.17 per share.  No shares were repurchased during the second quarter of fiscal year 2016. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of September 27, 2015, we had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1.1*	Form of Stock Option.
10.2.1

Fourth Modification Agreement, dated as of October 7, 2015, to Credit Agreement dated as of June 30, 2004, by and among the Company and certain subsidiaries, as borrowers and guarantor, as applicable, Wells Fargo Bank, National Association, as lender and Administrative Agent, and SunTrust Bank, as lender and Arrangement Agent (Term Loan) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015).

10.2.2

Tenth Modification Agreement, dated as of September 24, 2015, to Credit Agreement dated as of May 31, 2007, by and among the Company and certain subsidiaries, as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2015).

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended September 27, 2015 and September 28, 2014; (ii) Consolidated Balance Sheet at September 27, 2015 and March 29, 2015; (iii)  Consolidated Statement of Cash Flows for the three months ended September 27, 2015 and September 28, 2014; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: November 6, 2015
	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)