Form 10-Q
period 2015-12-27
TESSCO TECHNOLOGIES INC
filed 2016-02-05
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 29, 2016, was 8,273,116.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 27,	March 29,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,474,500	$7,524,000
Trade accounts receivable, net	67,211,000	59,572,100
Product inventory, net	65,931,500	72,363,600
Deferred tax assets	3,822,100	3,856,000
Prepaid expenses and other current assets	5,531,200	10,868,900
Total current assets	149,970,300	154,184,600

Property and equipment, net	19,902,600	21,111,800
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,619,600	2,619,600
Total assets	$184,177,200	$189,600,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$49,158,200	$51,804,200
Payroll, benefits and taxes	4,715,100	5,531,900
Income and sales tax liabilities	2,174,900	1,832,400
Accrued expenses and other current liabilities	4,270,200	8,688,500
Revolving line of credit	—	—
Current portion of long-term debt	251,100	250,700
Total current liabilities	60,569,500	68,107,700

Deferred tax liabilities	3,360,100	3,360,100
Long-term debt, net of current portion	1,769,200	1,957,500
Other long-term liabilities	2,444,100	3,033,300
Total liabilities	68,142,900	76,458,600

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 13,983,010 shares issued and 8,246,078 shares outstanding as of December 27, 2015, and 13,817,239 shares issued and 8,159,592 shares outstanding as of March 29, 2015	97,500	96,100
Additional paid-in capital	57,866,000	56,517,600
Treasury stock, at cost, 5,691,932 shares outstanding as of December 27, 2015 and 5,657,647 shares outstanding as of March 29, 2015	(57,134,800)	(56,307,900)
Retained earnings	115,205,600	112,836,300
Total shareholders’ equity	116,034,300	113,142,100
Total liabilities and shareholders’ equity	$184,177,200	$189,600,700

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014

Revenues	$139,510,700	$135,188,700	$416,528,000	$436,656,800
Cost of goods sold	110,057,300	106,367,800	327,581,000	343,330,100
Gross profit	29,453,400	28,820,900	88,947,000	93,326,700
Selling, general and administrative expenses	24,742,400	26,136,800	76,730,200	78,703,600
Income from operations	4,711,000	2,684,100	12,216,800	14,623,100
Interest expense, net	55,500	61,300	148,900	139,100
Income before provision for income taxes	4,655,500	2,622,800	12,067,900	14,484,000
Provision for income taxes	1,768,800	941,600	4,737,600	5,617,800
Net income	$2,886,700	$1,681,200	$7,330,300	$8,866,200
Basic earnings per share	$0.35	$0.20	$0.89	$1.07
Diluted earnings per share	$0.35	$0.20	$0.89	$1.06

Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 27, 2015	December 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,330,300	$8,866,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,568,300	3,493,200
Gain on sale of property and equipment	—	(3,000)
Non-cash stock-based compensation expense	510,600	947,000
Deferred income taxes and other	(555,300)	(436,600)
Change in trade accounts receivable	(7,638,900)	3,618,700
Change in product inventory	6,432,100	(3,159,100)
Change in prepaid expenses and other current assets	5,337,700	(8,016,200)
Change in trade accounts payable	(2,646,000)	324,500
Change in payroll, benefits and taxes	(816,800)	(3,253,400)
Change in income and sales tax liabilities	342,500	(666,600)
Change in accrued expenses and other current liabilities	(4,170,700)	8,201,500
Net cash provided by operating activities	7,693,800	9,916,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,359,100)	(1,932,000)
Proceeds from sale of property and equipment	—	3,000
Net cash used in investing activities	(2,359,100)	(1,929,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(187,900)	(187,700)
Proceeds from issuance of stock	81,200	110,000
Cash dividends paid	(4,961,000)	(4,991,700)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(826,900)	(6,022,200)
Excess tax benefit from stock-based compensation	510,400	1,172,600
Net cash used in financing activities	(5,384,200)	(9,919,000)

Net decrease in cash and cash equivalents	(49,500)	(1,931,800)

CASH AND CASH EQUIVALENTS, beginning of period	7,524,000	11,467,900

CASH AND CASH EQUIVALENTS, end of period	$7,474,500	$9,536,100

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

Note 2. Reclassification of Items in Statement of Income and Supplemental Results Summary

The accompanying Consolidated Statements of Income for the three and nine months ended December 28, 2014, along with the supplemental financial information provided in Note 9, have been adjusted to correct an immaterial error in the classification of indirect inventory costs in the income statement.  Prior to the third quarter of fiscal 2016, the Company classified indirect costs relieved from inventory upon a sale as selling, general and administrative expenses, as opposed to cost of goods sold. The income statements and supplemental financial information presented here correctly reflect indirect costs relieved from inventory as cost of goods sold for all periods.  This resulted in an increase in cost of goods sold, and a corresponding decrease in selling, general and administrative expenses of $3.7 million and $9.9 million for the three and nine month periods ended December 28, 2014, respectively, and $6.6 million for the first six months of fiscal 2016 ($3.3 million in each of the first and second quarters). These corrections have no impact on previously reported revenues, operating margin, net income, earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

Note 3. Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU will affect our disclosures relating to deferred tax assets and liabilities. As of December 27, 2015, the Company has $3.8 million of current deferred tax assets, which will be considered long term assets under the new standard. The Company is in the process of evaluating the methods of adoption allowed by the ASU.

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

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 27, 2015 include $110,900 and $510,600, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 28, 2014 include $269,400 and $947,000, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $510,400 and $1,172,600, primarily related to the PSUs which vested during the nine months ended December 27, 2015 and December 28, 2014, respectively.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first nine months of fiscal 2016:

	Nine Months	Weighted
	Ended	Average Fair
	December 27,	Value at Grant
	2015	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	203,841	$20.65
PSU’s Granted	103,000	22.15
PSU’s Vested	(87,107)	13.84
PSU’s Forfeited/Cancelled	(80,268)	28.57
Unvested shares available for issue under outstanding PSUs, end of period	139,466	$21.45

Of the 139,466 unvested shares available for issue under outstanding PSUs as of December 27, 2015, 36,466 shares have been earned in respect of the applicable measurement year, and assuming the respective participants remain employed by or associated with the Company on these dates, the shares earned in respect of each measurement year will vest and be issued in installments beginning on or about May 1 of the fiscal year immediately following the applicable measurement year and continuing on or about May 1 of each of the three succeeding fiscal years.

The remaining 103,000 unvested shares available for issue under outstanding PSUs as of December 27, 2015 are issuable pursuant to PSUs granted during fiscal 2016 to select key employees. These PSUs were granted by the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors and provide the employees with the opportunity to earn up to 103,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain earnings per share targets are met, and subject to individual performance. These not-yet-earned PSUs have a one year measurement period (fiscal 2016), and any shares earned at the end of fiscal 2016 will vest and be issued ratably on or about May 1 of 2016, 2017, 2018 and 2019, provided that the respective employees remain employed by or associated with the Company on each date. For the nine months ending December 27, 2015 the Company has not recognized any expense related to these awards as the Company’s current estimate of fiscal 2016 earnings per share is below the minimum threshold set for these awards.

The PSUs cancelled during fiscal 2016 related primarily to the fiscal 2015 grant of PSUs, which had a one year measurement period (fiscal 2015). The PSUs were cancelled because the applicable fiscal 2015 performance targets were not fully attained. Per the provisions of the Company’s Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan), the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance.

If the entire number of PSUs granted in fiscal 2016 is assumed to be earned, total unrecognized compensation costs, on these PSUs plus all earned but unvested PSUs would be approximately $2.4 million, net of estimated forfeitures, as of December 27, 2015, and would be expensed through fiscal 2019. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2016 is not earned, stock-based compensation related to these awards will be different from this amount.

Restricted Stock/Restricted Stock Units: In fiscal 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares were issued (subject to the risk of forfeiture) and vest ratably over ten fiscal years based on service, beginning on the last day of fiscal 2007 and ending on the last day of fiscal 2016, subject, however, to the terms applicable to the award, including terms providing for possible acceleration of vesting upon death, disability, change in control or certain other events. The fair value for these shares at the grant date was $10.56 per share. There was no activity related to these restricted shares during the first nine months of fiscal 2016. As of December 27, 2015, 22,500 of these restricted shares remained unvested, and there was approximately $0.1 million of total unrecognized compensation costs, net of estimated forfeitures, related to these shares. Unrecognized compensation costs are expected to be recognized in the fourth quarter of fiscal 2016.

In addition, the Company has issued restricted stock units (RSUs) to its non-employee directors. On May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 10,000 RSUs to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such date.  As of December 27, 2015, there was approximately $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding restricted stock unit awards, including the May 11, 2015 grant. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately two years.

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

On October 29, 2015 the Compensation Committee of the Board of Directors, with the concurrence of the full Board of Directors, granted stock options for a total of 20,000 shares of common stock to an employee with an exercise price of $21.54. The options will vest over four years, 25.0% on October 29, 2016 and 2.1% each month thereafter for an additional 36 months, and will expire on October 29, 2020, provided that the employee remains employed by the Company on the respective vesting dates.

The fair value of the Company’s stock options has been determined using the Black-Scholes-Merton option pricing model, based upon facts and assumptions existing at the date of grant. Outstanding stock options have exercise prices equal to the market price of the Company’s common stock on the grant date.

The fair value of each option at the date of grant is amortized as compensation expense over the option service or vesting period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of December 27, 2015, there was approximately $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding stock options. As of December 27, 2015, none of the outstanding stock options have vested.

Note 5. Borrowings Under Revolving Credit Facility

On September 24, 2015, the Company and its primary operating subsidiaries, as borrowers, entered into a Tenth Modification Agreement (the “Tenth Modification”) with SunTrust Bank and Wells Fargo Bank, National Association, amending the Credit Agreement, and related Note, for the Company's existing $35.0 million unsecured revolving credit facility.

Pursuant to the Tenth Modification, the term of the credit facility was extended from October 1, 2016 to October 1, 2018; the aggregate amount of cash dividend payments allowed under the credit facility to be made in any 12-month period by the Company, assuming continued compliance with the otherwise applicable terms of the Credit Agreement, was increased from $8 million to $9 million; and certain definitions and financial covenants were modified. In addition, the credit facility now contains an accordion feature that permits the lenders’ aggregate commitment to be increased to a maximum of $45.0 million, subject to the lenders’ discretion and other customary conditions. As of December 27, 2015 the accordion feature was not activated.

Note 6. Fair Value Disclosure

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

The Company had no assets or liabilities required to be measured at fair value as of December 27, 2015 or as of March 29, 2015.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, floating rate debt, accrued expenses and other current liabilities approximate their fair values as of December 27, 2015 and March 29, 2015 due to their short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of December 27, 2015 and March 29, 2015 is estimated as follows:

	December 27, 2015		March 29, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to Baltimore County	$89,000	$84,695	$108,200	$102,300

Note 7. Income Taxes

As of December 27, 2015, the Company had a gross amount of unrecognized tax benefits of $294,300  ($191,300 net of federal benefit).  As of March 29, 2015, the Company had a gross amount of unrecognized tax benefits of $394,400 ($256,400 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2016 was  an expense of $2,000 (net of federal expense). The cumulative amount included in the consolidated balance sheet as of December 27, 2015 was $325,200 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2015 was a benefit of $47,600 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 29, 2015 was $323,800 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 29, 2015 of unrecognized tax benefit	$394,400
Increases related to current period tax positions	7,700
Reductions as a result of a lapse in the applicable statute of limitations	(107,800)
Ending balance at December 27, 2015 of unrecognized tax benefits	$294,300

Note 8. Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per common share:

	Fiscal Quarter Ended		Nine Months Ended
Amounts in thousands, except per share amounts	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Earnings per share – Basic:
Net earnings	$2,887	$1,681	$7,330	$8,866
Less: Distributed and undistributed earnings allocated to nonvested stock	(8)	(9)	(20)	(48)
Earnings available to common shareholders – Basic	$2,879	$1,672	$7,310	$8,818

Weighted average common shares outstanding – Basic	8,245	8,212	8,228	8,238

Earnings per common share – Basic	$0.35	$0.20	$0.89	$1.07

Earnings per share – Diluted:
Net earnings	$2,887	$1,681	$7,330	$8,866
Less: Distributed and undistributed earnings allocated to nonvested stock	(8)	(9)	(11)	(29)
Earnings available to common shareholders – Diluted	$2,879	$1,672	$7,319	$8,837

Weighted average common shares outstanding – Basic	8,245	8,212	8,228	8,238
Effect of dilutive options	37	113	35	101
Weighted average common shares outstanding – Diluted	8,282	8,325	8,263	8,339

Earnings per common share – Diluted	$0.35	$0.20	$0.89	$1.06

Anti-dilutive equity awards not included above	100,000	—	100,000	—

Note 9. Business Segments

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

Market unit activity for the third quarter and first nine months of fiscal years 2016 and 2015 are as follows1 (in thousands):

	Three Months Ended
	December 27, 2015	December 28, 2014
Revenues
Public Carriers, Contractors & Program Managers	$22,381	$22,847
Government System Operators	9,849	7,781
Private System Operators	21,634	25,422
Commercial Dealers & Resellers	32,566	30,786
Retailer, Independent Dealer Agents & Carriers	53,081	48,353
Total revenues	$139,511	$135,189

Gross Profit
Public Carriers, Contractors & Program Managers	$3,678	$4,283
Government System Operators	2,220	1,801
Private System Operators	5,093	5,599
Commercial Dealers & Resellers	8,706	8,060
Retailer, Independent Dealer Agents & Carriers	9,756	9,078
Total gross profit	$29,453	$28,821

	Nine Months Ended
	December 27, 2015	December 28, 2014
Revenues
Public Carriers, Contractors & Program Managers	$73,335	$105,118
Government System Operators	26,514	23,948
Private System Operators	66,712	67,705
Commercial Dealers & Resellers	100,109	105,850
Retailer, Independent Dealer Agents & Carriers	149,858	134,036
Total revenues	$416,528	$436,657

Gross Profit
Public Carriers, Contractors & Program Managers	$12,485	$17,006
Government System Operators	6,260	5,927
Private System Operators	16,293	16,332
Commercial Dealers & Resellers	26,289	27,539
Retailer, Independent Dealer Agents & Carriers	27,620	26,523
Total gross profit	$88,947	$93,327

1 See Note 2 for a discussion of the reclassification of indirect inventory costs from selling, general, and administrative expenses to cost of goods sold, as it relates to the three and nine months ended December 28, 2014 as well as the nine months ended December 27, 2015. The financial information presented above in this Note 9 reflects such reclassification.

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2016 and 2015 are as follows2 (in thousands):

	Three months ended	Three months ended
	December 27, 2015	December 28, 2014
Revenues
Base station infrastructure	$51,571	$50,631
Network systems	22,922	20,299
Installation, test and maintenance	9,851	11,938
Mobile device accessories	55,167	52,321
Total revenues	$139,511	$135,189

Gross Profit
Base station infrastructure	$13,381	$13,018
Network systems	3,717	3,361
Installation, test and maintenance	1,687	2,314
Mobile device accessories	10,668	10,128
Total gross profit	$29,453	$28,821

	Nine months ended	Nine months ended
	December 27, 2015	December 28, 2014
Revenues
Base station infrastructure	$161,669	$177,647
Network systems	66,541	78,339
Installation, test and maintenance	27,481	33,523
Mobile device accessories	160,837	147,148
Total revenues	$416,528	$436,657

Gross Profit
Base station infrastructure	$41,139	$44,415
Network systems	10,200	10,904
Installation, test and maintenance	5,184	6,682
Mobile device accessories	32,424	31,326
Total gross profit	$88,947	$93,327

2 See Note 2 for a discussion of the reclassification of indirect inventory costs from selling, general, and administrative expenses to cost of goods sold, as it relates to the three and nine months ended December 28, 2014 as well as the nine months ended December 27, 2015. The financial information presented above in this Note 9 reflects such reclassification.

Note 10. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. No shares were purchased during the first nine months of fiscal year 2016. As of December 27, 2015, $5.4 million remained available for repurchase under this program.

Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of December 27, 2015, the Company had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 27, 2015 and December 28, 2014, the allocated value of the shares withheld totaled $827,000 and $1,411,800, respectively.

Note 11. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter and nine months ended December 27, 2015, no customer accounted for more than 5.0% of total consolidated revenues. For the fiscal quarter and nine months ended December 28, 2014, no customer accounted for more than 8.0% of consolidated revenue.

For the fiscal quarter ended December 27, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 14.6% and 9.1% of consolidated revenue, respectively. For the nine months ended December 27, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 14.6% and 10.6% of consolidated revenue, respectively. For the fiscal quarter and nine months ended December 28, 2014, sales of CommScope Incorporated products accounted for 10.1%  and 14.8%  of consolidated revenue, respectively.

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

Our third quarter fiscal year 2016 revenue increased by 3.2% compared to the third quarter of fiscal year 2015. We experienced third quarter fiscal 2016 revenue growth within our government system operators market of 26.6%, compared to the same quarter last year, primarily due to increased spending by several government contractor customers. We also experienced revenue growth in our retailers, independent dealer agents and carriers market and our commercial dealers and resellers market of 9.8% and 5.8%, respectively, for the third quarter of fiscal year 2016 as compared to the same quarter last year. The revenue growth in these markets was partially offset by a revenue decline in our private system operators market and public carriers, contractors and program managers market of 14.9% and 2.0%, respectively. On the product side, revenue increased in our base station infrastructure, network systems, and mobile device accessories by 1.9%, 12.9%, and 5.4%, respectively, for the third quarter of fiscal year 2016, compared to the same quarter last year. We experienced a decline in revenue of 17.5% within our installation, test and maintenance product category primarily due to a reduction in sales of test equipment related to fiber optic networks.

Our third quarter fiscal year 2016 gross profit increased by 2.2%,  compared to the third quarter of fiscal year 2015.  The increase in gross profit was primarily the result of the increases in revenue discussed above. Total selling, general and administrative expenses decreased by 5.3% compared to the prior-year quarter.  As a result, net income increased by 71.7% and diluted earnings per share increased by 75.0% compared to the prior-year quarter.

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

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. Our ability to maintain customer and vendor relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 400 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

The financial results presented herein for the three and nine months ended December 28, 2014 have been adjusted to correct an immaterial error in the classification of indirect inventory costs in the income statement.  Prior to the third quarter of fiscal 2016, the Company classified indirect costs relieved from inventory upon a sale as selling, general and administrative expenses, as opposed to cost of goods sold. The income statements presented here correctly reflects indirect costs relieved from inventory as cost of goods sold for all periods.  This results in an increase in cost of goods sold, and a corresponding decrease in selling, general and administrative expenses of $3.7 million and $9.9 million for the three and nine month periods ended December 28, 2014, respectively, and $6.6 million for the first six months of fiscal 2016 ($3.3 million in each of the first and second quarters).  These corrections have no impact on previously reported revenues, operating margin, net income, earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

Results of Operations

Third Quarter of Fiscal Year 2016 Compared with Third Quarter of Fiscal Year 2015

Total Revenues. Revenues for the third quarter of fiscal 2016 increased 3.2% compared with the third quarter of fiscal 2015.  Revenues in our retailers, independent dealer agents and carriers market increased by 9.8% for the third quarter of fiscal 2016, compared to the same period last year, primarily due to business driven by our expanded relationship with Otter Products LLC. Otter recently reduced its number of other distribution partners, and as a result our opportunity to distribute their products has expanded. Revenues in our government system operators market increased by 26.6%, compared to the same quarter last year, primarily due to increased spending by several government contractor customers. Revenues in our commercial dealers and resellers market also increased by 5.8%. Revenues decreased in our public carrier, contractors and program managers market by 2.0%, compared to the same quarter last year primarily due to a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers. We expect the slowdown in carrier spending to continue through the remainder of fiscal 2016. Revenues in our private system operators market decreased by 14.9% for the third quarter of fiscal 2016, compared to the same period last year, primarily due to decreased spending among our utility and manufacturing customers.

Total Gross Profit. Gross profit for the third quarter of fiscal 2016 increased by 2.2% compared to the third quarter of fiscal 2015. This increase reflects a growth in gross profits in our government system operators, commercial dealers and resellers, and retailers, independent dealer agents and carriers markets of 23.3%, 8.0%, and 7.5% respectively. This growth was partially offset by a reduction in our public system operators, contractors and program manager market and our private system operators market of 14.1% and 9.0% respectively. Overall gross profit margin declined slightly to 21.1% for the third quarter of fiscal 2016, compared to 21.3% for the same period last year.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $1.4 million for the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015. Selling, general and administrative expenses as a percentage of revenues decreased from 19.3%  for the third quarter of fiscal 2015, to 17.7%  for the third quarter of fiscal 2016.

Compensation and benefit expense decreased by $0.3 million for the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015, primarily related to lower training costs.

Pay for performance bonus expense (including both cash and equity plans) decreased by $0.9 million for the third quarter of fiscal 2016, compared to the third quarter of fiscal 2015. Our bonus programs are primarily based on annual performance targets. The relationship between expected performance and actual performance led to lower bonus accruals for the third quarter of fiscal 2016 than for the comparable quarter of fiscal 2015. Additionally, pay for performance bonus expenses recorded in the first two quarters of fiscal 2016, in the amount of $0.4 million, were reversed in the third quarter.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $146,400 and $320,900 for the third quarter ended December 27, 2015 and December 28, 2014, respectively.

Interest, Net. Net interest expense decreased from $61,300 for the third quarter of fiscal 2015 to $55,500 for the third quarter of fiscal 2016.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 35.9% for the third quarter of fiscal 2015 to 38.0%  for the third quarter of fiscal 2016. The effective tax rate for the third quarter of fiscal 2015 was lower due to a lower estimate of our projected fiscal 2015 taxable income, resulting in a lower tax bracket. Our provision for income taxes increased by 87.9% compared to the prior year quarter, primarily as a result of higher income before provision for income taxes coupled with a higher tax rate. As a result of the factors discussed above, net income increased 71.7% and diluted earnings per share increased 75.0% for the third quarter of fiscal 2016, compared to the corresponding prior-year quarter.

First Nine Months of Fiscal Year 2016 Compared with First Nine Months of Fiscal Year 2015

Total Revenues. Revenues for the first nine months of fiscal 2016 decreased 4.6%, compared to the first nine months of fiscal 2015.  Revenues in our retailers, independent dealer agents and carriers market increased by 11.8% for the first nine months of fiscal 2016, compared to the same period last year, primarily due to business driven by our expanded relationship with Otter Products LLC and new phone launches. Otter recently reduced its number of distribution partners, providing us with more opportunities to distribute their products.  Revenues in our government system operators market increased by 10.7%, for the first nine months of fiscal 2016, compared to the same period last year. However, the growth in these markets was more than offset by a decrease in revenue within the public carrier, contractors and program managers market and the commercial dealers and resellers market of 30.2% and 5.4%, respectively, for the first nine months of fiscal 2016, compared to the same period last year. The decreases in the public carrier and commercial dealer markets are driven primarily by a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers, as compared to last year. We expect the slowdown in carrier spending to continue through the remainder of fiscal 2016.

Total Gross Profit. Gross profit for the first nine months of fiscal 2016 decreased by 4.7% compared to the first nine months of fiscal 2015. This decrease reflects a reduction in gross profits in our public carriers, contractors, and program managers market and commercial dealers and resellers markets of 26.6% and 4.5%, respectively, due to lower sales within these markets. This decrease was partially offset by an increase in gross profit in our retailers, independent dealer agents and carriers and government system operators markets of 4.1% and 5.6%, respectively. Overall gross profit margin was 21.4% in both the first nine months of fiscal 2015 and fiscal 2016.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by $2.0 million for the first nine of fiscal 2016, compared with the first nine months of fiscal 2015. Selling, general and administrative expenses as a percentage of revenues increased from 18.0%  for the first nine months of fiscal 2015, to 18.4%  for the first nine months of fiscal 2016.

Compensation and benefit expense decreased by $1.0 million for the first nine months of fiscal 2016, compared to the first nine months of fiscal 2015, primarily due to lower training costs.

Pay for performance bonus expense (including both cash and equity plans) decreased by $1.0 million for the first nine months of fiscal 2016, compared to the first nine months of fiscal 2015. Our bonus programs are primarily based on annual performance targets. The relationship between expected performance and actual performance led to lower bonus accruals for the first nine months of fiscal 2016 than for the first nine months of fiscal 2015.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $804,300 and $894,200 for the nine months ended December 27, 2015 and December 28, 2014, respectively.

Interest, Net. Net interest expense increased from $139,100 for the first nine months of fiscal 2015 to $148,900 in the first nine months of fiscal 2016 due to higher interest rates.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased slightly from 38.8%  for the first nine months of fiscal 2015 to 39.3%  for the first nine months of fiscal 2016, primarily related to an increase in our state taxes positions and permanent tax differences as a percentage of expected annual pre-tax net income.  Our provision for income taxes decreased by 15.7% compared to the first nine months of fiscal 2015, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 17.3% and diluted earnings per share decreased 16.0% for the first nine months of fiscal 2016, compared to the corresponding prior-year period.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the nine months ended December 27, 2015 and December 28, 2014:

	Nine Months Ended
	December 27, 2015	December 28, 2014
Cash flow provided by operating activities	$7,693,800	$9,916,200
Cash flow used in investing activities	(2,359,100)	(1,929,000)
Cash flow used in financing activities	(5,384,200)	(9,919,000)
Net decrease in cash and cash equivalents	$(49,500)	$(1,931,800)

We generated  $7.7 million of net cash from operating activities for the first nine months of fiscal 2016, compared with net cash provided by operating activities of $9.9 million for the first nine months of fiscal 2015.  This fiscal 2016 inflow was driven by net income coupled with a decrease in product inventory and prepaid expenses and other current assets. This increase was partially offset by an increase in accounts receivable and a decrease in accrued expenses and other current liabilities. During the third quarter we actively worked with our vendors to reduce inventory levels, while maintaining the same service levels to our customers. As a result, we have seen decreases in our product inventory. The increase in accounts receivable is related to an increase in sales volume, specifically within our retail and government markets. During the third quarter of fiscal 2015, we received payment from a tower owner for inventory that we continue to hold on their behalf. The cost of goods associated with any portion of this held inventory is recorded in prepaid expenses until such time as the product, or any portion thereof, is physically shipped, when we are able to recognize the revenue and related cost of goods sold associated with the shipped portion. Shipment to the tower owner customer of a portion of this product during the first nine months of fiscal 2016 is primarily responsible for the decrease in prepaid expenses and other current assets, as well as the decrease in accrued expenses and other current liabilities.

Net cash used in investing activities of $2.4 million for the first nine months of fiscal 2016  was up from expenditures of $1.9 million for the first nine months of fiscal 2015. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash used in financing activities was $5.4 million for the first nine months of fiscal 2016, compared to $9.9 million for the first nine months of fiscal 2015. During the first nine months of both fiscal 2016 and fiscal 2015, we had cash outflows due to cash dividends paid to shareholders and stock repurchased from employees and directors for minimum tax withholdings related to equity compensation.  These cash outflows were partially offset by the excess tax benefit from stock-based compensation. Additionally, for the first nine months of fiscal 2015, we had cash outflows due to the repurchase of treasury stock.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of December 27, 2015, we had a zero balance on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the borrowing base limitation and our continued compliance with the other applicable terms, including the covenants referenced above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility, the most recent on September 24, 2015. Currently the term of the credit facility expires October 1, 2018, and the amount of allowable dividend payments under the credit facility is $9.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms. In addition, the credit facility now contains an accordion feature that permits the lenders’ aggregate commitment to be increased to a maximum of $45.0 million, subject to the lenders’ discretion and other customary conditions.

This revolving credit facility states that we may repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of December 27, 2015, we had repurchased an aggregate of $18.3 million of common stock since May 31, 2007, leaving $11.7 million available for future repurchases without the consent of our lenders or a further amendment to the terms of the facility, assuming continued compliance with the otherwise applicable terms.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National

Association, and SunTrust Bank, payable in monthly installments of principal and interest with the balance due at maturity.  The note bears interest at a per annum floating rate of LIBOR plus 2.00% and is secured by a first position deed of trust encumbering the Company-owned real property in Hunt Valley, Maryland. On October 7, 2015, pursuant to a Fourth Modification Agreement, the maturity date of the term loan was extended to October 1, 2020.  The loan is subject to generally the same financial covenants as are applicable from time to time to our revolving credit facility. As of December 27, 2015, we were in compliance with all loan covenants and the loan had a balance of $1.9 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 27, 2015, the principal balance of this term loan was $89,000.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010 at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.20 per share was paid in November 2015. On January 25, 2016, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on February 24, 2016 to shareholders of record as of February 10, 2016.  Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 27, 2015, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU will affect our disclosures relating to deferred tax assets and liabilities. As of December 27, 2015, the Company has $3.8 million of current deferred tax assets, which will be considered long term assets under the new standard. The Company is in the process of evaluating the methods of adoption allowed by the ASU.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We do not have a current interest rate swap relating to our bank term loan. Our variable rate debt obligations of approximately $1.9 million at December 27, 2015, expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations. Based on December 27, 2015 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program, authorizing the Company to purchase up to $10.0 million of common stock over a 24-month period, ending April 2016. As of December 27, 2015, 157,954 shares have been repurchased under the expanded stock buyback program for a total of approximately  $4.6 million or an average of $29.17 per share.  No shares were repurchased during the third quarter of fiscal year 2016. Shares may be purchased from time to time under this program in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. Our revolving credit facility and term loan with SunTrust Bank and Wells Fargo Bank, National Association, limits the aggregate dollar value of shares that may be repurchased to $30.0 million.  As of December 27, 2015, we had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 27, 2015 and December 28, 2014; (ii) Consolidated Balance Sheet at December 27, 2015 and March 29, 2015; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 27, 2015 and December 28, 2014; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 5, 2016
	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)