Form 10-K
period 2016-03-27
TESSCO TECHNOLOGIES INC
filed 2016-06-06
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 27, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 27, 2015, was $125,779,828.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 26, 2016, was 8,309,241.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Shareholders, scheduled to be held July 26, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors and integrators, wireless internet service providers, industrial and enterprise self-maintained users (including railroads, utilities, mining operators, oil and gas operators and technicians), governments, manufacturers, value-added resellers, tier 1, 2 and 3 retail carrier stores and their independent agents, dealers and consumers, as well as other local and national retailers. We currently serve an average of approximately 12,200 non-consumer customers per month.

We provide our customers with support, products and services to build and maintain these primary systems:

•	Enhanced Cellular Coverage and Capacity
•	Wireless Base Station
•	In-Vehicle and Mobile Communications
•	Wi-Fi Networks
•	Site Survey Test and Maintenance
•	Wireless Backhaul
•	Machine to Machine
•	Internet of Things
•	Mobility and User Devices

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

For information regarding our website address and material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 27, 2016.

Customers

We evaluate our business and customers as one segment. However, to provide investors with increased visibility into the markets we serve, we report revenue and gross profit by the following customer market units: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies as well as state and local governments that run wireless networks for their own use; (3) private system operators such as major utilities and transportation companies that run wireless networks for their own use; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (5) retailers, dealer agents and carriers. Beginning in the third quarter of fiscal year 2015, we began reporting private system operators and government operators as two separate market units. All periods have been restated to reflect this change.

Public carriers, contractors and program managers are system operators that are generally responsible for building and maintaining the public infrastructure system and providing airtime service to individual subscribers, and accounted for approximately 17% of fiscal year 2016 revenue. Government system operators including federal agencies and state and local governments accounted for 6% of fiscal year 2016 revenues. Private system operators, including commercial entities, major utilities, transportation companies, manufacturers, and installation centers, accounted for 16% of fiscal year 2016 revenues. Commercial dealers and resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment for the enterprise and consumer markets. These resellers include local and national value-added resellers and retailers, and accounted for 25% of fiscal year 2016 revenues. Our retailers, independent dealer agents and carriers market accounted for 36% of fiscal year 2016 revenues.

Our top ten customer relationships totaled 22% of our total revenue for fiscal year 2016, and no customer relationship accounted for more than 4% of our total revenues.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 90 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in preparation for the winter holiday season and decline significantly in our fourth quarter. Also, our base station infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

For more detailed financial information regarding customer market and product category activity within our sole operating segment for each of the past three fiscal years, see Note 10 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 27, 2016.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $150,000 and gross profit margins ranging from less than 5% to 99%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products; and mobile devices and accessories, which accounted for approximately 39%, 15%, 7%, and 39% of fiscal year 2016 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration. Network systems products are used to build and upgrade public and private wireless broadband networks. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, distributed antenna systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular, smart phone and data device accessories such as replacement batteries, cases, screen protectors, speakers, mobile amplifiers, power supplies, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer brand-name products, a variety of products are developed, manufactured and offered under TESSCO-owned brands including Ventev®, Wireless Solutions®, and TerraWave®. The products we offer under these brands generally consist of device accessory products that fall into the mobile device and accessory product category, as well as WLAN and network systems accessory products and remote monitoring and control solutions that fall into the network systems category. Also, our WLAN certification training is offered under our training unit GigaWave® trade name and is reported in the network systems category. We have not incurred significant research and development expenditures in any of the last three fiscal years. Sales of proprietary products were 14% of our total sales in fiscal year 2016.

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

Revenues from sales of products purchased from our largest two vendors, Otter Products, LLC and CommScope Inc., accounted for 15% and 11%, respectively, of total fiscal year 2016 revenues. Sales of products purchased from our ten largest vendors generated approximately 42% of our total fiscal year 2016 revenues.

The amount of purchases we make from each of our approximately 400 vendors may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our vendors, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our vendors depends on being able to reach and maintain agreements with these vendors on acceptable business terms.  In addition, the agreements and arrangements on which most of our larger vendor relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months and two years.  Generally, we believe that alternative sources of supply are available for many of the product types we carry, although we may be unable, or find it more difficult, to source branded products from other than the manufacturer.

The scope of products available for purchase from a given vendor may fluctuate, and is generally limited only by the scope of the vendor’s catalog and available inventory. Therefore, we often source the same product type from multiple vendors, although in some instances branded products are available only from the manufacturer or a particular vendor, and in some instances, customers might favor one vendor or brand over another. The terms of the vendor contract typically apply to all products purchased from a particular vendor, whether or not the item is specifically identified in the contract.

When negotiating with vendors, we seek the most favorable terms available under the circumstances. Our preferred terms include among others, terms that provide for product warranty and return rights, as well as product liability and intellectual property indemnification rights, in each case consistent with our preferred business methods and objectives. We have not been able, nor do we expect in the future to be able, to negotiate the inclusion of all our preferred terms, or our preferred language for those terms, in every vendor contract. The degree of our success in this regard is largely a function of the parties’ relative bargaining positions.

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
•

Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including The Wireless Journal® and the TESSCO.com® Solution and Transaction System;

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

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are organized on an end-market basis. Sales teams are focused on our customers: 1) public carriers, contractors, and program managers, 2) government system operators 3) private system operators, 4) commercial dealers and resellers, and 5) retailers, independent dealer agents and carriers.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 272,300 existing customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. Additionally, we have information on approximately 630,200 contacts that serve as potential new customers in our market. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct‑marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications, and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance, and the overall enhancement of the business relationship. The process is aimed at attracting prospects to TESSCO, converting these prospects to buying customers, and ultimately migrating them to loyal, total-source monthly buyers.

Solutions Development and Product Management: We actively monitor advances in technologies and industry trends, both through market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our Solution Architects offer applications engineering to market-specific applications such as DAS systems (Distributed Antennae Systems), wireless backhaul and fiber networks, custom integrated solutions for power systems, and site kitting and flexible custom network design services for areas such as in-building coverage, tower design, and wireless video surveillance systems.

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

Strategic Marketing – As a thought leader in the wireless industry, TESSCO’s marketing materials are used for both educating the industry and for promoting TESSCO’s value. We utilize our WPKS to develop both broad-based and customized product solution information materials. These materials are designed to encourage both existing and potential customers to realize the value we provide in their product solution and supply chain decisions. These Knowledge Tools are an integrated suite of informational print and electronic media. They include: The Wireless Guide®, our product catalogue which is readily available electronically on TESSCO.com; The Wireless Journal®, a trade journal with a bimonthly circulation of approximately 116,500, which is designed to introduce the reader to our capabilities and product offerings, and contains information on significant industry trends and product reviews; The Wireless Update®, which is emailed on a regular basis to an average of 94,300 different individuals and is uniquely produced for various portions of our customer base; The Wireless Bulletin® family, including The Wireless Bulletin for Accessories for Handsets, Tablets & Music Devices which has a bimonthly circulation of approximately 11,400, The Wireless Bulletin for Installation, Test & Maintenance Products, The Wireless Bulletin for Security & Surveillance, The Wireless Bulletin for Site Planning, The Wireless Bulletin for Training, and The Wireless Bulletin for Wireless Networking Solutions, which are distributed on an as-need basis in a given year; Technical Application Notes, interactive Systems Supported Reference Drawings, and White Papers, which provide in-depth planning and installation instructions and diagrams; and TESSCO.com®. In addition, TESSCO publishes online, web-browser-enabled, companion versions of its many printed publications, including The Wireless Bulletin Online, The Wireless Guide Online, and The Wireless Journal Online.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers decreased slightly from approximately 12,400 for fiscal year 2015 to approximately 12,200 in fiscal year 2016.  The average monthly purchase per customer remained flat at approximately $3,700 in fiscal year 2015 and fiscal year 2016.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 27, 2016 and March 29, 2015, we had an immaterial level of backlog orders. Most backlog orders as of March 27, 2016 are expected to be filled within 90 days of fiscal year-end. For the fiscal years ended March 27, 2016 and March 29, 2015, inventory write-offs were 0.7% and 0.5% of total purchases, respectively. In many cases, we are able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2016 and 2015 were 6.6 and 6.4, respectively.

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

We believe that we have been successful to date in pursuing a highly integrated, technologically advanced and efficient method of operations; however, disruption to our day-to-day operations, including failure of our information technology or distribution systems, or freight carrier interruption, could impair our ability to receive and process orders or to ship products in a timely and cost-efficient manner.

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Brightstar, D&H, Genco ATC Logistics, Superior Communications and VoiceComm in our retail market and Alliance Corporation, Anixter, Comstor, Graybar, Hutton Communication, KPG Logistics, Ingram Micro, Talley Communications, Tech Data, Site Pro 1, VAV Wireless, Westcon and Winncom in our other markets. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 400 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®,  Delivering Everything for Wireless®,  Delivering What You Need…When and Where You Need It®,  GigaWave Technologies®,  Going Beyond the Ordinary®,  LinkUPS®,  ORDERflow®,  Solutions That Make Wireless Work®,  TerraWave Solutions®,  TESSCO®,  TESSCO Making Wireless Work®,  TESSCO Technologies®,  TESSCO.com®,  Ventev®,  Ventev Innovations®,  The Vital Link to a Wireless World®,  The Wireless Bulletin®,  The Wireless Guide®,  The Wireless Journal®,  Wireless Solutions®,  The Wireless Update®,  Your Total Source®, and Your Virtual Inventory®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2016 and there are no material expenditures planned for such purposes in fiscal year 2017.

Employees

As of March 27, 2016, we had 786 full-time equivalent employees. Of our full-time equivalent employees, 423 were engaged in customer and vendor service, marketing, sales and product management, 271 were engaged in fulfillment and distribution operations and 92 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Robert B. Barnhill, Jr.	72	Chairman, President and Chief Executive Officer

Robert B. Barnhill, Jr. has served as President and Chief Executive Officer since founding the current business in 1982. Mr. Barnhill has been a director of the Company since 1982, and has served as Chairman of the Board since November 1993.

Aric Spitulnik	44	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary and in 2014, he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Douglas A. Rein	56	Senior Vice President of Performance Systems and Operations

Douglas A. Rein joined the Company in July 1999 as Senior Vice President of Performance Systems and Operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Craig A. Oldham	46	Senior Vice President, Strategic Marketing

Craig Oldham joined the Company in 2014 as Vice President, Strategic Marketing.  In 2015, Mr. Oldham was appointed to Senior Vice President.  Previously, Mr. Oldham served as Vice President of Digital Engagement at the Red Cross from August 2010 to March 2014.

Steven K. Tom	35	Senior Vice President, Analytics, Innovation and Learning	Steve Tom joined the Company in 2011. Mr. Tom was appointed Vice President in 2013 and Senior Vice President in 2015. Previously, Mr. Tom led marketing strategy and analytics at Algeco Scotsman.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, as well as numerous regional distributors. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We are also seeing increased competition in the form of e-commerce sites as consumers and business are increasingly looking to the internet to purchase goods.

We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors, thereby reducing our gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses.

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

When unable to negotiate the inclusion of our preferred terms or preferred language in a particular vendor contract, we assess any increased risk presented, as well as mitigating factors, analyze our overall business objectives, and then proceed accordingly.  In some instances, we refuse the contract and seek other sources for the product, and in other instances business objectives and circumstances are determined to outweigh or mitigate any increased risk, or otherwise dictate that we proceed with the contract notwithstanding.  We consistently seek to manage contractual risks resulting from vendor contracts not including our preferred terms or language. However, these risks persist, and even when we are successful in negotiating our preferred terms, performance of these terms is not assured.

If our vendors or suppliers refuse to, or for any reason are unable to supply products to us, in sufficient quantities to meet demand, or at all, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to purchase from other sources, instead of from us, or experience significant changes in demand internally or from their own customer bases, become financially unstable, or are acquired by another company, our ability to generate revenues from these customers may, or in some cases would, be significantly affected, resulting in an adverse effect on our financial position and results of operations.

The loss or any change in the business habits of key customers or vendors, including vendors Otter Products LLC and CommScope Inc.  may have a material adverse effect on our financial position and results of operations.

Because our standing arrangements and agreements with our customers and vendors typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or vendors. We have experienced the loss and changes in the business habits of key customer and vendor relationships in the past and expect to do so again in the future. It is the nature of our business. In fiscal year 2013, sales to our largest customer relationship, AT&T Mobility, accounted for approximately 30% of total revenues. Revenues from this business terminated in the fourth quarter of fiscal year 2013.

Sales of products purchased from our largest two vendors, Otter Products, LLC (15%) and CommScope Inc. (11%), generated approximately 26% of our total revenues in fiscal year 2016, and sales from our largest ten vendors generated approximately 42% of fiscal year 2016 total revenues.  As is the case with many of our vendor and customer relationships, our contractual arrangements with Otter Products, LLC and CommScope Inc. are terminable by either party upon several months notice. If these contracts and our relationships with Otter Products, LLC or CommScope Inc. terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors, including Otter Products, LLC and CommScope Inc., are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2016, no customer accounted for more than 5% of our total revenues. However, in the retail market, 40% of our sales are made to five customers. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

The loss of customer relationships and the corresponding reduction in the volume of product sales identified to those relationships, can also affect our negotiating ability with vendors supplying those products.  This can affect our margins in sales of those products to other customers.    If we are unable to replace those products at favorable pricing and terms, or if we are unable to acquire those products from vendors or offer those products to our customers on favorable terms, our competitiveness may suffer and result in reduced revenues and profits.  Like our vendors, our customers are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business.  Accordingly, we are at continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

There can be no assurance that we will be successful in replacing any of our past, present or future vendor or customer relationships if and when lost, or that we will not suffer a substantial reduction in revenues as a result of loss of any such relationship. As such, vendor, customer, or revenue loss would adversely affect our financial position and results of operations.

Changes in customer or product mix could cause our gross margin percentage to decline.

We continually experience changes in customer and product mix that affects gross margin. Changes in customer and product mix result primarily from changes in customer demand, customer acquisitions, selling and marketing activities and competition. The growth in sales from the retail market over the past two fiscal years has had a negative impact on our overall margins. Also, while sales from the public carrier market have declined significantly over the past two years, significant future growth in that market could have a negative impact on gross margins as these customers are larger and demand lower overall pricing.

Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us in the future.

We provide functions such as distribution, inventory management, fulfillment, customized packaging, e-commerce solutions, and other outsourced services for many wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced logistic services such as the services we provide. Any significant change in the market for our outsourced services could have a material adverse effect on our business. Our outsourced services are generally provided under short-term contractual arrangements. The failure to obtain renewals or otherwise maintain these agreements on terms, including price, consistent with our current terms could have an adverse effect on our business.

We require substantial capital to operate, and the inability to obtain financing on favorable terms will adversely impact our business, financial position and results of operations.

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our credit facilities and long-term debt arrangements are of specified terms and contain various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. While we generally expect to either extend or replace our credit facilities at or prior to term expirations, there can be no assurances that we will be able to do so on favorable terms, or at all. We are engaged in ongoing discussions and negotiations to replace our existing unsecured revolving credit facility and term loan, discussed above, with an asset based revolving credit facility. The new facility, if established, will be secured by certain of our assets. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business. Some of our existing financing instruments involve variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

Our ability to maintain and borrow under our revolving credit agreement, and our ability to maintain our term loan, are each conditioned upon our continued compliance with certain financial and other covenants included in our revolving credit and term loan agreements. While we met these covenants at the end of fiscal year 2016,  but we believe it likely that we will not meet one of these covenants at the end of the first quarter of fiscal year 2017, in which case our ability to borrow might cease and we may be required to repay in full any outstanding balances on these facilities,

At the end of fiscal year 2016, we were in compliance with the financial covenants applicable under our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association. Many of our covenants are, however, measured on a rolling four quarter basis.   Accordingly, our fourth quarter fiscal year 2016 operating results put pressure on these covenants going forward.  We previously issued financial guidance that suggests that our first quarter fiscal year 2017 operating results will be lower than the first quarter fiscal year 2016, which would put yet additional pressure on these covenants, and likely result in us not meeting one of our current financial covenants at the end of the first quarter of fiscal year 2017. Absent a covenant waiver or adjustment, any such violation would eliminate our borrowing capacity under our revolving line of credit and entitle the banks to exercise the remedies available to them under the applicable loan documents, including to demand payment of all amounts outstanding.  At the end of fiscal year 2016, there was no balance outstanding under our revolving credit facility and $1.9 million outstanding under the term loan. We have not borrowed under our revolving credit facility since the third quarter of fiscal year 2016.  In an effort to mitigate this potential bank covenant violation risk and any corresponding impact on liquidity, we are engaged in ongoing discussions and negotiations with SunTrust Bank to replace our existing unsecured revolving credit facility and term loan with an asset based revolving credit facility.  This new facility, if established, would be secured by certain assets and would therefore in some respects be more restrictive, but also should allow for improved pricing and greater flexibility in terms of financial covenants and ratios going forward. We are actively pursuing the establishment of this new facility with a goal of it being in place by the end of the first quarter of fiscal 2017.  However, there is no binding commitment on the part of SunTrust Bank and no assurance that we will be successful in establishing this facility by then, or at all. Therefore, if we fail to meet one of the financial covenants under our credit facilities at the end of the first quarter of our fiscal year 2017 (or if not then at a later date), and our ability to borrow under our revolving credit facility is terminated, and we are not successful in establishing the new facility or obtaining financing elsewhere, we would not have access to capital from others and our access to capital would be limited to our cash on hand and cash generated from operations. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain of our products, and customers may seek other sources if we are unable to demonstrate to their satisfaction that our products are conflict free.

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and its implementing SEC regulations.  The Dodd-Frank Act imposes supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in certain of the products that we acquire from vendors and distribute to customers and are also found in certain products in our Ventev® product line that we contract to be manufactured by others or that we assemble.  The implementation of these regulations may limit the sourcing and availability of some of the raw materials used in certain of these products. This in turn may affect our ability to obtain sufficient quantities of our products and may affect related pricing. Because we are considered a manufacturer of certain of our Ventev® products, we are subject to additional “conflict minerals” diligence and disclosure requirements with regard to these products.   Some of our customers may elect to disqualify us as a supplier if we are unable to verify that the products we sell to them are DRC conflict free.

Weakness in the global economic environment may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results, and stock price.

Notwithstanding the slow economic recovery in the U.S., weakness in the global economic environment – which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, high rates of unemployment and concerns that the worldwide economy may continue to experience significant challenges – may materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. In addition, our suppliers’ access to capital and liquidity may continue to be affected, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation.

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

The wireless service carrier industry has experienced significant consolidation in recent years. If any of our significant customers or partners are acquired or consolidate with other carriers, or are otherwise involved in any significant transaction that results in them ceasing to do business with us, or significantly reducing the level of business that they do with us, our revenues from those customers could be affected, resulting in an adverse effect on our financial position and results of operations.

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

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  The loss of any of the members of our senior management team, could have an adverse effect on our business, financial position and results of operations. Our Board of Directors has recently approved a CEO succession plan and has retained a third party search firm to assist it in these efforts. Leadership transition may result in additional costs to us, including costs associated with the hiring of new leadership, and may result in distraction and uncertainty for our current management team. In addition, there are transactional and transitional risks associated with the process of new leadership selection and engagement, and the transfer to and assumption of responsibilities by new leadership.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs). If performance targets associated with these PSUs are not met, or the value of such stock awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan only through July 21, 2016, and as of May 27, 2016, there were 225,296 shares available for future awards. We intend to seek shareholder approval at our 2016 Annual Meeting for an extension of the date through which awards may be granted and an increase in the number of shares available for future awards, but we may not be successful. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations. In addition, if we are unsuccessful in obtaining this shareholder approval, we may have less flexibility in formulating a compensation arrangement sufficient to attract a new CEO in furtherance of our CEO succession plan.

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

Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of inventory from our suppliers. We have experienced shortages in the past that have negatively impacted our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our products or components are available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies or a significant increase in the price of supplies could have a negative impact on our results of operations or financial condition.

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

In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We first perform a qualitative analysis to determine if it is more likely than not that goodwill or indefinite lived intangible assets are impaired. This analysis includes assumptions and estimates related to macroeconomic, industry and company specific events and trends. In the event that we find it is more likely than not that an impairment has occurred a quantitative analysis is performed. Goodwill and indefinite lived asset valuations are calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 27, 2016, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 7.4% of total assets.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, projections of future taxable income, and the feasibility of ongoing tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have an adverse effect on our results of operations or financial condition.

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

In an effort to protect our intellectual property, including our product data, customer information and information technology systems, through trademark filings and nondisclosure, confidentiality and trade secret agreements, we typically require our employees, consultants and others having access to this information or our technology to execute confidentiality and non-disclosure agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could adversely affect our business. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants and others have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our proprietary information or trade secrets could impair our competitive position and could have an adverse effect on our business, financial condition and results of operations. Others may obtain patent protection for technologies that are important to our business, and as a result, our business, financial position and results of operations may be adversely affected. In response to patents of others, we may need to license the rights to use the technology patented by others, or in the event that a license cannot be obtained, design our systems around the patents of others. There can be no assurances as to our ability to obtain any such licenses or to design around the patents of others, and our inability to do so could have an adverse effect on our business, financial position and results of operations.

We offer credit to our customers and, therefore, are subject to significant credit risk.

We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-day payment terms. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition. Also, several of our larger customers, including tier 1 carrier customers, require greater than 30-day payment terms which could increase our credit risk and decrease our operating cash flow.

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

We operate in compliance with applicable laws and regulations and make plans for our structure and operations based upon existing laws and anticipated future changes in the law. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or structure. We are susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and other laws related to trade, accounting and business activities. Such changes in legislation may have an adverse effect on our business.

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

The sale of our products subjects us to the risk of product liability claims. We have also been increasing our focus on sales of our proprietary Ventev® products and on providing an increased level of support services, including product and network designs, which also subjects us to risk of product liability and performance claim risk. We seek to allocate product liability risk to our vendors where available, but may not be successful in doing so. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products and services, if any, would be successfully defended or whether we might be successful in allocating that risk to others, or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could adversely affect our financial condition, and if substantial and relating to our products or industry generally, could adversely affect our business as a whole.

Our expanding offering of private labeled products may have a negative impact on our relationship with our manufacturer partners.

Our product offering includes a growing number of our own proprietary products, which represented approximately 14% of our sales in fiscal year 2016. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

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

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or vendors or restrict our actions and adversely affect our financial condition, operating results and cash flows. For example, annual disclosure and reporting requirements relating to the SEC’s conflict minerals rule require us to perform a reasonable country of origin inquiry and conduct further due diligence measures on our supply chain. There are costs and uncertainties associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals that we may find to be used in our products.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 64% of our outstanding common stock as of March 27, 2016. Robert B. Barnhill, Jr., our chairman, president and chief executive officer beneficially owned approximately 22% of our outstanding common stock as of March 27, 2016. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

We may not be able to continue to pay dividends on our common stock in the future, which could impair the value of our common stock.

We have paid a quarterly dividend on our common stock since the second quarter of fiscal year 2010. Any future declaration of dividends remains subject to further determination from time to time by our Board of Directors. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. Under Delaware law, dividends to shareholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared.  Our current revolving credit facility limits the amount of cash dividends that we may pay to $9.0 million in any twelve month period and contains other financial covenants and ratios that could restrict future dividend payments. There is no assurance that we will be able to pay dividends in the future, or if we are able to, that our Board of Directors will continue to declare dividends in the future, at current rates or at all.  If we discontinue or reduce the amount or frequency of dividends, the value of our common stock may be impaired.

Our quarterly financial results may fluctuate, which could lead to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and may continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

Without approval of our Board of Directors, it may be difficult for a third party to acquire control of the Company. This could affect the price of our common stock.

Certain provisions of our certificate of incorporation and bylaws, including advance notice bylaws, certain arrangements to which we are party, and applicable provisions of the Delaware General Corporation Law (DGCL) may each make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management. We are afforded the protections of Section 203 of the DGCL, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained. Some believe that the provisions described above, as well as any resulting delay or prevention of a change of control transaction or changes in our Board of Directors or management, could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares. We, on the other hand, believe that these provisions serve to protect our shareholders against abusive takeover tactics, to preserve and maximize the value of the Company for all shareholders, and to better ensure that each shareholder will be treated fairly in the event of an unsolicited offer to acquire the Company.

Potential uncertainty resulting from unsolicited acquisition proposals and related matters may adversely affect our business.

In the past we have received, and in the future we may receive, unsolicited proposals to acquire our company or our assets. For example, in September 2010, the Board of Directors received an unsolicited non-binding proposal for the acquisition of all of our stock. The review and consideration of acquisition proposals and related matters could require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and vendors. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and vendors to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our board of directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

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

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium Maryland. The monthly rent payments range from $167,500 to $177,700 throughout the remaining lease term, which expires on December 31, 2017.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $34,300 to $35,700 throughout the remaining lease term, which expires on July 31, 2017, subject to our annual option to terminate.

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Monthly rent payments range from $15,800 to $16,900 and the lease expires October 31, 2018.

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

Item 3. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local tax returns are currently under examination.

As we are routinely audited by state taxing authorities, we have estimated exposure and established reserves for our estimated sales tax audit liability.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded since September 28, 1994, on the NASDAQ Market (currently NASDAQ Global Select), under the symbol "TESS." The quarterly range of prices per share during fiscal years 2015 and 2016 are as follows:

			Dividends
	High	Low	Declared
Fiscal Year 2015
First Quarter	$38.49	$30.05	$0.20
Second Quarter	32.76	29.37	0.20
Third Quarter	34.28	26.67	0.20
Fourth Quarter	29.45	21.63	0.20

Fiscal Year 2016
First Quarter	$27.56	$17.94	$0.20
Second Quarter	27.25	19.20	0.20
Third Quarter	24.39	17.75	0.20
Fourth Quarter	20.49	14.96	0.20

As of May 26, 2016, the number of shareholders of record of the Company was 145. We estimate that the number of beneficial owners as of that date was approximately 2,173.

On July 28, 2009, we announced that our Board of Directors decided to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2016 and 2015 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Our revolving credit facility limits the amount of cash dividends that we may pay to $9.0 million in any twelve month period and contains other financial covenants and ratios that may restrict the future payment of dividends.

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares could be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or other transactions managed by broker-dealers. Through the end of fiscal year 2016, we had repurchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. No shares were repurchased during the fourth quarter of fiscal year 2016. As of March 27, 2016, $5.4 million remained available for repurchase under this program. The stock buyback program expired in April 2016.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2016 and 2015 the total value of shares withheld for taxes were $937,300 and $1,612,900, respectively.

Our revolving credit facility and term loan with Wells Fargo Bank, National Association and SunTrust Bank limit to $30.0 million the aggregate dollar value of shares that may be repurchased from May 31, 2007 forward. At March 27, 2016, we had the ability to repurchase approximately $11.7 million in additional shares of our common stock without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 27, 2011 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of March 27, 2011 to March 27, 2016. The graph assumes that all dividends, if any, were reinvested.

	3/27/2011	4/1/2012	3/31/2013	3/30/2014	3/29/2015	3/27/2016
TESSCO Technologies Incorporated	$100	$225.07	$204.63	$340.20	$253.53	$178.23
Russell 2000	100	102.25	118.92	145.84	159.11	140.42
Peer Group (1)	100	131.08	134.46	164.72	151.89	162.15

(1) – The Peer Group consists of the following: Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., InfoSonics Corporation, and Tech Data Corp.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012
STATEMENT OF INCOME DATA
Revenues	$530,685,100	$549,619,000	$560,086,600	$752,565,000	$733,389,900
Cost of goods sold	418,716,200	431,980,500	433,728,700	620,328,800	599,465,700
Gross profit	111,965,900	117,638,500	126,357,900	132,236,200	133,924,200
Selling, general and administrative expenses	102,932,300	102,686,700	99,868,000	103,017,600	106,920,400
Restructuring charge	—	573,400	—	—	—
Operating expenses	102,932,300	103,260,100	99,868,000	103,017,600	106,920,400
Income from operations	9,033,600	14,378,400	26,489,900	29,218,600	27,003,800
Interest, net	161,300	167,300	177,700	224,200	292,900
Income before provision for income taxes	8,872,300	14,211,100	26,312,200	28,994,400	26,710,900
Provision for income taxes	3,531,800	5,576,800	10,063,100	11,200,500	10,274,000
Net income	$5,340,500	$8,634,300	$16,249,100	$17,793,900	$16,436,900
Diluted earnings per share	$0.65	$1.04	$1.94	$2.15	$2.03
Cash dividends declared per common share	$0.8	$0.8	$0.74	$1.47	$0.55
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.9	78.6	77.4	82.4	81.7
Gross profit	21.1	21.4	22.6	17.6	18.3
Selling, general and administrative expenses	19.4	18.7	17.8	13.7	14.6
Restructuring charge	—	0.1	—	—	—
Operating expenses	19.4	18.8	17.8	13.7	14.6
Income from operations	1.7	2.6	4.7	3.9	3.7
Interest, net	—	—	—	—	0.1
Income before provision for income taxes	1.7	2.6	4.7	3.9	3.6
Provision for income taxes	0.7	1	1.8	1.5	1.4
Net income	1.0%	1.6%	2.9%	2.4%	2.2%

	Fiscal Years Ended
	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012
SELECTED OPERATING DATA
Average non-consumer buyers per month	12,200	12,400	12,700	13,000	13,000
Return on assets (1)	3.0%	4.6%	8.5%	9.0%	9.1%
Return on equity (2)	4.7%	7.6%	14.9%	18.1%	19.1%

	As of Fiscal Years Ended
	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013	April 1, 2012
BALANCE SHEET DATA
Working capital	$82,523,600	$82,220,900	$88,090,400	$76,551,700	$65,779,800
Total assets	169,416,000	186,240,600	186,960,300	194,300,000	202,497,700
Short-term debt	251,100	250,700	250,200	249,700	249,200
Long-term debt	1,706,500	1,957,500	2,208,200	2,458,300	2,708,000
Shareholders' equity	112,527,300	113,142,100	114,828,100	102,802,600	93,651,900

(1)	Net income divided by the average total assets.
(2)	Net income divided by the average total equity.

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

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in over 90 countries, approximately 98% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

We evaluate our business and customer base as one operating segment. This segment includes the following markets: (1) public carriers, contractors, and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use; (3) private system operators including commercial entities such as major utilities and transportation companies that run wireless networks for their own use; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (5) retailers, independent dealer agents and carriers.

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

Results of Operations

The following tables summarize the results of our operations for fiscal years 2016, 2015 and 2014:

(Dollars in thousands, except per share data)			2015 to 2016			2014 to 2015
	2016	2015	$ Change	% Change	2014	$ Change	% Change
Market Revenues
Public Carriers, Contractors & Program Managers	$89,171	$127,426	$(38,255)	(30.0)%	$149,195	$(21,770)	(14.6)%
Government System Operators	33,009	31,495	1,514	4.8%	33,757	(2,262)	(6.7)%
Private System Operators	85,563	86,725	(1,162)	(1.3)%	81,560	5,166	6.3%
Commercial Dealers & Resellers	129,986	134,195	(4,209)	(3.1)%	140,552	(6,357)	(4.5)%
Retailers, Independent Dealer Agents & Carriers	192,953	169,778	23,175	13.7%	155,023	14,755	9.5%
Total Revenues	$530,682	$549,619	$(18,937)	(3.4)%	$560,087	$(10,468)	(1.9)%

(Dollars in thousands, except per share data)			2015 to 2016			2014 to 2015
	2016	2015	$ Change	% Change	2014	$ Change	% Change
Market Gross Profit
Public Carriers, Contractors & Program Managers	$15,155	$20,915	$(5,760)	(27.5)%	$27,708	$(6,793)	(24.5)%
Government System Operators	7,713	7,535	178	2.4%	7,791	(256)	(3.3)%
Private System Operators	20,601	20,866	(265)	(1.3)%	21,475	(609)	(2.8)%
Commercial Dealers & Resellers	33,781	34,948	(1,167)	(3.3)%	36,567	(1,619)	(4.4)%
Retailers, Independent Dealer Agents & Carriers	34,716	33,375	1,342	4.0%	32,817	558	1.7%
Total Gross Profit	111,967	117,639	(5,672)	(4.8)%	126,358	(8,719)	(6.9)%

Selling, general and administrative expenses	102,932	102,687	245	0.2%	99,868	2,819	2.8%
Restructuring Charge	—	573	(573)	(100.0)	—	573	—
Operating Expenses	102,932	103,260	(328)	(0.3)%	99,868	3,392	3.4%
Income from operations	9,034	14,378	(5,344)	(37.2)%	26,490	(12,112)	(45.7)%
Interest, net	161	167	(6)	(3.6)%	178	(11)	(5.9)%
Income before provision for income taxes	8,872	14,211	(5,339)	(37.6)%	26,312	(12,101)	(46.0)%
Provision for income taxes	3,532	5,577	(2,045)	(36.7)%	10,063	(4,486)	(44.6)%
Net income	$5,341	$8,634	(3,293)	(38.1)%	$16,249	(7,615)	(46.9)%

Diluted earnings per share	$0.65	$1.04	$(0.39)	(37.5)%	$1.94	(0.9)	(46.3)%

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenues. Revenues for fiscal year 2016 decreased 3.4% as compared to fiscal year 2015. Revenue from the public carriers, contractors and program managers market decreased by 30.0% due to a dramatic slowdown in purchases by our cellular carrier customers, primarily the two largest U.S. carriers and the general contractors and integrators doing work on their behalf. We believe this slowdown relates to many factors, including increased carrier competition, excess inventory in the channel, reduction in building of macro tower sites and increased concerns over costs. However, we believe the carriers will need to accelerate their build plans in the future, but the timing of such an acceleration is still uncertain. This slowdown also partially affected our commercial dealers and resellers market which decreased by 3.1%. Revenue within the government system operators market increased by 4.8% for fiscal year 2016 as compared to fiscal year 2015. This growth within the government system operators market in fiscal year 2016 was due to our continued investment in this market, which has led to more government contracts and deeper relationships with our customers. Revenues in our retail, independent dealer agent and carriers market increased 13.7%, and was largely driven by new customer sales of

Otterbox and Ventev® products. Revenues from the private system operators market decreased 1.3%.

Gross Profit. Gross profit decreased 4.8% in fiscal year 2016 compared to fiscal year 2015. This decrease was primarily driven by a 27.5% decrease in our public carriers, contractors, and program managers market, and to a much lesser extent by a 3.3% decrease in our commercial dealers and resellers market and a 1.3% decrease in our private system operators market. These declines were partially offset by increases in our retail, independent dealer agents and carriers market of 4.0% and in our government system operators market of 2.4%. Overall gross profit margin decreased slightly to 21.1% in fiscal year 2016, compared to 21.4% in fiscal year 2015, primarily due to changes in customer and product mix. The largest driver of the reduced gross margin was in the retail market due to a higher percentage of sales of lower margin Otterbox products and increased customer consolidation which provides our customers with larger purchasing power.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise short notice. Our customer relationships could also be affected by wireless carrier consolidation or global financial crisis.

We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for each of the last three fiscal years.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses were flat during fiscal year 2016 as compared to fiscal year 2015. Total selling, general and administrative expenses as a percentage of revenues increased slightly from 18.8% in fiscal year 2015 to 19.4% in fiscal year 2016. The following are descriptions of changes in significant components of selling, general, and administrative expenses:

•

Marketing expenses increased by $2.1 million, or 25.5%, in fiscal year 2016 as compared to fiscal year 2015, primarily due to direct marketing costs associated with improved design and content of our TESSCO.com website and increased market development funds associated with the increase in sales to our retail customers.

•	Compensation and benefits expense decreased by $1.1 million, or 1.7%, in fiscal year 2016 as compared to fiscal year 2015.
•

Pay for performance bonus expense (including both cash and equity plans) decreased by $1.0 million in fiscal year 2016 as compared to fiscal year 2015. Our bonus programs are all based on annual performance targets. The relationship between targeted performance and actual performance led to lower bonus accruals in fiscal year 2016 than in fiscal year 2015.

•

During the fourth quarter of fiscal year 2016, we received the results of a software license audit conducted by a major software provider. After significant negotiations, we settled the audit for $1.5 million, which we accrued in the fourth quarter of fiscal year 2016 and will be paid in the first quarter of fiscal year 2017. The ongoing annual cost from the results of this audit is minimal.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $637,100 and $943,300 for fiscal year 2016 and fiscal year 2015, respectively.

Interest, Net. Net interest expense was essentially flat, at $167,300 in fiscal year 2015 and $161,300 in fiscal year 2016.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2016 and 2015 were 39.8% and 39.2%, respectively. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2016 decreased 38.1% and 37.5%, respectively, compared with fiscal year 2015.

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenues. Revenues for fiscal year 2015 decreased 1.9% as compared to fiscal year 2014. Revenue from the public carriers, contractors and program managers market decreased by 14.6% due to a dramatic slowdown in purchases by our cellular carriers, primarily the two largest U.S. carriers and the general contractors and integrators doing work on their behalf. This slowdown also affected our commercial dealers and resellers market which decreased by 4.5%. Revenue within the government system operators market decreased by 6.7% for fiscal year 2015 as compared to fiscal year 2014.  These declines were partially offset by increases in the private system operators and the retail, independent dealer agent and carriers markets of 6.3% and 9.5%, respectively. Growth in our retail, independent dealer agent and carriers market was largely driven by the launch of various new Samsung and Apple devices.

Gross Profit. Gross profit decreased 6.9% in fiscal year 2015 compared to fiscal year 2014. This decrease was primarily driven by a 24.5% decrease in our public carriers, contractors, and program managers market, and to a much lesser extent by a 4.4% decrease in our commercial dealers and resellers market, a 3.3% decrease in our government system operators market, and a 2.8% decrease in our private system operator market. The gross margin decline in the public carriers, contractors and program manager market was largely a result of increased lower margin DAS projects coupled with a decline in cellular site building and upgrades. Although we saw growth in the private system operator market in fiscal year 2015, we also saw margin compression due to several larger sales of lower margin test equipment and DAS products. These declines were partially offset by a 1.7% increase in retailers, independent dealer agents and carriers market. Overall gross profit margin decreased to 21.4%, compared to 22.6% in fiscal year 2014, primarily due to changes in customer and product mix.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 2.8% during fiscal year 2015 as compared to fiscal year 2014. Total selling, general and administrative expenses as a percentage of revenues increased from 17.8% in fiscal year 2014 to 18.7% in fiscal year 2015, primarily as a result of investments in talent and technology. The following are descriptions of changes in significant components of selling, general, and administrative expenses:

•

Marketing expenses increased by $1.2 million, or 33.8%, in fiscal year 2015 as compared to fiscal year 2014, primarily due to direct marketing costs associated with improved design and content of our TESSCO.com website.

•

Corporate support expense increased approximately $1.7 million, or 25.5%, in fiscal year 2015 as compared to fiscal year 2014. This increase was primarily related to higher bad debt expense, as described below, in addition to higher new product development costs associated with our proprietary products.

•	Compensation and benefits expense increased by $3.2 million, or 5.4%, in fiscal year 2015 as compared to fiscal year 2014, primarily due to investments in key business generation positions.
•

Pay for performance bonus expense (including both cash and equity plans) decreased by $3.5 million in fiscal year 2015 as compared to fiscal year 2014. Our bonus programs are all based on annual performance targets. The relationship between targeted performance and actual performance led to lower bonus accruals in fiscal year 2015 than in fiscal year 2014.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $943,300 and $202,000 for fiscal year 2015 and fiscal year 2014, respectively. During fiscal year 2014, we experienced lower than normal bad debt expense due in part to changes in estimates of amounts previously reserved.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2016	2015	2014
Cash flow provided by operating activities	$20,141,100	$11,079,800	$18,665,400
Cash flow used in investing activities	(3,513,800)	(2,947,600)	(4,715,500)
Cash flow used in financing activities	(7,268,500)	(12,076,100)	(6,950,000)
Net increase (decrease) in cash and cash equivalents	$9,358,800	$(3,943,900)	$6,999,900

We generated $20.1 million of net cash from operating activities during fiscal year 2016. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), a decrease in accounts receivable and product inventory, and a decrease in prepaid expenses and other current assets, partially offset by a decrease in trade accounts payable and accrued expense and other current liabilities. The decrease in accounts receivable was primarily related to better collections in the fourth quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015. The decrease in inventory was primarily due an effort to reduce overall inventory levels while maintaining high service levels.  The reduction in prepaid expenses and other assets as well as the decrease in accrued expense and other liabilities are both primarily related to a tower owner customer whose inventory we have held on its behalf since fiscal year 2015.  Because we held the inventory on the tower owner’s behalf, the cost of these goods was recorded in prepaid expenses and other current assets, and we were unable to recognize the revenue and related cost of goods sold associated with the transaction until the product physically ships.  During fiscal year 2016, the customer took possession of the majority of this inventory and therefore the deferred revenue and cost of goods sold were partially recognized.

We generated $11.1 million of net cash from operating activities during fiscal year 2015. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), a decrease in accounts receivable, and an increase in accrued expenses and other current liabilities, partially offset by an increase in product inventory, prepaid expenses and other current assets. The decrease in accounts receivable was primarily related to lower sales volume in the fourth quarter of fiscal year 2015 as compared to the fourth quarter of fiscal year 2014. The increase in inventory was primarily due to a $7.0 million increase in mobile device accessories inventory related to iPhone 6 products, the purchase of Apple connectors for our Ventev® charging solutions and increased inventory from key suppliers.  Inventory related to our base station infrastructure product remained relatively flat. We increased inventory levels in fiscal year 2015 in preparation of the build season, but this increase was almost fully offset by payment in fiscal year 2015 from a tower owner customer of approximately $8 million for inventory that we continued to hold on its behalf.  Because the Company continued to hold the inventory on the tower owner’s behalf, the cost of these goods was recorded in prepaid expenses and other current assets, and we were unable to recognize the revenue and related cost of goods sold associated with the transaction because the product had not physically shipped. This tower owner operates in the public carrier, contractor and program manager market. The $8.1 million increase in accrued expenses and other current liabilities and offsetting increase of $8.5 million in prepaid expenses and other current assets was primarily due to the deferral of this transaction.

In fiscal year 2014 our cash inflow from operating activities of $18.7 million was driven by net income (net of depreciation and amortization and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by a decrease in trade accounts payable and accrued payroll, benefits, and taxes. The decrease in accounts receivable was related to the transition of our former relationship with AT&T, which was completed during the fourth quarter of fiscal year 2013. The decrease in trade accounts payable was caused by the timing of inventory purchases in the fourth quarter. The decrease in accrued payroll, benefits, and taxes was driven by higher bonus accruals in fiscal year 2013 (and their subsequent payouts in fiscal year 2014) compared to bonus accruals in fiscal year 2014.

Capital expenditures of $3.5 million in fiscal year 2016 were up from $3.0 million in fiscal year 2015 and down from $4.7 million in fiscal year 2014.  Fiscal year 2016, 2015 and 2014 capital expenditures were largely comprised of investments in information technology of $3.1 million, $2.6 million and $4.3 million, respectively.

Cash flows used in financing activities were primarily related to cash dividends paid to shareholders and purchases of stock from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation and proceeds from issuance of stock. The significant increase in cash used in financing activities during fiscal year 2015 was due to the purchase of shares under our expanded stock buyback program, as discussed below.

On April 23, 2014, our Board of Directors expanded our then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Our Board of Directors believes that the repurchase of our shares, when appropriate, is an excellent use of funds to enhance long-term shareholder value. Purchases were funded from working capital and/or our revolving credit facility. Shares could be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or other transactions managed by broker-dealers. During fiscal year 2015, we purchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. No shares were repurchased during fiscal years 2016 or 2014. The stock buyback program expired in April 2016.

We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested equity grants. For fiscal years 2016 and 2015 this totaled $937,300 and $1,612,900, respectively.

We have a term loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank, that is payable in monthly installments of principal and interest with the balance due at maturity, on October 1, 2018. The note bears interest at a floating rate of LIBOR plus 2.00%. The note is secured by a first position deed of trust encumbering our company-owned real property in Hunt Valley, Maryland. The loan is subject to generally the same financial covenants as are applicable to our revolving credit facility described below, and had a balance of $1.9 million as of March 27, 2016.

We are party to an unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, with interest payable monthly at the LIBOR rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a minimum tangible net worth, minimum cash flow coverage of debt service, and a maximum funded debt to EBITDA ratio. These financial covenants also apply to the separate but related term loan secured by our Hunt Valley, Maryland facility discussed below. The terms applicable to our revolving credit facility and term loan also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 27, 2016 we had no balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. We have entered into several modification agreements providing for term extensions and certain modifications to the provisions applicable to the credit facility.

During the second quarter of fiscal year 2016, we entered into a Tenth Modification Agreement (the “Tenth Modification Agreement”), dated as of September 24, 2015, further modifying the Credit Agreement and related promissory note for the revolving credit facility discussed above. Pursuant to and in connection with the Tenth Modification Agreement, the term of the revolving credit facility was extended from October 1, 2016 to October 1, 2018. In addition, the amount of dividend payments allowable under the Credit Facility was increased from $8.0 million (the previous stated amount) to $9.0 million in any 12 month period, assuming continued compliance with the otherwise applicable terms.

The terms of this revolving credit facility, as amended, allow us to repurchase up to $30.0 million of our common stock (measured forward to the present date from the date of inception of the Credit Agreement, May 31, 2007). As of March 27, 2016, we had repurchased an aggregate of $18.3 million of common stock since May 31, 2007, leaving $11.7 million available for future repurchases, without the consent of our lenders or a further amendment to the terms of the facility.

At the end of fiscal year 2016, we were in compliance with the financial covenants applicable under our revolving credit facility and term loan with SunTrust Bank and Wachovia Bank, National Association. Many of these covenants are, however, measured on a rolling four quarter basis.   Accordingly, our fourth quarter fiscal year 2016 operating results put pressure on these covenants going forward.  We previously issued financial guidance that suggests that our first quarter fiscal year 2017 operating results will be lower than the first quarter of fiscal year 2016, which would put yet additional pressure on these covenants, and likely result in us not meeting one of our current financial covenants at the end of the first quarter of fiscal year 2017. Absent a covenant waiver or adjustment, any such violation would eliminate our borrowing capacity under our revolving credit facility and entitle the banks to exercise the remedies available to them under the applicable loan documents, including to demand payment of all amounts outstanding.

At the end of fiscal year 2016, there was no balance outstanding under our revolving line of credit and $1.9 million outstanding under the term loan. We have not borrowed under our revolving credit facility since the third quarter of fiscal year 2016.

To mitigate this potential bank covenant violation risk and any corresponding impact on liquidity, we are engaged in ongoing discussions and negotiations with SunTrust Bank to replace our existing unsecured revolving credit facility and term loan with an asset based revolving credit facility.  This new facility, if established, would be secured and would therefore in some respects be more restrictive, but also should allow for improved pricing and greater flexibility in terms of financial covenants and ratios going forward. We are actively pursuing the establishment of this new facility with a goal of it being in place by the end of the first quarter of fiscal year 2017.  However, there is no binding commitment on the part of SunTrust Bank and no assurance that we will be successful in establishing this facility by then, or at all.  We consider our relationship with our banks to be good, but could also seek and expect that we would be able to access financing elsewhere, if needed.  Although under some circumstances we may be forced to more closely manage our operating cash flow, we believe, based on our forecast operating cash flow and under the circumstances, that our anticipated cash on hand and access to financing will provide us with sufficient liquidity, and that the circumstances, as described above, will not have a material impact on our business or operations.  We ended fiscal year 2016 with $16.9 million in cash on our balance sheet and did not borrow on our existing credit facility at all during the fourth quarter of fiscal year 2016 or through the first two months of fiscal year 2017.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 27, 2016, the principal balance of this term loan was approximately $82,600.

Working capital (current assets less current liabilities) increased slightly to $82.5 million as of March 27, 2016, from $82.2 million as of March 29, 2015. Shareholders' equity decreased to $112.5 million as of March 27, 2016, from $113.1 million as of March 29, 2015, primarily due to fiscal year 2015 net income being offset by the combination of cash dividends paid.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility (including any amendment or replacement thereof), or if needed, financing we believe would be available to us from other sources, will be sufficient to support our operations for at least the next twelve months. We expect to meet short-term liquidity needs through cash on our balance sheet and operating cash flow, supplemented by our revolving credit facility, assuming it remains available; and we expect to meet long term liquidity needs through these same resources, except that we expect to replace our existing revolving credit facility, if needed, with a new asset based facility, as discussed above. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding, either to fund an acquisition or major capital purchase, or to support our cash flow needs in the event of the termination of our existing revolving credit facility before it can be replaced with an asset based facility, would be available on terms acceptable to us, if at all.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 27, 2016:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1-3	Years 4-5	5 Years

Long-Term Debt Obligations	$1,957,500	$251,200	$504,000	$1,202,300	$—
Revolving credit facility	—	—	—	—	—
Lease Obligations	5,176,200	2,987,400	2,172,700	16,100	—
Interest payments (1)	155,200	44,500	71,000	39,700	—
Other Long-Term Liabilities (2)	1,162,500	75,000	150,000	150,000	787,500
Tax contingency reserves (3)	528,600	—	—	—	—
Total contractual cash obligations	$8,980,000	$3,358,100	$2,897,700	$1,408,100	$787,500

(1)	Interest payments include amounts owed on notes payable at their stated contractual rate, as well as interest payments on the note for our long term loan at a variable rate of LIBOR plus 2.00%.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.
(3)

We are unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $0.5 million balance of our tax contingency reserves, net of federal tax benefits. See further discussion in Note 13—"Income Taxes" to the consolidated financial statements set forth elsewhere herein.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal year 2016).

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet as of March 27, 2016, includes goodwill of approximately $11.7 million and other indefinite lived intangible assets of $850,000. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Based on the Company’s qualitative assessment for fiscal year 2016, we have concluded that it is not more likely than not that the carrying value of our sole reporting unit with goodwill or intangible assets is above the fair value of the related reporting unit.  As a result, no quantitative testing was deemed necessary for fiscal year 2016. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

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

We account for income taxes under the FASB’s ASC on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 27, 2016, we had total net unrecognized tax benefits of approximately $528,600, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. This ASU require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The company elected to adopt this standard effective March 27, 2016, and has applied the guidance retrospectively. The Company restated its consolidated balance sheet as of March 29, 2015 to reflect the reclassification of $3.9 million of deferred tax assets from current to noncurrent.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We are currently in the process of assessing what impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be adopted on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect this ASU will have a material impact on the Company’s consolidated financial statements or related disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates.  We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations.  We do not have a current interest rate swap relating to our bank term loan.  Our variable rate debt obligations of approximately $1.9 million at March 27, 2016 expose us to the risk of rising interest rates, but management does not believe that the potential exposure is material to our overall financial position or results of operations.  Based on March 27, 2016 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Over 99% of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 27,	March 29,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$16,882,800	$7,524,000
Trade accounts receivable, net of allowance for doubtful accounts of $841,400 and $664,900, respectively	58,315,700	59,572,100
Product inventory, net	53,903,900	72,363,600
Prepaid expenses and other current assets	5,917,100	10,868,900
Total current assets	135,019,500	150,328,600

Property and equipment, net	19,895,400	21,111,800
Goodwill, net	11,684,700	11,684,700
Deferred tax assets	—	495,900
Other long-term assets	2,816,400	2,619,600
Total assets	$169,416,000	$186,240,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,986,000	$51,804,200
Payroll, benefits and taxes	4,927,900	5,531,900
Income and sales tax liabilities	1,456,800	1,832,400
Accrued expenses and other current liabilities	3,874,100	8,688,500
Revolving line of credit	—	—
Current portion of long-term debt	251,100	250,700
Total current liabilities	52,495,900	68,107,700

Deferred tax liabilities	379,400	—
Long-term debt, net of current portion	1,706,500	1,957,500
Other long-term liabilities	2,306,900	3,033,300
Total liabilities	56,888,700	73,098,500

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 13,970,394 shares issued and 8,272,124 shares outstanding as of March 27, 2016, and 13,817,239 shares issued and 8,159,592 shares outstanding as of March 29, 2015	97,600	96,100
Additional paid-in capital	58,113,800	56,517,600
Treasury stock, at cost, 5,698,270 shares outstanding as of March 27, 2016 and 5,657,647 shares outstanding as of March 29, 2015	(57,245,200)	(56,307,900)
Retained earnings	111,561,100	112,836,300
Total shareholders’ equity	112,527,300	113,142,100
Total liabilities and shareholders’ equity	$169,416,000	$186,240,600

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

	Fiscal Years Ended
	March 27, 2016	March 29, 2015	March 30, 2014

Revenues	$530,682,100	$549,619,000	$560,086,600
Cost of goods sold	418,716,200	431,980,500	433,728,700
Gross profit	111,965,900	117,638,500	126,357,900
Selling, general and administrative expenses	102,932,300	102,686,700	99,868,000
Restructuring Charge	—	573,400	—
Income from operations	9,033,600	14,378,400	26,489,900
Interest expense, net	161,300	167,300	177,700
Income before provision for income taxes	8,872,300	14,211,100	26,312,200
Provision for income taxes	3,531,800	5,576,800	10,063,100
Net income	$5,340,500	$8,634,300	$16,249,100
Basic earnings per share	$0.65	$1.05	$1.98
Diluted earnings per share	$0.65	$1.04	$1.94

Cash dividends declared per common share	$0.80	$0.80	$0.74

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 31, 2013	7,987,900	91,500	50,481,600	(48,438,300)	100,667,800	102,802,600
Proceeds from issuance of stock	23,542	200	602,800	—	—	603,000
Treasury stock purchases	(72,116)	—	—	(1,646,300)	—	(1,646,300)
Non-cash stock compensation expense	241,158	2,500	2,084,600	—	—	2,087,100
Excess tax benefit from stock-based compensation	—	—	818,700	—	—	818,700
Cash dividends paid	—	—	—	—	(6,086,100)	(6,086,100)
Net income	—	—	—	—	16,249,100	16,249,100
Balance at March 30, 2014	8,180,484	94,200	53,987,700	(50,084,600)	110,830,800	114,828,100
Proceeds from issuance of stock	19,425	200	540,000	—	—	540,200
Treasury stock purchases	(211,033)	—	—	(6,223,300)	—	(6,223,300)
Non-cash stock compensation expense	170,716	1,700	1,159,600	—	—	1,161,300
Excess tax benefit from stock-based compensation	—	—	830,300	—	—	830,300
Cash dividends paid	—	—	—	—	(6,628,800)	(6,628,800)
Net income	—	—	—	—	8,634,300	8,634,300
Balance at March 29, 2015	8,159,592	96,100	56,517,600	(56,307,900)	112,836,300	113,142,100
Proceeds from issuance of stock	25,067	300	487,000	—	—	487,300
Treasury stock purchases	(40,623)	—		(937,300)	—	(937,300)
Non-cash stock compensation expense	128,088	1,200	727,800	—	—	729,000
Excess tax benefit from stock-based compensation	—	—	381,400	—	—	381,400
Cash dividends paid	—	—	—	—	(6,615,700)	(6,615,700)
Net income	—	—	—	—	5,340,500	5,340,500
Balance at March 27, 2016	8,272,124	$97,600	$58,113,800	$(57,245,200)	$111,561,100	$112,527,300

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	March 27, 2016	March 29, 2015	March 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,340,500	$8,634,300	$16,249,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,730,000	4,583,600	4,865,000
Gain on sale of property and equipment	—	(3,000)	(29,500)
Non-cash stock-based compensation expense	729,000	1,161,300	2,087,100
Deferred income taxes and other	(47,687)	1,347,200	(1,042,400)
Change in trade accounts receivable	1,256,400	7,923,600	14,681,900
Change in product inventory	18,459,700	(10,407,900)	(1,042,100)
Change in prepaid expenses and other current assets	4,951,800	(8,532,300)	1,145,700
Change in trade accounts payable	(9,818,200)	1,047,300	(14,452,400)
Change in payroll, benefits and taxes	(604,000)	(2,138,200)	(4,008,400)
Change in income and sales tax liabilities	(375,600)	(645,300)	(53,000)
Change in accrued expenses and other current liabilities	(4,480,800)	8,109,200	264,400
Net cash provided by operating activities	20,141,113	11,079,800	18,665,400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,513,813)	(2,950,600)	(4,745,000)
Proceeds from sale of property and equipment	—	3,000	29,500
Net cash used in investing activities	(3,513,813)	(2,947,600)	(4,715,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(250,600)	(250,200)	(249,600)
Proceeds from issuance of stock	153,700	195,900	213,300
Cash dividends paid	(6,615,700)	(6,628,800)	(6,086,100)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(937,300)	(6,223,300)	(1,646,300)
Excess tax benefit from stock-based compensation	381,400	830,300	818,700
Net cash used in financing activities	(7,268,500)	(12,076,100)	(6,950,000)

Net increase (decrease) in cash and cash equivalents	9,358,800	(3,943,900)	6,999,900

CASH AND CASH EQUIVALENTS, beginning of period	7,524,000	11,467,900	4,468,000

CASH AND CASH EQUIVALENTS, end of period	$16,882,800	$7,524,000	$11,467,900

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal years ended March 27, 2016, March 29, 2015, and March 30, 2014 each contain 52 weeks.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At March 27, 2016 and March 29, 2015, the Company had a reserve for excess and/or obsolete inventory of $6,071,100 and $5,780,600, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

	Useful lives

Information technology equipment and software	1	-	5	years
Configuration, Fulfillment and Delivery technology system			7	years
Furniture, telephone system, equipment and tooling	3	-	10	years
Building, building improvements and leasehold improvements	2	-	40	years

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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges in fiscal years 2016, 2015, or 2014.

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

The indefinite lived intangible asset impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment, the Company then determines the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. These estimates of discounted cash flows will likely change over time as impairment tests are performed. Estimates of fair value are also adversely affected by increases in interest rates and the applicable discount rate.

Based on the Company’s qualitative and/or quantitative impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2016, 2015, or 2014.

The methods of assessing fair value for our reporting unit with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the ASC No. 605-45, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal year 2016). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 1% of total revenues for fiscal years 2016, 2015 and 2014.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2016, 2015, and 2014.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC 605-50-45: Customer’s Characterization of Certain Considerations Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $13,642,700, $13,700,000, and $13,364,600 for fiscal years 2016, 2015, and 2014, respectively.

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

Impact of Recently Issued Accounting Standards

In February 2015, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The company elected to adopt this standard effective March 27, 2016, and has applied the guidance retrospectively. The Company restated its consolidated balance sheet as of March 29, 2015 to reflect the reclassification of $3.9 million of deferred tax assets from current to noncurrent.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The company is currently in the process of assessing what impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

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

Note 3. Reclassification

Prior to the third quarter of fiscal year 2016, the Company classified indirect costs relieved from inventory upon a sale as selling, general and administrative expenses, as opposed to cost of goods sold. The financial results presented in these financial statements correctly reflect indirect costs relieved from inventory as cost of goods sold for all periods. The accompanying Consolidated Statements of Income have been adjusted to correct this immaterial error in the classification of indirect inventory costs in the income statement. This resulted in an increase in cost of goods sold, and a corresponding decrease in selling, general and administrative expenses, of $13.3 million and $11.8 million, respectively, for fiscal years 2015 and 2014. These corrections had no impact on previously reported revenues, operating margin, net income, earnings per share or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

As of March 27, 2016 the Company adopted Accounting Standards Update No. 2015-17, Income Taxes, as discussed in Note 2. As such, the Company restated its consolidated balance sheet as of March 29, 2015 to reflect the reclassification of $3.9 million of deferred tax assets from current to noncurrent.

Note 4. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2016	2015

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	21,437,200	21,375,500
Information technology equipment and computer software	28,856,300	25,751,500
Furniture, telephone system, equipment and tooling	7,732,600	7,809,400
	62,766,900	59,677,200
Less accumulated depreciation and amortization	(42,871,500)	(38,565,400)
Property and equipment, net	$19,895,400	$21,111,800

Depreciation and amortization of property and equipment was $4,730,000, $4,583,600, and $4,852,800 for fiscal years 2016, 2015 and 2014, respectively.

Capitalized internally developed computer software, net of accumulated amortization, as of March 27, 2016 and March 29, 2015 was $2,212,400 and $844,000, respectively. Amortization expense of capitalized internally developed computer software was $1,194,200, $797,800, and $980,300 for fiscal years 2016, 2015, and 2014.

Note 5. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 27, 2016 and March 29, 2015, consists of indefinite lived intangible assets in the amount of $850,000. Amortization expense relating to other intangible assets was $12,300 for fiscal year 2014. At March 27, 2016 and March

29, 2015, amortizable intangible assets were fully amortized. There were no changes in the carrying amount of goodwill for the fiscal years ended March 27, 2016 and March 29, 2015.

Note 6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 27, 2016	March 29, 2015
Deferred Revenue	$2,136,600	$6,959,300
Other Accrued Expenses	1,737,500	1,729,200
Total Accrued Expenses	$3,874,100	$8,688,500

Note 7. Borrowings Under Revolving Credit Facility

On May 31, 2007, pursuant to a Credit Agreement, the Company established a revolving credit facility with both Wells Fargo Bank, National Association and SunTrust Bank. The facility is unsecured and provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin. The terms of the revolving credit facility require the Company to meet certain financial covenants and ratios and contain other limitations, including certain restrictions on dividend payments. Borrowing availability under the facility is also subject to a borrowing base, based on levels of trade accounts receivable and inventory. This credit facility has been amended several times, most recently on September 24, 2015 (the Tenth Modification Agreement).  Currently the credit facility has a maximum borrowing limit of $35.0 million and has a term expiring in October 2018.  In addition, the credit facility now contains an accordion feature that permits the lenders’ aggregate commitment to be increased to a maximum of $45.0 million, subject to lenders’ discretion and other customary conditions. The amount of dividend payments allowed to be made by the Company under the Credit Facility is $9.0 million in any 12 month period.  The dollar amount of stock repurchases permitted under the term of the credit facility is $30.0 million. As of March 27, 2016, the Company had the ability to purchase approximately $11.7 million in additional shares of common stock without violating this covenant. The financial covenants included in the Credit Agreement for the unsecured revolving credit facility are also applicable to the Company's existing term loan (see Note 8) with the same lenders. Accordingly, any amendment to the financial covenants in the Credit Agreement also has the effect of amending the financial covenants applicable to the term loan.

The facility provides for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin ranging from 1.50% to 2.50%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 1.69%, 1.65%, and 2.35% for fiscal years 2016, 2015, and 2014, respectively. Interest expense on this revolving credit facility for fiscal years 2016, 2015, and 2014 totaled $59,000, $78,200, and $53,400, respectively. Average borrowings under this revolving credit facility totaled $3,454,500, $4,672,300, and $2,243,900 and maximum borrowings totaled $12,301,100, $17,331,900, and $13,467,000, for fiscal years 2016, 2015, and 2014, respectively.

As of March 27, 2016 and March 29, 2015, the Company had no outstanding balance on its revolving credit facility. Therefore, the Company had $35.0 million available on its revolving line of credit facility as of both March 27, 2016 and March 29, 2015.

The Company was in compliance with the terms and financial covenants applicable to each of the revolving credit facility and term loan facility at the end of fiscal years 2016, 2015, and 2014.

Note 8. Long-Term Debt

On June 30, 2004, the Company refinanced its previously existing term loan with a bank. The original principal amount of the loan was $4.5 million, payable in monthly installments of principal and interest with the balance due at the initial maturity date, June 30, 2011. On October 7, 2015, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, to extend the maturity date of the existing term loan to October 1, 2020. The interest rate on this term loan is LIBOR plus 2.00%. The note is secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The loan is generally subject to the same financial covenants as the Company’s revolving credit facility (see Note 7), which requires the Company to meet certain financial covenants and ratios and contains other limitations, including certain restrictions on dividend payments. The balance of this note at March 27, 2016 and March 29, 2015 was $1,875,000 and $2,100,000, respectively. The weighted average interest rate on borrowings under this note was 2.21%, 2.19%, and 2.18% for fiscal years 2016, 2015, and 2014, respectively. Interest expense under this note was $43,900, $48,400, and $54,500 for fiscal years 2016, 2015, and 2014, respectively.

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At March 27, 2016 and March 29, 2015, the principal balance of this term loan was $82,600 and $108,200, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $2,000, $2,400, and $2,900 for fiscal years 2016, 2015, and 2014, respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 27, 2016, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2017	$251,100
2018	251,900
2019	252,300
2020	227,300
2021	975,000
Thereafter	—
$1,957,600

Note 9. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2016, 2015 and 2014 totaled $3,035,600, $2,970,300, and $3,004,300, respectively.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2017. Monthly rent payments now range from $167,600 to $177,700 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2017; however, the Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $34,300 to $35,700 through the remaining lease term.

Additional sales and marketing offices are located in additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement expiring on October 31, 2018.  Monthly rent payments range from $15,800 to $16,900 through the remaining lease term.

The Company’s minimum future obligations as of March 27, 2016 under existing operating leases are as follows:

Fiscal year:
2017	$2,987,400
2018	2,024,800
2019	147,900
2020	15,400
2021	700
Thereafter	—
$5,176,200

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on the Company’s financial condition or results of operations. In addition, from time to time, the Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. No federal, state and local tax returns are currently under examination.

As the Company is routinely audited by state taxing authorities, the Company has estimated exposure and established reserves for its estimated sales tax audit liability.

Note 10. Operating Segment

The Company evaluates its business as one segment, as the chief operating decision maker reviews results as one unit. However, to provide investors with increased visibility into the markets it serves, the Company also reports revenue and gross profit by the following customer markets: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use; (3) private system operators including commercial entities such as major utilities and transportation companies that run wireless networks for their own use; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (5) retailers, independent dealer agents and carriers. Beginning in the third quarter of fiscal year 2015, the Company began reporting private system operators and government system operators as two separate markets. All prior periods have been restated to reflect this change.

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

Market activity for the fiscal years ended 2016, 2015 and 2014 is as follows (in thousands):

	March 27, 2016	March 29, 2015	March 30, 2014
Revenues
Public Carriers, Contractors & Program Managers	$89,171	$127,426	$149,195
Government System Operators	33,009	31,495	33,757
Private System Operators	85,563	86,725	81,560
Commercial Dealers & Resellers	129,986	134,195	140,552
Retailer, Independent Dealer Agents & Carriers	192,953	169,778	155,023
Total revenues	$530,682	$549,619	$560,087

Gross Profit
Public Carriers, Contractors & Program Managers	$15,155	$20,915	$27,708
Government System Operators	7,713	7,535	7,791
Private System Operators	20,601	20,866	21,475
Commercial Dealers & Resellers	33,781	34,948	36,567
Retailer, Independent Dealer Agents & Carriers	34,716	33,375	32,817
Total gross profit	$111,966	$117,639	$126,358

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

Supplemental revenue and gross profit information by product category for the fiscal years 2016, 2015 and 2014 are as follows (in thousands):

	March 27, 2016	March 29, 2015	March 30, 2014
Revenues
Base station infrastructure	$206,604	$224,135	$252,983
Network systems	83,480	96,399	89,411
Installation, test and maintenance	34,936	41,790	45,343
Mobile device accessories	205,662	187,295	172,350
Total revenues	$530,682	$549,619	$560,087

Gross Profit
Base station infrastructure	51,610	55,732	64,318
Network systems	12,893	13,549	13,988
Installation, test and maintenance	6,607	8,351	9,306
Mobile device accessories	40,856	40,007	38,746
Total gross profit	$111,966	$117,639	$126,358

Note 11. Restructuring Charge

In the fourth quarter of fiscal year 2015, recognizing the ongoing challenging conditions caused by the carrier spending slowdown, the Company took actions to restructure costs, resulting in a $0.6 million pre-tax charge, which is included in our Consolidated Statements of Income for fiscal year 2015. The restructuring charge primarily consists of severance-related expenses associated with a reduction in headcount paid in the fourth quarter of fiscal year 2015 through the first quarter fiscal year 2016.

Note 12. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. During fiscal year 2015, the Company purchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. No shares were repurchased under the program in fiscal years 2016 and 2014. As of March 27, 2016, $5.4 million remained available for repurchase under this program. The stock buyback program expired in April 2016.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2016, 2015, and 2014 the total value of shares withheld for taxes was $937,300, $1,612,900, and $1,646,300, respectively.

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of income is as follows:

	2016	2015	2014

Statutory federal rate	34.0%	34.2%	35.0%
State taxes, net of federal benefit	4.5	4.1	3.3
Non-deductible expenses	2.1	0.9	0.7
Other	(0.8)	—	(0.8)
Effective rate	39.8%	39.2%	38.2%

The provision for income taxes was comprised of the following:

	2016	2015	2014

Federal: Current	$2,350,000	$3,035,400	$9,252,700
Deferred	763,100	1,964,800	(396,600)
State: Current	345,100	398,500	1,212,400
Deferred	73,600	178,100	(5,400)
Provision for income taxes	$3,531,800	$5,576,800	$10,063,100

Total net deferred tax assets as of March 27, 2016 and March 9, 2015, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities, are as follows:

	2016	2015
Net deferred tax assets (liabilities):
Deferred compensation	$357,500	$802,700
Accrued vacation	534,200	554,100
Deferred rent	459,100	687,500
Allowance for doubtful accounts	266,300	232,800
Inventory reserves	2,264,500	2,175,500
Sales tax reserves	366,500	459,600
Other assets	475,200	516,000
Restricted Stock	—	89,600
Tax contingency reserve	247,600	286,200
Depreciation and amortization	(3,646,200)	(3,354,600)
Other liabilities	(374,100)	(312,400)
Accrued compensation	(577,600)	(873,700)
Prepaid expenses	(752,400)	(767,400)

Net Deferred Tax Asset (Liability)	$(379,400)	$495,900

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 27, 2016 or March 29, 2015.

As of March 27, 2016, the Company had gross unrecognized tax benefit of $290,400 ($188,800 net of federal benefit). As of March 30, 2015, the Company had gross unrecognized tax benefits of $394,400 ($256,400 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2016 was an expense of $16,600 (net of federal benefit) and the cumulative amount included as a liability in the consolidated balance sheet as of March 27, 2016 was $399,814 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2015 was a benefit of $31,600 (net of federal expense) and the cumulative amount included in the consolidated balance sheet as of March 29, 2015 was $323,800 (net of federal expense). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2014 was a benefit of $23,300 (net of federal benefit).

As of March 27, 2016, the total net amount of unrecognized tax benefits, inclusive of indirect tax benefits and deferred tax benefits was $188,800 and associated penalties and interest were $339,800. The net amount of $528,600, if recognized, would affect the effective tax rate.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, net of interest, is as follows:

	2016	2015	2014
Beginning balance of unrecognized tax benefit	$394,400	$1,665,000	$631,100
Decrease due to reclassification to income tax payable	—	(1,189,000)	—
Increase related to prior period tax positions	—	—	1,189,000
Increases related to current period tax positions	3,800	10,600	22,800
Reductions as a result of a lapse in the applicable statute of limitations	(107,800)	(92,200)	(177,900)
Ending balance of unrecognized tax benefits	$290,400	$394,400	$1,665,000

The Company files income tax returns in U.S. federal, state and local jurisdictions. Income tax returns filed for fiscal years 2008 and earlier are no longer subject to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination.

Certain income tax returns for fiscal years 2012 through 2016 remain open to examination by U.S. federal, state and local tax authorities.

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $635,500, $524,200, and $718,700 during fiscal years 2016, 2015, and 2014, respectively. As of March 27, 2016 plan assets included 133,102 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., Chairman, President and CEO of the Company. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $1,966,400 and $966,400, respectively, as of March 27, 2016 and $1,769,600 and $941,300, respectively, as of March 29, 2015, are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Note 15. Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
Amounts in thousands, except per share amounts	2016	2015	2014
Earnings per share – Basic:
Net earnings	$5,341	$8,634	$16,249
Less: Distributed and undistributed earnings allocated to nonvested stock	(15)	(47)	(134)
Earnings available to common shareholders – Basic	$5,326	$8,587	$16,115

Weighted average common shares outstanding – Basic	8,220	8,171	8,134

Earnings per common share – Basic	$0.65	$1.05	$1.98

Earnings per share – Diluted:
Net earnings	$5,341	$8,634	$16,249
Less: Distributed and undistributed earnings allocated to nonvested stock	(1)	(19)	(132)
Earnings available to common shareholders – Diluted	$5,340	$8,615	$16,117

Weighted average common shares outstanding – Basic	8,220	8,171	8,134
Effect of dilutive options	—	102	192
Weighted average common shares outstanding – Diluted	8,220	8,273	8,326

Earnings per common share – Diluted	$0.65	$1.04	$1.94

Anti-dilutive equity awards not included above	100	—	—

There were no stock options with respect to shares of common stock outstanding as of March 29, 2015 and March 30, 2014. At March 27, 2016, stock options with respect to 100,000 shares of common stock were outstanding, all of which were anti-dilutive. There were no anti-dilutive Performance Stock Units or Restricted Stock outstanding as of March 27, 2016, March 29, 2015, or March 30, 2014.

Note 16. Stock‑Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 27, 2016, March 29, 2015, and March 30, 2014 includes $729,000, $1,161,300, and $2,087,100, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 27, 2016, March 29, 2015, and March 30, 2014 includes $290,100, $441,300, and $797,300, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

The Company’s stock incentive plan is the Second Amended and Restated 1994 Stock and Incentive Plan (the 1994 Plan). On July 21, 2011, the Company’s shareholders approved an amendment to the 1994 Plan increasing the number of shares of common stock available for the grant of awards by 690,000 shares, from 2,638,125 to an aggregate of 3,553,125 shares of the Company's common stock. As of March 27, 2016, 306,296 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2016 fiscal year end, on May 11, 2016, based on fiscal year 2016 results, 103,000 shares related to Performance Stock Units (PSUs) were canceled, and as a result, these shares were made available for future grants. On April 30, 2016, 20,000 stock options were canceled due to an employee termination and these shares were also made available for future grants. Also on May 27, 2016 and May 11, 2016, respectively, additional PSUs and restricted stock awards were issued providing recipients with the opportunity to earn up to an aggregate of 194,000 and 10,000 additional shares, respectively of the Company’s common stock. Accordingly, as of May 27, 2016, an aggregate of 225,296 shares were available for issue pursuant to future awards.

No additional awards can be made under the 1994 Plan after July 21, 2016, without or unless made subject to shareholder approval of an extension of the plan term. The Company intends to seek shareholder approval at our 2016 Annual Meeting for an amended and restated 1994 Plan which would provide for, among other things, extension of the date through which awards may be granted and an increase in the number of shares available for future awards. Stock Options, restricted stock and PSU awards have historically been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

Performance Stock Units: The Company’s equity-based compensation philosophy is generally focused on granting performance-based and time-vested stock grants. Under a program established by the Board of Directors, Performance Stock Units (PSUs) have been granted under the 1994 Plan to selected employees. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC No. 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures. The Company’s estimated forfeiture rate is approximately 0% which is estimated primarily based on historical experience and expectations of future forfeitures.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2016, 2015 and 2014:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	203,841	$20.65	317,127	$15.96	455,979	$12.77
PSU’s Granted	103,000	22.15	91,000	29.28	112,000	19.91
PSU’s Vested	(87,648)	13.88	(125,347)	14.44	(199,066)	10.22
PSU’s Forfeited/Cancelled	(80,268)	28.57	(78,939)	21.61	(51,786)	18.47
Unvested shares available for issue under outstanding PSUs, end of period	138,925	$21.46	203,841	$20.65	317,127	$15.96

As of March 27, 2016, there was approximately $41,700 of total unrecognized compensation cost, net of forfeitures, related to PSUs earned. These costs are expected to be recognized over a weighted average period of one year.  Total fair value of shares vested during fiscal years 2016, 2015 and 2014 was $2,543,000, $4,364,500 and $4,531,700, respectively.

Of the 80,268 PSUs canceled during fiscal year 2016, 74,500 related to the fiscal year 2015 grant of PSUs and were canceled in May 2015. The PSUs were canceled because the applicable fiscal year 2015 performance targets were not fully satisfied. The remaining 5,768 PSUs were forfeited due to employee departures during fiscal year 2016. Per the provisions of the 1994 Plan, the shares related to these forfeited and canceled PSUs were added back to the 1994 Plan and became available for future issuance.

Of the PSUs outstanding at the end of fiscal year 2016 covering 138,925 non-vested shares, PSUs covering 103,000 shares were subsequently canceled in May 2016, based on fiscal year 2016 performance. These PSUs were canceled because fiscal year 2016 earnings per share did not fully reach the target performance set forth in the PSU grants. The remaining 35,925 shares covered by PSUs outstanding at the end of fiscal year 2016 were earned based on previous year performance, but were not yet vested as of March 27, 2016. Assuming the respective participants remain employed by, or affiliated with, the Company on the applicable vesting dates, these shares have vested and been issued, or will vest and be issued, on or about May 1 of 2016, and  2017, as follows:

Number of Shares
2016	26,736
2017	9,189
35,925

Subsequent to the Company’s 2016 fiscal year end, on May 27, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 194,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2017. These PSUs have only one measurement year (fiscal year 2017), with any shares earned at the end of fiscal year 2017 to vest 25% on or about each of May 1 of 2017, 2018, 2019 and 2020. Pursuant to the typical PSU award agreement, however, performance metrics are deemed met upon the occurrence of a change in control, and shares earned are issued earlier upon the occurrence of a change in control, or death or disability of the participant, or upon termination of the participant’s employment without cause or by the participant for good reason, as those terms are defined in the agreement.

Restricted Stock/Restricted Stock Units: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vested ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016. The weighted average fair value for these shares at the grant date was $10.56. On both March 27, 2016 and March 29, 2015, 22,500 shares of restricted stock were released and vested. As of March 27, 2016, there were no remaining unvested shares related to restricted stock.

On May 14, 2013, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 15,000 RSU awards to the non-employee directors of the Company with the exception of one individual who retired from the Board of Directors in July 2013. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule. These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2014, 2015, 2016 and 2017, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.  As of March 27, 2016, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately one year.

On May 8, 2014, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2015, 2016, 2017 and 2018, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 27, 2016, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately two years.

On May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued 25% on or about each of May 1 of 2016, 2017, 2018 and 2019, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 27, 2016, there was approximately $0.2 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years.

Subsequent to the Company’s 2016 fiscal year end, on May 11, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of May 1 of 2017, 2018, 2019 and 2020, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Compensation expense on restricted stock is measured using the grant date price, net of the present value of dividends expected to be paid on TESSCO common stock before the RSU award vests.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 27, 2016, March 29, 2015, and March 30, 2014 were $48,900, $67,300, and $68,400, respectively. During the fiscal years ended March 27, 2016, March 29, 2015, and March 30, 2014, 9,113, 8,547, and 9,604 shares were sold to employees under this plan, having a weighted average market value of $16.86, $22.93, and $22.21, respectively.

Stock Options:  During fiscal year 2016, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 100,000 stock options to employees of the Company with an average exercise price of $22.42 and a grant date fair value of $3.43.  The stock options vest 25% after one year and then 1/36 per month for the following three years. Subsequent to the Company’s 2016 fiscal year end, 20,000 of the stock options were forfeited due to employee departure during fiscal year 2017.  The unrecognized stock compensation related to stock options at March 27, 2016 was $0.3 million and will be recognized ratably over approximately four years.

The fair value of the Company’s stock options have been determined using the Black-Scholes-Merton option pricing model, with the following assumptions and resulting value:

	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2016 Grants	26.40%	1.67%	3.50%	4.0	$3.43

Stock options granted have exercise prices equal to the market price of the Company’s common stock on the grant date. The value of each option on the date of grant is amortized as a compensation expense over the option service period. This occurs without regard to the subsequent changes in stock price, volatility or interest rates over time, provided that the option remains outstanding. As of 2016 fiscal yearend, no options were available for exercise and no options had intrinsic value.

Note 17. Fair Value Disclosure

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

As of March 27, 2016 and March 29, 2015, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, our term loan, life insurance policies and other current liabilities approximate their fair values as of March 27, 2016 and March 29, 2015 due to their short term nature.

Fair value of long term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of March 27, 2016 and March 29, 2015  is estimated as follows:

	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to Baltimore County	$82,600	$78,700	$108,200	$102,300

Note 18. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2016, 2015, and 2014 totaled $1,979,800, $4,914,000, and $8,355,900, respectively. Cash paid for interest during fiscal years 2016, 2015, and 2014 totaled $180,300, $174,600, and $198,400, respectively. No interest was capitalized during fiscal years 2016 and 2014. Interest of $3,400 was capitalized during fiscal year 2015.

Note 19. Concentration of Risk

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2016, 2015, and 2014, sales of products purchased from the Company's top ten vendors accounted for 42%, 41%, and 43% of total revenues, respectively. In fiscal year 2015 and 2014, sales of product purchased from the Company’s largest vendor, CommScope Inc., accounted for approximately 14% and 16% of revenue, respectively. In fiscal year 2016, sales of product purchased from the Company’s largest vendor, Otter Products LLC, accounted for approximately 15% of total revenues and sales of product purchased from CommScope Inc. accounted for approximately 11%. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including Otter Products LLC and CommScope Inc., or of other suppliers whose products may be difficult to source on comparable terms elsewhere, or the loss of one or more of certain ongoing affinity relationships, would have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or vendor relationships. For fiscal years 2016, 2015, and 2014, sales of products to the Company's top ten customer relationships accounted for 22%, 20%, and 19% of total revenues, respectively. No customer accounted for more than 7% of total revenues in fiscal year 2016, 2015, and 2014.

Note 20. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 27, 2016 and March 29, 2015 is presented in the table below:

	Fiscal Year 2016 Quarters Ended				Fiscal Year 2015 Quarters Ended
	March 27,	December 27,	September 27,	June 28,	March 29,	December 28,	September 28,	June 29,
	2016	2015	2015	2015	2015	2014	2014	2014
Revenues	$114,154,100	$139,510,700	$142,353,300	$134,664,000	$112,962,200	$135,188,700	$148,521,800	$152,946,300
Cost of goods sold	91,135,200	110,057,300	111,841,600	105,682,100	88,650,400	106,367,800	116,160,800	120,801,500
Gross profit	23,018,900	29,453,400	30,511,700	28,981,900	24,311,800	28,820,900	32,361,000	32,144,800
Selling, general and administrative expenses	26,202,100	24,742,400	25,865,400	26,122,400	23,983,100	26,136,800	26,494,400	26,072,400
Restructuring charges	—	—	—	—	573,400	—	—	—
Operating expenses	26,202,100	24,742,400	25,865,400	26,122,400	24,556,500	26,136,800	26,494,400	26,072,400
(Loss) income from operations	(3,183,200)	4,711,000	4,646,300	2,859,500	(244,700)	2,684,100	5,866,600	6,072,400
Interest, net	12,400	55,500	47,100	46,300	28,200	61,300	49,400	28,400
(Loss) income before provision for income taxes	(3,195,600)	4,655,500	4,599,200	2,813,200	(272,900)	2,622,800	5,817,200	6,044,000
Provision for income taxes	(1,205,800)	1,768,800	1,850,900	1,117,900	(41,000)	941,600	2,303,600	2,372,600
Net (loss) income	$(1,989,800)	$2,886,700	$2,748,300	$1,695,300	$(231,900)	$1,681,200	$3,513,600	$3,671,400
Diluted (loss) earnings per share	$(0.24)	$0.35	$0.33	$0.20	$(0.03)	$0.20	$0.42	$0.44
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TESSCO Technologies Incorporated

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 27, 2016 and March 29, 2015, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 27, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 27, 2016 and March 29, 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 27, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 27, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 6, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

June 6, 2016

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 27, 2016.

The effectiveness of our internal control over financial reporting as of March 27, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TESSCO Technologies Incorporated

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 27, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TESSCO Technologies Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TESSCO Technologies Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 27, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 27, 2016 and March 29, 2015, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended March 27, 2016 of TESSCO Technologies Incorporated and subsidiaries and our report dated June 6, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

June 6, 2016

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

Consolidated Balance Sheets as of March 27, 2016 and March 29, 2015

Consolidated Statements of Income for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014

Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2016, March 29, 2015 and March 30, 2014

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	The following financial statement schedules are required to be filed by Item 8 and paragraph (b) of this Item 15 included herewith:

Schedule IIValuation and Qualifying Accounts

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

3.2.3

Second Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2016)

10.1.1

Amended and Restated Employment Agreement, dated March 26, 2016, with Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2016).

10.2.1	Employee Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S‑1 (No. 33‑81834)).
10.3.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.3.2	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2011).
10.3.3	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2013).
10.3.4	Form of Stock Option (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 27, 2015).
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

10.6.5

Fourth Modification Agreement, dated as of October 7, 2015, by and among the Company and certain subsidiaries, as borrowers and guarantor, as applicable, Wells Fargo Bank, National Association, as lender and Administrative Agent, and SunTrust Bank, as lender and Arrangement Agent (Term Loan) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2015).

10.6.6

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

10.6.8

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

10.6.9

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

10.6.10

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

10.6.11

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

10.6.12

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

10.6.13

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

10.6.14

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

10.6.15

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

10.6.16

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

10.6.17

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

10.6.18

Tenth Modification Agreement, made effective September 24, 2015, to Credit Agreement dated as of May 31, 2007, by and among the Company and certain subsidiaries, as borrowers, and SunTrust Bank and Wells Fargo Bank, National Association, as lenders (Revolving Line of Credit Facility) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2015).

10.6.19

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

10.8.1

Form of Severance and Restrictive Covenant Agreement entered into between the Company and each of Douglas A. Rein and Said Tofighi (incorporated by reference to Exhibit 10.10.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.8.2

Severance and Restrictive Covenant Agreement, dated May 27, 2014, and entered into between the Company and Aric Spitulnik (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 30, 2014).

10.8.3*	Form of Severance and Restrictive Covenant Agreement entered into between the Company and each of Craig A. Oldham and Steven K. Tom.
10.8.4

Letter Agreement, dated as of February 18, 2015, by and between the Company and Gerald T. Garland (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 20, 2015).

10.8.5

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
101.1*

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 27, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the years ended March 27, 2016, March 29, 2015 and March 30, 2014; (ii) Consolidated Balance Sheet at March 27, 2016 and March 29, 2015; (iii)  Consolidated Statement of Cash Flows for the years March 27, 2016 and March 29, 2015; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2016	2015	2014
Allowance for doubtful accounts:
Balance, beginning of period	$661,900	$1,080,300	$1,274,700
Provision for bad debts	637,100	943,300	202,000
Write-offs and other adjustments	(457,600)	(1,361,700)	(396,400)
Balance, end of period	$841,400	$661,900	$1,080,300

	2016	2015	2014
Inventory Reserve:
Balance, beginning of period	$5,780,600	$4,086,100	$3,336,700
Inventory reserve expense	3,412,000	4,303,000	2,917,200
Write-offs and other adjustments	(3,121,500)	(2,608,500)	(2,167,800)
Balance, end of period	$6,071,100	$5,780,600	$4,086,100

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Robert B. Barnhill, Jr.
Robert B. Barnhill, Jr., President
June 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert B. Barnhill, Jr.	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	June 6, 2016
Robert B. Barnhill, Jr.

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 6, 2016
Aric Spitulnik

/s/ Jay G. Baitler	Director	June 6, 2016
Jay G. Baitler

/s/ John D. Beletic	Director	June 6, 2016
John D. Beletic

/s/ Benn R. Konsynski	Director	June 6, 2016
Benn R. Konsynski

/s/ Dennis J. Shaughnessy	Director	June 6, 2016
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 6, 2016
Morton F. Zifferer