Form 10-Q
period 2016-06-26
TESSCO TECHNOLOGIES INC
filed 2016-08-04
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 29, 2016, was 8,309,241.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 26,	March 27,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,571,800	$16,882,800
Trade accounts receivable, net of allowance for doubtful accounts of $817,500 and $841,400, respectively	61,316,400	58,315,700
Product inventory, net	58,295,500	53,903,900
Prepaid expenses and other current assets	5,954,400	5,917,100
Total current assets	138,138,100	135,019,500

Property and equipment, net	19,309,500	19,895,400
Goodwill, net	11,684,700	11,684,700
Deferred tax assets	—	—
Other long-term assets	2,976,500	2,816,400
Total assets	$172,108,800	$169,416,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$49,443,500	$41,986,000
Payroll, benefits and taxes	4,032,600	4,927,900
Income and sales tax liabilities	1,256,800	1,456,800
Accrued expenses and other current liabilities	3,877,300	3,874,100
Revolving line of credit	—	—
Current portion of long-term debt	26,300	251,100
Total current liabilities	58,636,500	52,495,900

Deferred tax liabilities	372,100	379,400
Long-term debt, net of current portion	49,700	1,706,500
Other long-term liabilities	2,159,100	2,306,900
Total liabilities	61,217,400	56,888,700

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,015,086 shares issued and 8,304,703 shares outstanding as of June 26, 2016, and 13,970,394 shares issued and 8,272,124 shares outstanding as of March 27, 2016	98,100	97,600
Additional paid-in capital	58,246,300	58,113,800
Treasury stock, at cost, 5,710,383 shares outstanding as of June 26, 2016 and 5,698,270 shares outstanding as of March 27, 2016	(57,432,800)	(57,245,200)
Retained earnings	109,979,800	111,561,100
Total shareholders’ equity	110,891,400	112,527,300
Total liabilities and shareholders’ equity	$172,108,800	$169,416,000

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended
	June 26, 2016	June 28, 2015

Revenues	$128,860,000	$134,664,000
Cost of goods sold	101,754,000	105,682,100
Gross profit	27,106,000	28,981,900
Selling, general and administrative expenses	26,955,700	26,122,400
Income from operations	150,300	2,859,500
Interest expense, net	11,400	46,300
Income before provision for income taxes	138,900	2,813,200
Provision for income taxes	58,400	1,117,900
Net income	$80,500	$1,695,300
Basic earnings per share	$0.01	$0.21
Diluted earnings per share	$0.01	$0.20
Basic weighted-average common shares outstanding	8,289,700	8,199,700
Effect of dilutive options	27,900	68,900
Diluted weighted-average common shares outstanding	8,317,600	8,268,600
Cash dividends declared per common share	$0.20	$0.20

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 26, 2016	June 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,500	$1,695,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,176,700	1,131,300
Non-cash stock-based compensation expense	115,800	131,700
Deferred income taxes and other	(201,800)	(136,400)
Change in trade accounts receivable	(3,000,700)	(3,904,100)
Change in product inventory	(4,391,600)	(5,656,000)
Change in prepaid expenses and other current assets	(37,300)	2,490,000
Change in trade accounts payable	7,457,500	8,247,000
Change in payroll, benefits and taxes	(895,300)	(196,700)
Change in income and sales tax liabilities	(269,100)	(221,300)
Change in accrued expenses and other current liabilities	89,500	(1,788,500)
Net cash provided by operating activities	124,200	1,792,300

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(590,800)	(906,400)
Net cash used in investing activities	(590,800)	(906,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of debt issuance costs	(113,400)	—
Payments on long-term debt	(1,881,600)	(62,700)
Cash dividends paid	(1,661,800)	(1,653,400)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(187,600)	(826,900)
Excess tax benefit from stock-based compensation	—	510,400
Net cash used in financing activities	(3,844,400)	(2,032,600)

Net decrease in cash and cash equivalents	(4,311,000)	(1,146,700)

CASH AND CASH EQUIVALENTS, beginning of period	16,882,800	7,524,000

CASH AND CASH EQUIVALENTS, end of period	$12,571,800	$6,377,300

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

Note 2. Reclassification of Items in Statement of Income and Supplemental Results Summary

The accompanying Consolidated Statements of Income for the three months ended June 28, 2015, along with the supplemental financial information provided in Note 10, have been adjusted to correct an immaterial error in the classification of indirect inventory costs in the income statement.  Prior to the third quarter of fiscal 2016, the Company classified indirect costs relieved from inventory upon a sale as selling, general and administrative expenses, as opposed to cost of goods sold. The income statements and supplemental financial information presented here correctly reflect indirect costs relieved from inventory as cost of goods sold for all periods.  This resulted in an increase in cost of goods sold, and a corresponding decrease in selling, general and administrative expenses of $3.3 million for the three month period ended June 28, 2015. These corrections have no impact on previously reported revenues, operating margin, net income, earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance retrospectively.

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

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarters ended June 26, 2016 and June 28, 2015 includes $115,800 and $131,700, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Unit (PSU) Program. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $510,400, primarily related to the PSUs which vested during the three months ended June 28, 2015. No excess tax benefit related to vesting PSUs was recorded during the three months ended June 26, 2016.

On July 26, 2016, subsequent to the end of the Company’s first fiscal quarter, the Company’s shareholders approved the Third Amended and Restated 1994 Stock and Incentive Plan (the Amended and Restated 1994 Plan), which amended and restated the Company’s Second Amended and Restated 1994 Stock and Incentive Plan, as previously amended (the 1994 Plan), in its entirety.  The material amendments to the 1994 Plan reflected by the Amended and Restated 1994 Plan are as follows:

•	Extension of Plan Term. The date through which awards may be granted was extended to July 21, 2021. Prior to this extension, the 1994 Plan was scheduled to expire on July 21, 2016.
•

Increase in Aggregate Share Limit. The Amended and Restated 1994 Plan increases the number of shares available for awards by 650,000 shares. The 1994 Plan had previously limited the aggregate number of shares of the Company's common stock that may have been delivered pursuant to all awards granted under the 1994 Plan to 3,553,125 shares. The Amended and Restated 1994 Plan increases the number of shares available for awards to 4,203,125 shares.

•

Elimination of Liberal Share Recycling. The Amended and Restated 1994 Plan, at Section 5(a)(iii), now prohibits liberal share recycling in respect of shares tendered by participants in payment of the exercise price for awards, or for payroll tax withholding obligations, and provides that such tendered shares shall not be available for purposes of the Amended and Restated 1994 Plan. Although the 1994 Plan could have been construed to permit it, the Company has not historically included such tendered shares as shares available for awards under the 1994 Plan.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first three months of fiscal 2017:

	Three Months	Weighted
	Ended	Average Fair
	June 26,	Value at Grant
	2016	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	138,925	$21.46
PSU’s Granted	194,000	10.78
PSU’s Vested	(26,736)	19.40
PSU’s Forfeited/Cancelled	(106,000)	21.82
Unvested shares available for issue under outstanding PSUs, end of period	200,189	$11.19

Of the 200,189 unvested shares available for issue under outstanding PSUs as of June 26, 2016, 9,189 shares were previously earned in respect of the applicable measurement year, and will vest and be issued on or about May 1, 2017, assuming the respective participants remain employed by or associated with the Company on this date.

During fiscal 2017, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 194,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one year measurement period (fiscal 2017), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2017 will vest and be issued ratably on or about May 1 of 2017, 2018, 2019 and 2020, provided that the respective employees remain employed by or associated with the Company on each date. Due to an employee departure, 3,000 of these shares were subsequently canceled, leaving 191,000 unvested shares available for issue under outstanding PSUs as of June 26, 2016.

The PSUs cancelled during fiscal 2017 related primarily to the fiscal 2016 grant of PSUs, which had a one year measurement period (fiscal 2016). The PSUs were cancelled because the applicable fiscal 2016 performance targets were not attained to any extent. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance, now under the Amended and Restated 1994 Plan.

If the entire number of PSUs granted in fiscal 2017 is assumed to be earned, on account of the applicable performance metrics being fully met, total unrecognized compensation costs, on these PSUs and all earned but unvested PSUs, net of estimated forfeitures, would be approximately $2.0 million, as of June 26, 2016, and would be expensed through fiscal 2020. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2017 is not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has over recent years made annual restricted stock unit (RSU) awards to its non-employee directors. On May 11, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 10,000 RSUs, ratably to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, following from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such anniversary date.  As of June 26, 2016, there was approximately $0.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding restricted stock unit awards, including the May 11, 2016 grant. Unrecognized compensation costs are expected to be recognized ratably over a remaining period of approximately three years.

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

Stock Options: The Company currently has a total of 80,000 stock options outstanding. As of June 26, 2016, there was approximately $0.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding stock options. As of June 26, 2016, none of the outstanding stock options have vested.

Note 5. Borrowings Under Revolving Credit Facility

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent. The Credit Agreement provides for a senior asset based revolving credit facility of up to $35 million (the “Revolving Credit Facility”), and replaces the Company’s previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, and which had no outstanding principal balance at the time of replacement. The new Revolving Credit Facility matures in five years, on June 24, 2021, and includes a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swingline loans. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions and approval of the Lenders, to increase the aggregate amount of the commitments under the Revolving Credit Facility to up to $50 million with optional additional commitments from existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The Credit Agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability is otherwise less than $10 million. The Credit Agreement also may limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings initially accrue interest from the applicable borrowing date, generally the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus the applicable margin. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of June 26, 2016, we had a zero balance on the Revolving Credit Facility.

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the Credit Agreement and the other subsidiaries of the Company (collectively, the “Loan Parties”), and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, are guaranteed by the Loan Parties not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable, and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and chattel paper, in each case to the extent relating to inventory and accounts, and to all proceeds of the foregoing. The security interests are granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Note 6. Extinguishment of Debt

Simultaneously with entering into the senior asset based Revolving Credit Facility described in Note 5, the Company terminated its $35 million unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of termination.

The Company also repaid in full its obligations under its Term Loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank. The Term Loan was secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland and had an outstanding principal balance of $1.9 million at the time of repayment.

Note 7. Fair Value Disclosure

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

The Company had no assets or liabilities required to be measured at fair value as of June 26, 2016 or as of March 27, 2016.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 26, 2016 and March 27, 2016 due to their short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of June 26, 2016 and March 27, 2016 is estimated as follows:

	June 26, 2016		March 27, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to Baltimore County	$76,000	$72,800	$82,600	$78,700

Note 8. Income Taxes

As of June 26, 2016, the Company had a gross amount of unrecognized tax benefits of $290,800 ($191,900 net of federal benefit).  As of March 27, 2016, the Company had a gross amount of unrecognized tax benefits of $290,400 ($188,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of fiscal 2017 was $13,400 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of June 26, 2016 was $350,600 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of fiscal 2016 was $15,900 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 27, 2016 was $339,800 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 27, 2016 of unrecognized tax benefit	$290,400
Increases related to current period tax positions	400
Reductions as a result of a lapse in the applicable statute of limitations	—
Ending balance at June 26, 2016 of unrecognized tax benefits	$290,800

Note 9. Earnings Per Share

The Company calculates earnings per share considering the Accounting Standard Codification No. 260 regarding accounting for participating securities, which requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share is computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. As of June 26, 2016 the company had no participating securities outstanding and no distributed or undistributed earnings allocated to nonvested stock. As of June 28, 2015, the company had 68,900 shares that qualified as participating securities. As such, the following table presents the calculation of basic and diluted earnings per common share for the fiscal quarter ended June 28, 2015:

Fiscal Quarter Ended
Amounts in thousands, except per share amounts	June 28, 2015
Earnings per share – Basic:
Net earnings	$1,695
Less: Distributed and undistributed earnings allocated to nonvested stock	(4)
Earnings available to common shareholders – Basic	$1,691

Weighted average common shares outstanding – Basic	8,200

Earnings per common share – Basic	$0.21

Earnings per share – Diluted:
Net earnings	$1,695
Less: Distributed and undistributed earnings allocated to nonvested stock	(4)
Earnings available to common shareholders – Diluted	$1,691

Weighted average common shares outstanding – Basic	8,200
Effect of dilutive options	69
Weighted average common shares outstanding – Diluted	8,269

Earnings per common share – Diluted	$0.20

Anti-dilutive equity awards not included above	—

There were no stock options with respect to shares of common stock outstanding as of June 28, 2015. At June 26, 2016, stock options with respect to 80,000 shares of common stock were outstanding, all of which were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of June 26, 2016.

Note 10. Business Segments

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

Market unit activity for the first quarter of fiscal years 2017 and 2016 are as follows1 (in thousands):

	Three Months Ended
	June 26, 2016	June 28, 2015
Revenues
Public Carriers, Contractors & Program Managers	$16,578	$25,151
Government System Operators	9,852	7,883
Private System Operators	21,515	22,022
Commercial Dealers & Resellers	33,430	33,488
Retailer, Independent Dealer Agents & Carriers	47,485	46,120
Total revenues	$128,860	$134,664

Gross Profit
Public Carriers, Contractors & Program Managers	$3,017	$4,414
Government System Operators	2,140	1,947
Private System Operators	4,964	5,659
Commercial Dealers & Resellers	8,983	8,771
Retailer, Independent Dealer Agents & Carriers	8,002	8,191
Total gross profit	$27,106	$28,982

1 See Note 2 for a discussion of the reclassification of indirect inventory costs from selling, general, and administrative expenses to cost of goods sold, as it relates to the three months ended June 28, 2015. The financial information presented above in this Note 10 reflects such reclassification.

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2017 and 2016 are as follows2 (in thousands):

	Three months ended	Three months ended
	June 26, 2016	June 28, 2015
Revenues
Base station infrastructure	$52,395	$53,823
Network systems	18,430	21,194
Installation, test and maintenance	8,755	8,618
Mobile device accessories	49,280	51,029
Total revenues	$128,860	$134,664

Gross Profit
Base station infrastructure	$13,428	$14,096
Network systems	2,898	3,111
Installation, test and maintenance	1,568	1,630
Mobile device accessories	9,212	10,145
Total gross profit	$27,106	$28,982

2 See Note 2 for a discussion of the reclassification of indirect inventory costs from selling, general, and administrative expenses to cost of goods sold, as it relates to the three months ended June 28, 2015. The financial information presented above in this Note 10 reflects such reclassification.

Note 11. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, which ended in April 2016. No shares were purchased during the first three months of fiscal year 2016 and the stock buyback program has now expired.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended June 26, 2016 and June 28, 2015, the allocated value of the shares withheld totaled $187,600 and $827,000, respectively.

Note 12. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters ended June 26, 2016 and June 28, 2015, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended June 26, 2016, sales of Otter Products LLC and CommScope Incorporated products accounted for 12.3% and 10.1% of consolidated revenue, respectively. For the fiscal quarter ended June 28, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 13.9% and 10.9% of consolidated revenue, respectively.

Note 13. Subsequent Events

Subsequent to the Company’s fiscal quarter end, on July 26, 2016, the Company’s shareholders approved the Third amendment and restatement of the 1994 Stock and Incentive Plan.  Refer to Note 4 for a discussion of the material amendments to the 1994 Plan.

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

Our first quarter fiscal year 2017 revenue decreased by 4.3% compared to the first quarter of fiscal year 2016. We experienced first quarter fiscal 2017 revenue growth within our government system operators market of 25.0%, compared to the same quarter last year, primarily due to increased spending by state and local government customers. We also experienced revenue growth in our retailers, independent dealer agents and carriers market of 3.0%, for the first quarter of fiscal year 2017 as compared to the same quarter last year. The revenue growth in these markets was more than offset by a revenue decline of 34.1% in our public carriers, contractors and program managers market, as many of our carrier customers continue to delay network deployments. However, we have seen sequential growth in this market with revenue increasing 4.7% in the first quarter of fiscal year 2017 as compared to the fourth quarter of fiscal year 2016, and we anticipate sequential growth in the second quarter of fiscal year 2017. On the product side, revenue decreased in our base station infrastructure, network systems, and mobile device accessories categories by 2.7%, 13.0%, and 3.4%, respectively, for the first quarter of fiscal year 2017, compared to the same quarter last year. We experienced an increase in revenue of 1.6% within our installation, test and maintenance product category.

Our first quarter fiscal year 2017 gross profit decreased by 6.5%, compared to the first quarter of fiscal year 2016. The decrease in gross profit was primarily the result of the decreases in revenue discussed above. Total selling, general and administrative expenses increased by 3.2% compared to the prior-year quarter.  As a result, net income decreased by 95.3% and diluted earnings per share decreased by 95.2% compared to the prior-year quarter.

While our fourth quarter is typically our lowest revenue quarter due to seasonality issues, we did achieve sequential revenue and gross profit growth in all markets when comparing the first quarter of fiscal year 2017 to the fourth quarter of fiscal year 2016.

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

The financial results presented herein for the three months ended June 28, 2015 have been adjusted to correct an immaterial error in the classification of indirect inventory costs in the income statement.  Prior to the third quarter of fiscal year 2016, the Company classified indirect costs relieved from inventory upon a sale as selling, general and administrative expenses, as opposed to cost of goods sold. The income statements presented here correctly reflects indirect costs relieved from inventory as cost of goods sold for all periods.  This resulted in an increase in cost of goods sold, and a corresponding decrease in selling, general and administrative expenses of $3.3 million for the three month period ended June 28, 2015.  These corrections have no impact on previously reported revenues, operating margin, net income, earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

Results of Operations

First Quarter of Fiscal Year 2017 Compared with First Quarter of Fiscal Year 2016

Total Revenues. Revenues for the first quarter of fiscal 2017 decreased 4.3% compared with the first quarter of fiscal 2016. Revenues in our government system operators market increased by 25.0%, compared to the same quarter last year, primarily due to increased spending by state and local government customers. Revenues in our retailers, independent dealer agents and carriers market increased by 3.0% for the first quarter of fiscal 2017, compared to the same period last year. Revenues decreased in our public carrier, contractors and program managers market by 34.1%, compared to the same quarter last year primarily due to a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers.

Revenues in our private system operators market decreased by 2.3% for the first quarter of fiscal 2017, compared to the same period last year, primarily due to decreased spending from one large repair center customer. This revenue decline was largely offset by increases in sales to several utility customers. Revenue in our commercial dealers and resellers market remained flat from the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Total Gross Profit. Gross profit for the first quarter of fiscal 2017 decreased by 6.5% compared to the first quarter of fiscal 2016. Gross profits in our government system operators and commercial dealers and resellers markets increased by 9.9% and 2.4%, respectively. However, this growth was more than offset by a reduction in our public system operators, contractors and program manager market and our private system operators market of 31.6% and 12.3% respectively. Overall gross profit margin declined slightly to 21.0% for the first quarter of fiscal 2017, compared to 21.5% for the same period last year.

As discussed above under the heading “Business Overview and Environment,” our ongoing ability to earn revenues and gross profits from customers and vendors depends upon a number of factors which often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and we may continue to be so affected in the future.

We account for inventory at the lower of cost or market, and as a result, write-offs and write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for the last two fiscal years and for fiscal 2017 year to date.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.8 million for the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016. Selling, general and administrative expenses as a percentage of revenues increased from 19.4% for the first quarter of fiscal 2016, to 20.9% for the first quarter of fiscal 2017.

Compensation and benefit expense as well as recruiting expenses increased by $0.5 million and $0.6 million, respectively, for the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016. These increases are primarily due to continued investments related to our sales and marketing initiatives.

Pay for performance bonus expense (including both cash and equity plans) decreased by $0.2 million for the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016. Our bonus programs are primarily based on achieving annual performance targets. The relationship between expected performance and actual performance led to lower bonus accruals for the first quarter of fiscal 2017 than for the comparable quarter of fiscal 2016.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $315,400 and $471,200 for the first quarter ended June 26, 2016 and June 28, 2015, respectively.

Interest, Net. Net interest expense decreased from $46,300 for the first quarter of fiscal 2016 to $11,400 for the first quarter of fiscal 2017, as we did not draw on our revolving line of credit during the first quarter.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 39.7% for the first quarter of fiscal 2016 to 42.0% for the first quarter of fiscal 2017. The effective tax rate for the first quarter of fiscal 2017 was higher due to a higher ratio of permanent differences related to our expected re-tax income. Our provision for income taxes decreased by 94.8% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 95.3% and diluted earnings per share decreased 95.2% for the first quarter of fiscal 2017, compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the three months ended June 26, 2016 and June 28, 2015:

	Three Months Ended
	June 26, 2016	June 28, 2015
Cash flow provided by operating activities	$124,200	$1,792,300
Cash flow used in investing activities	(590,800)	(906,400)
Cash flow used in financing activities	(3,844,400)	(2,032,600)
Net decrease in cash and cash equivalents	$(4,311,000)	$(1,146,700)

We generated $0.1 million of net cash from operating activities for the first three months of fiscal 2017, compared with net cash provided by operating activities of $1.8 million for the first three months of fiscal 2016. This fiscal 2017 inflow was driven by net income coupled with an increase in accounts payable, partially offset by increases in accounts receivable and product inventory. The increase in accounts payable was driven by the increase and timing of product inventory purchases. Our higher inventory levels are due to our higher quarter over quarter sales, as well as inventory procured for the outdoor building season. The increase in accounts receivable is related to an increase in sales volume, specifically within our retail and government markets.

Net cash used in investing activities of $0.6 million for the first three months of fiscal 2017 was down from expenditures of $0.9 million for the first three months of fiscal 2016. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash used in financing activities was $3.8 million for the first three months of fiscal 2017, compared to $2.0 million for the first three months of fiscal 2016. During the first three months of both fiscal 2017 and fiscal 2016, we had cash outflows due to cash dividends paid to shareholders. Additionally, during the first three months of fiscal 2017, we had a cash outflow relating to the repayment of our term loan of $1.9 million. During the first three months of fiscal 2016 we had cash outflows due to stock repurchased from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

During the first quarter of fiscal 2017 we entered into a senior asset based revolving credit facility of up to $35 million with SunTrust Bank, as Administrative Agent. The revolving credit facility is secured by our and our primary operating subsidiaries’ inventory, accounts receivable, and deposit accounts, and replaces our previously existing unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association. Interest on borrowings is payable monthly, generally at the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus an applicable margin. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The credit agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability is otherwise less than $10 million. The credit agreement also may limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. The revolving credit facility has a five year term and expires on June 24, 2021. As of June 26, 2016, we had a zero balance on the revolving credit facility.

In conjunction with entering into the new revolving credit facility noted above we repaid our term loan with an original principal amount of $4.5 million, from Wells Fargo Bank, National Association, and SunTrust Bank. At the time of repayment the loan had a balance of $1.9 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At June 26, 2016, the principal balance of this term loan was $76,000.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010 at amounts which have increased from time to time. Our most recent quarterly cash dividend of $0.20 per share was paid in June 2016. On July 21, 2016, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on August 17, 2016 to shareholders of record as of August 3, 2016. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 26, 2016, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a downturn in the global economy, among other factors.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance retrospectively.

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

Forward-Looking Statements

This Report may contain forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” and similar expressions, but the absence of these words or phrases does not necessarily mean that a statement is not forward looking. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those risks identified in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and other periodic reports filed with the SEC, under the heading “Risk Factors” and otherwise. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners that are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers', vendors' and affinity partners' business; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ ability to fund or pay for our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affects gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; system security or data protection breaches; technology changes in the wireless communications industry, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition, including from manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain financing as and when needed; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain our key professionals, management and staff; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no variable rate debt obligations as of June 26, 2016. Based on June 26, 2016 borrowing levels, a 1.0% increase or decrease in current market interest rates would have no effect on our statement of income.

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

Item 1A. Risk Factors.

The following risk factors represent updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2016. The risk factors listed below and the others described in the Annual Report on Form 10-K should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q.  We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also adversely affect our business, financial position and results of operations.

We require substantial capital to operate, and the inability to obtain financing on favorable terms will adversely impact our business, financial position and results of operations.

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our existing secured revolving credit facility contains various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business. Our secured revolving credit facility involves variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

Our ability to maintain and borrow under our revolving credit agreement could be constrained by the level of eligible receivables and by any failure to meet certain financial and other covenants in our revolving credit agreement.

Our borrowing availability under our secured revolving credit facility is determined in part by a borrowing base and is limited to certain amounts of eligible accounts receivable.  If the value of these accounts receivable were to decrease significantly, the amount available for borrowing under the facility would decrease and our ability to borrow under the facility could be significantly impacted. Borrowing under the facility is also conditioned upon compliance with financial and other covenants included in the revolving credit agreement and a related guaranty and security agreement. Among these is a covenant to maintain a fixed charge coverage ratio at any time during which the borrowing availability is otherwise less than $10 million. There are no assurances that we will be able to comply with all applicable covenants in these agreements, and in the event that we do not, our ability to borrow under our secured revolving credit facility could be limited or suspended, or could terminate.

If we fail to meet our payment or other obligations under our secured revolving credit facility, our lenders could foreclose on, and acquire control of, a significant portion of our assets.

Indebtedness under our secured revolving credit facility is secured by continuing first priority security interests in our inventory, accounts receivable, and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and chattel paper relating to inventory and accounts, and to all proceeds of the foregoing.  If we fail to meet our payment or other obligations under our secured revolving credit facility, our lenders could foreclose on these assets, which would have a material adverse effect on our business, results of operations and financial condition.

We may not be able to continue to pay dividends on our common stock in the future, which could impair the value of our common stock.

We have paid a quarterly dividend on our common stock since the second quarter of fiscal year 2010. Any future declaration of dividends remains subject to further determination from time to time by our Board of Directors. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. Under Delaware law, dividends to shareholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared.  Our secured revolving credit facility restricts our ability to pay cash dividends upon a default, and when our borrowing availability is below $12 million, subject to certain exceptions, and contains other financial covenants and ratios that could restrict future dividend payments. There is no assurance that we will be able to pay dividends in the future, or if we are able to, that our Board of Directors will continue to declare dividends in the future, at current rates or at all.  If we discontinue or reduce the amount or frequency of dividends, the value of our common stock may be impaired.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2014, the Board of Directors expanded the Company’s existing stock buyback program, authorizing the Company to purchase up to $10.0 million of common stock over a 24-month period, ending April 2016. As of June 26, 2016, 157,954 shares had been repurchased under the expanded stock buyback program for a total of approximately $4.6 million or an average of $29.17 per share. No shares were repurchased during the first quarter of fiscal year 2017, and the stock repurchase program has expired.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1.1

Credit Agreement dated as of June 24, 2016, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent, swingline lender and an issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2016).

10.2.1

Guaranty and Security Agreement dated as of June 24, 2016 among TESSCO Technologies Incorporated and its subsidiaries, the Lenders party thereto, and SunTrust Bank as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 29, 2016).

10.3.1

TESSCO Technologies Incorporated Third Amended and Restated 1994 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2016).

10.4.1*	Form of Severance and Restrictive Covenant Agreement entered into between the Company and each of Craig A. Oldham and Steven K. Tom.
10.5.1*	Form of Performance Stock Unit Agreement – Officers and Employees.
31.1.1*	Certification of Chief Executive Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1*	Certification of Chief Financial Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	Certification of periodic report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1*	Certification of periodic report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the three and nine months ended June 26, 2016 and June 28, 2015; (ii) Consolidated Balance Sheet at June 26, 2016 and March 27, 2016; (iii)  Consolidated Statement of Cash Flows for the nine months ended June 26, 2016 and June 28, 2015; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 4, 2016
	By:	/s/ Aric Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)