Form 10-Q
period 2016-09-25
TESSCO TECHNOLOGIES INC
filed 2016-11-04
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 28, 2016, was 8,332,089.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 25,	March 27,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,754,800	$16,882,800
Trade accounts receivable, net of allowance for doubtful accounts of $928,200 and $841,400, respectively	70,595,000	58,315,700
Product inventory, net	72,251,900	53,903,900
Prepaid expenses and other current assets	5,594,700	5,917,100
Total current assets	159,196,400	135,019,500

Property and equipment, net	18,810,400	19,895,400
Goodwill, net	11,684,700	11,684,700
Deferred tax assets	—	—
Other long-term assets	2,969,400	2,816,400
Total assets	$192,660,900	$169,416,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$69,843,600	$41,986,000
Payroll, benefits and taxes	5,094,400	4,927,900
Income and sales tax liabilities	1,187,200	1,456,800
Accrued expenses and other current liabilities	3,659,300	3,874,100
Revolving line of credit	—	—
Current portion of long-term debt	26,500	251,100
Total current liabilities	79,811,000	52,495,900

Deferred tax liabilities	364,900	379,400
Long-term debt, net of current portion	43,000	1,706,500
Other long-term liabilities	1,990,700	2,306,900
Total liabilities	82,209,600	56,888,700

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,027,934 shares issued and 8,317,551 shares outstanding as of September 25, 2016, and 13,970,394 shares issued and 8,272,124 shares outstanding as of March 27, 2016	98,200	97,600
Additional paid-in capital	58,473,800	58,113,800
Treasury stock, at cost, 5,710,383 shares outstanding as of September 25, 2016 and 5,698,270 shares outstanding as of March 27, 2016	(57,432,800)	(57,245,200)
Retained earnings	109,312,100	111,561,100
Total shareholders’ equity	110,451,300	112,527,300
Total liabilities and shareholders’ equity	$192,660,900	$169,416,000

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015

Revenues	$134,633,800	$142,353,300	$263,493,800	$277,017,300
Cost of goods sold	105,878,200	111,841,600	207,632,200	217,523,700
Gross profit	28,755,600	30,511,700	55,861,600	59,493,600
Selling, general and administrative expenses	26,709,500	25,865,400	53,665,200	51,987,800
Income from operations	2,046,100	4,646,300	2,196,400	7,505,800
Interest expense, net	17,200	47,100	28,600	93,400
Income before provision for income taxes	2,028,900	4,599,200	2,167,800	7,412,400
Provision for income taxes	1,034,700	1,850,900	1,093,100	2,968,800
Net income	$994,200	$2,748,300	$1,074,700	$4,443,600
Basic earnings per share	$0.12	$0.33	$0.13	$0.54
Diluted earnings per share	$0.12	$0.33	$0.13	$0.54
Basic weighted-average common shares outstanding	8,310,300	8,238,065	8,300,000	8,218,905
Effect of dilutive options	13,900	32,130	20,900	40,573
Diluted weighted-average common shares outstanding	8,324,200	8,270,195	8,320,900	8,259,478
Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 25, 2016	September 27, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,074,700	$4,443,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,275,600	2,338,500
Non-cash stock-based compensation expense	192,400	399,700
Deferred income taxes and other	(370,300)	(287,500)
Change in trade accounts receivable	(12,279,300)	(6,592,600)
Change in product inventory	(18,348,000)	(2,736,100)
Change in prepaid expenses and other current assets	322,400	4,000,400
Change in trade accounts payable	27,857,600	4,644,800
Change in payroll, benefits and taxes	166,500	633,300
Change in income and sales tax liabilities	(338,800)	384,700
Change in accrued expenses and other current liabilities	(45,700)	(3,365,500)
Net cash provided by operating activities	507,100	3,863,300

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,190,600)	(1,753,800)
Net cash used in investing activities	(1,190,600)	(1,753,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of debt issuance costs	(113,400)	—
Payments on long-term debt	(1,888,100)	(125,400)
Proceeds from issuance of stock	68,300	81,200
Cash dividends paid	(3,323,700)	(3,306,100)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(187,600)	(826,900)
Excess tax benefit from stock-based compensation	—	510,400
Net cash used in financing activities	(5,444,500)	(3,666,800)

Net decrease in cash and cash equivalents	(6,128,000)	(1,557,300)

CASH AND CASH EQUIVALENTS, beginning of period	16,882,800	7,524,000

CASH AND CASH EQUIVALENTS, end of period	$10,754,800	$5,966,700

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

Note 2. Reclassification of Items in Statement of Income and Supplemental Results Summary

The accompanying unaudited Consolidated Statements of Income for the fiscal quarter and six months ended September 27, 2015, along with the supplemental financial information provided in Note 10, have been adjusted to correct an immaterial error in the classification of indirect inventory costs in the income statement.  Prior to the third quarter of fiscal 2016, the Company classified indirect costs relieved from inventory upon a sale as selling, general and administrative expenses, as opposed to cost of goods sold. The income statements and supplemental financial information presented here correctly reflect indirect costs relieved from inventory as cost of goods sold for all periods.  This resulted in an increase in cost of goods sold, and a corresponding decrease in selling, general and administrative expenses of $3.3 million and $6.6 million for the fiscal quarter and six months ended September 27, 2015, respectively. These corrections have no impact on previously reported revenues, operating margin, net income, earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

Note 3. Recently Issued Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard will change the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, will now be classified as financing activities. Previously, these payments were classified as operating expenses. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15,

2019, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this new standard will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance retrospectively and it did not have a material impact on the consolidated balance sheets.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We are currently in the process of assessing the impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 25, 2016 includes $76,600 and $192,400, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 27, 2015 include $268,000 and $399,700, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units, and Stock Options. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $510,400, primarily related to the PSUs which vested during the six months ended September 27, 2015. No excess tax benefit related to PSU vesting was recorded during the six months ended September 25, 2016.

On July 26, 2016, the Company’s shareholders approved the Third Amended and Restated 1994 Stock and Incentive Plan (the Amended and Restated 1994 Plan), which amended and restated the Company’s Second Amended and Restated 1994 Stock and Incentive Plan, as previously amended (the 1994 Plan), in its entirety.  The material amendments to the 1994 Plan reflected by the Amended and Restated 1994 Plan are as follows:

•	Extension of Plan Term. The date through which awards may be granted was extended to July 21, 2021. Prior to this extension, the 1994 Plan was scheduled to expire on July 21, 2016.
•

Increase in Aggregate Share Limit. The Amended and Restated 1994 Plan increased the number of shares available for awards by 650,000 shares. The 1994 Plan had previously limited the aggregate number of shares of the Company's common stock that may have been delivered pursuant to all awards granted under the 1994 Plan to 3,553,125 shares. The Amended and Restated 1994 Plan increased the number of shares available for awards to 4,203,125 shares.

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

On September 1, 2016, the Company appointed Murray Wright to serve as the Company’s President and Chief Executive Officer. In connection with Mr. Wright’s appointment, he was granted a stock option to purchase 250,000 shares of the Company’s common stock and 10,000 PSUs with a fiscal 2017 measurement year. The disclosures below for PSUs and stock options include these grants.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program for the first six months of fiscal 2017:

	Six Months	Weighted
	Ended	Average Fair
	September 25,	Value at Grant
	2016	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	138,925	$21.46
PSU’s Granted	207,000	10.77
PSU’s Vested	(26,736)	19.40
PSU’s Forfeited/Cancelled	(107,000)	21.72
Unvested shares available for issue under outstanding PSUs, end of period	212,189	$11.16

Of the 212,189 unvested shares available for issue under outstanding PSUs as of September 25, 2016, 9,189 shares were previously earned in respect of the applicable measurement year, and will vest and be issued on or about May 1, 2017, assuming the respective participants remain employed by or associated with the Company on this date.

During fiscal 2017, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 207,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one year measurement period (fiscal 2017), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2017 will vest and be issued ratably on or about May 1 of 2017, 2018, 2019 and 2020, provided that the respective employees remain employed by or associated with the Company on each date. Due to employee departures, 4,000 of these shares were subsequently canceled, leaving 203,000 unvested shares available for issue under PSUs granted in the current year, as of September 25, 2016.

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

If the entire number of PSUs granted in fiscal 2017 is assumed to be earned on account of the applicable performance metrics being fully met, total unrecognized compensation costs on these PSUs and all earned but unvested PSUs, net of estimated forfeitures, would be approximately $2.2 million, as of September 25, 2016, and would be expensed through fiscal 2020. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2017 is not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has over recent years made annual restricted stock unit (RSU) awards to its non-employee directors. On May 11, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 10,000 RSUs, ratably to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four year annual vesting schedule, following from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such anniversary date.  As of September 25, 2016, there was approximately $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding restricted stock unit awards, including the May 11, 2016 grant. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately two years.

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

Stock Options: As of September 25, 2016, there are 330,000 stock options outstanding. As of September 25, 2016, there was approximately $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding stock options. As of September 25, 2016, 17,500 of the outstanding stock options were vested.

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

Borrowings initially accrue interest from the applicable borrowing date, generally the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus the applicable margin. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of September 25, 2016, we had a zero balance on the Revolving Credit Facility; therefore we had $35 million available, subject to the borrowing base limitation and compliance with the other applicable terms of the Credit Agreement including the covenants referenced above.

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

The Company had no assets or liabilities required to be measured at fair value as of September 25, 2016 or as of March 27, 2016.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of September 25, 2016 and March 27, 2016 due to their short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of September 25, 2016 and March 27, 2016 is estimated as follows:

	September 25, 2016		March 27, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to Baltimore County	$69,500	$66,700	$82,600	$78,700

Note 8. Income Taxes

As of September 25, 2016, the Company had a gross amount of unrecognized tax benefits of $291,700 ($192,500 net of federal benefit).  As of March 27, 2016, the Company had a gross amount of unrecognized tax benefits of $290,400 ($188,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2017 was $27,000 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of September 25, 2016 was $364,000 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2016 was $31,800 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 27, 2016 was $339,800 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 27, 2016 of unrecognized tax benefit	$290,400
Increases related to current period tax positions	1,300
Reductions as a result of a lapse in the applicable statute of limitations	—
Ending balance at September 25, 2016 of unrecognized tax benefits	$291,700

Note 9. Earnings Per Share

The Company calculates earnings per share considering the Accounting Standard Codification No. 260 regarding accounting for participating securities, which requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share is computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. As of September 25, 2016 the Company had no participating securities outstanding and no distributed or undistributed earnings allocated to nonvested stock. As of September 27, 2015, the Company had 32,130 shares that qualified as participating securities. As such, the following table presents the calculation of basic and diluted earnings per common share for the fiscal quarter and six months ended September 27, 2015:

	Fiscal Quarter Ended	Six Months Ended
Amounts in thousands, except per share amounts	September 27, 2015	September 27, 2015
Earnings per share – Basic:
Net earnings	$2,748	$4,444
Less: Distributed and undistributed earnings allocated to nonvested stock	(7)	(12)
Earnings available to common shareholders – Basic	$2,741	$4,432

Weighted average common shares outstanding – Basic	8,238	8,219

Earnings per common share – Basic	$0.33	$0.54

Earnings per share – Diluted:
Net earnings	$2,748	$4,444
Less: Distributed and undistributed earnings allocated to nonvested stock	(7)	(8)
Earnings available to common shareholders – Diluted	$2,741	$4,436

Weighted average common shares outstanding – Basic	8,238	8,219
Effect of dilutive options	32	41
Weighted average common shares outstanding – Diluted	8,270	8,260

Earnings per common share – Diluted	$0.33	$0.54

Anti-dilutive equity awards not included above	80	80

At September 25, 2016, stock options with respect to 330,000 shares of common stock were outstanding, all of which were anti-dilutive. At September 27, 2015, stock options with respect to 80,000 shares of common stock were outstanding, all of which were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of September 25, 2016 or September 27, 2015 respectively.

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

Market unit activity for the second quarter and first six months of fiscal years 2017 and 2016 are as follows1 (in thousands):

	Three Months Ended
	September 25, 2016	September 27, 2015
Revenues
Public Carriers, Contractors & Program Managers	$18,532	$25,803
Government System Operators	8,990	8,782
Private System Operators	23,735	23,056
Commercial Dealers & Resellers	32,256	34,055
Retailer, Independent Dealer Agents & Carriers	51,121	50,657
Total revenues	$134,634	$142,353

Gross Profit
Public Carriers, Contractors & Program Managers	$3,236	$4,393
Government System Operators	2,092	2,093
Private System Operators	5,429	5,541
Commercial Dealers & Resellers	8,924	8,812
Retailer, Independent Dealer Agents & Carriers	9,075	9,673
Total gross profit	$28,756	$30,512

	Six Months Ended
	September 25, 2016	September 27, 2015
Revenues
Public Carriers, Contractors & Program Managers	$35,110	$50,954
Government System Operators	18,842	16,665
Private System Operators	45,250	45,078
Commercial Dealers & Resellers	65,686	67,543
Retailer, Independent Dealer Agents & Carriers	98,606	96,777
Total revenues	$263,494	$277,017

Gross Profit
Public Carriers, Contractors & Program Managers	$6,253	$8,807
Government System Operators	4,232	4,040
Private System Operators	10,393	11,200
Commercial Dealers & Resellers	17,907	17,583
Retailer, Independent Dealer Agents & Carriers	17,077	17,864
Total gross profit	$55,862	$59,494

1 See Note 2 for a discussion of the reclassification of indirect inventory costs from selling, general, and administrative expenses to cost of goods sold, as it relates to the fiscal quarter and six months ended September 27, 2015. The financial information presented above in this Note 10 reflects such reclassification.

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2017 and 2016 are as follows2 (in thousands):

	Three months ended	Three months ended
	September 25, 2016	September 27, 2015
Revenues
Base station infrastructure	$52,502	$56,275
Network systems	21,461	22,425
Installation, test and maintenance	6,881	9,012
Mobile device accessories	53,790	54,641
Total revenues	$134,634	$142,353

Gross Profit
Base station infrastructure	$13,453	$13,662
Network systems	3,421	3,372
Installation, test and maintenance	1,376	1,867
Mobile device accessories	10,506	11,611
Total gross profit	$28,756	$30,512

	Six months ended	Six months ended
	September 25, 2016	September 27, 2015
Revenues
Base station infrastructure	$104,897	$110,098
Network systems	39,891	43,619
Installation, test and maintenance	15,636	17,630
Mobile device accessories	103,070	105,670
Total revenues	$263,494	$277,017

Gross Profit
Base station infrastructure	$26,881	$27,758
Network systems	6,319	6,483
Installation, test and maintenance	2,944	3,497
Mobile device accessories	19,718	21,756
Total gross profit	$55,862	$59,494

2 See Note 2 for a discussion of the reclassification of indirect inventory costs from selling, general, and administrative expenses to cost of goods sold, as it relates to the fiscal quarter and six months ended September 27, 2015. The financial information presented above in this Note 10 reflects such reclassification.

Note 11. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-

month period, which ended in April 2016. No shares were purchased during the first six months of fiscal year 2017 and the stock buyback program has now expired.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 25, 2016 and September 27, 2015, the allocated value of the shares withheld totaled $187,600 and $827,000, respectively.

Note 12. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter and six months ended September 25, 2016 and September 27, 2015, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended September 25, 2016, sales of Otter Products LLC and CommScope Incorporated products accounted for 10.1% and 9.4% of consolidated revenue, respectively. For the six months ended September 25, 2016, sales of Otter Products LLC and CommScope Incorporated products accounted for 11.2% and 9.8% of consolidated revenue, respectively. For the fiscal quarter ended September 27, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 15.4% and 11.9% of consolidated revenue, respectively.  For the six months ended September 27, 2015, sales of Otter Products LLC and CommScope Incorporated products accounted for 14.7% and 11.4% of consolidated revenue, respectively.

Note 13. Subsequent Events

On October 11, 2016, Samsung Electronics Co. Ltd. announced the discontinuation and recall of its Galaxy Note 7 phone. The Company has not distributed this phone, but until recently distributed mobile device accessories related to it.  The Company’s inventory of these accessory products, which consists primarily of OEM inventory, but also includes some of the Company’s proprietary Ventev product, has been rendered largely obsolete on account of this discontinuation and recall.  Based on discussions with Samsung and the Company’s other primary vendors and customers for these accessory products, and after consideration of the Company’s investment in this inventory and assessment of its vendor return and reimbursement rights, the Company currently believes that, after accounting for anticipated vendor reimbursement, the net write-off related to this inventory will not be material.  These discussions and the Company’s assessment is continuing, however, and no assurances are offered that, even where the Company has return and reimbursement rights, those rights will be honored in a timely manner or at all, and the Company’s current belief is qualified accordingly.

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

Our second quarter fiscal year 2017 revenue decreased by 5.4% compared to the second quarter of fiscal year 2016. We experienced second quarter fiscal 2017 revenue growth within our government system operators market of 2.4%, compared to the same quarter last year, primarily due to increased spending by our government contractor customers. We also experienced second quarter fiscal year 2017 revenue growth in our private systems operators market of 2.9%, as compared to the same quarter last year, related to increased sales from our utilities customers. The revenue growth in these markets for the second quarter of fiscal 2017 was more than offset by a revenue decline of 28.2% and 5.3% in our public carriers, contractors and program managers and commercial dealers and resellers markets, respectively, as many of our carrier customers continue to delay network deployments. However, we have seen sequential growth in our public carriers, contractors, and program managers market, with revenue increasing 11.8% in the second quarter of fiscal year 2017 as compared to the first quarter of fiscal year 2017. On the product side, revenue decreased in our installation, test and maintenance category and our base station infrastructure category by 23.6% and 6.7%, respectively, for the second quarter of fiscal year 2017, compared to the same quarter last year.

Our second quarter fiscal year 2017 gross profit decreased by 5.8%, compared to the second quarter of fiscal year 2016. The decrease in gross profit was primarily the result of the decreases in revenue discussed above. Total selling, general and administrative expenses increased by 3.3% compared to the prior-year quarter. As a result, net income decreased by 63.8% and diluted earnings per share decreased by 63.6% compared to the prior-year quarter.

On October 11, 2016, Samsung Electronics Co. Ltd. announced the discontinuation and recall of its Galaxy Note 7 phone. We have not distributed this phone, but until recently distributed mobile device accessories related to it. Our inventory of these accessory products is now largely obsolete.  Based on continuing discussions with Samsung and our other primary vendors and customers for these accessory products, and after consideration of our investment in this inventory and assessment of our vendor return and reimbursement rights, we currently believe that, after accounting for anticipated vendor reimbursement, the net write-off related to this inventory will not be material. These discussions and our assessment is continuing, however, and we do not offer any assurances that, even where we have return and reimbursement rights, those rights will be honored in a timely manner or at all, and our current belief is qualified accordingly.

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

The financial results presented herein for the fiscal quarter and six months ended September 27, 2015 have been adjusted to correct an immaterial error in the classification of indirect inventory costs in the income statement.  Prior to the third quarter of fiscal year 2016, the Company classified indirect costs relieved from inventory upon a sale as selling, general and administrative expenses, as opposed to cost of goods sold. The income statements presented here correctly reflects indirect costs relieved from inventory as cost of goods sold for all periods.  This resulted in an increase in cost of goods sold, and a corresponding decrease in selling, general and administrative expenses of $3.3 million and $6.6 million for the fiscal quarter and six month period ended September 27, 2015.  These corrections have no impact on previously reported revenues, operating margin, net income, earnings per share, or on previously reported Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

Results of Operations

Second Quarter of Fiscal Year 2017 Compared with Second Quarter of Fiscal Year 2016

Total Revenues. Revenues for the second quarter of fiscal 2017 decreased 5.4% compared with the second quarter of fiscal 2016. Revenues in our government system operators market increased by 2.4%, compared to the same quarter last year, primarily due to increased spending by our government contractor customers. Revenues in our retailers, independent dealer agents and carriers market were relatively flat with a 0.9% increase for the second quarter of fiscal 2017, compared to the same period last year. Revenues in our private system operators market increased by 2.9% for the second quarter of fiscal 2017, compared to the same period last year, primarily due to increased sales from our utilities customers. This revenue growth was largely offset by a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers. Revenues decreased in our public carrier, contractors and program managers market and our commercial dealer and resellers market by 28.2% and 5.3%, respectively, compared to the same quarter last year primarily due to this reduction in spending.

Total Gross Profit. Gross profit for the second quarter of fiscal 2017 decreased by 5.8% compared to the second quarter of fiscal 2016. Gross profit in our commercial dealers and resellers market increased by 1.3%. Gross profit in our government systems operator market remained flat, while gross profit in our retailers, independent dealer agents and carriers market decreased by 6.2% primarily due to a change in customer mix. Gross profit in our public carriers, contractors and program managers market decreased by 26.3%. Overall gross profit margin was flat at 21.4% for the second quarter of fiscal 2016 and fiscal 2017.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.8 million for the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. Selling, general and administrative expenses as a percentage of revenues increased from 18.2% for the second quarter of fiscal 2016, to 19.8% for the second quarter of fiscal 2017.

Compensation and benefit expenses and recruiting expenses increased by $0.5 million and $0.2 million, respectively, for the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016. These increases are primarily due to continued investments related to our sales and marketing initiatives, as well as the appointment of our new President and Chief Executive Officer.

Pay for performance bonus expense (including both cash and equity plans) decreased by $0.3 million for the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. Our bonus programs are primarily based on achieving annual performance targets. The relationship between expected performance and actual performance led to lower bonus accruals for the second quarter of fiscal 2017 than for the comparable quarter of fiscal 2016.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $214,800 and $186,600 for the fiscal quarter ended September 25, 2016 and September 27, 2015, respectively.

Interest, Net. Net interest expense decreased from $47,100 for the second quarter of fiscal 2016 to $17,200 for the second quarter of fiscal 2017, due to the extinguishment of our term loan as discussed in Note 6.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 40.2% for the second quarter of fiscal 2016 to 51.0% for the second quarter of fiscal 2017. The effective tax rate for the second quarter of fiscal 2017 was higher due to a higher ratio of permanent differences related to our projected pre-tax income. Our provision for income taxes decreased by 44.1% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 63.8% and diluted earnings per share decreased 63.6% for the second quarter of fiscal 2017, compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2017 Compared with First Six Months of Fiscal Year 2016

Total Revenues. Revenues for the first six months of fiscal 2017 decreased 4.9% compared with the first six months of fiscal 2016. Revenues in our government system operators market increased by 13.1%, compared to the same period last year, primarily due to increased spending for network buildouts by state and local government customers, as well as government contract customers. Revenues in our retailers, independent dealer agents and carriers market increased by 1.9% for the first six months of fiscal 2017, compared to the same period last year. Revenues decreased in our public carriers, contractors and program managers market and our commercial dealers and resellers market by 31.1% and 2.7%, respectively, compared to the same period last year primarily due to a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers. Revenue in our private system operators market remained flat from the first six months of fiscal 2017 compared to the first six months of fiscal 2016.

Total Gross Profit. Gross profit for the first six months of fiscal 2017 decreased by 6.1% compared to the first six months of fiscal 2016. Gross profits in our government system operators market and our commercial dealers and resellers market increased by 4.8% and 1.8%, respectively. However, this growth was more than offset by a reduction in our public carriers, contractors and program manager market and our private system operators market of 29.0% and 7.2%, respectively. Overall gross profit margin declined slightly to 21.2% for the first six months of fiscal 2017, compared to 21.5% for the same period last year.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $1.7 million for the first six months of fiscal 2017, compared to the first six months of fiscal 2016. Selling, general and administrative expenses as a percentage of revenues increased from 18.8% for the first six months of fiscal 2016, to 20.4% for the first six months of fiscal 2017.

Compensation and benefit expenses and recruiting expenses increased by $0.7 million and $0.8 million, respectively, for the first six months of fiscal 2017, compared to the first six month of fiscal 2016. These increases are primarily due to continued investments related to our sales and marketing initiatives, as well as the appointment of our new President and Chief Executive Officer.

Pay for performance bonus expense (including both cash and equity plans) decreased by $0.4 million for the first six months of fiscal 2017, compared to the first six months of fiscal 2016. Our bonus programs are primarily based on achieving annual performance targets. The relationship between expected performance and actual performance led to lower bonus accruals for the first six months of fiscal 2017 than for the comparable period of fiscal 2016.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $530,200 and $657,800 for the six month ended September 25, 2016 and September 27, 2015, respectively.

Interest, Net. Net interest expense decreased from $93,400 for the first six months of fiscal 2016 to $28,600 for the first six months of fiscal 2017, due to the extinguishment of our term loan, as discussed in Note 6.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 40.1% for the first six months of fiscal 2016 to 50.4% for the first six months of fiscal 2017. The effective tax rate for the first six months of fiscal 2017 was higher due to a higher ratio of permanent differences related to our projected re-tax income. Our provision for income taxes decreased by 63.2% compared to the first six months of fiscal 2016, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 75.8% and diluted earnings per share decreased 75.9% for the first six months of fiscal 2017, compared to the corresponding prior-year period.

Liquidity and Capital Resources

The following table summarizes our cash flows used in operating, investing and financing activities for the six months ended September 25, 2016 and September 27, 2015:

	Six Months Ended
	September 25, 2016	September 27, 2015
Cash flow provided by operating activities	$507,100	$3,863,300
Cash flow used in investing activities	(1,190,600)	(1,753,800)
Cash flow used in financing activities	(5,444,500)	(3,666,800)
Net decrease in cash and cash equivalents	$(6,128,000)	$(1,557,300)

We generated $0.5 million of net cash from operating activities for the first six months of fiscal 2017, compared with net cash provided by operating activities of $3.9 million for the first six months of fiscal 2016. This fiscal 2017 inflow was driven by net income coupled with an increase in accounts payable, partially offset by increases in accounts receivable and product inventory. The increase in accounts payable was driven by the increase and timing of product inventory purchases. Our higher inventory levels are due to our higher quarter over quarter sales, as well as inventory procured for the iPhone 7 launch and the retail holiday season. The increase in accounts receivable is related to an increase in sales volume.

Net cash used in investing activities of $1.2 million for the first six months of fiscal 2017 was down from expenditures of $1.8 million for the first six months of fiscal 2016. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash used in financing activities was $5.4 million for the first six months of fiscal 2017, compared to $3.7 million for the first six months of fiscal 2016. During the first six months of both fiscal 2017 and fiscal 2016, we had cash outflows due to cash dividends paid to shareholders. Additionally, during the first six months of fiscal 2017, we had a cash outflow relating to the repayment of our term loan of $1.9 million. During the first six months of fiscal 2016, we had cash outflows due to stock repurchased from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

During the first quarter of fiscal 2017 we entered into a senior asset based revolving credit facility of up to $35 million with SunTrust Bank, as Administrative Agent. The revolving credit facility is secured by our and our primary operating subsidiaries’ inventory, accounts receivable, and deposit accounts, and replaces our previously existing unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association. Interest on borrowings is payable monthly, generally at the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus an applicable margin. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The credit agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability is otherwise less than $10 million. The credit agreement also may limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. The revolving credit facility has a five year term and expires on June 24, 2021. As of September 25, 2016, we had a zero balance on the revolving credit facility; therefore we had $35 million available, subject to the borrowing base limitation and compliance with the other applicable terms of the credit agreement, including the covenants referenced above.

In conjunction with entering into the new revolving credit facility noted above we repaid our term loan with an original principal amount of $4.5 million, from Wells Fargo Bank, National Association, and SunTrust Bank. At the time of repayment the loan had a balance of $1.9 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 25, 2016, the principal balance of this term loan was $69,500.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in August 2016. On October 27, 2016, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on November 23, 2016 to shareholders of record as of November 9, 2016. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 25, 2016, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a downturn in the global economy, among other factors.

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard will change the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, will now be classified as financing activities. Previously, these payments were classified as operating expenses. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this new standard will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance retrospectively and it did not have a material impact on the consolidated balance sheets.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We are currently in the process of assessing the impact this new standard may have on our ongoing financial reporting and determining what transition method will be used.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no variable rate debt obligations as of September 25, 2016. Based on September 25, 2016 borrowing levels, a 1.0% increase or decrease in current market interest rates would have no effect on our statement of income.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1.1

Employment Agreement, dated as of August 29, 2016, by and between the Company and Murray Wright (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2016).

10.2.2	Form of Stock Option to Murray Wright (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2016).
31.1.1*	Certification of Chief Executive Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1*	Certification of Chief Financial Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	Certification of periodic report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1*	Certification of periodic report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the three and six months ended September 25, 2016 and September 27, 2015; (ii) Consolidated Balance Sheet at September 25, 2016 and March 27, 2016; (iii)  Consolidated Statement of Cash Flows for the six months ended September 25, 2016 and September 27, 2015; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: November 4, 2016
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)