Form 10-Q
period 2016-12-25
TESSCO TECHNOLOGIES INC
filed 2017-02-03
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2016 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 27, 2017, was 8,329,686.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 25,	March 27,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,354,700	$16,882,800
Trade accounts receivable, net of allowance for doubtful accounts of $809,600 and $841,400, respectively	70,981,800	58,315,700
Product inventory, net	63,129,700	53,903,900
Prepaid expenses and other current assets	4,992,000	5,917,100
Total current assets	147,458,200	135,019,500

Property and equipment, net	18,447,500	19,895,400
Goodwill, net	11,684,700	11,684,700
Other long-term assets	2,952,800	2,816,400
Total assets	$180,543,200	$169,416,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$58,616,300	$41,986,000
Payroll, benefits and taxes	4,687,200	4,927,900
Income and sales tax liabilities	1,869,300	1,456,800
Accrued expenses and other current liabilities	3,000,600	3,874,100
Revolving line of credit	—	—
Current portion of long-term debt	26,500	251,100
Total current liabilities	68,199,900	52,495,900

Deferred tax liabilities	397,500	379,400
Long-term debt, net of current portion	36,400	1,706,500
Other long-term liabilities	1,708,400	2,306,900
Total liabilities	70,342,200	56,888,700

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,035,185 shares issued and 8,324,802 shares outstanding as of December 25, 2016, and 13,970,394 shares issued and 8,272,124 shares outstanding as of March 27, 2016	98,300	97,600
Additional paid-in capital	58,661,700	58,113,800
Treasury stock, at cost, 5,710,383 shares as of December 25, 2016 and 5,698,270 shares as of March 27, 2016	(57,432,800)	(57,245,200)
Retained earnings	108,873,800	111,561,100
Total shareholders’ equity	110,201,000	112,527,300
Total liabilities and shareholders’ equity	$180,543,200	$169,416,000

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 25, 2016	December 27, 2015	December 25, 2016	December 27, 2015

Revenues	$147,198,400	$139,510,700	$410,692,200	$416,528,000
Cost of goods sold	117,229,800	110,057,300	324,862,000	327,581,000
Gross profit	29,968,600	29,453,400	85,830,200	88,947,000
Selling, general and administrative expenses	27,860,700	24,742,400	81,525,900	76,730,200
Income from operations	2,107,900	4,711,000	4,304,300	12,216,800
Interest expense, net	37,100	55,500	65,700	148,900
Income before provision for income taxes	2,070,800	4,655,500	4,238,600	12,067,900
Provision for income taxes	843,100	1,768,800	1,936,200	4,737,600
Net income	$1,227,700	$2,886,700	$2,302,400	$7,330,300
Basic earnings per share	$0.15	$0.35	$0.28	$0.89
Diluted earnings per share	$0.15	$0.35	$0.28	$0.89
Basic weighted-average common shares outstanding	8,321,700	8,245,100	8,307,200	8,227,600
Effect of dilutive options	13,000	36,900	18,300	34,900
Diluted weighted-average common shares outstanding	8,334,700	8,282,000	8,325,500	8,262,500
Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 25, 2016	December 27, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,302,400	$7,330,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,361,200	3,568,300
Non-cash stock-based compensation expense	291,100	510,600
Deferred income taxes and other	(498,600)	(555,300)
Change in trade accounts receivable	(12,666,100)	(7,638,900)
Change in product inventory	(9,225,800)	6,432,100
Change in prepaid expenses and other current assets	925,100	5,337,700
Change in trade accounts payable	16,630,300	(2,646,000)
Change in payroll, benefits and taxes	(240,700)	(816,800)
Change in income and sales tax liabilities	343,300	342,500
Change in accrued expenses and other current liabilities	(615,100)	(4,170,700)
Net cash provided by operating activities	607,100	7,693,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,913,300)	(2,359,100)
Net cash used in investing activities	(1,913,300)	(2,359,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of debt issuance costs	(218,200)	—
Payments on long-term debt	(1,894,700)	(187,900)
Proceeds from issuance of common stock	68,300	81,200
Cash dividends paid	(4,989,700)	(4,961,000)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(187,600)	(826,900)
Excess tax benefit from stock-based compensation	—	510,400
Net cash used in financing activities	(7,221,900)	(5,384,200)

Net decrease in cash and cash equivalents	(8,528,100)	(49,500)

CASH AND CASH EQUIVALENTS, beginning of period	16,882,800	7,524,000

CASH AND CASH EQUIVALENTS, end of period	$8,354,700	$7,474,500

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and is therefore effective for the current fiscal year. GAAP previously required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and now requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance retrospectively and it did not have a material impact on the consolidated balance sheets.

In August 2014, the FASB issued ASU No. 2014 15, Presentation of Financial Statements—Going Concern (Subtopic 205 40), which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual and interim reporting periods of beginning after December 15, 2016, with early adoption permitted. The guidance is not expected to materially impact the Company’s consolidated results of operations, financial position and cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We are currently in the process of assessing the impact this new standard may have on our ongoing financial reporting and determining what transition method will be used. However, based on this ongoing assessment we anticipate using the modified retrospective transition method.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 25, 2016 includes $98,700 and $291,100, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 27, 2015 include $110,900 and $510,600, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs), and Stock Options. In addition, the Company recorded an excess tax benefit directly to shareholders’ equity of $510,400, primarily related to the PSUs that vested during the nine months ended December 27, 2015. No excess tax benefit related to PSU vesting was recorded during the nine months ended December 25, 2016.

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

During the quarter ended December 25, 2016, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted stock options to select key employees to purchase an aggregate of 130,000 shares of the Company’s common stock. The disclosure below for stock options includes these grants.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the Amended and Restated 1994 Plan, for the first nine months of fiscal 2017:

	Nine Months	Weighted
	Ended	Average Fair
	December 25,	Value at Grant
	2016	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	138,925	$21.46
PSU’s Granted	207,000	10.77
PSU’s Vested	(26,736)	19.40
PSU’s Forfeited/Cancelled	(123,654)	21.72
Unvested shares available for issue under outstanding PSUs, end of period	195,535	$11.16

Of the 195,535 unvested shares available for issue under outstanding PSUs as of December 25, 2016, 8,535 shares were previously earned in respect of the applicable measurement year, and will vest and be issued on or about May 1, 2017, assuming the respective participants remain employed by or associated with the Company on this date.

During fiscal 2017, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 207,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent that certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one-year measurement period (fiscal 2017), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2017 will vest and be issued ratably on or about May 1 of 2017, 2018, 2019 and 2020, provided that the respective employees remain employed by or associated with the Company on each such date. Due to employee departures, 20,000 of these shares were subsequently canceled, leaving 187,000 unvested shares available for issue under PSUs granted under the Amended and Restated 1994 Plan during the current fiscal year, as of December 25, 2016. For the nine months ending December 25, 2016, the Company has not recognized any expense related to these awards as the Company’s current estimate of fiscal 2017 earnings is below the minimum threshold set for these awards.

The additional PSUs cancelled during fiscal 2017 related to the fiscal 2016 grant of PSUs, which had a one year measurement period (fiscal 2016). The PSUs were cancelled because the applicable fiscal 2016 performance targets were not attained to any extent. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance, now under the Amended and Restated 1994 Plan.

If all PSUs granted in fiscal 2017 that now remain outstanding are assumed to be earned on account of the applicable performance metrics being fully met, total unrecognized compensation costs on these PSUs, together will all previously earned but unvested PSUs, net of estimated forfeitures, would be approximately $2.0 million, as of December 25, 2016, and would be expensed through fiscal 2020. To the extent the actual forfeiture rate is different from what is anticipated or the maximum number of PSUs granted in fiscal 2017 is not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has over recent years made annual restricted stock unit (RSU) awards to its non-employee directors. On May 11, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 10,000 RSUs, ratably to the non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four-year annual vesting schedule, following from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such anniversary date.  As of December 25, 2016, there was approximately $0.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to all outstanding RSUs, including the May 11, 2016 grant. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately two years.

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

Stock Options: As of December 25, 2016, there were 440,000 stock options outstanding, and there was approximately $0.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to these outstanding stock options. As of December 25, 2016, 21,250 of the outstanding stock options were vested.

Note 4. Borrowings Under Revolving Credit Facility

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent. The Credit Agreement provides for a senior asset based revolving credit facility of up to $35 million (the “Revolving Credit Facility”), and replaces the Company’s previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The new Revolving Credit Facility matures in five years, on June 24, 2021, and includes a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions and approval of the Lenders, to increase the aggregate amount of the commitments under the Revolving Credit Facility to up to $50 million, through optional increased commitments from existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The Credit Agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability is otherwise less than $10 million. The Credit Agreement also may limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings initially accrue interest from the applicable borrowing date, generally the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus the applicable margin. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of December 25, 2016, we had a zero balance on the Revolving Credit Facility; therefore, we had $35 million available, subject to the borrowing base limitation and compliance with the other applicable terms of the Credit Agreement including the covenants referenced above.

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the Credit Agreement and other subsidiaries of the Company (collectively, the “Loan Parties”), and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit

Agreement, are guaranteed by the Loan Parties not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable, and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and chattel paper, in each case to the extent relating to inventory and accounts, and to all proceeds of the foregoing. The security interests are granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Note 5. Extinguishment of Debt

Simultaneously with entering into the senior asset based Revolving Credit Facility described in Note 4, the Company terminated its previously existing $35 million unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of termination.

At the same time, the Company also repaid in full its obligations under its Term Loan in the original principal amount of $4.5 million from Wells Fargo Bank, National Association and SunTrust Bank. The Term Loan was secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland and had an outstanding principal balance of $1.9 million at the time of repayment.

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

The Company had no assets or liabilities required to be measured at fair value as of December 25, 2016 or as of March 27, 2016.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 25, 2016 and March 27, 2016 due to their short term nature.

Fair value of long-term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of December 25, 2016 and March 27, 2016 is estimated as follows:

	December 25, 2016		March 27, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to Baltimore County	$62,900	$60,500	$82,600	$78,700

Note 7. Income Taxes

As of December 25, 2016, the Company had a gross amount of unrecognized tax benefits of $223,100 ($147,200 net of federal benefit).  As of March 27, 2016, the Company had a gross amount of unrecognized tax benefits of $290,400 ($188,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2017 was an expense of $9,000 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of December 25, 2016 was $346,200 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2016 was an expense of $2,000 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 27, 2016 was $339,800 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest is as follows:

Beginning balance at March 27, 2016 of unrecognized tax benefit	$290,400
Increases related to current period tax positions	2,200
Reductions as a result of a lapse in the applicable statute of limitations	(69,500)
Ending balance at December 25, 2016 of unrecognized tax benefits	$223,100

Note 8. Earnings Per Share

The Company calculates earnings per share considering the Accounting Standard Codification No. 260 regarding accounting for participating securities, which requires the Company to use the two-class method to calculate earnings per share. Under the two-class method, earnings per common share is computed by dividing the sum of the distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. As of December 25, 2016, the Company had no participating securities outstanding and no distributed or undistributed earnings allocated to non-vested stock. As of December 27, 2015, the Company had 36,945 shares that qualified as participating securities. As such, the following table presents the calculation of basic and diluted earnings per common share for the fiscal quarter and nine months ended December 27, 2015:

	Fiscal Quarter Ended	Nine Months Ended
Amounts in thousands, except per share amounts	December 27, 2015	December 27, 2015
Earnings per share – Basic:
Net earnings	$2,887	$7,330
Less: Distributed and undistributed earnings allocated to nonvested stock	(8)	(20)
Earnings available to common shareholders – Basic	$2,879	$7,310

Weighted average common shares outstanding – Basic	8,245	8,228

Earnings per common share – Basic	$0.35	$0.89

Earnings per share – Diluted:
Net earnings	$2,887	$7,330
Less: Distributed and undistributed earnings allocated to nonvested stock	(8)	(11)
Earnings available to common shareholders – Diluted	$2,879	$7,319

Weighted average common shares outstanding – Basic	8,245	8,228
Effect of dilutive options	37	35
Weighted average common shares outstanding – Diluted	8,282	8,263

Earnings per common share – Diluted	$0.35	$0.89

Anti-dilutive equity awards not included above	100	100

At December 25, 2016, stock options with respect to 440,000 shares of common stock were outstanding, of which 350,000 were anti-dilutive. At December 27, 2015, stock options with respect to 100,000 shares of common stock were outstanding, all of which were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of December 25, 2016 or December 27, 2015 respectively.

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

Market unit activity for the third quarter and first nine months of fiscal years 2017 and 2016 are as follows (in thousands):

	Three Months Ended
	December 25, 2016	December 27, 2015
Revenues
Public Carriers, Contractors & Program Managers	$25,851	$22,381
Government System Operators	8,250	9,849
Private System Operators	27,120	21,634
Commercial Dealers & Resellers	29,913	32,566
Retailer, Independent Dealer Agents & Carriers	56,064	53,081
Total revenues	$147,198	$139,511

Gross Profit
Public Carriers, Contractors & Program Managers	$4,070	$3,678
Government System Operators	1,843	2,220
Private System Operators	6,230	5,093
Commercial Dealers & Resellers	8,362	8,706
Retailer, Independent Dealer Agents & Carriers	9,464	9,756
Total gross profit	$29,969	$29,453

	Nine Months Ended
	December 25, 2016	December 27, 2015
Revenues
Public Carriers, Contractors & Program Managers	$60,961	$73,335
Government System Operators	27,092	26,514
Private System Operators	72,370	66,712
Commercial Dealers & Resellers	95,599	100,109
Retailer, Independent Dealer Agents & Carriers	154,670	149,858
Total revenues	$410,692	$416,528

Gross Profit
Public Carriers, Contractors & Program Managers	$10,323	$12,485
Government System Operators	6,075	6,260
Private System Operators	16,623	16,293
Commercial Dealers & Resellers	26,269	26,289
Retailer, Independent Dealer Agents & Carriers	26,540	27,620
Total gross profit	$85,830	$88,947

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2017 and 2016 are as follows (in thousands):

	Three months ended	Three months ended
	December 25, 2016	December 27, 2015
Revenues
Base station infrastructure	$52,193	$51,571
Network systems	25,242	22,922
Installation, test and maintenance	9,633	9,851
Mobile device accessories	60,130	55,167
Total revenues	$147,198	$139,511

Gross Profit
Base station infrastructure	$13,857	$13,381
Network systems	3,186	3,717
Installation, test and maintenance	1,594	1,687
Mobile device accessories	11,332	10,668
Total gross profit	$29,969	$29,453

	Nine months ended	Nine months ended
	December 25, 2016	December 27, 2015
Revenues
Base station infrastructure	$157,090	$161,669
Network systems	65,133	66,541
Installation, test and maintenance	25,269	27,481
Mobile device accessories	163,200	160,837
Total revenues	$410,692	$416,528

Gross Profit
Base station infrastructure	$40,738	$41,139
Network systems	9,505	10,200
Installation, test and maintenance	4,538	5,184
Mobile device accessories	31,049	32,424
Total gross profit	$85,830	$88,947

Note 10. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, which ended in April 2016. No shares were purchased during the first nine months of fiscal year 2017 and the stock buyback program has now expired.

The Company also withholds shares from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 25, 2016 and December 27, 2015, the allocated value of the shares withheld totaled $187,600 and $827,000, respectively.

Note 11. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter and nine months ended December 25, 2016 and December 27, 2015, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended December 25, 2016, sales of products from the Company’s largest mobile device accessories supplier and largest wireless infrastructure supplier accounted for 9.6% and 10.0% of consolidated revenue, respectively. For the nine months ended December 25, 2016, sales of products from the Company’s largest mobile device accessories supplier and largest wireless infrastructure supplier accounted for 11.3% and 10.0% of consolidated revenue, respectively. For the fiscal quarter ended December 27, 2015, sales of products from the Company’s largest mobile device accessories supplier and largest wireless infrastructure supplier accounted for 14.6% and 9.1% of consolidated revenue, respectively.  For the nine months ended December 27, 2015, sales of products from the Company’s largest mobile device accessories suppler and largest wireless infrastructure supplier accounted for 14.6% and 10.6% of consolidated revenue, respectively.

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

We evaluate our business as one segment.  However, to provide investors with increased visibility into the markets we serve, we also report revenue and gross profit by the following market units: (1) public carriers, contractors and program managers (public carrier); (2) government system operators (government); (3) private system operators (private systems); (4) commercial dealers and resellers; and (5) retailers, independent dealer agents and carriers (retail).

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

Our third quarter fiscal 2017 revenue increased by 5.5% compared to the third quarter of fiscal 2016. We experienced third quarter fiscal 2017 revenue growth within our public carrier market, private systems market, and retail market of 15.5%, 25.4% and 5.6%, respectively, as compared to the same quarter last year. This growth was partially offset by declines in our government market and our commercial reseller market of 16.2% and 8.1%, respectively, as compared to the third quarter of fiscal 2016. We continue to see sequential growth in the public carrier market, with revenues increasing 39.5% in the third quarter of fiscal 2017 as compared to the second quarter of fiscal 2017. This year over year increase and sequential growth in the public carrier market is largely the result of increased spending by our tower owner and program manager customers. On the product side, revenue increased in our base station infrastructure, network systems, and mobile device accessories categories by 1.2%, 10.1% and 9.0%, respectively, for the third quarter of fiscal 2017, compared to the same quarter last year.

Our third quarter fiscal year 2017 gross profit increased by 1.7%, compared to the third quarter of fiscal year 2016. The increase in gross profit was primarily the result of the increases in revenue discussed above, partially offset by compressed gross profit margins caused by changes in customer and product mix, including the growth in the lower margin public carrier market. Total selling, general and administrative expenses increased by 12.6% compared to the prior-year quarter. As a result, net income decreased by 57.5% and diluted earnings per share decreased by 57.1% compared to the prior-year quarter.

On October 11, 2016, Samsung Electronics Co. Ltd. announced the discontinuation and recall of its Galaxy Note 7 phone. We have not distributed this phone, but until recently distributed mobile device accessories related to it. Following Samsung’s announcement, our inventory of these accessory products became largely obsolete.  Through discussion and negotiation with Samsung and our other primary vendors and customers for these accessory products we were able to dispose of this inventory with an immaterial financial impact. Should similar or other events occur in the future, rendering portions of our inventory obsolete on account of technical failure of related or companion products, or for other reasons, we cannot be assured that we will be successful in resolving those situations without material financial impact.

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

Results of Operations

Third quarter of Fiscal Year 2017 Compared with Third quarter of Fiscal Year 2016

Total Revenues. Revenues for the third quarter of fiscal 2017 increased 5.5% compared with the third quarter of fiscal 2016. Revenues in our public carrier market increased by 15.5%, due to increased spending among our tower owner and program manager customers. Revenue in our private system market increased 25.4%, as compared to the third quarter of fiscal 2016, due to increased spending from a large repair center customer coupled with increased spending from our utility customers. Our retail market increased 5.6% in the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016, due, in part, to increased spending by our large multi-door retail dealers. This growth was partially offset by a decrease in revenue in our government market and our commercial dealers and resellers markets of 16.2% and 8.1%, respectively, as compared to the prior year period.

Total Gross Profit. Gross profit for the third quarter of fiscal 2017 increased by 1.7% compared to the third quarter of fiscal 2016. Gross profit in our public carriers, contractors and program managers market as well as our private system operators market increased by 10.7% and 22.3%, respectively. Gross profit in our government; commercial resellers; and retail markets decreased by 17.0%, 4.0%, and 3.0%, respectively. Overall gross profit margin decreased from 21.1% in the third quarter of fiscal 2016 to 20.4% in the third quarter of fiscal 2017. This decline is caused by a change in product and customer mix, including the increase in lower margin sales in the public carrier market. Additionally, we experienced margin compression in our retail market due to increased spending by our large multi-door dealers.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $3.1 million for the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016. Selling, general and administrative expenses as a percentage of revenues increased from 17.7% for the third quarter of fiscal 2016, to 18.9% for the third quarter of fiscal 2017.

Compensation and benefit expenses increased by $0.8 million for the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016. These increases are primarily due to continued investments related to our sales initiatives as well as the hiring of our new President and Chief Executive Officer. Additionally, operations costs have increased associated with an increasing number of orders in our retail market.

Pay for performance bonus expense (including both cash and equity plans) increased by $1.0 million for the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016. Our bonus programs are typically based on achieving annual performance targets. In the third quarter of fiscal 2016, we reversed the performance bonus expense of $0.4 million recorded in the first two quarters of fiscal 2016 due to adjustments in our projected annual earnings for 2016 at that time. Additionally, our bonus program for fiscal 2017 includes service based rewards that have increased bonus expense in the third quarter of 2017.

Marketing expense increased by $0.6 million for the third quarter of fiscal 2017, compared to the third quarter of fiscal 2016, primarily due to an increase in market development expense, which is directly related to retail sales volume and other sales promotion and marketing programs.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $103,300 and $146,400 for the fiscal quarter ended December 25, 2016 and December 27, 2015, respectively.

Interest, Net. Net interest expense decreased from $55,500 for the third quarter of fiscal 2016 to $37,100 for the third quarter of fiscal 2017, due to the extinguishment of our term loan as discussed in Note 5 to our financial statements, above.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 38.0% for the third quarter of fiscal 2016 to 40.7% for the third quarter of fiscal 2017. The effective tax rate for the third quarter of fiscal 2017 was higher due to a higher ratio of permanent differences related to our projected pre-tax income. Our provision for income taxes decreased by 52.3% compared to the prior year quarter, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 57.5% and diluted earnings per share decreased 57.1% for the third quarter of fiscal 2017, compared to the corresponding prior-year quarter.

First Nine months of Fiscal Year 2017 Compared with First Nine months of Fiscal Year 2016

Total Revenues. Revenues for the first nine months of fiscal 2017 decreased 1.4% compared with the first nine months of fiscal 2016. Revenues in our private systems market increased by 8.5%, compared to the same period last year, primarily due to increased spending from our utilities customers. Revenues also increased in our government and our retail markets by 2.2% and 3.2%, respectively. This growth was more than offset by a decrease in revenue in our public carrier market and our commercial resellers market by 16.9% and 4.5%, respectively, compared to the same period last year primarily due to a reduction in spending from Tier 1 carriers, and from customers working with and for these Tier 1 carriers.

Total Gross Profit. Gross profit for the first nine months of fiscal 2017 decreased by 3.5% compared to the first nine months of fiscal 2016. Gross profits in our private systems market increased by 2.0% due to increased sales from our utilities customers. Gross profit decreased in our public carrier market, our government market, and our retail market by 17.3%, 3.0% and 3.9%, respectively. Overall gross profit margin declined to 20.9% for the first nine months of fiscal 2017, compared to 21.4% for the same period last year.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $4.8 million for the first nine months of fiscal 2017, compared to the first nine months of fiscal 2016. Selling, general and administrative expenses as a percentage of revenues increased from 18.4% for the first nine months of fiscal 2016, to 19.9% for the first nine months of fiscal 2017.

Compensation and benefit expenses increased by $1.5 million for the first nine months of fiscal 2017, compared to the first nine months of fiscal 2016. These increases are primarily due to continued investments related to our sales and marketing initiatives, as well as the hiring of our new President and Chief Executive Officer. Additionally, operations costs have increased associated with an increase in the number of orders processed in our retail market.

Pay for performance bonus expense (including both cash and equity plans) increased by $0.6 million for the first nine months of fiscal 2017, compared to the first nine months of fiscal 2016. Our bonus programs are primarily based on achieving annual performance targets. Our bonus program for fiscal 2017 includes service based rewards that have increased bonus expense in the third quarter of 2017.

Marketing expense increased by $0.9 million for the first nine months of fiscal 2017, compared to the first nine months of fiscal 2016, primarily due to an increase in market development expense, which is directly related to retail sales volume as well as other sales promotion and marketing programs.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $633,500 and $804,300 for the nine month ended December 25, 2016 and December 27, 2015, respectively.

Interest, Net. Net interest expense decreased from $148,900 for the first nine months of fiscal 2016 to $65,700 for the first nine months of fiscal 2017, due to the extinguishment of our term loan, as discussed in Note 5 to our financial statements, above.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 39.3% for the first nine months of fiscal 2016 to 45.7% for the first nine months of fiscal 2017. The effective tax rate for the first nine months of fiscal 2017 was higher due to a higher ratio of permanent differences related to our projected pre-tax income. Our provision for income taxes decreased by 59.1% compared to the first nine months of fiscal 2016, primarily as a result of lower income before provision for income taxes. As a result of the factors discussed above, net income decreased 68.6% and diluted earnings per share decreased 68.5% for the first nine months of fiscal 2017, compared to the corresponding prior-year period.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the nine months ended December 25, 2016 and December 27, 2015:

	Nine Months Ended
	December 25, 2016	December 27, 2015
Cash flow provided by operating activities	$607,100	$7,693,800
Cash flow used in investing activities	(1,913,300)	(2,359,100)
Cash flow used in financing activities	(7,221,900)	(5,384,200)
Net decrease in cash and cash equivalents	$(8,528,100)	$(49,500)

We generated $0.6 million of net cash from operating activities for the first nine months of fiscal 2017, compared with net cash provided by operating activities of $7.7 million for the first nine months of fiscal 2016. This fiscal 2017 inflow was driven by net income plus depreciation and amortization coupled with an increase in accounts payable, partially offset by increases in accounts receivable and product inventory. The increase in accounts payable was driven by the increase and timing of product inventory purchases. Our higher inventory levels are due to our higher activity levels in our public carrier and retail markets. The increase in accounts receivable is related to an increase in sales volume in the third quarter compared to sales volume in last year’s fourth quarter.

Net cash used in investing activities of $1.9 million for the first nine months of fiscal 2017 was down from expenditures of $2.4 million for the first nine months of fiscal 2016. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash used in financing activities was $7.2 million for the first nine months of fiscal 2017, compared to $5.4 million for the first nine months of fiscal 2016. During the first nine months of both fiscal 2017 and fiscal 2016, we had cash outflows due to cash dividends paid to shareholders. Additionally, during the first nine months of fiscal 2017, we had a cash outflow relating to the repayment of our term loan of $1.9 million. During the first nine months of fiscal 2016, we had cash outflows due to stock repurchased from employees and directors for minimum tax withholdings related to equity compensation, partially offset by the excess tax benefit from stock-based compensation.

During the first quarter of fiscal 2017 we entered into a senior asset based revolving credit facility of up to $35 million with SunTrust Bank, as Administrative Agent. The revolving credit facility is secured by our and our primary operating subsidiaries’ inventory, accounts receivable, and deposit accounts, and replaces our previously existing unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association. Interest on borrowings is payable monthly, generally at the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus an applicable margin. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The credit agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability is otherwise less than $10 million. The credit agreement also may limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. The revolving credit facility has a five-year term and expires on June 24, 2021. As of December 25, 2016, we had a zero balance on the revolving credit facility; therefore, we had $35 million available, subject to the borrowing base limitation and compliance with the other applicable terms of the credit agreement, including the covenants referenced above.

In conjunction with entering into the new revolving credit facility noted above we repaid our term loan with an original principal amount of $4.5 million, from Wells Fargo Bank, National Association, and SunTrust Bank. At the time of repayment, the loan had a balance of $1.9 million.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 25, 2016, the principal balance of this term loan was $62,900.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal

2010. Our most recent quarterly cash dividend of $0.20 per share was paid in November 2016. On January 30, 2017, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on March 1, 2017 to shareholders of record as of February 15, 2017. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 25, 2016, we do not have any material capital expenditure commitments.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and is therefore effective for the current fiscal year. GAAP previously required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new standard simplifies the presentation of deferred tax assets and liabilities and now requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU affected our disclosures relating to deferred tax assets and liabilities. The Company has applied this guidance retrospectively and it did not have a material impact on the consolidated balance sheets.

In August 2014, the FASB issued ASU No. 2014 15, Presentation of Financial Statements—Going Concern (Subtopic 205 40), which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual and interim reporting periods of beginning after December 15, 2016, with early adoption permitted. The guidance is not expected to materially impact the Company’s consolidated results of operations, financial position and cash flows.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry-specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We are currently in the process of assessing the impact this new standard may have on our ongoing financial reporting and determining what transition method will be used. However, based on this ongoing assessment we anticipate using the modified retrospective transition method.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners that are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers', vendors' and affinity partners' business; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ ability to fund or pay for our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affects gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; system security or data protection breaches; technology changes in the wireless communications industry, or technological failures, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition, including from manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain financing as and when needed; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain our key professionals, management and staff; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no variable rate debt obligations as of December 25, 2016. Based on December 25, 2016 borrowing levels, a 1.0% increase or decrease in current market interest rates would have no effect on our statement of income.

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

We have paid a quarterly dividend on our common stock since the third quarter of fiscal year 2010. Any future declaration of dividends remains subject to further determination from time to time by our Board of Directors. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. Under Delaware law, dividends to shareholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared.  Our secured revolving credit facility restricts our ability to pay cash dividends upon a default, and when our borrowing availability is below $12 million, subject to certain exceptions, and contains other financial covenants and ratios that could restrict future dividend payments. There is no assurance that we will be able to pay dividends in the future, or if we are able to, that our Board of Directors will continue to declare dividends in the future, at current rates or at all.  If we discontinue or reduce the amount or frequency of dividends, the value of our common stock may be impaired.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2016 formatted in XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 25, 2016 and December 27, 2015; (ii) Consolidated Balance Sheet at December 25, 2016 and March 27, 2016; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 25, 2016 and December 27, 2015; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 3, 2017
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)