Form 10-K
period 2017-03-26
TESSCO TECHNOLOGIES INC
filed 2017-06-07
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 26, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

Yes ☒   No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☐   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 25, 2016, was $75,368,521.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 30, 2017, was 8,362,076.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Shareholders, scheduled to be held July 20, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (TESSCO, we, or the Company) is a value-added technology distributor, manufacturer, and solutions provider. TESSCO was founded more than 30 years ago with a commitment to deliver industry-leading products, knowledge, solutions, and customer service; and we support customers in the public and private sector. TESSCO supplies more than 50,000 products from 450 of the industry’s top manufacturers in mobile communications, Wi-Fi, Internet of Things, wireless backhaul, and more. TESSCO is a single source for outstanding customer experience, expert knowledge, and complete end-to-end solutions for the wireless industry.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors and integrators, private system operators (including railroads, utilities, mining operators and oil and gas operators), federal, state and local governments, manufacturers, value-added resellers, retail carrier stores and their independent agents, as well as other local and national retailers. We currently serve an average of approximately 12,500 non-consumer customers per month.

We provide our customers with products, services and support to help them build and maintain these primary systems:

•	Enhanced Cellular Coverage and Capacity
•	Wireless Base Station
•	In-Vehicle and Mobile Communications
•	Wi-Fi Networks
•	Site Survey Test and Maintenance
•	Wireless Backhaul
•	Machine to Machine Communications
•	Internet of Things
•	Mobile Devices and Accessories

We offer products in these broad categories: base station infrastructure; network systems; mobile devices and accessories; and installation; test and maintenance products.  We source and develop our product offering from leading manufacturers throughout the world, and also offer products developed and manufactured under our own proprietary brands, including Ventev®.

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

For information regarding our website address and regarding material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 26, 2017.

Customers

We evaluate our business and customers as one segment. However, to provide investors with increased visibility into the markets we serve, we report revenue and gross profit by the following customer market units: (1) public carriers, contractors and program managers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies as well as state and local governments that run wireless networks for their own use as well as the value added resellers who primarily serve the government; (3) private system operators such as major utilities and transportation companies that run wireless networks for their own use; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market; and (5) retailers, dealer agents and carriers.

Public carriers, contractors and program managers are system operators that are generally responsible for building and maintaining the public infrastructure system and providing airtime service to individual subscribers, and accounted for approximately 15% of our fiscal year 2017 revenues. Government system operators including federal agencies and state and local governments accounted for 7% of fiscal year 2017 revenues. Private system operators, including commercial entities, major utilities, transportation companies, manufacturers, and installation centers, accounted for 18% of fiscal year 2017 revenues. Commercial dealers and resellers include dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment for the enterprise and consumer markets. These resellers include local and national value-added resellers and retailers, and accounted for 24% of fiscal year 2017 revenues. Our retailers, independent dealer agents and carriers market accounted for 36% of fiscal year 2017 revenues.

Our top ten customer relationships totaled 26% of our total revenue for fiscal year 2017, and no customer relationship accounted for more than 10% of our total revenues.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 100 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in conjunction with significant handset launches and the winter holiday, season and decline significantly in our fourth quarter. Also, our base station infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

For more detailed financial information regarding customer market and product category activity within our sole operating segment for each of the past three fiscal years, see Note 10 to our Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended March 26, 2017.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $50,000 and gross profit margins ranging from less than 5% to 99%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products; and mobile devices and accessories, which accounted for approximately 39%, 17%, 6%, and 38% of fiscal year 2017 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes connector installation, custom jumper assembly, site kitting and logistics integration. Network systems products are used to build and upgrade public and private wireless broadband networks. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, distributed antenna systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular, smart phone and data device accessories such as power supplies, cases, screen protectors, speakers, mobile amplifier, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer brand-name products, a variety of products are developed, manufactured and offered under TESSCO-owned brands including Ventev®, Wireless Solutions®, and TerraWave®. The products we offer under these brands generally consist of device accessory products that fall into the mobile device and accessory product category, as well as WLAN and network systems accessory products and remote monitoring and control solutions that fall into the base station and network systems category. We have not incurred significant research and development expenditures in any of the last three fiscal years. Sales of proprietary products were 15% of our total sales in fiscal year 2017.

Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under Knowledge, Configuration, Delivery and Control. Knowledge solutions include the entire suite of TESSCO knowledge tools that focus on educating the industry, including product highlights, showcases and/or comparisons, with comprehensive specifications on the products, solutions and applications that are offered and reinforced by engineering, sales and technical support. Configuration services are comprised of customized product solution kitting and assembly, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale. Our delivery system allows the customer to select speed of delivery options, to specific delivery locations, designed to eliminate the customer’s need for staging and warehousing. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product usage tracking, history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

Revenues from sales of products purchased from our largest two vendors, Otter Products, LLC and CommScope Inc., accounted for 11% and 10%, respectively, of total fiscal year 2017 revenues. Sales of products purchased from our ten largest vendors generated approximately 41% of our total fiscal year 2017 revenues.

The amount of purchases we make from each of our approximately 450 vendors may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our vendors, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our vendors depends on being able to reach and maintain agreements with these vendors on acceptable business terms.  In addition, the agreements and arrangements on which most of our larger vendor relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months or otherwise short notice.  Generally, we believe that alternative sources of supply are available for many of the product types we carry, although we may be unable, or find it more difficult, to source branded products from other than the manufacturer.

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

We attempt to understand and anticipate customers' needs and to build solutions by cultivating lasting relationships. Our commercial customer database contains detailed information on approximately 216,000 existing customers, including the names of key personnel, past contacts, inquiries, and buying and credit histories. Additionally, we have information on approximately 540,000 contacts that serve as potential new customers in our market. This extensive customer database enables us to identify and target potential customers and to market specific products to these targeted customers. Potential customers are identified through their responses to TESSCO.com®, direct‑marketing materials, advertisements in trade journals and industry trade shows, as well as through referrals from other TESSCO customers and vendors. Customer relationship representatives pursue these customer inquiries through distribution of our Knowledge Tools and through phone contact, electronic communications, and field visits. The information technology system tracks potential customer identification from the initial marketing effort through the establishment and development of a purchasing relationship. Once a customer relationship is established, we carefully analyze purchasing patterns and identify opportunities to encourage customers to make more frequent purchases of a broader array of products. Scheduled contacts are made to each regularly purchasing customer for the purpose of information dissemination, order generation, database maintenance, and the overall enhancement of the business relationship. The process is aimed at attracting prospects to TESSCO, converting these prospects to buying customers, and ultimately migrating them to loyal, total-source monthly buyers.

Solutions Development and Product Management: We actively monitor advances in technologies and industry trends, both through market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our personnel, including those we refer to as “Solution Architects” offer applications engineering to market-specific applications such as DAS systems (Distributed Antennae Systems), wireless backhaul and fiber networks, custom integrated solutions for power systems, and site kitting and flexible custom network design services for areas such as in-building coverage, tower design, and wireless video surveillance systems.

In addition to determining the product offering, our Product and Solutions Development Teams provide the technical foundation for both customers and our personnel. Our product management software is continually updated to add new products and additional technical information in response to manufacturer specification changes and customer inquiries. This system contains detailed information on each stock keeping unit offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products, and purchase and sales histories. This information is available on a real-time basis to all of our personnel for product development, procurement, technical support, cataloging and marketing.

Strategic Marketing – As a thought leader in the wireless industry, TESSCO’s marketing materials educate the industry and promote our added value and services. Through WirelessNow, our retail focused industry publication, we offer product recommendations, trend reports, and expert market analysis to help thousands of retail customers improve sell through, drive traffic and sales, and maximize their revenue. Our weekly commercial email newsletter, The Wireless Update, keeps 90,000 of our customers informed on the latest news in the industry, new products and solutions from our manufacturers, upcoming events and training opportunities, and more.  In addition, strategic marketing supports the organization through the development of compelling sales content, knowledge features, training programs, and other customer and manufacturer programs that solve business challenges and increase the value TESSCO provides to the industry.

TESSCO.com® is our e-commerce site and the digital gateway to our comprehensive knowledge, products, and solutions for wireless. In addition to access to our inventory of products for every solution, TESSCO.com features:

•	Customer-specific home pages with customized presentations of relevant, market-specific content, tailored to logged-in users’ specific roles in wireless;
•	Powerful product and knowledge search capabilities enabled by advanced search engine logic;
•	Real-time product availability;
•	Customer-specific pricing based on a customer’s aggregated recent purchase history;
•	Easy ordering capabilities that allow for the construction and configuration of complete, end-to-end solution that can be converted to an order, or saved, copied, shared, uploaded and emailed;
•

A content library that enables the streamlined navigation of TESSCO’s knowledge content (articles, white papers, illustrations, videos, installation guides, product selection guides, or any other content featured on TESSCO.com);

•

A variety of customer service, financial and technical support pages, including account controls which include all of the tools necessary to track and manage orders, update an account, find the right support, review saved orders, handle warranty claims, and explore TESSCO’s capabilities;

•	Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;
•	Order reservations, order status, back-order details and four-month order history; and
•	Manufacturer portal pages designed to showcase each manufacturer partner’s offer in a custom fashion.

TESSCO.com empowers our customers to make better decisions by delivering product knowledge so they’re fully informed. This destination also enables our manufacturers to reach a broad and diverse customer base with their product offer and brand features.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers increased from approximately 12,200 for fiscal year 2016 to approximately 12,500 in fiscal year 2017.  The average monthly purchase per customer decreased slightly from $3,700 in fiscal year 2016 to $3,600 in fiscal year 2017.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 26, 2017 and March 27, 2016, we had an immaterial level of backlog orders. Most backlog orders as of March 26, 2017 are expected to be filled within 90 days of fiscal year-end. For both the fiscal years ended March 26, 2017 and March 27, 2016, inventory write-offs were 0.7% of total purchases. In many cases, we are able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2017 and 2016 were 7.2 and 6.6, respectively.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Brightstar, D&H, Superior Communications and VoiceComm in our retail market and Alliance Corporation, Anixter, Comstor, Graybar, Hutton Communication, KPGCo Logistics, Ingram Micro, Talley Communications, Tech Data, Site Pro 1, VAV Wireless, Westcon and Winncom in our other markets. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are often terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 450 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®,  LinkUPS®,  ORDERflow®,  Solutions That Make Wireless Work®,  TerraWave Solutions®,  TESSCO®,  TESSCO Making Wireless Work®,  TESSCO Technologies®,  TESSCO.com®,  Ventev®,  The Vital Link to a Wireless World®,  The Wireless Bulletin®,  The Wireless Guide®,  The Wireless Journal®,  Wireless Solutions®,  The Wireless Update®,  Your Total Source®,  Chargesync®, and Your Virtual Inventory®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

We currently hold one patent related to our online order entry system and three patents related to our Ventev® products. We intend, if and when appropriate, to seek patent protection for any additional patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to our business, and as a result, our business may be adversely affected. In response to patents of others, we may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design our systems around the patents of others.

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2017 and there are no material expenditures planned for such purposes in fiscal year 2018.

Employees

As of March 26, 2017, we had 772 full-time equivalent employees. Of our full-time equivalent employees, 393 were engaged in customer and vendor service, marketing, sales and product management, 273 were engaged in fulfillment and distribution operations and 106 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Murray Wright	60	President and Chief Executive Officer

Murray Wright joined the Company in September 2016. Mr. Wright served as Chief Executive Officer of Zones, Inc. from 2013 to 2015. At Tech Data Corporation, Mr. Wright served as Senior Vice President, US Sales from 2006 to 2010 and as President, the Americas, from 2011 to 2013.

Aric M. Spitulnik	45	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary and in 2014, he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Douglas A. Rein	57	Senior Vice President of Performance Systems and Operations

Douglas Rein joined the Company in July 1999 as Senior Vice President of Performance Systems and Operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Craig A. Oldham	47	Senior Vice President, Strategic Marketing

Craig Oldham joined the Company in 2014 as Vice President, Strategic Marketing.  In 2015, Mr. Oldham was appointed to Senior Vice President.  Previously, Mr. Oldham served as Vice President of Digital Engagement at the Red Cross from August 2010 to March 2014.

Elizabeth S. Robinson	50	Senior Vice President, Retail Sales and Product Marketing

Elizabeth Robinson joined the Company in 1998.  Ms. Robinson was appointed Director of Sales in 2001, and Vice President in 2004.  In 2011, she was appointed Vice President of Mobile Devices and Accessories, and then for the Mobility Group in 2016.   In 2017, she was appointed Senior Vice President, leading Retail Sales and Product Management.

Charles W. Kriete	39	SVP, Commercial Sales, Product Marketing and Supply Chain

Charles Kriete joined the company in January 2017. Mr. Kriete served as Chief Marketing Officer of Kore Wireless Group in 2016 and was Chief Revenue Officer of Wyless from 2013 to 2016. Previously he served as Executive Vice President of TD Mobility at Tech Data from 2010 to 2013.

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

When unable to negotiate the inclusion of our preferred terms or preferred language in a particular vendor contract, we assess any increased risk presented, as well as mitigating factors, analyze our overall business objectives, and then proceed accordingly.  In some instances, we refuse the contract and seek other sources for the product, and in other instances business objectives and circumstances are determined to outweigh or mitigate any increased risk, or otherwise dictate that we proceed with the contract, notwithstanding.  We consistently seek to manage contractual risks resulting from vendor contracts not including our preferred terms or language. However, these risks persist, and even when we are successful in negotiating our preferred terms, performance of these terms is not assured.

If our vendors or suppliers refuse to, or for any reason are unable to, supply products to us, in sufficient quantities to meet demand, or at all, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to purchase from other sources, instead of from us, or experience significant changes in demand internally or from their own customer bases, become financially unstable, or are acquired by another company, our ability to generate revenues from these customers may, or in some cases would, be significantly affected, resulting in an adverse effect on our financial position and results of operations.

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

Sales of products purchased from our largest two vendors, Otter Products, LLC (11%) and CommScope Inc. (10%), generated approximately 21% of our total revenues in fiscal year 2017, and sales from our largest ten vendors generated approximately 41% of fiscal year 2017 total revenues.  As is the case with many of our vendor and customer relationships, our contractual arrangements with Otter Products, LLC and CommScope Inc. are terminable by either party upon several months notice. If these contracts or our relationships with Otter Products, LLC or CommScope Inc. terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors, including Otter Products, LLC and CommScope Inc., are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2017, no customer accounted for more than 10% of our total revenues. However, in the retail market, 50% of our sales are made to five customers. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our vendors to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our existing secured revolving credit facility contains various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business. Our existing secured revolving credit facility includes variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

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

In fiscal 2016 our Board of Directors announced a CEO succession plan and retained a third party search firm to assist it in these efforts.  This led to the hiring in September 2016 of Murray Wright as our new CEO and President, succeeding in these positions our founder and long-time President and CEO, Robert B Barnhill, Jr.  Mr. Barnhill continues to serve as our Executive Chairman and Chairman of the Board.  Leadership transition may result in distraction and uncertainty for our current management team. In addition, there are transactional and transitional risks associated with the process of new leadership selection and engagement, and the transfer to and assumption of responsibilities by new leadership.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs), and sometimes stock options. If performance targets associated with PSUs are not met, or the value of such awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation, such as stock options, otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs, stock options and other equity instruments is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan only through July 21, 2021, and as of May 26, 2017, there were 567,450 shares available for future awards. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations.

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

We are subject to the risk that the value of our inventory will decline as a result of price reductions by vendors or technological obsolescence or failure. It is the policy of many of our vendors to protect distributors from the loss in value of inventory due to technological change or failure, or the vendors’ price reductions. Some vendors (including those who manufacture our proprietary products), however, may be unwilling or unable to pay us for price protection claims or products returned to them under purchase agreements. No assurance can be given that such practices to protect distributors like us will continue, that unforeseen new product developments, product failure or product obsolescence will not adversely affect us, or that we will be able to successfully manage our existing and future inventories.

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

In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We first perform a qualitative analysis to determine if it is more likely than not that goodwill or indefinite lived intangible assets are impaired. This analysis includes assumptions and estimates related to macroeconomic, industry and company specific events and trends. In the event that we find it is more likely than not that an impairment has occurred a quantitative analysis is performed. Goodwill and indefinite lived asset valuations are calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 26, 2017, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 7.2% of total assets.

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

Our future results of operations may be impacted by prolonged weakness in the economic environment which may result in an impairment of any goodwill recorded and/or other long lived assets or the recording of a valuation allowance on our deferred tax assets, which could adversely affect our results of operations or financial condition.

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

Our product offering includes a growing number of our own proprietary products, which represented approximately 15% of our sales in fiscal year 2017. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

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

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 63% of our outstanding common stock as of March 26, 2017. Robert B. Barnhill, Jr., our Executive Chairman and Chairman of the Board, beneficially owned approximately 22% of our outstanding common stock as of March 26, 2017. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

We may not be able to continue to pay dividends on our common stock in the future, which could impair the value of our common stock.

We have paid a quarterly dividend on our common stock since the second quarter of fiscal year 2010. Any future declaration of dividends remains subject to further determination from time to time by our Board of Directors. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. Under Delaware law, dividends to shareholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared.  Our secured revolving credit facility restricts our ability to pay cash dividends upon a default, and when our borrowing availability is below $12.5 million, or in certain more limited circumstances $10 million, and contains other financial covenants and ratios that could restrict future dividend payments. There is no assurance that we will be able to pay dividends in the future, or if we are able to, that our Board of Directors will continue to declare dividends in the future, at current rates or at all.  If we discontinue or reduce the amount or frequency of dividends, the value of our common stock may be impaired.

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

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium Maryland. The monthly rent payments range from $169,400 to $185,100 throughout the remaining lease term, which expires on December 31, 2020.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $35,700 to $39,300 throughout the remaining lease term, which expires on July 31, 2020, subject to our annual option to terminate.

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Monthly rent payments range from $16,400 to $16,900 and the lease expires October 31, 2018.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded since September 28, 1994, on the NASDAQ Market (currently NASDAQ Global Select), under the symbol "TESS." The quarterly range of prices per share during fiscal years 2016 and 2017 are as follows:

			Dividends
	High	Low	Declared
Fiscal Year 2016
First Quarter	$27.56	$17.94	$0.20
Second Quarter	27.25	19.20	0.20
Third Quarter	24.39	17.75	0.20
Fourth Quarter	20.49	14.96	0.20

Fiscal Year 2017
First Quarter	$18.18	$12.05	$0.20
Second Quarter	14.86	12.25	0.20
Third Quarter	13.55	9.75	0.20
Fourth Quarter	15.50	12.50	0.20

As of May 30, 2017, the number of shareholders of record of the Company was 160. We estimate that the number of beneficial owners as of that date was approximately 2,483.

On July 28, 2009, we announced that our Board of Directors decided to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2017 and 2016 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Our revolving credit facility may limit the amount of cash dividends that we may pay based on financial covenants and ratios that may restrict the future payment of dividends.

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, which ended in April 2016. No shares were purchased during fiscal year 2016 or fiscal year 2017 and the stock buyback program has now expired.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2017 and 2016 the total value of shares withheld for taxes were $192,400 and $937,300, respectively.

Our secured revolving credit facility with SunTrust Bank restricts our ability to pay dividends and to repurchase our shares, either upon a default or when our borrowing availability is below $12.5 million, or in certain more limited circumstances $10 million, and also limits to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of tax withholding obligations related to vested equity grants during any 12 month period.  This revolving credit facility also contains other financial covenants and ratios that could restrict dividends and repurchases. At March 26, 2017 we had the ability to withhold repurchase $1.8 million in additional shares of our common stock during fiscal 2018, without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on April 1, 2012 in each of the Company’s Common Stock, the Russell 2000 Index and a peer group for the period of April 1, 2012 to March 26, 2017. The graph assumes that all dividends, if any, were reinvested.

	4/1/2012	3/31/2013	3/30/2014	3/29/2015	3/27/2016	3/26/2017
TESSCO Technologies Incorporated	$100.00	$90.92	$151.16	$112.64	$79.19	$73.64
Russell 2000	100.00	116.30	142.63	155.62	137.34	174.88
Peer Group (1)	100.00	102.09	121.55	113.66	112.88	126.47

(1) – The Peer Group consists of the following: Ingram Micro Inc., W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., InfoSonics Corporation, and Tech Data Corp.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013
STATEMENT OF INCOME DATA
Revenues	$533,295,100	$530,682,100	$549,619,000	$560,086,600	$752,565,000
Cost of goods sold	421,527,300	418,716,200	431,980,500	433,728,700	620,328,800
Gross profit	111,767,800	111,965,900	117,638,500	126,357,900	132,236,200
Selling, general and administrative expenses	108,416,300	102,932,300	102,686,700	99,868,000	103,017,600
Restructuring charge	806,600	—	573,400	—	—
Operating expenses	109,222,900	102,932,300	103,260,100	99,868,000	103,017,600
Income from operations	2,544,900	9,033,600	14,378,400	26,489,900	29,218,600
Interest, net	58,600	161,300	167,300	177,700	224,200
Income before provision for income taxes	2,486,300	8,872,300	14,211,100	26,312,200	28,994,400
Provision for income taxes	1,041,200	3,531,800	5,576,800	10,063,100	11,200,500
Net income	$1,445,100	$5,340,500	$8,634,300	$16,249,100	$17,793,900
Diluted earnings per share	$0.17	$0.65	$1.04	$1.94	$2.15
Cash dividends declared per common share	$0.80	$0.80	$0.80	$0.74	$1.47
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.0	78.9	78.6	77.4	82.4
Gross profit	21.0	21.1	21.4	22.6	17.6
Selling, general and administrative expenses	20.3	19.4	18.7	17.8	13.7
Restructuring charge	0.2	—	0.1	—	—
Operating expenses	20.5	19.4	18.8	17.8	13.7
Income from operations	0.5	1.7	2.6	4.7	3.9
Interest, net	—	—	—	—	—
Income before provision for income taxes	0.5	1.7	2.6	4.7	3.9
Provision for income taxes	0.2	0.7	1.0	1.8	1.5
Net income	0.3%	1.0%	1.6%	2.9%	2.4%

	Fiscal Years Ended
	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013
SELECTED OPERATING DATA
Average non-consumer buyers per month	12,500	12,200	12,400	12,700	13,000
Return on assets (1)	0.8%	3.0%	4.6%	8.5%	9.0%
Return on equity (2)	1.3%	4.7%	7.6%	14.9%	18.1%

	As of Fiscal Years Ended
	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014	March 31, 2013
BALANCE SHEET DATA
Working capital	$77,194,500	$82,523,600	$82,220,900	$88,090,400	$76,551,700
Total assets	173,980,500	169,416,000	186,240,600	186,960,300	194,300,000
Short-term debt	26,500	251,100	250,700	250,200	249,700
Long-term debt	29,800	1,706,500	1,957,500	2,208,200	2,458,300
Shareholders' equity	108,016,300	112,527,300	113,142,100	114,828,100	102,802,600

(1)	Net income divided by the average total assets.
(2)	Net income divided by the average total equity.

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

We offer a wide range of products that are classified into four business categories: base station infrastructure; network systems; installation, test and maintenance; and mobile devices and accessories. Base infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and internet networks. We have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile devices and accessory products include cellular phone and data device accessories.  Our customers generally have the ability to purchase from any of our product categories.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 450 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2017, 2016 and 2015:

(Dollars in thousands, except per share data)			2016 to 2017			2015 to 2016
	2017	2016	$ Change	% Change	2015	$ Change	% Change
Market Revenues
Public Carriers, Contractors & Program Managers	$82,015	$89,171	$(7,156)	(8.0)%	$127,426	$(38,255)	(30.0)%
Government System Operators	36,676	33,009	3,667	11.1%	31,495	1,514	4.8%
Private System Operators	93,869	85,563	8,306	9.7%	86,725	(1,162)	(1.3)%
Commercial Dealers & Resellers	126,326	129,986	(3,660)	(2.8)%	134,195	(4,209)	(3.1)%
Retailers, Independent Dealer Agents & Carriers	194,409	192,953	1,456	0.8%	169,778	23,175	13.7%
Total Revenues	$533,295	$530,682	$2,613	0.5%	$549,619	$(18,937)	(3.4)%

			2016 to 2017			2015 to 2016
	2017	2016	$ Change	% Change	2015	$ Change	% Change
Market Gross Profit
Public Carriers, Contractors & Program Managers	$13,707	$15,155	$(1,448)	(9.6)%	$20,915	$(5,760)	(27.5)%
Government System Operators	8,235	7,713	522	6.8%	7,535	178	2.4%
Private System Operators	21,648	20,601	1,047	5.1%	20,866	(265)	(1.3)%
Commercial Dealers & Resellers	34,289	33,781	508	1.5%	34,948	(1,167)	(3.3)%
Retailers, Independent Dealer Agents & Carriers	33,889	34,716	(827)	(2.4)%	33,375	1,341	4.0%
Total Gross Profit	111,768	111,966	(198)	(0.2)%	117,639	(5,673)	(4.8)%

Selling, general and administrative expenses	108,416	102,932	5,484	5.3%	102,687	245	0.2%
Restructuring Charge	807	—	807	—	573	(573)	(100.0)
Operating Expenses	109,223	102,932	6,291	6.1%	103,260	(328)	(0.3)%
Income from operations	2,545	9,034	(6,489)	(71.8)%	14,378	(5,344)	(37.2)%
Interest, net	59	161	(102)	(63.6)%	167	(6)	(3.6)%
Income before provision for income taxes	2,486	8,873	(6,387)	(72.0)%	14,211	(5,338)	(37.6)%
Provision for income taxes	1,041	3,532	(2,491)	(70.5)%	5,577	(2,045)	(36.7)%
Net income	$1,445	$5,341	(3,896)	(72.9)%	$8,634	(3,293)	(38.1)%

Diluted earnings per share	$0.17	$0.65	$(0.48)	(73.8)%	$1.04	(0.39)	(37.5)%

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenues. Revenue for fiscal year 2017 increased slightly by 0.5% as compared to fiscal year 2016. Revenue from our government system operators market increased by 11.1% for fiscal year 2017 as compared to fiscal year 2016. We have continued to invest in this market, which has led to an increase in government contracts, especially with our state and local government customers. Revenues within our private system operators market increased by 9.7% for fiscal year 2017 as compared to fiscal year 2016, primarily due to an increase in sales to our utility customers. Revenue from the public carriers, contractors and program managers market, and the commercial dealers and resellers market, decreased by 8.0% and 2.8%, respectively, due to a dramatic slowdown in the purchases by our cellular carrier customers and the general contractors and integrators doing work on their behalf, beginning in the third quarter of fiscal 2015. During the second half of fiscal 2017, we saw improved year-over-year quarterly sales in the carrier markets as purchases increased from key contractors and integrators. Revenue in the second half of fiscal 2017 increased 23.0% in the public system operators, contractors and program managers market as compared to the same period of fiscal 2016 as a result of these increased purchases.

Gross Profit. Gross profit was essentially flat with a 0.2% decrease in fiscal year 2017 compared to fiscal year 2016. This decrease was primarily driven by a 9.6% decrease in our public carriers, contractors, and program managers market and a 2.4% decrease in our retailers, independent dealer agents and carriers market for fiscal year 2017 as compared to fiscal year 2016. This decrease was almost fully offset by increases in gross profit of our government system operators market and our private system operators market of 6.8% and 5.1%, respectively. Overall gross profit margin decreased slightly to 21.0% in fiscal year 2017, compared to 21.1% in fiscal year 2016, primarily due to changes in customer and product mix.

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

We account for inventory at the lower of cost or market, and as a result write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for each of the last three fiscal years.

Selling, General, Administrative and Restructuring Expenses. Total selling, general, administrative and restructuring expenses increased 6.1% during fiscal year 2017 as compared to fiscal year 2016. Total selling, general, administrative and restructuring expenses as a percentage of revenues increased slightly from 19.4% in fiscal year 2016 to 20.5% in fiscal year 2017. The following are descriptions of changes in significant components of selling, general, administrative and restructuring expenses:

•

Marketing expenses increased by $1.4 million, or 16.7%, in fiscal year 2017 as compared to fiscal year 2016, primarily due to direct marketing costs associated with improved design and content of our TESSCO.com website and increased market development funds associated with sales to our retail customers.

•

Compensation and benefits expense increased by $4.2 million, or 6.8%, in fiscal year 2017 as compared to fiscal year 2016 primarily related to higher business generation across all markets and operations compensation costs to support the increase in retail sales volume. Additionally, we incurred $0.8 million in onetime severance costs in relation to a restructuring of our sales and product teams.

•

Performance bonus expense (including both cash and equity plans) increased by $1.1 million in fiscal year 2017 as compared to fiscal year 2016. This increase is primarily related to bonuses paid to our former and current CEO related to the transition that occurred during this fiscal year.

•

During the fourth quarter of fiscal year 2016, we received the results of a software license audit conducted by a major software provider. After significant negotiations, we settled the audit for $1.5 million, which was accrued in the fourth quarter of fiscal year 2016 and was paid in the first quarter of fiscal year 2017. The ongoing annual cost from the results of this audit is minimal.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $674,200 and $637,100 for fiscal year 2017 and fiscal year 2016, respectively.

Interest, Net. Net interest expense decreased, from $161,300 in fiscal year 2016 to $58,600 in fiscal year 2017. The decrease is primarily related to the extinguishment of our term loan and lower borrowing levels on our secured revolving credit facility. Refer to Note 6 through 8 for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2017 and 2016 were 41.9% and 39.8%, respectively. The increased rate is primarily a result of lower pre-tax income which increases the impact of non-deductible tax differences.  As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2017 decreased 72.9% and 73.8%, respectively, compared with fiscal year 2016.

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

Gross Profit. Gross profit decreased 4.8% in fiscal year 2016 compared to fiscal year 2015. This decrease was primarily driven by a 27.5% decrease in our public carriers, contractors, and program managers market, and to a much lesser extent by a 3.3% decrease in our commercial dealers and resellers market and a 1.3% decrease in our private system operators market. These declines were partially offset by increases in our retail, independent dealer agents and carriers market of 4.0% and in our government system operators market of 2.4%. Overall gross profit margin decreased slightly to 21.1% in fiscal year 2016, compared to 21.4% in fiscal year 2015, primarily due to changes in customer and product mix. The largest driver of the reduced gross margin was in the retail market due to a higher percentage of sales of lower margin products and increased customer consolidation which provides our customers with larger purchasing power.

We account for inventory at the lower of cost or market, and as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for each of the last three fiscal years.

Selling, General, Administrative and Restructuring Expenses. Total selling, general, administrative and restructuring expenses were relatively flat during fiscal year 2016 as compared to fiscal year 2015. Total selling, general, administrative and restructuring expenses as a percentage of revenues increased slightly from 18.8% in fiscal year 2015 to 19.4% in fiscal year 2016. The following are descriptions of changes in significant components of selling, general, administrative and restructuring expenses:

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

•

During the fourth quarter of fiscal year 2016, we received the results of a software license audit conducted by a major software provider. After significant negotiations, we settled the audit for $1.5 million, which we accrued in the fourth quarter of fiscal year 2016 and paid in the first quarter of fiscal year 2017. The ongoing annual cost from the results of this audit is minimal.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2017	2016	2015
Cash flow provided by operating activities	$3,051,270	$20,141,100	$11,079,800
Cash flow used in investing activities	(2,563,000)	(3,513,800)	(2,947,600)
Cash flow used in financing activities	(8,830,970)	(7,268,500)	(12,076,100)
Net decrease in cash and cash equivalents	$(8,342,700)	$9,358,800	$(3,943,900)

We generated $3.1 million of net cash from operating activities during fiscal year 2017. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), an increase in accounts payable and a decrease in prepaid expenses and other current assets partially offset by an increase in accounts receivable and product inventory. Accounts receivable increased due to higher sales in the fourth quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016. Inventory and accounts payable increased as a result of strategic purchases combined with a general increase in base station infrastructure inventory for our public system operators, contractors, and program managers market. Additionally, our inventory levels for certain Ventev® product lines have also increased. The reduction in prepaid expenses and other assets as well as the decrease in accrued expense and other liabilities are both primarily related to a tower owner customer whose inventory we have held on its behalf since fiscal year 2015.  Because we held the inventory on the tower owner’s behalf, the cost of these goods was recorded in prepaid expenses and other current assets, and we were unable to recognize the revenue and related cost of goods sold associated with the transaction until the product physically ships.  During fiscal year 2017, the customer took possession of most of the remaining inventory and therefore the deferred revenue and cost of goods sold were partially recognized.

We generated $20.1 million of net cash from operating activities during fiscal year 2016. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), a decrease in accounts receivable and product inventory, and a decrease in prepaid expenses and other current assets, partially offset by a decrease in trade accounts payable and accrued expense and other current liabilities. The decrease in accounts receivable was primarily related to better collections in the fourth quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015. The decrease in inventory was primarily due an effort to reduce overall inventory levels while maintaining high service levels.  The reduction in prepaid expenses and other assets as well as the decrease in accrued expense and other liabilities are both primarily related to a tower owner customer mentioned above. During fiscal year 2016, the customer took possession of the majority of this inventory and therefore the deferred revenue and cost of goods sold were partially recognized.

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

Capital expenditures of $2.6 million in fiscal year 2017 were down from $3.5 million in fiscal year 2016 and $2.9 million in fiscal year 2015. Fiscal year 2017, 2016 and 2015 capital expenditures were largely comprised of investments in information technology of $2.4 million, $3.1 million, and $2.6 million, respectively.

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

On April 23, 2014, our Board of Directors expanded our then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Our Board of Directors believes that the repurchase of our shares, when appropriate, is an excellent use of funds to enhance long-term shareholder value. Purchases were funded from working capital and/or our revolving credit facility. Shares could be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or other transactions managed by broker-dealers. During fiscal year 2015, we purchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. No shares were repurchased during fiscal years 2017 or 2016. The stock buyback program expired in April 2016.

We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested equity grants. For fiscal years 2017 and 2016 this totaled $192,400 and $937,300, respectively. Our revolving credit facility with SunTrust Bank limits to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of these tax withholding obligations during any 12 month period. At March 26, 2017 we had the ability to withhold repurchase $1.8 million in additional shares of our common stock during fiscal 2018, without violating this covenant.

We are party to a senior asset based revolving credit facility with SunTrust Bank with interest payable monthly generally at the Eurodollar rate plus an applicable margin. Borrowing availability under this facility is determined in accordance with a borrowing base, and the applicable credit agreement includes financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability is less than $10 million. The terms applicable to our revolving credit facility also limit our ability to engage in certain transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. As of March 26, 2017 we had no balance outstanding on our $35.0 million revolving credit facility; therefore, we had $35.0 million available on our revolving line of credit facility, subject to the limitations imposed by the borrowing base and our continued compliance with the other applicable terms, including the covenants discussed above. The term of the credit facility is 5 years, ending June 23, 2021.

Our secured revolving credit facility with SunTrust Bank restricts our ability to pay dividends and to repurchase our shares, either upon a default or when our borrowing availability is below $12.5 million, or in certain more limited circumstances $10 million, and also limits to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of tax withholding obligations related to vested equity grants during any 12 month period.  This revolving credit facility also contains other financial covenants and ratios that could restrict dividends and repurchases. As noted above, March 26, 2017, we had no balance outstanding on our $35.0 million revolving credit facility.

At the end of fiscal year 2017, we were in compliance with the financial covenants applicable under our revolving credit facility with SunTrust Bank.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 26, 2017, the principal balance of this term loan was approximately $56,300.

Working capital (current assets less current liabilities) decreased slightly to $77.2 million as of March 26, 2017, from $82.5 million as of March 27, 2016. Shareholders' equity decreased to $108.0 million as of March 26, 2017, from $112.5 million as of March 27, 2016, primarily due to fiscal year 2017 net income being more than offset by cash dividends paid.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility (including any amendment or replacement thereof), or if needed, financing we believe would be available to us from other sources, will be sufficient to support our operations for at least the next twelve months. We expect to meet short-term liquidity needs through cash on our balance sheet and operating cash flow, supplemented by our revolving credit facility; and we expect to meet long term liquidity needs through these same resources. If we were to undertake an acquisition or other major capital purchases that require funds in excess of its existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding, either to fund an acquisition or major capital purchase, or to support our cash flow needs in the event of the termination of our existing revolving credit facility before it can be replaced with an asset based facility, would be available on terms acceptable to us, if at all.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of the downturn in the global economy, among other factors.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 26, 2017:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1-3	Years 4-5	5 Years

Long-Term Debt Obligations	$56,300	$26,500	$29,800	$—	$—
Revolving credit facility (1)	372,600	87,500	175,000	110,100	—
Lease Obligations	10,158,200	2,910,900	5,439,400	1,807,900	—
Interest payments (2)	1,200	900	300	—	—
Other Long-Term Liabilities (3)	1,087,500	—	150,000	150,000	787,500
Tax contingency reserves (4)	462,100	—	—	—	—
Total contractual cash obligations	$12,137,900	$3,025,800	$5,794,500	$2,068,000	$787,500

(1)	We are subject to a 0.25% fee on the unused portion of our revolving credit facility.
(2)	Interest payments include amounts owed on notes payable at their stated contractual rate
(3)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.
(4)

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal year 2017).

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet as of March 26, 2017, includes goodwill of approximately $11.7 million and other indefinite lived intangible assets of $0.8 million. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Based on the Company’s qualitative assessment for fiscal year 2017, we have concluded that it is not more likely than not that the carrying value of our sole reporting unit with goodwill or intangible assets is above the fair value of the related reporting unit.  As a result, no quantitative testing was deemed necessary for fiscal year 2017. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

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

We account for income taxes under the FASB’s ASC on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 26, 2017, we had total net unrecognized tax benefits of approximately $462,100, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. Under this new standard, all excess tax benefits and tax deficiencies related to employee share based payments should be recognized as income tax expense or benefit in the income statement. The standard also requires that these excess tax benefits be classified as an operating cash flow. The Company had no excess tax benefit from stock based compensation in fiscal year 2017. In fiscal year 2016, the company had an excess tax benefit from stock based compensation of $0.4 million. The company has elected to take the prospective method of adoption and is currently evaluating the impact the adoption of this new standard will have on its disclosures; however, we do not expect the adoption of this standard to have a material impact on retained earnings.

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of

Inventory, which changes the measurement principle for inventory for entities using first-in, first-out (FIFO) or average cost from the lower of cost or market to lower of cost and net realizable value. This standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. This standard should be applied prospectively and had no effect on the Company’s Financial Statements or related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205 40), which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for the annual and interim reporting periods of beginning after December 15, 2016, and was adopted by the Company during fiscal 2017. The Company has evaluated our financial position including and found that there were no conditions or events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Therefore, the adoption of this new standard had no effect on the Company’s Financial Statements or related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We continue to assess the impact this new standard may have on our ongoing financial reporting. We have identified our revenue streams both by contract and product type and are assessing each for potential impacts. For the revenue streams we have assessed, we do not anticipate a material impact in the timing or amount of revenue recognized.  We may be required to adjust our accounting for our returns reserve. However, our returns have historically been less than 3% of revenue, and as such, we do not expect this to have a material impact on our Financial Statements. Based on this ongoing assessment, we intend to adopt the standard on a modified retrospective basis on April 1, 2018, the first day of fiscal 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no variable rate debt obligations as of March 26, 2017. Based on March 26, 2017 borrowing levels, a 1.0% increase or decrease in current market interest rates would have no effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 26,	March 27,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$8,540,100	$16,882,800
Trade accounts receivable, net of allowance for doubtful accounts of $782,200 and $841,400, respectively	64,778,900	58,315,700
Product inventory, net	63,984,300	53,903,900
Prepaid expenses and other current assets	3,864,100	5,917,100
Total current assets	141,167,400	135,019,500

Property and equipment, net	18,089,100	19,895,400
Goodwill, net	11,677,700	11,684,700
Other long-term assets	3,046,300	2,816,400
Total assets	$173,980,500	$169,416,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$53,581,400	$41,986,000
Payroll, benefits and taxes	6,772,100	4,927,900
Income and sales tax liabilities	1,364,700	1,456,800
Accrued expenses and other current liabilities	2,228,200	3,874,100
Revolving line of credit	—	—
Current portion of long-term debt	26,500	251,100
Total current liabilities	63,972,900	52,495,900

Deferred tax liabilities	386,800	379,400
Long-term debt, net of current portion	29,800	1,706,500
Other long-term liabilities	1,574,700	2,306,900
Total liabilities	65,964,200	56,888,700

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,048,392 shares issued and 8,337,669 shares outstanding as of March 26, 2017, and 13,970,394 shares issued and 8,272,124 shares outstanding as of March 27, 2016	98,400	97,600
Additional paid-in capital	59,006,000	58,113,800
Treasury stock, at cost, 5,710,723 shares as of March 26, 2017 and 5,698,270 shares as of March 27, 2016	(57,437,600)	(57,245,200)
Retained earnings	106,349,500	111,561,100
Total shareholders’ equity	108,016,300	112,527,300
Total liabilities and shareholders’ equity	$173,980,500	$169,416,000

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

	Fiscal Years Ended
	March 26, 2017	March 27, 2016	March 29, 2015

Revenues	$533,295,100	$530,682,100	$549,619,000
Cost of goods sold	421,527,300	418,716,200	431,980,500
Gross profit	111,767,800	111,965,900	117,638,500
Selling, general and administrative expenses	108,416,300	102,932,300	102,686,700
Restructuring Charge	806,600	—	573,400
Income from operations	2,544,900	9,033,600	14,378,400
Interest expense, net	58,600	161,300	167,300
Income before provision for income taxes	2,486,300	8,872,300	14,211,100
Provision for income taxes	1,041,200	3,531,800	5,576,800
Net income	$1,445,100	$5,340,500	$8,634,300
Basic earnings per share	$0.17	$0.65	$1.05
Diluted earnings per share	$0.17	$0.65	$1.04
Basic weighted-average common shares outstanding	8,312,731	8,220,023	8,171,235
Effect of dilutive options	27,686	—	101,571
Diluted weighted-average common shares outstanding	8,340,417	8,220,023	8,272,806
Cash dividends declared per common share	$0.80	$0.80	$0.80

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 30, 2014	8,180,484	94,200	53,987,700	(50,084,600)	110,830,800	114,828,100
Proceeds from issuance of stock	19,425	200	540,000	—	—	540,200
Treasury stock purchases	(211,033)	—	—	(6,223,300)	—	(6,223,300)
Non-cash stock compensation expense	170,716	1,700	1,159,600	—	—	1,161,300
Excess tax benefit from stock-based compensation	—	—	830,300	—	—	830,300
Cash dividends paid	—	—	—	—	(6,628,800)	(6,628,800)
Net income	—	—	—	—	8,634,300	8,634,300
Balance at March 29, 2015	8,159,592	96,100	56,517,600	(56,307,900)	112,836,300	113,142,100
Proceeds from issuance of stock	25,067	300	487,000	—	—	487,300
Treasury stock purchases	(40,623)	—		(937,300)	—	(937,300)
Non-cash stock compensation expense	128,088	1,200	727,800	—	—	729,000
Excess tax benefit from stock-based compensation	—	—	381,400	—	—	381,400
Cash dividends paid	—	—	—	—	(6,615,700)	(6,615,700)
Net income	—	—	—	—	5,340,500	5,340,500
Balance at March 27, 2016	8,272,124	97,600	58,113,800	(57,245,200)	111,561,100	112,527,300
Proceeds from issuance of stock	37,432	400	458,200	—	—	458,600
Treasury stock purchases	(12,453)	—		(192,400)	—	(192,400)
Non-cash stock compensation expense	40,566	400	434,000	—	—	434,400
Excess tax benefit from stock-based compensation	—	—		—	—	—
Cash dividends paid	—	—	—	—	(6,656,700)	(6,656,700)
Net income	—	—	—	—	1,445,100	1,445,100
Balance at March 26, 2017	8,337,669	$98,400	$59,006,000	$(57,437,600)	$106,349,500	$108,016,300

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	March 26, 2017	March 27, 2016	March 29, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,445,100	$5,340,500	$8,634,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,238,900	4,730,000	4,583,600
Loss (gain) on sale of property and equipment	114,500	—	(3,000)
Non-cash stock-based compensation expense	434,400	729,000	1,161,300
Deferred income taxes and other	(788,600)	(47,700)	1,347,200
Change in trade accounts receivable	(6,388,200)	1,256,400	7,923,600
Change in product inventory	(10,080,400)	18,459,700	(10,407,900)
Change in prepaid expenses and other current assets	2,053,000	4,951,800	(8,532,300)
Change in trade accounts payable	11,595,400	(9,818,200)	1,047,300
Change in payroll, benefits and taxes	1,844,200	(604,000)	(2,138,200)
Change in income and sales tax liabilities	(107,730)	(375,600)	(645,300)
Change in accrued expenses and other current liabilities	(1,309,300)	(4,480,800)	8,109,200
Net cash provided by operating activities	3,051,270	20,141,100	11,079,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,563,000)	(3,513,800)	(2,950,600)
Proceeds from sale of property and equipment	—	—	3,000
Net cash used in investing activities	(2,563,000)	(3,513,800)	(2,947,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of debt issuance costs	(218,200)	—	—
Payments on long-term debt	(1,901,300)	(250,600)	(250,200)
Proceeds from issuance of common stock	137,630	153,700	195,900
Cash dividends paid	(6,656,700)	(6,615,700)	(6,628,800)
Purchases of treasury stock and repurchases of common stock from employees and directors for minimum tax withholdings	(192,400)	(937,300)	(6,223,300)
Excess tax benefit from stock-based compensation	—	381,400	830,300
Net cash used in financing activities	(8,830,970)	(7,268,500)	(12,076,100)

Net (decrease) increase in cash and cash equivalents	(8,342,700)	9,358,800	(3,943,900)

CASH AND CASH EQUIVALENTS, beginning of period	16,882,800	7,524,000	11,467,900

CASH AND CASH EQUIVALENTS, end of period	$8,540,100	$16,882,800	$7,524,000

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal years ended March 26, 2017, March 27, 2016, and March 29, 2015 each contain 52 weeks.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or market, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At March 26, 2017 and March 27, 2016, the Company had a reserve for excess and/or obsolete inventory of $6,360,600 and $6,071,100, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges in fiscal years 2017, 2016, or 2015.

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

Based on the Company’s qualitative and/or quantitative impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2017, 2016, or 2015.

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

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the ASC No. 605-45, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal year 2017). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 1% of total revenues for fiscal years 2017, 2016 and 2015.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2017, 2016, and 2015.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC 605-50-45: Customer’s Characterization of Certain Considerations Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $14,179,700, $13,642,700, and $13,700,000 for fiscal years 2017, 2016, and 2015, respectively.

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

In accordance with ASC No. 740, the Company recognizes a provision for tax uncertainties in its financial statements. See Note 13 for further discussion of the standard and its impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard will modify several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. Under this new standard, all excess tax benefits and tax deficiencies related to employee share based payments should be recognized as income tax expense or benefit in the income statement. The standard also requires that these excess tax benefits be classified as an operating cash flow. The Company had no excess tax benefit from stock based compensation in fiscal year 2017. In fiscal year 2016, the company had an excess tax benefit from stock based compensation of $0.4 million. The company has elected to take the prospective method of adoption and is currently evaluating the impact the adoption of this new standard will have on its disclosures; however, the company does not expect the adoption of this standard to have a material impact on retained earnings.

In July 2015, the FASB issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of

Inventory, which changes the measurement principle for inventory for entities using first-in, first-out (FIFO) or average cost from the lower of cost or market to lower of cost and net realizable value. This standard defines net realizable value as estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. This standard should be applied prospectively and had no effect on the Company’s Financial Statements or related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205 40), which provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This amendment should reduce diversity in the timing and content of footnote disclosures. This ASU is effective for annual and interim reporting periods of beginning after December 15, 2016 and was adopted by the Company during fiscal 2017. The Company has evaluated our financial position including and found that there were no conditions or events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Therefore, the adoption of this new standard had no effect on the Company’s Financial Statements or related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We continue to assess the impact this new standard may have on our ongoing financial reporting. We have identified our revenue streams both by contract and product type and are assessing each for potential impacts. For the revenue streams we have assessed, we do not anticipate a material impact in the timing or amount of revenue recognized.  We may be required to adjust our accounting for our returns reserve. However, our returns have historically been less than 3% of revenue, and as such, we do not expect this to have a material impact on the Company’s Financial Statements. Based on this ongoing assessment, the company intends to adopt the standard on a modified retrospective basis on April 1, 2018, the first day of fiscal 2019.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2017	2016

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	20,704,100	21,437,200
Information technology equipment and computer software	29,957,200	28,856,300
Furniture, telephone system, equipment and tooling	7,006,900	7,732,600
	62,409,000	62,766,900
Less accumulated depreciation and amortization	(44,319,900)	(42,871,500)
Property and equipment, net	$18,089,100	$19,895,400

Depreciation and amortization of property and equipment was $4,238,900, $4,730,000, and $4,583,600 for fiscal years 2017, 2016 and 2015, respectively.

Capitalized internally developed computer software, net of accumulated amortization, as of March 26, 2017 and March 27, 2016 was $2,427,800 and $2,212,400, respectively. Amortization expense of capitalized internally developed computer software was $1,355,000, $1,194,200, and $797,800 for fiscal years 2017, 2016, and 2015.

Note 4. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 26, 2017 and March 27, 2016, consists of indefinite lived intangible assets in the amount of $795,400. At March 26, 2017 and March 27, 2016, amortizable intangible assets were fully amortized. There were no material changes in the carrying amount of goodwill for the fiscal years ended March 26, 2017 and March 27, 2016.

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 26, 2017	March 27, 2016
Deferred Revenue	$635,100	$2,136,600
Other Accrued Expenses	1,593,100	1,737,500
Total Accrued Expenses	$2,228,200	$3,874,100

Note 6. Borrowings Under Revolving Credit Facility

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent. The Credit Agreement provides for a senior asset based secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”), and replaces the Company’s previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The new Revolving Credit Facility matures in five years, on June 24, 2021, and includes a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions and approval of the Lenders, to increase the aggregate amount of the commitments under the Revolving Credit Facility to up to $50 million, through optional increased commitments from existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The Credit Agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability is otherwise less than $10 million. The Credit Agreement also may limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings initially accrue interest from the applicable borrowing date, generally the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus the applicable margin. Interest expense on this revolving credit facility for fiscal year 2017 totaled $45,500. Average borrowings under this revolving credit facility totaled $2,118,500, and maximum borrowings totaled $13,473,200 for fiscal year 2017, respectively. In addition to the interest charged on borrowings, the Company is subject to a 0.25% fee on the unused portion of the revolving credit facility.

Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of March 26, 2017, we had a zero balance on the Revolving Credit Facility; therefore, we had $35 million available, subject to the borrowing base limitation and compliance with the other applicable terms of the Credit Agreement including the covenants referenced above.

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

The Company was in compliance with the terms and financial covenants applicable to the revolving credit facility at the end of fiscal year 2017.

On May 31, 2007, pursuant to a Credit Agreement, the Company established a revolving credit facility with both Wells Fargo Bank, National Association and SunTrust Bank. The facility has since been replaced with the credit facility mentioned above. The facility was unsecured and provided for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin. The terms of the revolving credit facility required the Company to meet certain financial covenants and ratios and contained other limitations, including certain restrictions on dividend payments.

The facility provided for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin ranging from 1.50% to 2.50%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 1.69% and 1.65% for fiscal years 2016 and 2015, respectively. Interest expense on this revolving credit facility for fiscal years 2016 and 2015 totaled $59,000 and $78,200, respectively. Average borrowings under this revolving credit facility totaled $3,454,500 and $4,672,300 and maximum borrowings totaled $12,301,100 and $17,331,900 for fiscal years 2016 and 2015, respectively.

As of March 27, 2016, the Company had no outstanding balance on its revolving credit facility. Therefore, the Company had $35.0 million available on its revolving line of credit facility as of March 27, 2016, subject to the applicable borrowing base limitations and compliance with the other applicable terms.

The Company was in compliance with the terms and financial covenants applicable to this prior revolving credit facility at the end of fiscal years 2016 and 2015.

Note 7. Extinguishment of Debt

Simultaneously with entering into the senior asset based Revolving Credit Facility described in Note 6, in June 2016 the Company terminated its previously existing $35 million unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of termination.

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

Note 8. Long-Term Debt

On June 30, 2004, the Company refinanced its then existing indebtedness through a term loan with an original principal amount of $4.5 million, payable in monthly installments of principal and interest with the balance due at the initial maturity date, June 30, 2011. On October 7, 2015, the Company entered into an agreement with Wells Fargo Bank, National Association, and SunTrust Bank, to extend the maturity date of the existing term loan to October 1, 2020. As discussed in Note 7 this loan was repaid in full during the first quarter of fiscal 2017. The interest rate on this term loan was LIBOR plus 2.00%. The note was secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The balance of this note at March 27, 2016 was $1,875,000. The weighted average interest rate on borrowings under this note was 2.40%, 2.21%, and 2.19% for fiscal years 2017, 2016, and 2015, respectively. Interest expense under this note was $11,000, $43,900, and $48,400 for fiscal years 2017, 2016, and 2015, respectively.

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At March 26, 2017 and March 27, 2016, the principal balance of this term loan was $56,300 and $82,600, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $1,300, $2,000, and $2,400 for fiscal years 2017, 2016, and 2015, respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of March 26, 2017, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2018	$26,700
2019	27,300
2020	2,300
2021	—
2022	—
Thereafter	—
$56,300

Note 9. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2017, 2016 and 2015 totaled $3,047,500, $3,035,600, and $2,970,300, respectively.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2020. Monthly rent payments now range from $169,400 to $185,100 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2020; however, the Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $35,700 to $39,300 through the remaining lease term.

Additional sales and marketing offices are located in additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement expiring on October 31, 2018.  Monthly rent payments range from $16,400 to $16,900 through the remaining lease term.

The Company’s minimum future obligations as of March 26, 2017 under existing operating leases are as follows:

Fiscal year:
2018	$2,910,900
2019	2,761,500
2020	2,677,900
2021	1,807,900
2022	—
Thereafter	—
$10,158,200

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

Market activity for the fiscal years ended 2017, 2016 and 2015 is as follows (in thousands):

	March 26, 2017	March 27, 2016	March 29, 2015
Revenues
Public Carriers, Contractors & Program Managers	$82,015	$89,171	$127,426
Government System Operators	36,676	33,009	31,495
Private System Operators	93,869	85,563	86,725
Commercial Dealers & Resellers	126,326	129,986	134,195
Retailer, Independent Dealer Agents & Carriers	194,409	192,953	169,778
Total revenues	$533,295	$530,682	$549,619

Gross Profit
Public Carriers, Contractors & Program Managers	$13,707	$15,155	$20,915
Government System Operators	8,235	7,713	7,535
Private System Operators	21,648	20,601	20,866
Commercial Dealers & Resellers	34,289	33,781	34,948
Retailer, Independent Dealer Agents & Carriers	33,889	34,716	33,375
Total gross profit	$111,768	$111,966	$117,639

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

Supplemental revenue and gross profit information by product category for the fiscal years 2017, 2016 and 2015 are as follows (in thousands):

	March 26, 2017	March 27, 2016	March 29, 2015
Revenues
Base station infrastructure	$209,869	$206,604	$224,135
Network systems	87,222	83,480	96,399
Installation, test and maintenance	31,851	34,936	41,790
Mobile device accessories	204,353	205,662	187,295
Total revenues	$533,295	$530,682	$549,619

Gross Profit
Base station infrastructure	54,280	51,610	55,732
Network systems	11,897	12,893	13,549
Installation, test and maintenance	5,921	6,607	8,351
Mobile device accessories	39,670	40,856	40,007
Total gross profit	$111,768	$111,966	$117,639

Note 11. Restructuring Charge

In the fourth quarter of fiscal year 2017, in an effort to streamline the organization, the Company took actions to restructure costs, resulting in a $0.8 million pre-tax charge, which is included in our Consolidated Statements of Income for fiscal year 2017. The restructuring charge primarily consists of severance-related expenses associated with a reduction in headcount paid in the fourth quarter of fiscal year 2017 through the first quarter of fiscal year 2018.

In the fourth quarter of fiscal year 2015, recognizing the ongoing challenging conditions caused by the carrier spending slowdown, the Company took actions to restructure, resulting in a $0.6 million pre-tax charge, which is included in our Consolidated Statements of Income for fiscal year 2015. The restructuring charge primarily consists of severance-related expenses associated with a reduction in headcount paid in the fourth quarter of fiscal year 2015 through the first quarter fiscal year 2016.

Note 12. Stock Buyback

On April 23, 2014, the Board of Directors expanded the Company’s then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Shares may be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or possibly other transactions managed by broker-dealers. During fiscal year 2015, the Company purchased 157,954 shares under the expanded stock buyback program for approximately $4.6 million, or an average cost of $29.17 per share. No shares were repurchased under the program in fiscal years 2017 and 2016. The stock buyback program expired in April 2016.

The Company also withholds shares from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2017, 2016, and 2015 the total value of shares withheld for taxes was $192,400, $937,300, and $1,612,900, respectively.

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of income is as follows:

	2017	2016	2015

Statutory federal rate	34.0%	34.0%	34.2%
State taxes, net of federal benefit	4.6	4.5	4.1
Non-deductible expenses	5.4	2.1	0.9
Other	(2.1)	(0.8)	—
Effective rate	41.9%	39.8%	39.2%

The provision for income taxes was comprised of the following:

	2017	2016	2015

Federal: Current	$1,083,600	$2,350,000	$3,035,400
Deferred	(69,100)	763,100	1,964,800
State: Current	53,100	345,100	398,500
Deferred	(26,400)	73,600	178,100
Provision for income taxes	$1,041,200	$3,531,800	$5,576,800

Total net deferred tax assets as of March 26, 2017 and March 27, 2016, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities, are as follows:

	2017	2016
Net deferred tax assets (liabilities):
Deferred compensation	$142,600	$357,500
Accrued vacation	566,900	534,200
Deferred rent	208,900	459,100
Allowance for doubtful accounts	259,300	266,300
Inventory reserves	2,338,800	2,264,500
Sales tax reserves	366,000	366,500
Other assets	800,000	475,200
Restricted Stock	—	—
Tax contingency reserve	215,800	247,600
Depreciation and amortization	(3,659,100)	(3,646,200)
Other liabilities	(461,600)	(374,100)
Accrued compensation	(286,300)	(577,600)
Prepaid expenses	(878,100)	(752,400)

Net Deferred Tax Liability	$(386,800)	$(379,400)

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of March 26, 2017 or March 27, 2016.

As of March 26, 2017, the Company had gross unrecognized tax benefit of $204,500 ($147,800 net of federal benefit). As of March 27, 2016, the Company had gross unrecognized tax benefits of $290,400 ($188,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2017 was a benefit of $10,000 (net of federal expense) and the cumulative amount included as a liability in the consolidated balance sheet as of March 26, 2017 was $314,296 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2016 was an expense of $16,600 (net of federal benefit) and the cumulative amount included in the consolidated balance sheet as of March 27, 2016 was $399,800 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2015 was a benefit of $31,600 (net of federal expense).

As of March 26, 2017, the total net amount of unrecognized tax benefits, inclusive of indirect tax benefits and deferred tax benefits was $147,800 and associated penalties and interest were $314,300. The net amount of $462,100, if recognized, would affect the effective tax rate.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, net of interest, is as follows:

	2017	2016	2015
Beginning balance of unrecognized tax benefit	$290,400	$394,400	$1,665,000
Decrease due to reclassification to income tax payable	—	—	(1,189,000)
Increase related to prior period tax positions	—	—	—
Increases related to current period tax positions	3,100	3,800	10,600
Reductions as a result of a lapse in the applicable statute of limitations	(89,000)	(107,800)	(92,200)
Ending balance of unrecognized tax benefits	$204,500	$290,400	$394,400

The Company files income tax returns in U.S. federal, state and local jurisdictions. Certain income tax returns for fiscal years 2012 through 2016 remain open to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination.

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $621,600, $635,500, and $524,200 during fiscal years 2017, 2016, and 2015, respectively. As of March 26, 2017 plan assets included 145,205 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., our Executive Chairman and Chairman of the Board. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $2,128,200 and $883,400, respectively, as of March 26, 2017 and $1,966,400 and $966,400, respectively, as of March 27, 2016, are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
Amounts in thousands, except per share amounts	2017	2016	2015
Earnings per share – Basic:
Net earnings	$1,445	$5,341	$8,634
Less: Distributed and undistributed earnings allocated to nonvested stock	—	(15)	(47)
Earnings available to common shareholders – Basic	$1,445	$5,326	$8,587

Weighted average common shares outstanding – Basic	8,313	8,220	8,171

Earnings per common share – Basic	$0.17	$0.65	$1.05

Earnings per share – Diluted:
Net earnings	$1,445	$5,341	$8,634
Less: Distributed and undistributed earnings allocated to nonvested stock	—	(1)	(19)
Earnings available to common shareholders – Diluted	$1,445	$5,340	$8,615

Weighted average common shares outstanding – Basic	8,313	8,220	8,171
Effect of dilutive options	27	—	102
Weighted average common shares outstanding – Diluted	8,340	8,220	8,273

Earnings per common share – Diluted	$0.17	$0.65	$1.04

Anti-dilutive equity awards not included above	60	100	—

There were no stock options with respect to shares of common stock outstanding as of March 29, 2015. At March 26, 2017, and March 27, 2016 stock options with respect to 420,000 and 100,000 shares of common stock were outstanding, respectively. The anti-dilutive stock options outstanding at March 26, 2017 and March 27, 2016 total 60,000 and 100,000, respectively.  There were no anti-dilutive Performance Stock Units or Restricted Stock outstanding as of March 26, 2017, March 27, 2016 or March 29, 2015.

Note 16. Stock‑Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 26, 2017, March 27, 2016, and March 29, 2015 includes $434,400, $729,000, and $1,161,300, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 26, 2017, March 27, 2016, and March 29, 2015 includes $181,900, $290,100, and $441,300, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Unit Program as described below.

On July 26, 2016, subsequent to the end of the Company’s first quarter of fiscal 2016, the Company’s shareholders approved the Third Amended and Restated 1994 Stock and Incentive Plan (the Third 1994 Plan), which amended and restated the Company’s Second Amended and Restated 1994 Stock and Incentive Plan, as previously amended (the Second 1994 Plan), in its entirety. We sometimes refer to the Second 1994 Plan as amended by and together with the Third Plan, as the 1994 Plan. The material amendments to the 1994 Plan reflected by the Amended and Restated Third 1994 Plan are as follows:

•	Extension of Plan Term. The date through which awards may be granted was extended to July 21, 2021. Prior to this extension, the Second 1994 Plan was scheduled to expire on July 21, 2016.

•

Increase in Aggregate Share Limit. The Third 1994 Plan increases the number of shares available for awards by 650,000 shares. The 1994 Plan had previously limited the aggregate number of shares of the Company’s common stock that may have been delivered pursuant to all awards granted under the Second 1994 Plan to 3,553,125 shares. The Third 1994 Plan increases the number of shares available for awards to 4,203,125 shares.

•

Elimination of Liberal Share Recycling. The Third 1994 Plan, at Section 5(a)(iii), now prohibits liberal share recycling in respect of shares tendered by participants in payment of the exercise price for awards, or for payroll tax withholding obligations, and provides that such tendered shares shall not be available for purposes of the Third 1994 Plan. Although the 1994 Plan could have been construed to permit it, the Company has not historically included such tendered shares as shares available for awards under the 1994 Plan.

             As of March 26, 2017, 567,450 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2017 fiscal year end, on May 10, 2017, based on fiscal year 2017 results, 162,500 shares related to Performance Stock Units (PSUs) were canceled, and as a result, these shares were made available for future grants. On May 10, 2017, additional PSUs and restricted stock awards were made providing recipients with the opportunity to earn up to an aggregate of 76,000 and 18,000 additional shares, respectively of the Company’s common stock. Also, on April 12, 2017, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted stock options to select key employees to purchase an aggregate of 190,000 shares of the Company’s common stock. The disclosure below for stock options includes these grants. Accordingly, as of May 30, 2017, an aggregate of 445,950 shares were available for issue pursuant to future awards.

No additional awards can be made under the 1994 Plan after July 21, 2021, without or unless made subject to shareholder approval of an extension of the plan term. Stock Options, restricted stock and PSU awards have historically been granted as awards under the 1994 Plan. Shares which are subject to outstanding PSU or other awards under the 1994 Plan, and which are not earned, are returned to the 1994 Plan and become available for future issuance in accordance with and otherwise subject to the terms of the 1994 Plan.

Performance Stock Units: The Company’s equity-based compensation philosophy has been generally focused on granting performance-based and time-vested stock grants, although over the last two fiscal years stock option grants have also been made to senior management. Under a program established by the Board of Directors, Performance Stock Units (PSUs) have been granted under the 1994 Plan to selected employees. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC No. 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests, management’s projections of future EPS performance over the performance cycle, and the resulting amount of estimated share issuances, net of estimated forfeitures. The Company’s estimated forfeiture rate is approximately 0% which is estimated primarily based on historical experience and expectations of future forfeitures.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2017, 2016 and 2015:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	138,925	$21.46	203,841	$20.65	317,127	$15.96
PSU’s Granted	207,000	10.77	103,000	22.15	91,000	29.28
PSU’s Vested	(27,671)	19.40	(87,648)	13.88	(125,347)	14.44
PSU’s Forfeited/Cancelled	(148,154)	18.72	(80,268)	28.57	(78,939)	21.61
Unvested shares available for issue under outstanding PSUs, end of period	170,100	$11.17	138,925	$21.46	203,841	$20.65

As of March 26, 2017, the applicable performance targets were not met in relation to fiscal year 2017 PSUs. Therefore, there was no unrecognized compensation cost, as of March 26, 2017 related to PSUs earned. Total fair value of shares vested during fiscal years 2017, 2016 and 2015 was $628,200, $2,543,000 and $4,364,500, respectively.

Of the 148,154 PSUs canceled during fiscal year 2017, 103,000 related to the fiscal year 2016 grant of PSUs and were canceled in May 2016. The PSUs were canceled because the applicable fiscal year 2016 performance targets were not fully satisfied. The remaining 45,154 PSUs were forfeited due to employee departures during fiscal year 2017. Per the provisions of the 1994 Plan, the shares related to these forfeited and canceled PSUs were added back to the 1994 Plan and became available for future issuance.

Of the PSUs outstanding at the end of fiscal year 2017 covering 170,100 non-vested shares, PSUs covering 162,500 shares were subsequently canceled in May 2017, based on fiscal year 2017 performance. These PSUs were canceled because fiscal year 2017 earnings per share did not fully reach the target performance set forth in the PSU award agreements. The remaining 7,600 shares covered by PSUs outstanding at the end of fiscal year 2017 were earned based on previous year performance, but were not yet vested as of March 26, 2017. Assuming the respective participants remain employed by, or affiliated with, these shares will vest on or about May 1 of 2018.

Subsequent to the Company’s 2017 fiscal year end, on May 10, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 76,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2018. These PSUs have only one measurement year (fiscal year 2018), with any shares earned at the end of fiscal year 2018 to vest 25% on or about each of May 1 of 2018, 2019, 2020 and 2021. Pursuant to the typical PSU award agreement, however, performance metrics are deemed met upon the occurrence of a change in control, and shares earned are issued earlier upon the occurrence of a change in control, or death or disability of the participant, or upon termination of the participant’s employment without cause or by the participant for good reason, as those terms are defined in the agreement.

Restricted Stock/Restricted Stock Units: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vested ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016. The weighted average fair value for these shares at the grant date was $10.56. On March 27, 2016, 22,500 shares of restricted stock were released and vested. As of March 26, 2017, there were no remaining unvested shares related to restricted stock.

On May 8, 2014, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2015, 2016, 2017 and 2018, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 26, 2017, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately one years.

On May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued 25% on or about each of May 1 of 2016, 2017, 2018 and 2019, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 26, 2017, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately two years.

On May 11, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company. These awards provide for the issuance of the shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued 25% on or about each of May 1 of 2017, 2018, 2019 and 2020, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 26, 2017, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years.

Subsequent to the Company’s 2017 fiscal year end, on May 10, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 18,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of May 1 of 2017, 2018, 2019 and 2020, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Compensation expense on restricted stock is measured using the grant date price, net of the present value of dividends expected to be paid on TESSCO common stock before the RSU award vests.

Stock Options:  The grant date value of the Company’s stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years. During fiscal 2017, stock options for 90,000 shares were forfeited due to employee departure during fiscal year 2017.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided the option remains outstanding. The following tables summarize the pertinent information for outstanding options.

	2017		2016
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding options, beginning of period	100,000	$3.43	—	—
Options Granted	410,000	1.85	100,000	—
Options Vested	(25,000)	3.55	—	—
Option’s Forfeited/Cancelled	(90,000)	2.64	—	—
Unvested shares available for issue under outstanding Options, end of period	395,000	$1.96	100,000	$—

			March 26, 2017
Grant Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2017	410,000	$12.57	360,000	-
2016	100,000	$22.42	60,000	25,000
Total	510,000		420,000	25,000

Grant Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of March 26, 2017, there was approximately $0.7 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years. No options were exercised during fiscal 2017, 2016, or 2015.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 26, 2017, March 27, 2016, and March 29, 2015 were $137,800, $48,900, and $67,300, respectively. During the fiscal years ended March 26, 2017, March 27, 2016, and March 29, 2015, 12,901, 9,113, and 8,547 shares were sold to employees under this plan, having a weighted average market value of $10.68, $16.86, and $22.93, respectively.

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

As of March 26, 2017 and March 27, 2016, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, our term loan, life insurance policies and other current liabilities approximate their fair values as of March 26, 2017 and March 27, 2016 due to their short term nature.

Fair value of long term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of March 26, 2017 and March 27, 2016  is estimated as follows:

	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to Baltimore County	$56,300	$54,229	$82,600	$78,700

Note 18. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2017, 2016, and 2015 totaled $55,600, $1,979,800, and $4,914,000, respectively. Cash paid for interest during fiscal years 2017, 2016, and 2015 totaled $60,600, $180,300, and $174,600, respectively. No interest was capitalized during fiscal years 2017 and 2016. Interest of $3,400 was capitalized during fiscal year 2015.

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2017, 2016, and 2015, sales of products purchased from the Company's top ten vendors accounted for 41%, 42%, and 41% of total revenues, respectively. In fiscal year 2017, sales of product purchased from the Company’s largest vendor, Otter Products LLC, accounted for approximately 11% of total revenues and sales of product purchased from CommScope Inc. accounted for approximately 10%. In fiscal year 2016, sales of product purchased from the Company’s largest vendor, Otter Products LLC, accounted for approximately 15% of total revenues and sales of product purchased from CommScope Inc. accounted for approximately 11%. In fiscal year 2015, sales of product purchased from the Company’s largest vendor, CommScope Inc., accounted for approximately 14% of revenue. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including Otter Products LLC and CommScope Inc., or of other suppliers whose products may be difficult to source on comparable terms elsewhere, or the loss of one or more of certain ongoing affinity relationships, would have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or vendor relationships. For fiscal years 2017, 2016, and 2015, sales of products to the Company's top ten customer relationships accounted for 26%, 22%, and 20% of total revenues, respectively. No customer accounted for more than 10% of total revenues in fiscal year 2017, 2016, and 2015.

Note 20. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 26, 2017 and March 27, 2016 is presented in the table below:

	Fiscal Year 2017 Quarters Ended				Fiscal Year 2016 Quarters Ended
	March 26,	December 25,	September 25,	June 26,	March 27,	December 27,	September 27,	June 28,
	2017	2016	2016	2016	2016	2015	2015	2015
Revenues	$122,602,900	$147,198,400	$134,633,800	$128,860,000	$114,154,100	$139,510,700	$142,353,300	$134,664,000
Cost of goods sold	96,665,300	117,229,800	105,878,200	101,754,000	91,135,200	110,057,300	111,841,600	105,682,100
Gross profit	25,937,600	29,968,600	28,755,600	27,106,000	23,018,900	29,453,400	30,511,700	28,981,900
Selling, general and administrative expenses	26,890,400	27,860,700	26,709,500	26,955,700	26,202,100	24,742,400	25,865,400	26,122,400
Restructuring charges	806,600	—	—	—	—	—	—	—
Operating expenses	27,697,000	27,860,700	26,709,500	26,955,700	26,202,100	24,742,400	25,865,400	26,122,400
(Loss) income from operations	(1,759,400)	2,107,900	2,046,100	150,300	(3,183,200)	4,711,000	4,646,300	2,859,500
Interest, net	(7,100)	37,100	17,200	11,400	12,400	55,500	47,100	46,300
(Loss) income before provision for income taxes	(1,752,300)	2,070,800	2,028,900	138,900	(3,195,600)	4,655,500	4,599,200	2,813,200
Provision for income taxes	(895,000)	843,100	1,034,700	58,400	(1,205,800)	1,768,800	1,850,900	1,117,900
Net (loss) income	$(857,300)	$1,227,700	$994,200	$80,500	$(1,989,800)	$2,886,700	$2,748,300	$1,695,300
Diluted (loss) earnings per share	$(0.10)	$0.15	$0.12	$0.01	$(0.24)	$0.35	$0.33	$0.20
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TESSCO Technologies Incorporated

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 26, 2017 and March 27, 2016, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 26, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TESSCO Technologies Incorporated and subsidiaries at March 26, 2017 and March 27, 2016, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 26, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 26, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 7, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

June 7, 2017

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

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 26, 2017.

The effectiveness of our internal control over financial reporting as of March 26, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TESSCO Technologies Incorporated

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 26, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TESSCO Technologies Incorporated and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TESSCO Technologies Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 26, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 26, 2017 and March 27, 2016, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended March 26, 2017 of TESSCO Technologies Incorporated and subsidiaries and our report dated June 07, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

June 07, 2017

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

Consolidated Balance Sheets as of March 26, 2017 and March 27, 2016

Consolidated Statements of Income for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015

Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2017, March 27, 2016 and March 29, 2015

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

10.2.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.2.2	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2011).
10.2.3	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2013).
10.2.4	Form of Stock Option (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 27, 2015).
10.3.1

Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Officers and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).

10.3.2

Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Non Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).

10.3.3

TESSCO Technologies Incorporated Third Amended and Restated 1994 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2016).

10.4.1

Agreement of Lease by and between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2003).

10.4.2

Third Amendment to Agreement of Lease by and between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).

10.5.1

Credit Agreement, dated June 30, 2004, by and among the Company and affiliates, and Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), SunTrust Bank and the lenders party thereto from time to time (Term Loan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 26, 2004).

10.5.2

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

10.5.3

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

10.5.4

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

10.5.5

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

10.5.6

Term Note of Company and affiliates, dated June 30, 2004, payable to Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association) and SunTrust Bank (Term Loan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 26, 2004).

10.5.7

Guaranty Agreement, dated June 30, 2004, of TESSCO Incorporated, to and for the benefit of Wells Fargo Bank, National Association (as successor to Wachovia Bank, National Association), as agent (Term Loan) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 26, 2004).

10.5.8

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

10.5.9

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

10.5.10

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

10.5.11

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

10.5.12

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

10.5.13

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

10.5.14

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

10.5.15

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

10.5.16

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

10.5.17

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

10.5.18

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

10.5.19

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

10.5.20

Credit Agreement dated as of June 24, 2016, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent, swingline lender and an issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, filed with the Securities and Exchange Commission on June 24, 2016).

10.5.21

Guaranty and Security Agreement dated as of June 24, 2016, among TESSCO Technologies Incorporated and its subsidiaries, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed with the Securities and Exchange Commission on June 24, 2016).

10.6.1

Supplemental Executive Retirement Plan, between the Company and Robert B. Barnhill, Jr., (originally filed as Exhibit C to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)) (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.6.2

Amendment No. 1 to Supplemental Executive Retirement Plan, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.7.1

Form of Severance and Restrictive Covenant Agreement entered into between the Company and Douglas A. Rein (incorporated by reference to Exhibit 10.10.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.7.2

Severance and Restrictive Covenant Agreement, dated May 27, 2014, and entered into between the Company and Aric Spitulnik (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 30, 2014).

10.7.3

Form of Severance and Restrictive Covenant Agreement entered into between the Company and each of Craig A. Oldham and Steven K. Tom (incorporated by reference to exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2016).

10.7.4

Form of Performance Stock Unit Agreement – Officers and Employees (incorporated by reference to exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2016).

10.7.5

Employment Agreement, dated as of August 29, 2016, by and between the Company and Murray Wright (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2016).

10.7.6	Form of Stock Option to Murray Wright (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2016).
11.1.1*	Statement re: Computation of Per Share Earnings.
21.1.1*	Subsidiaries of the Company.
23.1.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1.1*	Rule 15d-14(a) Certification of Murray Wright, Chief Executive Officer.
31.2.1*	Rule 15d-14(a) Certification of Aric Spitulnik, Chief Financial Officer.
32.1.1*	Section 1350 Certification of Murray Wright, Chief Executive Officer.
32.2.1*	Section 1350 Certification of Aric Spitulnik, Chief Financial Officer.
101.1*

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 26, 2017 formatted in XBRL: (i) Consolidated Statement of Income for the years ended March 26, 2017, March 27, 2016 and March 29, 2015; (ii) Consolidated Balance Sheet at March 26, 2017 and March 27, 2016; (iii)  Consolidated Statement of Cash Flows for the years March 26, 2017 and March 27, 2016; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2017	2016	2015
Allowance for doubtful accounts:
Balance, beginning of period	$841,400	$661,900	$1,080,300
Provision for bad debts	674,200	637,100	943,300
Write-offs and other adjustments	(733,400)	(457,600)	(1,361,700)
Balance, end of period	$782,200	$841,400	$661,900

	2017	2016	2015
Inventory Reserve:
Balance, beginning of period	$6,071,100	$5,780,600	$4,086,100
Inventory reserve expense	3,193,200	3,412,000	4,303,000
Write-offs and other adjustments	(2,903,700)	(3,121,500)	(2,608,500)
Balance, end of period	$6,360,600	$6,071,100	$5,780,600

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Murray Wright
Murray Wright, President and Chief Executive Officer
June 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Murray Wright	President and Chief Executive Officer (principal executive officer)	June 7, 2017
Murray Wright

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 7, 2017
Aric Spitulnik

/s/ Robert B. Barnhill, Jr.	Chairman of the Board	June 7, 2017
Robert B. Barnhill, Jr.

/s/ Jay G. Baitler	Director	June 7, 2017
Jay G. Baitler

/s/ John D. Beletic	Director	June 7, 2017
John D. Beletic

/s/ Benn R. Konsynski	Director	June 7, 2017
Benn R. Konsynski

/s/ Dennis J. Shaughnessy	Director	June 7, 2017
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 7, 2017
Morton F. Zifferer