Form 10-Q
period 2017-06-25
TESSCO TECHNOLOGIES INC
filed 2017-08-03
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 28, 2017, was 8,370,900.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 25,	March 26,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,700	$8,540,100
Trade accounts receivable, net of allowance for doubtful accounts of $804,100 and $782,200, respectively	79,792,700	64,778,900
Product inventory, net	72,105,700	63,984,300
Prepaid expenses and other current assets	4,685,700	3,864,100
Total current assets	156,742,800	141,167,400

Property and equipment, net	13,485,600	13,830,900
Goodwill, net	11,677,700	11,677,700
Other long-term assets	7,462,900	7,304,500
Total assets	$189,369,000	$173,980,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$63,111,800	$53,581,400
Payroll, benefits and taxes	5,061,000	6,772,100
Income and sales tax liabilities	1,472,300	1,364,700
Accrued expenses and other current liabilities	1,925,100	2,228,200
Revolving line of credit	8,338,100	—
Current portion of long-term debt	26,900	26,500
Total current liabilities	79,935,200	63,972,900

Deferred tax liabilities	380,800	386,800
Long-term debt, net of current portion	22,800	29,800
Other long-term liabilities	1,736,400	1,574,700
Total liabilities	82,075,200	65,964,200

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,072,616 shares issued and 8,357,501 shares outstanding as of June 25, 2017, and 14,048,392 shares issued and 8,337,669 shares outstanding as of March 26, 2017	98,600	98,400
Additional paid-in capital	59,337,600	59,006,000
Treasury stock, at cost, 5,715,116 shares as of June 25, 2017 and 5,710,723 shares as of March 26, 2017	(57,502,400)	(57,437,600)
Retained earnings	105,360,000	106,349,500
Total shareholders’ equity	107,293,800	108,016,300
Total liabilities and shareholders’ equity	$189,369,000	$173,980,500

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Three Months Ended
	June 25, 2017	June 26, 2016

Revenues	$140,010,800	$128,860,000
Cost of goods sold	110,844,000	101,754,000
Gross profit	29,166,800	27,106,000
Selling, general and administrative expenses	27,881,500	26,955,700
Income from operations	1,285,300	150,300
Interest expense, net	68,600	11,400
Income before provision for income taxes	1,216,700	138,900
Provision for income taxes	533,800	58,400
Net income	$682,900	$80,500
Basic earnings per share	$0.08	$0.01
Diluted earnings per share	$0.08	$0.01
Basic weighted-average common shares outstanding	8,349,259	8,289,700
Effect of dilutive options	53,672	27,900
Diluted weighted-average common shares outstanding	8,402,931	8,317,600
Cash dividends declared per common share	$0.20	$0.20

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 25, 2017	June 26, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$682,900	$80,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	989,600	1,176,700
Non-cash stock-based compensation expense	247,600	115,800
Deferred income taxes and other	196,600	(201,800)
Change in trade accounts receivable	(15,029,100)	(3,000,700)
Change in product inventory	(8,121,400)	(4,391,600)
Change in prepaid expenses and other current assets	(821,600)	(37,300)
Change in trade accounts payable	9,530,400	7,457,500
Change in payroll, benefits and taxes	(1,711,100)	(895,300)
Change in income and sales tax liabilities	107,600	(269,100)
Change in accrued expenses and other current liabilities	(218,800)	89,500
Net cash (used) provided by operating activities	(14,147,300)	124,200

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(182,600)	(203,100)
Purchases of internal use software licenses eligible for capitalization	(661,000)	(387,700)
Net cash used in investing activities	(843,600)	(590,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	8,338,100	—
Proceeds from note receivable	15,300	—
Payments of debt issuance costs	—	(113,400)
Payments on long-term debt	(6,600)	(1,881,600)
Cash dividends paid	(1,672,400)	(1,661,800)
Purchases of treasury stock and repurchases of stock from employees	(64,900)	(187,600)
Net cash provided by (used in) financing activities	6,609,500	(3,844,400)

Net decrease in cash and cash equivalents	(8,381,400)	(4,311,000)

CASH AND CASH EQUIVALENTS, beginning of period	8,540,100	16,882,800

CASH AND CASH EQUIVALENTS, end of period	$158,700	$12,571,800

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

In management’s opinion, the accompanying interim consolidated financial statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim consolidated financial statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2017.

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. We continue to assess the impact this new standard may have on our ongoing financial reporting. We have identified our revenue streams both by contract and product type and are assessing each for potential impacts. For the revenue streams we have assessed, we do not anticipate a material impact in the timing or amount of revenue recognized.  We may be required to adjust our accounting for our returns reserve. However, as our returns have historically been less than 3% of revenue and this change would only affect our balance sheet,  we do not expect this to have a material impact on our Financial Statements. Based on this ongoing assessment, we intend to adopt the standard on a modified retrospective basis on April 1, 2018, the first day of fiscal 2019.

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

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision in the first quarter of fiscal 2018 was an increase in the provision for income taxes of $0.04 million, and a 3.25% higher effective tax rate than if the standard had not been adopted. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, but is not expected to be material. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied prospectively. The Company does not expect this or other provisions within the pronouncement to have a material impact on its financial statements.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. Among other things, the ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted the ASU in the three months ended June 25, 2017 and reclassified the carrying value of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The net carrying value of internal-use computer software was $4.5 million and $4.3 million, respectively, as of June 25, 2017 and March 26, 2017.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter ended June 25, 2017 includes $247,600 of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter ended June 26, 2016 included $115,800 non-cash stock-based compensation expense. Stock-based compensation expense is primarily related our Performance Stock Units (PSUs), Restricted Stock Units (RSUs), and Stock Options, granted or outstanding under our Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the 1994 Plan, for the first three months of fiscal 2018:

	Three Months	Weighted
	Ended	Average Fair
	June 25,	Value at Grant
	2017	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	170,100	$11.17
PSU’s Granted	81,000	12.69
PSU’s Vested	(7,600)	19.58
PSU’s Forfeited/Cancelled	(162,500)	10.77
Unvested shares available for issue under outstanding PSUs, end of period	81,000	$12.71

During the first quarter of fiscal 2018, the Compensation Committee of our Board of Directors with concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 81,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one-year measurement period (fiscal 2018), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2018 will vest and be issued ratably on or about May 1 of 2018, 2019, 2020 and 2021, provided that the respective employees remain employed by or associated with the Company on each such date.

The PSUs cancelled during fiscal 2018 related to the fiscal 2017 grant of PSUs, which had a one year measurement period (fiscal 2017). The PSUs were cancelled because the minimum applicable fiscal 2017 performance targets were not attained. Per the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

If all PSUs granted thus far in fiscal 2018 are assumed to be earned on account of the applicable performance metrics being fully met, total unrecognized compensation costs on these PSUs would be approximately $0.9 million, as of June 25, 2017, and would be expensed through fiscal 2021. To the extent the maximum number of PSUs granted in fiscal 2018 is not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has made annual restricted stock unit (RSU) awards under the 1994 Plan to its non-employee directors over recent years. Most recently, RSU awards have also been made to Robert B Barnhill, Jr., our former President and Chief Executive Officer and current Executive Chairman and Chairman of the Board. These RSUs have been awarded to Mr. Barnhill in lieu of PSU awards, as provided for under the Amended and Restated Employment Agreement between us and Mr. Barnhill. On May 10, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 18,000 RSUs, ratably to the five non-employee directors of the Company, and to Mr. Barnhill. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four-year annual vesting schedule, following from the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each such anniversary date.  As of June 25, 2017, there was approximately $0.5 million of total unrecognized compensation cost related to all outstanding RSUs, including the May 10, 2017 grants. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

PSUs and RSUs are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by NASDAQ on the date of grant minus the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs.

As discussed in Note 2, the Company will now account for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock based compensation related to the restricted awards will be different from the Company’s expectations.

Stock Options: Following the initiation of our PSU award program for fiscal 2005, our Compensation Committee occasionally employed stock options as an element of incentive compensation, but after more recently revaluating its approach to executive compensation, has concluded that grants or awards of stock options are appropriate as a retention and recruiting tool, and beginning in fiscal 2016 has increased the number and frequency of stock option awards, primarily to senior management.  As summarized below, in the first quarter of fiscal 2018, stock options for an aggregate of 200,000 shares of common stock were awarded, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize pertinent information for outstanding options.

	Three Months	Weighted
	Ended	Average Fair
	June 25,	Value at Grant
	2017	Date (per unit)
Unvested options, beginning of period	395,000	$1.96
Options Granted	200,000	2.38
Options Vested	(3,750)	3.55
Option’s Forfeited/Cancelled	—	—
Unvested options, end of period	591,250	$2.11

			June 25, 2017
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2018	200,000	$14.63	200,000
2017	410,000	$12.57	360,000	-
2016	100,000	$22.42	60,000	28,750
Total			620,000	28,750

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2018	32.26%	1.93%	5.47%	4.0	$2.38
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of June 25, 2017, there was approximately $1.1 million of total unrecognized compensation costs, related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately four years.

Note 4. Borrowings Under Revolving Credit Facility

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender. The Credit Agreement provides for a senior asset based revolving credit facility of up to $35 million (the “Revolving Credit Facility”), and replaces the Company’s previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The new Revolving Credit Facility matures in five years, on June 24, 2021, and includes a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions and approval of the Lenders, to increase the aggregate amount of the commitments under the Revolving Credit Facility to up to $50 million, through optional increased commitments from existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The Credit Agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability, as determined in accordance with and subject to the terms of the Credit Agreement, is otherwise less than $10 million. The Credit Agreement also may limit the Company’s ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings initially accrue interest from the applicable borrowing date, generally the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  At June 25, 2017 the interest rate on the revolving credit facility was 2.56%. Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus the applicable margin. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of June 25, 2017, borrowings under this Revolving Credit Facility totaled $8.3 million and, therefore, we had $26.7 million available, subject to the borrowing base limitation and compliance with the other applicable terms of the Credit Agreement including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 26, 2017, we had a zero balance on the Revolving Credit Facility.

Pursuant to a related Guaranty and Security Agreement by and among the Company, the other borrowers under the Credit Agreement and other subsidiaries of the Company (collectively, the “Loan Parties”), and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, are guaranteed by those Loan Parties which are not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable, and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and chattel paper, in each case to the extent relating to inventory and accounts, and to all proceeds of the foregoing. The security interests are granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

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

The Company had no assets or liabilities required to be measured at fair value as of June 25, 2017, or as of March 26, 2017.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 25, 2017, or as of March 26, 2017, due to their short term nature.

Note 6. Income Taxes

As of June 25, 2017, the Company had a gross amount of unrecognized tax benefits of $205,400 ($133,200 net of federal benefit).  As of March 26, 2017, the Company had a gross amount of unrecognized tax benefits of $204,500 ($147,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of fiscal 2018 was an expense of $10,800 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of June 25, 2017 was $340,500 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of fiscal 2017 was an expense of $13,400 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 26, 2017 was $314,300 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest, is as follows:

Beginning balance at March 26, 2017 of unrecognized tax benefit	$204,500
Increases related to current period tax positions	900
Reductions as a result of a lapse in the applicable statute of limitations	—
Ending balance at June 25, 2017 of unrecognized tax benefits	$205,400

The Company has adopted Accounting Standards Updated No. 2016-09 Topic 718, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), effective as of March 27, 2017.  The new guidance requires all of the tax effects related to share-based payments to be recognized through the income statement and is effective for public entities for annual and interim reporting periods beginning after December 15, 2016.  We will treat the tax effects of share-based compensation awards as discrete items in the interim reporting periods in which the windfalls or shortfalls occurred.  As a result of the adoption of the ASU 2016-09, the effective rate is 3.25% higher than if the ASU 2016-09 was not adopted.

Note 7. Earnings Per Share

The Company presents the computation of earnings per share on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. At June 25, 2017, stock options with respect to 620,000 shares of common stock were outstanding, of which 240,000 were anti-dilutive. At June 26, 2016, stock options with respect to 80,000 shares of common stock were outstanding, all of which were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of June 25, 2017 or June 26, 2016, respectively.

Note 8. Business Segments

Beginning with the first quarter of fiscal year 2018, the Company modified the structure of its internal organization in an effort to better serve the market place. Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams have been reorganized and will each now report to either a retail or commercial leader. The Company concluded that corresponding changes to its reportable segments are warranted and now evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, contractors and program managers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use;  (3)

private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment consists of the retailers, independent dealer agents and carriers market. All prior financial periods reflected in this Quarterly Report on Form 10-Q have been restated to reflect this change.

During the first quarter of fiscal year 2018, in conjunction with the, modification of the structure of the internal organization of the Company, as described above, the Company reviewed several customer types, including a large repair center customer, and reclassified them from the private system operators market to the either the commercial dealers and resellers market or the retailer, independent dealer agent and carriers market, based on their purchase history. The Company has restated prior periods reflected in this Quarterly Report on Form 10-Q to reflect these changes.

The Company evaluates goodwill at the segment level. In conjunction with the change in segments, the Company evaluated its goodwill using level 3 fair value imputes, and no impairment was identified.

To provide investors with better visibility, the Company also discloses revenue and gross profit by its four product categories:

•

Base station infrastructure products are used to build, repair and upgrade wireless telecommunications systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Base station infrastructure service offerings include connector installation, custom jumper assembly, site kitting and logistics integration.

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

Segment activity for the first quarter of fiscal years 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	June 25, 2017			June 26, 2016
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carriers, Contractors & Program Managers	$26,598	$—	$26,598	$16,578	$—	$16,578
Government System Operators	8,445	—	8,445	9,852	—	9,852
Private System Operators	21,042	—	21,042	20,305	—	20,305
Commercial Dealers & Resellers	35,040	—	35,040	34,291	—	34,291
Retailer, Independent Dealer Agents & Carriers	—	48,886	48,886	—	47,834	47,834
Total revenues	$91,125	$48,886	$140,011	$81,026	$47,834	$128,860

Gross Profit
Public Carriers, Contractors & Program Managers	$4,128	$—	$4,128	$3,017	$—	$3,017
Government System Operators	2,004	—	2,004	2,140	—	2,140
Private System Operators	4,607	—	4,607	4,566	—	4,566
Commercial Dealers & Resellers	8,961	—	8,961	9,283	—	9,283
Retailer, Independent Dealer Agents & Carriers	—	9,467	9,467	—	8,100	8,100
Total gross profit	$19,700	$9,467	$29,167	$19,006	$8,100	$27,106

Directly allocable expenses	7,697	2,570	10,267	7,230	2,495	9,725
Segment net profit contribution	$12,003	$6,897	18,900	$11,776	$5,605	17,381
Corporate support expenses			17,683			17,242
Income before provision for income taxes			$1,217			$139

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	June 25, 2017	June 26, 2016
Revenues
Base station infrastructure	$59,070	$52,395
Network systems	23,837	18,430
Installation, test and maintenance	6,993	8,755
Mobile device accessories	50,111	49,280
Total revenues	$140,011	$128,860

Gross Profit
Base station infrastructure	$14,057	$13,428
Network systems	3,829	2,898
Installation, test and maintenance	1,419	1,568
Mobile device accessories	9,862	9,212
Total gross profit	$29,167	$27,106

Note 9. Stock Buyback

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the three months ended June 25, 2017 and June 26, 2016, the allocated value of the shares withheld totaled $64,800 and $187,600, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters ended June 25, 2017 and June 26, 2016, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended June 25, 2017, sales of products from the Company’s largest wireless infrastructure supplier and mobile device accessories supplier accounted for 11.8% and 11.1% of consolidated revenue, respectively. For the fiscal quarter ended June 26, 2016, sales of products from the Company’s largest mobile device accessories supplier and largest wireless infrastructure supplier accounted for 12.3% and 10.1% of consolidated revenue, respectively.

Note 11. Subsequent Events

On July 17, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender,  entered into a First Amendment to Credit Agreement (the “First Amendment”), effective as of July 13, 2017, to amend select terms of the Credit Agreement dated June 24, 2016 (the "Credit Agreement") by and among the Company and other co-borrowers and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank NA, as Lender, for the Company's existing $35 million senior asset backed revolving credit facility.

Pursuant to the First Amendment, the term "Availability" as used in the Credit Agreement was amended for a period of time ending no later than October 31, 2017, to allow for the inclusion of an additional sum when calculating "Availability" for certain limited purposes. This additional sum is equal to the lesser of $10 million, and the amount by which the Borrowing Base (as defined in the Credit Agreement) exceeds $35 million. This does not increase the $35 million Aggregate Revolving Commitment Amount (as defined in the Credit Agreement), but will allow the Company greater flexibility under the Credit Agreement for a limited period of time, and was sought by the Company in response to business opportunities the Company is pursuing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2017.

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

Beginning with the first quarter of fiscal year 2018, the Company modified the structure of its internal organization in an effort to better serve the market place. Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams have been reorganized and each now report to either a retail or commercial leader. The Company concluded that corresponding changes to its reportable segments are warranted and now evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, contractors and program managers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government system operators including federal agencies and state and local governments that run wireless networks for their own use;  (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; (4) commercial dealers and resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment consists of the retailers, independent dealer agents and carriers market.

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

Our first quarter fiscal 2018 revenue increased by 8.7% compared to the first quarter of fiscal 2017. We experienced first quarter fiscal 2018 revenue growth within both our commercial and retail segments of 12.5% and 2.2%, respectively. The growth in our commercial segment is largely driven by our public carrier market, which increased by 60.4%, as compared to the same quarter last year. This growth was partially offset by declines in our government market of 14.3%, as compared to the first quarter of fiscal 2017. We continue to see sequential growth in the public carrier market, with revenues increasing 26.3% in the first quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017. This year over year increase and sequential growth in the public carrier market is largely the result of increased spending by our tower owner and program manager customers, but also reflects better execution of our selling strategy in this market. On the product side, revenue increased in our base station infrastructure, network systems, and mobile device accessories categories by 12.7%, 29.3% and 1.7%, respectively, for the first quarter of fiscal 2018, compared to the same quarter last year.

Our first quarter fiscal year 2018 gross profit increased by 7.6%, compared to the first quarter of fiscal year 2017. The increase in gross profit was primarily the result of the increases in revenue discussed above, partially offset by compressed gross profit margins caused by changes in customer and product mix, including the growth in the lower margin public carrier market. Total selling, general and administrative expenses increased by 3.4% compared to the prior-year quarter. As a result, net income increased by 748.3% and diluted earnings per share decreased by 700.0% compared to the prior-year quarter.

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

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the marketplace is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. Our ability to maintain customer and vendor relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 450 manufacturers, provide us with a significant competitive advantage over new entrants to the marketplace.

Results of Operations

First quarter of Fiscal Year 2018 Compared with First quarter of Fiscal Year 2017

Total Revenues. Revenues for the first quarter of fiscal 2018 increased 8.7% compared with the first quarter of fiscal 2017. Within our commercial segment, revenues in our public carrier market increased by 60.4%, largely due to increased spending among our tower owner and program manager customers, but also reflective better execution of our selling strategy in this market. This growth was echoed in our commercial dealers and resellers and private system operators markets with increases of 2.2% and 3.6%, respectively, over the prior year quarter. This growth was partially offset by a decline in our government system operators market of 14.3%. Our retail market revenues increased 2.2% in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, due, in part, to increased spending by our large multi-door retail dealers and a large repair center customer.

Total Gross Profit. Gross profit for the first quarter of fiscal 2018 increased by 7.6% compared to the first quarter of fiscal 2017. Within our commercial segment, gross profit in our public carriers, contractors and program managers market increased by 36.8%. Gross profit in our government and commercial dealers and resellers markets decreased by 6.4% and 3.5%, respectively. Within our retail market, gross profit increased by 16.9% in the first quarter of fiscal 2018 as compared to 2017, primarily due to increased sales of our private label Ventev® products. Overall gross profit margin decreased from 21.0% in the first quarter of fiscal 2017 to 20.8% in the first quarter of fiscal 2018. This decline was primarily caused by a change in product and customer mix, including the increase in lower margin sales in the public carrier market.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.9 million for the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. Selling, general and administrative expenses as a percentage of revenues decreased from 20.9% for the first quarter of fiscal 2017, to 19.9% for the first quarter of fiscal 2018.

Pay for performance bonus expense (including both cash and equity plans) increased by $1.1 million for the first quarter of fiscal 2018, compared to the first quarter of fiscal 2017. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to higher bonus accruals in the first quarter of fiscal 2018, as compared to the first quarter of fiscal 2017.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $231,000 and $315,400 for the fiscal quarter ended June 25, 2017 and June 26, 2016, respectively.

Interest, Net. Net interest expense increased from $11,400 for the first quarter of fiscal 2017 to $68,600 for the first quarter of fiscal 2018, due to increased borrowings on our revolving line of credit discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 42.0% for the first quarter of fiscal 2017 to 43.9% for the first quarter of fiscal 2018. The effective tax rate for the first quarter of fiscal 2018 was higher due to higher projected non-deductible expenses for fiscal year 2018, including an excess book cost on equity shares vested in the first quarter of fiscal year 2018. Our provision for income taxes increased by 814.0% compared to the prior year quarter, primarily as a result of higher income before provision for income taxes. As a result of the factors discussed above, net income increased 748.3% and diluted earnings per share increased 700.0% for the first quarter of fiscal 2018, compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the three months ended June 25, 2017 and June 26, 2016:

	Three Months Ended
	June 25, 2017	June 26, 2016
Cash flow (used in) provided by operating activities	$(14,147,300)	$124,200
Cash flow used in investing activities	(843,600)	(590,800)
Cash flow provided by (used in) financing activities	6,609,500	(3,844,400)
Net decrease in cash and cash equivalents	$(8,381,400)	$(4,311,000)

We used $14.1 million of net cash from operating activities for the first three months of fiscal 2018, compared with net cash provided by operating activities of $0.1 million for the first three months of fiscal 2017. This fiscal 2018 outflow was driven by an increase in product inventory and accounts receivable, partially offset by an increase in accounts payable. Increasing sales to our public carrier customers required significant investments in inventory and at times results in larger accounts receivable balances. Accounts payable also increased in response to our higher inventory levels. After consideration of the working capital investments we made in the first quarter of fiscal 2018, and in light of some additional opportunities that may arise related to the public carrier business, we are currently evaluating our revolving line of credit facility and anticipated cash needs, and considering steps to ensure sufficient cash availability to allow us to continue to execute on these opportunities. While we believe we will be able to successfully maintain or obtain additional cash availability as needed, we offer no assurances that we will be able to assure sufficient cash availability for these purposes or that our ability to execute on these opportunities will not be constrained by our access to capital.

Net cash used in investing activities of $0.8 million for the first three months of fiscal 2018 was up from expenditures of $0.6 million for the first three months of fiscal 2017. Cash used in both periods was due to capital expenditures, largely comprised of investments in information technology.

Net cash provided by financing activities was $6.6 million for the first three months of fiscal 2018, compared to $3.8 million used in the first three months of fiscal 2017. During the first three months of fiscal 2018, we utilized our revolving credit facility, leading to a net cash inflow relating to financing activities. During the first three months of both fiscal 2018 and fiscal 2017, we had cash outflows due to cash dividends paid to shareholders. Additionally, during the first three months of fiscal 2017, we had a cash outflow relating to the repayment of our term loan of $1.9 million. As discussed in Note 2 to our Consolidated Financial Statements, included in this Quarterly Report of Form 10-Q, cash flows associated with the tax impact of employee stock compensation are now included as a cash flow from operating activities. All amounts disclosed above have been adjusted to reflect this change.

During the first quarter of fiscal 2017 we entered into a senior asset based revolving credit facility of up to $35 million with SunTrust Bank, as Administrative Agent, and Lender, and Wells Fargo Bank, National Association, as a Lender. The revolving credit facility is secured by our and our primary operating subsidiaries’ inventory, accounts receivable, and deposit accounts, and replaces our previously existing unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association. Interest on borrowings is payable monthly, generally at the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%.  Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus an applicable margin. Borrowing availability is determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The applicable Credit Agreement also contains financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability, as determined in accordance with the Credit Agreement, is otherwise less than $10 million. The Credit agreement also may limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. The revolving credit facility has a five-year term and expires on June 24, 2021. As of June 25, 2017, we had an $8.3 million balance on the revolving credit facility; therefore, we had $26.7 million available, subject to the borrowing base limitation and compliance with the other applicable terms of the Credit Agreement, including the covenants referenced above.

Effective July 13, 2017, we entered into a First Amendment to Credit Agreement (the “First Amendment”), pursuant to which, the term "Availability" as used in the Credit Agreement was amended for a period of time ending no later than October 31, 2017, to allow for the inclusion of an additional sum when calculating "Availability" for certain limited purposes. This additional sum is equal to the lesser of $10 million, and the amount by which the Borrowing Base (as defined in the Credit Agreement) exceeds $35 million. This does not increase the $35 million Aggregate Revolving Commitment Amount (as defined in the Credit Agreement), but will allow the Company greater flexibility under the Credit Agreement for a limited period of time, and was sought by the company in response to business opportunities the Company is pursuing.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At June 25, 2017, the principal balance of this term loan was $49,700.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in June 2017. On July 19, 2017, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on August 23, 2017 to shareholders of record as of August 9, 2017.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility will be sufficient to support our operations for at least the next twelve months. As discussed above, however, our ability to execute on certain opportunities could be constrained by our access to capital. To minimize interest expense, our policy is to use excess available cash to pay down any balance on our revolving credit facility. We expect to meet short-term and long-term liquidity needs through operating cash flow, supplemented by our revolving credit facility. In doing so, the balance on our revolving credit facility could increase depending on our working capital and other cash needs. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 25, 2017, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a downturn in the global economy, among other factors.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements is contained in Note 2 of the Notes to Consolidated Financial Statements.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 26, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no long term variable rate debt obligations as of June 25, 2017. Based on June 25, 2017 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2017. Nevertheless, information that we have disclosed or will disclose from time to time in our public filings (including this Quarterly Report on Form 10-Q and other periodic reports filed under the Exchange Act) may provide additional data or information relative to our previously disclosed risk factors. We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also adversely affect our business, financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1

First Amendment to Credit Agreement, dated as of July 13, 2017, by and among the Company and certain subsidiaries, as co-borrowers, and SunTrust Bank, as administrative agent and lender, and Wells Fargo Bank NA, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2017).

10.2	From of Stock Option (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report of Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015).
31.1.1*	Certification of Chief Executive Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1*	Certification of Chief Financial Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	Certification of periodic report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1*	Certification of periodic report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2017 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended June 25, 2017 and June 26, 2016; (ii) Consolidated Balance Sheet at June 25, 2017 and March 26, 2017; (iii)  Consolidated Statement of Cash Flows for the three months ended June 25, 2017 and June 26, 2016; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 3, 2017
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)