Form 10-Q
period 2017-09-24
TESSCO TECHNOLOGIES INC
filed 2017-11-03
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 27, 2017, was 8,378,159.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 24,	March 26,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245,700	$8,540,100
Trade accounts receivable, net of allowance for doubtful accounts of $866,900 and $782,200, respectively	92,945,900	64,778,900
Product inventory, net	73,229,000	63,984,300
Prepaid expenses and other current assets	4,429,200	3,864,100
Total current assets	170,849,800	141,167,400

Property and equipment, net	13,091,100	13,830,900
Goodwill, net	11,677,700	11,677,700
Other long-term assets	7,419,300	7,304,500
Total assets	$203,037,900	$173,980,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$69,170,600	$53,581,400
Payroll, benefits and taxes	6,836,000	6,772,100
Income and sales tax liabilities	1,756,100	1,364,700
Accrued expenses and other current liabilities	1,973,000	2,228,200
Revolving line of credit	13,278,600	—
Current portion of long-term debt	26,900	26,500
Total current liabilities	93,041,200	63,972,900

Deferred tax liabilities	373,600	386,800
Long-term debt, net of current portion	16,100	29,800
Other long-term liabilities	1,749,600	1,574,700
Total liabilities	95,180,500	65,964,200

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,088,701 shares issued and 8,373,585 shares outstanding as of September 24, 2017, and 14,048,392 shares issued and 8,337,669 shares outstanding as of March 26, 2017	98,800	98,400
Additional paid-in capital	59,801,300	59,006,000
Treasury stock, at cost, 5,715,116 shares as of September 24, 2017 and 5,710,723 shares as of March 26, 2017	(57,502,400)	(57,437,600)
Retained earnings	105,459,700	106,349,500
Total shareholders’ equity	107,857,400	108,016,300
Total liabilities and shareholders’ equity	$203,037,900	$173,980,500

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016

Revenues	$145,083,500	$134,633,800	$285,094,300	$263,493,800
Cost of goods sold	115,160,400	105,878,200	226,004,400	207,632,200
Gross profit	29,923,100	28,755,600	59,089,900	55,861,600
Selling, general and administrative expenses	26,674,400	26,709,500	54,555,900	53,665,200
Income from operations	3,248,700	2,046,100	4,534,000	2,196,400
Interest expense, net	156,500	17,200	225,100	28,600
Income before provision for income taxes	3,092,200	2,028,900	4,308,900	2,167,800
Provision for income taxes	1,318,300	1,034,700	1,852,100	1,093,100
Net income	$1,773,900	$994,200	$2,456,800	$1,074,700
Basic earnings per share	$0.21	$0.12	$0.29	$0.13
Diluted earnings per share	$0.21	$0.12	$0.29	$0.13
Basic weighted-average common shares outstanding	8,365,383	8,310,300	8,357,213	8,300,000
Effect of dilutive options	27,614	13,900	40,643	20,900
Diluted weighted-average common shares outstanding	8,392,997	8,324,200	8,397,856	8,320,900
Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 24, 2017	September 25, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,456,800	$1,074,700
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,031,000	2,275,600
Non-cash stock-based compensation expense	501,900	192,400
Deferred income taxes and other	218,800	(370,300)
Change in trade accounts receivable	(28,205,250)	(12,279,300)
Change in product inventory	(9,244,700)	(18,348,000)
Change in prepaid expenses and other current assets	(565,100)	322,400
Change in trade accounts payable	15,589,200	27,857,600
Change in payroll, benefits and taxes	63,900	166,500
Change in income and sales tax liabilities	391,400	(338,800)
Change in accrued expenses and other current liabilities	(37,800)	(45,700)
Net cash (used in) provided by operating activities	(16,799,850)	507,100

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(284,100)	(382,300)
Purchases of internal use software licenses eligible for capitalization	(1,179,000)	(808,300)
Net cash used in investing activities	(1,463,100)	(1,190,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	13,278,600	—
Proceeds from note receivable	38,250	—
Payments of debt issuance costs	—	(113,400)
Payments on long-term debt	(13,300)	(1,888,100)
Proceeds from issuance of common stock	76,400	68,300
Cash dividends paid	(3,346,600)	(3,323,700)
Purchases of treasury stock and repurchases of stock from employees	(64,800)	(187,600)
Net cash provided by (used in) financing activities	9,968,550	(5,444,500)

Net decrease in cash and cash equivalents	(8,294,400)	(6,128,000)

CASH AND CASH EQUIVALENTS, beginning of period	8,540,100	16,882,800

CASH AND CASH EQUIVALENTS, end of period	$245,700	$10,754,800

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

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company continues to assess the impact this new standard may have on its ongoing financial reporting. The Company has identified its revenue streams both by contract and product type and is assessing each for potential impacts. For the revenue streams assessed, the Company does not anticipate a material impact in the timing or amount of revenue recognized.  The Company may be required to adjust its accounting for its returns reserve. However, as the Company’s returns have historically been less than 3% of revenue and this change would only affect the balance sheet, the Company does not expect this to have a material impact on the Financial Statements. Based on this ongoing assessment, the Company intends to adopt the standard on a modified retrospective basis on April 1, 2018, the first day of fiscal 2019.

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

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company adopted this provision in the first quarter of fiscal 2018. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision in the first six months of fiscal 2018 was an increase in the provision for income taxes of $0.04 million, and a 0.9% higher effective tax rate than if the standard had not been adopted. There was no impact on the second quarter of fiscal 2018, as we had no stock issuances this quarter. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, but is not expected to be material. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied prospectively. The Company does not expect this or other provisions within the pronouncement to have a material impact on its financial statements.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. Among other things, the ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted the ASU in the three months ended June 25, 2017 and reclassified the carrying value of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The net carrying value of internal-use computer software was $4.4 million and $4.3 million, respectively, as of September 24, 2017 and March 26, 2017.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 24, 2017 includes $254,300 and $501,900, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 25, 2016 include $76,600 and $192,400, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under our Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the 1994 Plan, for the first six months of fiscal 2018:

	Six Months	Weighted
	Ended	Average Fair
	September 24,	Value at Grant
	2017	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	170,100	$11.17
PSU’s Granted	86,000	12.67
PSU’s Vested	(7,600)	19.58
PSU’s Forfeited/Cancelled	(168,500)	10.85
Unvested shares available for issue under outstanding PSUs, end of period	80,000	$12.67

During fiscal 2018, the Compensation Committee of our Board of Directors, with concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 86,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one-year measurement period (fiscal 2018), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2018 will vest and be issued ratably on or about May 1 of 2018, 2019, 2020 and 2021, provided that the respective employees remain employed by or associated with the Company on each such date.

The PSUs cancelled during fiscal 2018 primarily related to the fiscal 2017 grant of PSUs, which had a one year measurement period (fiscal 2017). The PSUs were cancelled because the minimum applicable fiscal 2017 performance targets were not attained. Per the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

If all PSUs granted thus far in fiscal 2018 are assumed to be earned on account of the applicable performance metrics being fully met, total unrecognized compensation costs on these PSUs would be approximately $0.8 million, as of September 24, 2017, and would be expensed through fiscal 2021. To the extent the maximum number of PSUs granted in fiscal 2018 is not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has made annual restricted stock unit (RSU) awards under the 1994 Plan to its non-employee directors over recent years. On May 10, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 18,000 RSUs, ratably to the five non-employee directors of the Company, and to Mr. Barnhill. These awards provide for the issuance of shares of the Company’s common stock in accordance with a four-year annual vesting schedule, following the date of grant, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each anniversary date.

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, if any, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date.

As of September 24, 2017, there was approximately $1.0 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

PSUs and RSUs are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by NASDAQ on the date of grant minus the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs.

As discussed in Note 2, the Company will now account for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock based compensation related to the restricted awards may be different from the Company’s expectations.

Stock Options: Following the initiation of our PSU award program for fiscal 2005, our Compensation Committee only occasionally employed stock options as an element of incentive compensation, but after more recently reevaluating its approach to executive compensation, has concluded that grants or awards of stock options are appropriate as a retention and recruiting tool, and beginning in fiscal 2016 has increased the number and frequency of stock option awards, primarily to senior management.  As summarized below, in the first six months of fiscal 2018, stock options for an aggregate of 210,000 shares of common stock were awarded, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize pertinent information for outstanding options.

	Six Months	Weighted
	Ended	Average Fair
	September 24,	Value at Grant
	2017	Date (per unit)
Unvested options, beginning of period	395,000	$1.96
Options Granted	210,000	2.38
Options Vested	(70,000)	2.03
Options Forfeited/Cancelled	—	—
Unvested options, end of period	535,000	$2.11

			September 24, 2017
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2018	210,000	$14.62	210,000	-
2017	410,000	$12.57	360,000	62,500
2016	100,000	$22.42	60,000	32,500
Total			630,000	95,000

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2018	32.34%	1.92%	5.47%	4.0	$2.38
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of September 24, 2017, there was approximately $1.0 million of total unrecognized compensation costs, related to these awards. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately four years.

Note 4. Borrowings Under Revolving Credit Facility

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, for a senior asset based secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”). This replaced the Company’s previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The replacement Revolving Credit Facility included terms providing for its maturity after five years, on June 24, 2021, and for a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. Borrowing Availability under the replacement Revolving Credit Facility as it was initially established is determined in part in accordance with a Borrowing Base, defined in the Credit Agreement, generally, as 85% of Eligible Receivables minus Reserves. The Credit Agreement also set forth financial covenants, including a fixed charge coverage ratio that must be maintained at any time during which the borrowing availability, as determined in accordance with and subject to the terms of the Credit Agreement, falls below $10 million, as well as terms that could limit the Company’s ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. Capitalized terms used but not otherwise defined in this Note have the meanings ascribed to each in the Credit Agreement or in the Amended and Restated Credit Agreement (discussed below), as applicable.

Borrowings initially accrue interest from the applicable borrowing date, generally at the Eurodollar Rate plus an Applicable Margin ranging from 1.5% to 1.75%.  On September 24, 2017, the interest rate applicable to borrowings under the replacement Revolving Credit Facility was 2.99%. Under certain circumstances, the applicable interest rate may change from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin. Borrowings may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of September 24, 2017, borrowings under this Revolving Credit Facility totaled $13.3 million and, therefore, the Company had $21.7 million available, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 26, 2017, the Company had a zero balance on the Revolving Credit Facility.

Pursuant to a related Guaranty and Security Agreement by and among the Company, the other borrowers under the Credit Agreement and other subsidiaries of the Company, who are referred to collectively as the Loan Parties, and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, are guaranteed by those Loan Parties which are not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable and deposit accounts, and in all documents, instruments, general intangibles, letter of credit rights and chattel paper, in each case to the extent relating to inventory and accounts, and in all proceeds of the foregoing. The security interests are granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Effective July 13, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into a First Amendment to Credit Agreement (the “First Amendment”), to amend select terms of the Credit Agreement. Pursuant to the First Amendment, the term “Availability” as used in the Credit Agreement was amended for a period of time ending no later than October 31, 2017, to allow for the inclusion of an additional sum when calculating Availability for certain limited purposes. This additional sum equals the lesser of $10 million, and the amount by which the Borrowing Base exceeds $35 million. This First Amendment did not increase the $35 million Aggregate Revolving Commitment Amount, but allowed the Company greater flexibility under the Credit Agreement for a limited period of time, until October 31, 2017, and was sought by the Company in response to business opportunities identified by the Company.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million.

In addition to expanding the Company’s borrowing limit, the Revolving Credit Facility maturity date was extended to October 19, 2021. The Amended and Restated Credit Agreement otherwise includes representations, warranties, affirmative and negative covenants (including restrictions) and other terms generally consistent with those applicable to the facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, but with certain modifications. The Amended and Restated Credit Agreement provides for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swingline loans, and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender is obligated to increase its commitment. Availability continues to be determined in accordance with a Borrowing Base, which has been expanded to include not only Eligible Receivables but also Eligible Inventory and is generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory which is aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory which is aged at least 181 days; minus (B) Reserves. Upon closing, there was $23.4 million outstanding under the Amended and Restated Credit Agreement.

Like the secured Revolving Credit Facility as existing prior to execution and delivery of the Amended and Restated Credit Agreement, borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and other Loan Parties executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by them in connection with the secured credit facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising under the Amended and Restated Credit Facility from time to time.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of June 25, 2017, or as of March 26, 2017, due to their short-term nature.

Note 6. Income Taxes

As of September 24, 2017, the Company had a gross amount of unrecognized tax benefits of $206,300 ($133,800 net of federal benefit).  As of March 26, 2017, the Company had a gross amount of unrecognized tax benefits of $204,500 ($147,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2018 was an expense of $24,200 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of September 24, 2017 was $353,900 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2017 was an expense of $27,000 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 26, 2017 was $314,300 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest, is as follows:

Beginning balance at March 26, 2017 of unrecognized tax benefit	$204,500
Increases related to current period tax positions	1,800
Reductions as a result of a lapse in the applicable statute of limitations	—
Ending balance at September 24, 2017 of unrecognized tax benefits	$206,300

The Company has adopted Accounting Standards Updated No. 2016-09 Topic 718, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), effective as of March 27, 2017.  The new guidance requires all of the tax effects related to share-based payments to be recognized through the income statement and is effective for public entities for annual and interim reporting periods beginning after December 15,

2016.  We will treat the tax effects of share-based compensation awards as discrete items in the interim reporting periods in which the windfalls or shortfalls occurred.  As a result of the adoption of the ASU 2016-09, the effective rate is 0.9% higher than if the ASU 2016-09 was not adopted for the six months ended September 24, 2017.

Note 7. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. At September 24, 2017, stock options with respect to 630,000 shares of common stock were outstanding, of which 290,000 were anti-dilutive. At September 25, 2016, stock options with respect to 330,000 shares of common stock were outstanding, all of which were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of September 24, 2017 or September 25, 2016, respectively.

Note 8. Business Segments

Beginning with the first quarter of fiscal year 2018, the Company modified the structure of its internal organization in an effort to better serve the market place. Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams have been reorganized and will each now report to either a retail or commercial leader. The Company concluded that corresponding changes to its reportable segments are warranted and now evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government including federal agencies and state and local governments that run wireless networks for their own use as well as value-added resellers who specialize in selling to the government;  (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; and (4) value-added resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment consists of the market which includes retailers, independent dealer agents and carriers. All prior financial periods presented in this Quarterly Report on Form 10-Q reflect this change.

During the first quarter of fiscal year 2018, in conjunction with the, modification of the structure of the internal organization of the Company, as described above, the Company reviewed several customer types, including a large repair center customer, and reclassified them from the private system operators market to either the value-added resellers market or the retail market, based on their purchase history. The Company has restated prior periods reflected in this Quarterly Report on Form 10-Q to reflect these changes.

The Company evaluates goodwill at the reporting unit level. In conjunction with the change in segments, the Company evaluated its goodwill using Level 3 fair value input, and no impairment indicators were identified.

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

The Company evaluates revenue, gross profit, and income before provision for income taxes at the segment level.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the second quarter and first six months of fiscal years 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	September 24, 2017			September 25, 2016
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment		Total
Revenues
Public Carrier	$27,423	$—	$27,423	$18,532	$		$18,532
Government	11,025	—	11,025	8,990			8,990
Private System Operators	24,207	—	24,207	20,990			20,990
Value-Added Resellers	34,951	—	34,951	33,409			33,409
Retail	—	47,478	47,478			52,713	52,713
Total revenues	$97,606	$47,478	$145,084	$81,921		$52,713	$134,634

Gross Profit
Public Carrier	$3,777	$—	$3,777	$3,236	$		$3,236
Government	2,412	—	2,412	2,092			2,092
Private System Operators	5,054	—	5,054	4,613			4,613
Value-Added Resellers	8,942	—	8,942	9,223			9,223
Retail	—	9,738	9,738			9,592	9,592
Total gross profit	$20,185	$9,738	$29,923	$19,164		$9,592	$28,756

Directly allocable expenses	7,796	3,716	11,512	7,910		4,240	12,150
Segment net profit contribution	$12,389	$6,022	18,411	$11,254		$5,352	16,606
Corporate support expenses			15,319				14,577
Income before provision for income taxes			$3,092				$2,029

	Six Months Ended
	September 24, 2017			September 25, 2016
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$54,021	$—	$54,021	$35,110	$—	$35,110
Government	19,470	—	19,470	18,842	—	18,842
Private System Operators	45,249	—	45,249	41,295	—	41,295
Value-Added Resellers	69,990	—	69,990	67,700	—	67,700
Retail	—	96,364	96,364	—	100,547	100,547
Total revenues	$188,730	$96,364	$285,094	$162,947	$100,547	$263,494

Gross Profit
Public Carrier	$7,905	$—	$7,905	$6,253	$—	$6,253
Government	4,416	—	4,416	4,232	—	4,232
Private System Operators	9,661	—	9,661	9,179	—	9,179
Value-Added Resellers	17,903	—	17,903	18,506	—	18,506
Retail	—	19,205	19,205	—	17,692	17,692
Total gross profit	$39,885	$19,205	$59,090	$38,170	$17,692	$55,862

Directly allocable expenses	16,318	7,466	23,784	16,245	7,758	24,003
Segment net profit contribution	$23,567	$11,739	35,306	$21,925	$9,934	31,859
Corporate support expenses			30,997			29,691
Income before provision for income taxes			$4,309			$2,168

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	September 24, 2017	September 25, 2016
Revenues
Base station infrastructure	$59,448	$52,502
Network systems	29,180	21,461
Installation, test and maintenance	7,679	6,881
Mobile device accessories	48,777	53,790
Total revenues	$145,084	$134,634

Gross Profit
Base station infrastructure	$14,086	$13,453
Network systems	3,921	3,421
Installation, test and maintenance	1,433	1,376
Mobile device accessories	10,483	10,506
Total gross profit	$29,923	$28,756

	Six Months Ended
	September 24, 2017	September 25, 2016
Revenues
Base station infrastructure	$118,518	$104,897
Network systems	53,017	39,891
Installation, test and maintenance	14,671	15,636
Mobile device accessories	98,888	103,070
Total revenues	$285,094	$263,494

Gross Profit
Base station infrastructure	$28,143	$26,881
Network systems	7,750	6,319
Installation, test and maintenance	2,852	2,944
Mobile device accessories	20,345	19,718
Total gross profit	$59,090	$55,862

Note 9. Stock Buyback

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the six months ended September 24, 2017 and September 25, 2016, the allocated value of the shares withheld totaled $64,800 and $187,600, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter and six months ended September 24, 2017 and September 25, 2016, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended September 24, 2017, sales of products from the Company’s largest wireless infrastructure supplier and mobile device accessories supplier accounted for 10.3% and 7.9% of consolidated revenue, respectively. For the fiscal quarter ended September 25, 2016, sales of products from the Company’s largest wireless infrastructure supplier and largest mobile device accessories supplier accounted for 9.4% and 10.1% of consolidated revenue, respectively.

For the six months ended September 24, 2017, sales of products from the Company’s largest wireless infrastructure supplier and mobile device accessories supplier accounted for 11.0% and 10.5% of consolidated revenue, respectively. For the six months ended September 25, 2016, sales of products from the Company’s largest wireless infrastructure supplier and largest mobile device accessories supplier accounted for 9.8% and 11.2% of consolidated revenue, respectively.

Note 11. Subsequent Events

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement. Refer to Note 4 for details of this agreement.

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

Beginning with the first quarter of fiscal year 2018, the Company modified the structure of its internal organization in an effort to better serve the market place. Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams have been reorganized and each now report to either a retail or commercial leader. The Company concluded that corresponding changes to its reportable segments are warranted and now evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government including federal agencies and state and local governments that run wireless networks for their own use as well as value-added resellers who specialize in selling to the government;  (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; (4) value-added resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for enterprise customers. The retail segment consists of the retail market which includes retailers, independent dealer agents and carriers.

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

Our second quarter fiscal 2018 revenue increased by 7.8% compared to the second quarter of fiscal 2017. We experienced second quarter fiscal 2018 revenue growth within our commercial segments of 19.1% and a decrease in revenue in the retail segment of 9.9%. The growth in our commercial segment is largely driven by our public carrier market, which increased by 48.0%, as compared to the same quarter last year. Each of the other commercial markets grew year over year as well. This growth was partially offset by a decline in our retail market of 9.9%, as compared to the second quarter of fiscal 2017. We continue to see sequential growth in the public carrier market, with revenues increasing 3.1% in the second quarter of fiscal 2018 as compared to the first quarter of fiscal 2018. This year over year increase and sequential growth in the public carrier market is the result of increased spending by our tower owner and program manager customers coupled with gains in market share from better execution of our selling strategy in this market. On the product side, revenue increased in our base station infrastructure; network systems; and installation, test and maintenance categories by 13.2%, 36.0% and 11.6%, respectively, for the second quarter of fiscal 2018, compared to the same quarter last year. Revenue decreased in our mobile device and accessories category by 9.3%.

Our second quarter fiscal year 2018 gross profit increased by 4.1%, compared to the second quarter of fiscal year 2017. The increase in gross profit was primarily the result of the increases in revenue discussed above, partially offset by compressed gross profit margins caused by changes in customer and product mix, including the growth in the lower margin public carrier market. Total selling, general and administrative expenses were flat compared to the prior-year quarter. As a result, net income increased by 78.4% and diluted earnings per share decreased by 75.0% compared to the prior-year quarter.

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

Results of Operations

Second Quarter of Fiscal Year 2018 Compared with Second Quarter of Fiscal Year 2017

Total Revenues. Revenues for the second quarter of fiscal 2018 increased 7.8% compared with the second quarter of fiscal 2017. Within our commercial segment, revenues in our public carrier market increased by 48.0%, due to increased spending among our tower owner and program manager customers coupled with gains in market share from better execution of our selling strategy in this market. This growth was echoed in our value-added resellers and private system operators markets with increases of 4.6% and 15.3%, respectively, over the prior year quarter. Our government market revenues increased 22.6% over the prior year quarter due to the fruition of several projects that had been previously delayed. The growth in the commercial segment was partially offset by a decline in our retail segment of 9.9%, due, in part, to consolidation of our customer base within this market.

Total Gross Profit. Gross profit for the second quarter of fiscal 2018 increased by 4.1% compared to the second quarter of fiscal 2017. Overall gross profit margin decreased from 21.4% in the second quarter of fiscal 2017 to 20.6% in the second quarter of fiscal 2018. This decline was primarily caused by a change in product and customer mix, including the increase in lower margin sales in the public carrier market. Within our commercial segment, gross profit in our public carriers market increased by 16.7%. While we have increased gross profit by gaining market share, we have experienced some gross margin compression in our commercial markets. The margin compression within the public carriers market was caused by changes in customer mix, including more Tier 1 Carrier installers and contractors, changing product mix and a lower percentage of sales for our proprietary Ventev® products. Gross profit in our government and private systems operators markets increased by 15.3% and 9.6%, respectively. Within our retail market, gross profit increased by 1.5% in the second quarter of fiscal 2018 as compared to 2017, due to customer mix and investments from our vendors to win additional business.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses were largely unchanged for the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. Selling, general and administrative expenses as a percentage of revenues decreased from 19.8% for the second quarter of fiscal 2017, to 18.4% for the second quarter of fiscal 2018.

Pay for performance bonus expense (including both cash and equity plans) increased by $0.6 million for the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to higher bonus accruals in the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017.

Corporate Support expense decreased by $0.8 million for the second quarter of fiscal 2018, compared to the second quarter of fiscal 2017 primarily related to decreases in recruiting expense, bad debt expense, and product development expense. The decrease in recruiting expense relates to our CEO recruitment efforts in the second quarter of fiscal 2017. Product development expense decreased related to timing and purchasing levels of our proprietary products.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $16,900 and $214,800 for the fiscal quarter ended September 24, 2017 and September 25, 2016, respectively. There were several bad debt recoveries in the second quarter of fiscal 2018, causing a lower than typical expense.

Interest, Net. Net interest expense increased from $17,200 for the second quarter of fiscal 2017 to $156,500 for the second quarter of fiscal 2018. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted increased borrowings and interest expense under our Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 51.0% for the second quarter of fiscal 2017 to 42.6% for the second quarter of fiscal 2018. The effective tax rate for the second quarter of fiscal 2017 was higher primarily due to a higher ratio of permanent differences related to our projected pre-tax income. Our provision for income taxes increased by 27.4% compared to the prior year quarter, primarily as a result of higher income before provision for income taxes. As a result of the factors discussed above, net income increased 78.4% and diluted earnings per share increased 75.0% for the second quarter of fiscal 2018, compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2018 Compared with First Six Months of Fiscal Year 2017

Total Revenues. Revenues for the first six months of fiscal 2018 increased 8.2% compared with the first six months of fiscal 2017. Within our commercial segment, revenues in our public carrier market increased by 53.9%, largely due to increased spending among our tower owner and program manager customers, and also due in part to better execution of our selling strategy in this market. This growth was echoed in our value-added resellers and private system operators markets with increases of 3.4% and 9.6%, respectively, over the prior year period. Our government market gross profit increased 3.3% due to fruition of several projects that had been previously delayed. The growth in the commercial segment was partially offset by a decline in our retail segment of 4.2% due, in part, to consolidation of our customer base within this market.

Total Gross Profit. Gross profit for the first six months of fiscal 2018 increased by 5.8% compared to the first six months of fiscal 2017. Within our commercial segment, gross profit in our public carriers market increased by 26.4%. Gross profit in our government and private system operator markets increased by 4.3% and 5.3%, respectively. This growth in our commercial segment was partially offset by a decrease in our value-added resellers market of 3.3%. Within our retail market, gross profit increased by 8.6% in the first six months of fiscal 2018 as compared to 2017, primarily due to increased sales of our private label Ventev® products. Overall gross profit margin decreased from 21.2% in the first six months of fiscal 2017 to 20.7% in the first six months of fiscal 2018. This decline was primarily caused by a change in product and customer mix, including the increase in lower margin sales in the public carrier market.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.9 million for the first six months of fiscal 2018, compared to the first six months of fiscal 2017. Selling, general and administrative expenses as a percentage of revenues decreased from 20.4% for the first six months of fiscal 2017, to 19.1% for the first six months of fiscal 2018.

Pay for performance bonus expense (including both cash and equity plans) increased by $1.7 million for the first six months of fiscal 2018, compared to the first six months of fiscal 2017. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to higher bonus accruals in the first six months of fiscal 2018, as compared to the first six month of fiscal 2017.

Corporate Support expense decreased by $1.4 million for the first six months of fiscal 2018, compared to the first six months of fiscal 2017 primarily related to decreases in recruiting expense and bad debt expense. The decrease in recruiting expense relates to our CEO recruitment efforts in the first half of fiscal 2017.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $247,900 and $530,200 for the six months ended September 24, 2017 and September 25, 2016, respectively.  There were several bad debt recoveries in the second quarter of fiscal 2018, causing an abnormally low year to date expense.

Interest, Net. Net interest expense increased from $28,600 for the first six of fiscal 2017 to $225,100 for the first six months of fiscal 2018. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 50.4% for the first six months of fiscal 2017 to 43.0% for the first six months of fiscal 2018. The effective tax rate for the first six months of fiscal 2017 was higher primarily due to a higher ratio of permanent differences related to our projected pre-tax income. Our provision for income taxes increased by 69.4% compared to the first six months of fiscal 2017, primarily as a result of higher income before provision for income taxes. As a result of the factors discussed above, net income increased 128.6% and diluted earnings per share increased 123.1% for the first six month of fiscal 2018, compared to the first six months of fiscal 2017.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the six months ended September 24, 2017 and September 25, 2016:

	Six Months Ended
	September 24, 2017	September 25, 2016
Cash flow (used in) provided by operating activities	$(16,799,850)	$507,100
Cash flow used in investing activities	(1,463,100)	(1,190,600)
Cash flow provided by (used in) financing activities	9,968,550	(5,444,500)
Net decrease in cash and cash equivalents	$(8,294,400)	$(6,128,000)

We used $16.8 million of net cash from operating activities for the first six months of fiscal 2018, compared with net cash provided by operating activities of $0.5 million for the first six months of fiscal 2017. This fiscal 2018 outflow was driven by net income coupled with an increase in product inventory and accounts receivable, partially offset by an increase in accounts payable. Increasing sales to our public carrier customers required significant investments in inventory and at times results in larger accounts receivable balances. Accounts payable also increased in response to our higher inventory levels. After consideration of the working capital investments we made in the first six months of fiscal 2018, and in consideration of some additional opportunities that may arise related to the public carrier business, we evaluated our borrowing capacity and anticipated cash needs. Based on this evaluation we entered into the Amended and Restated Credit Agreement on October 19, 2017, as discussed below.

Net cash used in investing activities of $1.5 million for the first six months of fiscal 2018 was up from expenditures of $1.2 million for the first six months of fiscal 2017. Cash used in both periods was due to capital expenditures, largely comprised of investments in information technology.

Net cash provided by financing activities was $10.0 million for the first six months of fiscal 2018, compared to $5.4 million used in the first six months of fiscal 2017. During the first six months of fiscal 2018, we utilized our asset based secured Revolving Credit Facility, leading to a cash inflow of $13.3 million. During the first six months of each of fiscal 2018 and fiscal 2017, we had cash outflows of $3.3 million due to cash dividends paid to shareholders. Additionally, during the first six months of fiscal 2017, we had a cash outflow relating to the repayment of our term loan of $1.9 million. As discussed in Note 2 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, cash flows associated with the tax impact of employee stock compensation are now included as a cash flow from operating activities. All amounts disclosed above have been adjusted to reflect this change.

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, for a senior asset based secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”).  This replaced the Company’s previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The replacement Revolving Credit Facility included terms providing for its maturity after five years, on June 24, 2021, and for a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans.  Borrowing Availability under the replacement Revolving Credit Facility as it was initially established is determined in part in accordance with a Borrowing Base, defined in the Credit Agreement, generally, as 85% of Eligible Receivables minus Reserves.

The Credit Agreement also set forth financial covenants, including a fixed charge coverage ratio to be maintained at any time during which the borrowing availability, as determined in accordance with the Credit Agreement, falls below $10 million, as well as terms that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.  As of September 24, 2017, we had a $13.3 million balance on the Revolving Credit Facility; therefore, we had $21.7 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the covenants referenced above.

Pursuant to a related Guaranty and Security Agreement by and among the Company, the other borrowers under the Credit Agreement and other subsidiaries of the Company, referred to collectively as the Loan Parties, and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, are guaranteed by those Loan Parties which are not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable and deposit accounts, and in all documents, instruments, general intangibles, letter of credit rights and chattel paper, in each case to the extent relating to inventory and accounts, and in all proceeds of the foregoing. The security interests are granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Effective July 13, 2017, we entered into a First Amendment to Credit Agreement, pursuant to which, the term “Availability” as used in the Credit Agreement was amended for a period of time ending no later than October 31, 2017, to allow for the inclusion of an additional sum when calculating “Availability” for certain limited purposes. This additional sum equals the lesser of $10 million, and the amount by which the Borrowing Base exceeds $35 million. This First Amendment did not provide for any increase in the $35 million Aggregate Revolving Commitment Amount, but allowed the Company greater flexibility under the Credit Agreement for a limited period of time, until October 31, 2017, and was sought by the Company in response to business opportunities identified by the Company.  Capitalized terms used but not otherwise defined in this and the preceding three paragraphs have the meanings ascribed to each in the Credit Agreement or First Amendment, as applicable.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender (the "Amended and Restated Credit Agreement"). Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility, as previously established in June 2016, was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million.  Capitalized terms used but not otherwise defined in this and the following three paragraphs have the meanings ascribed to each in the Amended and Restated Credit Agreement.

In addition to expanding the borrowing limit, the Amended and Restated Credit Facility extends the applicable maturity date to October 19, 2021. The Amended and Restated Credit Agreement otherwise includes representations, warranties, affirmative and negative covenants (including restrictions) and other terms generally consistent with those applicable to the facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, but with certain modifications. The Amended and Restated Credit Agreement provides for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swingline loans and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender is obligated to increase its commitment. Availability is determined in accordance with a Borrowing Base, which has been expanded to include not only Eligible Receivables but also Eligible Inventory and is generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory which is aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory which is aged at least 181 days; minus (B) Reserves. Upon closing, there was $23.4 million outstanding under to the Amended and Restated Credit Agreement.

Like the secured Revolving Credit Facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  In any event, following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the revolving credit facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and the other Loan Parties executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by the Loan Parties in connection with the secured credit facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising under the Amended and Restated Credit Facility from time to time.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 24, 2017, the principal balance of this term loan was $43,000.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in August 2017. On October 23, 2017, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on November 22, 2017 to shareholders of record as of November 8, 2017.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our Revolving Credit

Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 24, 2017, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a downturn in the global economy, among other factors.

Recent Accounting Pronouncements

A  description of recently issued and adopted accounting pronouncements is contained in Note 2 to our Consolidated Financial Statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” and similar expressions, but the absence of these words or phrases does not necessarily mean that a statement is not forward looking. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those risks identified in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and other periodic reports filed with the SEC, under the heading “Risk Factors” and otherwise. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners that are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers', vendors' and affinity partners' business; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for, or ability to fund or pay for, our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affects gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; system security or data protection breaches; technology changes in the wireless communications industry, or technological failures, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition, including from manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain financing as and when needed; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain our key professionals, management and staff; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no long-term variable rate debt obligations as of September 24, 2017. Based on September 24, 2017 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

10.2	From of Stock Option (incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2015).
10.3

Amended and Restated Credit Agreement dated as of October 19, 2017, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and SunTrust Bank, as administrative agent, swingline lender and an issuing bank, together with exhibits and schedules thereto (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2017).

10.4

Reaffirmation Agreement dated as of October 19, 2017, among TESSCO Technologies Incorporated, its subsidiaries, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2017).

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2017 formatted in XBRL: (i) Consolidated Statement of Income for the three and six months ended September 24, 2017 and September 25, 2016; (ii) Consolidated Balance Sheet at September 24, 2017 and March 26, 2017; (iii)  Consolidated Statement of Cash Flows for the six months ended September 24, 2017 and September 25, 2016; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: November 3, 2017
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)