Form 10-Q
period 2017-12-24
TESSCO TECHNOLOGIES INC
filed 2018-02-02
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2017 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 26, 2018, was 8,388,097.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 24,	March 26,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,400	$8,540,100
Trade accounts receivable, net of allowance for doubtful accounts of $913,800 and $782,200, respectively	85,036,300	64,778,900
Product inventory, net	66,500,600	63,984,300
Prepaid expenses and other current assets	4,544,100	3,864,100
Total current assets	156,123,400	141,167,400

Property and equipment, net	12,976,000	13,830,900
Goodwill, net	11,677,700	11,677,700
Other long-term assets	7,192,000	7,304,500
Total assets	$187,969,100	$173,980,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$62,383,300	$53,581,400
Payroll, benefits and taxes	6,141,500	6,772,100
Income and sales tax liabilities	2,389,600	1,364,700
Accrued expenses and other current liabilities	1,074,200	2,228,200
Revolving line of credit	5,937,100	—
Current portion of long-term debt	26,900	26,500
Total current liabilities	77,952,600	63,972,900

Deferred tax liabilities	344,500	386,800
Long-term debt, net of current portion	9,400	29,800
Other long-term liabilities	1,541,800	1,574,700
Total liabilities	79,848,300	65,964,200

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,098,689 shares issued and 8,383,523 shares outstanding as of December 24, 2017, and 14,048,392 shares issued and 8,337,669 shares outstanding as of March 26, 2017	98,900	98,400
Additional paid-in capital	60,170,800	59,006,000
Treasury stock, at cost, 5,715,166 shares as of December 24, 2017 and 5,710,723 shares as of March 26, 2017	(57,503,000)	(57,437,600)
Retained earnings	105,354,100	106,349,500
Total shareholders’ equity	108,120,800	108,016,300
Total liabilities and shareholders’ equity	$187,969,100	$173,980,500

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 24, 2017	December 25, 2016	December 24, 2017	December 25, 2016

Revenues	$146,260,300	$147,198,400	$431,354,600	$410,692,200
Cost of goods sold	116,660,500	117,229,800	342,664,900	324,862,000
Gross profit	29,599,800	29,968,600	88,689,700	85,830,200
Selling, general and administrative expenses	27,413,200	27,860,700	81,969,100	81,525,900
Income from operations	2,186,600	2,107,900	6,720,600	4,304,300
Interest expense, net	114,500	37,100	339,600	65,700
Income before provision for income taxes	2,072,100	2,070,800	6,381,000	4,238,600
Provision for income taxes	501,900	843,100	2,354,000	1,936,200
Net income	$1,570,200	$1,227,700	$4,027,000	$2,302,400
Basic earnings per share	$0.19	$0.15	$0.48	$0.28
Diluted earnings per share	$0.19	$0.15	$0.48	$0.28
Basic weighted-average common shares outstanding	8,377,279	8,321,700	8,363,877	8,307,200
Effect of dilutive options and other equity instruments	76,442	13,000	52,576	18,300
Diluted weighted-average common shares outstanding	8,453,721	8,334,700	8,416,453	8,325,500
Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 24, 2017	December 25, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,027,000	$2,302,400
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,030,700	3,361,200
Non-cash stock-based compensation expense	745,400	291,100
Deferred income taxes and other	(8,800)	(498,600)
Change in trade accounts receivable	(20,317,100)	(12,666,100)
Change in product inventory	(2,516,300)	(9,225,800)
Change in prepaid expenses and other current assets	(680,000)	925,100
Change in trade accounts payable	8,801,900	16,630,300
Change in payroll, benefits and taxes	(630,600)	(240,700)
Change in income and sales tax liabilities	1,024,900	343,300
Change in accrued expenses and other current liabilities	(810,500)	(615,100)
Net cash (used in) provided by operating activities	(7,333,400)	607,100

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(575,300)	(1,913,300)
Purchases of internal use software licenses eligible for capitalization	(1,554,400)	—
Net cash used in investing activities	(2,129,700)	(1,913,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	5,937,100	—
Proceeds from note receivable	59,700	—
Payments of debt issuance costs	—	(218,200)
Payments on long-term debt	(20,000)	(1,894,700)
Proceeds from issuance of common stock	76,400	68,300
Cash dividends paid	(5,022,400)	(4,989,700)
Purchases of treasury stock and repurchases of stock from employees	(65,400)	(187,600)
Net cash provided by (used in) financing activities	965,400	(7,221,900)

Net decrease in cash and cash equivalents	(8,497,700)	(8,528,100)

CASH AND CASH EQUIVALENTS, beginning of period	8,540,100	16,882,800

CASH AND CASH EQUIVALENTS, end of period	$42,400	$8,354,700

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

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company continues to assess the impact this new standard may have on its ongoing financial reporting. The Company has identified its revenue streams both by contract and product type and is assessing each for potential impacts. For the revenue streams assessed, the Company does not anticipate a material impact in the timing or amount of revenue recognized. The Company may be required to adjust its accounting for its returns reserve. However, as the Company’s returns have historically been less than 3% of revenue and this change would only affect the balance sheet, the Company does not expect this to have a material impact on the Financial Statements. Based on this ongoing assessment, the Company intends to adopt the standard on a modified retrospective basis on April 2, 2018, the first day of fiscal 2019.

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

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company adopted this provision in the first quarter of fiscal 2018. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision in the first nine months of fiscal 2018 was an increase in the provision for income taxes of $0.04 million, and a 0.4% higher effective tax rate than if the standard had not been adopted. There was no material impact on the third quarter of fiscal 2018. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, but is not expected to be material. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures, with the change being applied prospectively. The adoption of this and other provisions within the pronouncement did not have a material impact on the Company’s financial statements.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. Among other things, the ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted the ASU in the three months ended June 25, 2017 and reclassified the carrying value of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The net carrying value of internal-use computer software was $4.2 million and $4.3 million, respectively, as of December 24, 2017 and March 26, 2017.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 24, 2017 includes $243,500 and $745,400, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 25, 2016 include $98,700 and $291,100, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the 1994 Plan, for the first nine months of fiscal 2018:

	Nine Months	Weighted
	Ended	Average Fair
	December 24,	Value at Grant
	2017	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	170,100	$11.17
PSU’s Granted	86,000	12.67
PSU’s Vested	(7,600)	19.58
PSU’s Forfeited/Cancelled	(178,500)	10.96
Unvested shares available for issue under outstanding PSUs, end of period	70,000	$12.65

During fiscal 2018, the Compensation Committee of the Company’s Board of Directors, with concurrence of the full Board of Directors, granted PSUs to select key employees, providing them with the opportunity to earn up to 86,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one-year measurement period (fiscal 2018), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2018 will vest and be issued ratably on or about May 1 of 2018, 2019, 2020 and 2021, provided that the respective employees remain employed by or associated with the Company on each such date.

The PSUs cancelled during fiscal 2018 primarily related to the fiscal 2017 grant of PSUs, which had a one-year measurement period (fiscal 2017). The PSUs were cancelled because the minimum applicable fiscal 2017 performance targets were not attained. Per the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

If all PSUs granted thus far in fiscal 2018 are assumed to be earned on account of the applicable performance metrics being fully met, total unrecognized compensation costs on these PSUs would be approximately $0.6 million, as of December 24, 2017, and would be expensed through fiscal 2021. To the extent the maximum number of PSUs granted in fiscal 2018 is not earned, stock-based compensation related to these awards will differ from this amount.

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

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of December 24, 2017, 8,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 48,000 of these RSUs outstanding.

As of December 24, 2017, there was approximately $0.8 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

PSUs and RSUs are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by NASDAQ on the date of grant minus the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs.

As discussed in Note 2, the Company now accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock based compensation related to the restricted awards may be different from the Company’s expectations.

Stock Options: Following the initiation of our PSU award program for fiscal 2005, the Company’s Compensation Committee only occasionally employed stock options as an element of incentive compensation, but after more recently reevaluating its approach to executive compensation, has concluded that grants or awards of stock options are appropriate as a retention and recruiting tool. Accordingly, beginning in fiscal 2016, the Compensation Committee has increased the number and frequency of stock option awards, primarily to senior management.  As summarized below, in the first nine months of fiscal 2018, stock options for an aggregate of 210,000 shares of common stock were awarded, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize pertinent information for outstanding options.

	Nine Months	Weighted
	Ended	Average Fair
	December 24,	Value at Grant
	2017	Date (per unit)
Unvested options, beginning of period	395,000	$1.96
Options Granted	210,000	2.38
Options Vested	(99,375)	1.83
Options Forfeited/Cancelled	(110,000)	2.42
Unvested options, end of period	395,625	$2.08

			December 24, 2017
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2018	210,000	$14.62	150,000	-
2017	410,000	$12.57	330,000	100,208
2016	100,000	$22.42	40,000	24,167
Total			520,000	124,375

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2018	32.34%	1.92%	5.47%	4.0	$2.38
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of December 24, 2017, there was approximately $0.8 million of total unrecognized compensation costs, related to these awards. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately four years.

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

Pursuant to a related Guaranty and Security Agreement by and among the Company, the other Company affiliate borrowers under the Credit Agreement and other subsidiaries of the Company, who are referred to collectively as the Loan Parties, and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, are guaranteed by those Loan Parties which are not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable and deposit accounts, and in all documents, instruments, general intangibles, letter of credit rights and chattel paper, in each case to the extent relating to inventory and accounts, and in all proceeds of the foregoing. The security interests are granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

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

In addition to expanding the Company’s borrowing limit, the secured Revolving Credit Facility maturity date was extended to October 19, 2021. The Amended and Restated Credit Agreement otherwise includes representations, warranties, affirmative and negative covenants (including restrictions) and other terms generally consistent with those applicable to the facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, but with certain modifications. The Amended and Restated Credit Agreement provides for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swingline loans, and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender is obligated to increase its commitment. Availability continues to be determined in accordance with a Borrowing Base, which has been expanded to include not only Eligible Receivables but also Eligible Inventory and is generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory which is aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory which is aged at least 181 days; minus (B) Reserves. Upon closing, there was $23.4 million outstanding under the Amended and Restated Credit Agreement.

Like the secured Revolving Credit Facility as existing prior to execution and delivery of the Amended and Restated Credit Agreement, borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On December 24, 2017, the interest rate applicable to borrowings under the replacement Revolving Credit Facility was 2.86%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

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

Borrowings may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of December 24, 2017, borrowings under this Revolving Credit Facility totaled $5.9 million and, therefore, the Company had $69.1 million available for borrowing as of December 24, 2017, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 26, 2017, the Company had a zero balance on the Revolving Credit Facility.

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

The Company had no assets or liabilities required to be measured at fair value as of December 24, 2017, or as of March 26, 2017.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities approximate their fair values as of December 24, 2017, and March 26, 2017, due to their short-term nature.

Note 6. Income Taxes

As of December 24, 2017, the Company had a gross amount of unrecognized tax benefits of $115,400 ($86,500 net of federal benefit).  As of March 26, 2017, the Company had a gross amount of unrecognized tax benefits of $204,500 ($147,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2018 was an expense of $34,600 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of December 24, 2017 was $323,800 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2017 was an expense of $9,000 (net of federal benefit). The cumulative amount of interest and penalties included in the consolidated balance sheet as of March 26, 2017 was $314,300 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest, is as follows:

Beginning balance at March 26, 2017 of unrecognized tax benefit	$204,500
Increases related to current period tax positions	2,700
Reductions as a result of a lapse in the applicable statute of limitations	(91,800)
Ending balance at December 24, 2017 of unrecognized tax benefits	$115,400

The Company has adopted Accounting Standards Updated No. 2016-09 Topic 718, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), effective as of March 27, 2017.  The new guidance requires all of the tax effects related to share-based payments to be recognized through the income statement and is effective for public entities for annual and interim reporting periods beginning after December 15, 2016.  The Company will treat the tax effects of share-based compensation awards as discrete items in the interim reporting periods in which the windfalls or shortfalls occurred.  As a result of the adoption of the ASU 2016-09, the effective rate is 0.4% higher than if the ASU 2016-09 was not adopted for the nine months ended December 24, 2017.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act, was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for fiscal year companies until the following fiscal year.  In the Company’s case, the following fiscal year is the fiscal year beginning April 2, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Amounts recorded where a provisional estimate that has been determined for the nine months ended December 24, 2017 principally relate to the reduction in the U.S. corporate income tax rate to 21 percent effective January 1, 2018, which resulted in the Company reporting an income tax benefit of $0.3 million to re-measure deferred taxes liabilities associated with indefinitely lived intangible assets that will reverse at the new 21 percent rate and to adjust the current fiscal year federal rate on a prorated basis. For the three months ended December 24, 2017, the U.S. federal statutory rate is a blended rate of 31.6 percent based upon the number of days in fiscal 2018 that the Company will be taxed at the former statutory rate of 35 percent and the number of days that it will be taxed at the new rate of 21 percent. The Company is currently evaluating the Tax Cuts and Jobs Act with its professional advisers; the full impact of the Tax Cuts and Jobs Act on the Company in future periods cannot be predicted at this time and no assurances in that regard are made by the Company.

Changes on account of the Tax Cuts and Jobs Act for which a reasonable estimate of the accounting effects has not yet been made include additional limitations on certain meals and entertainment expenses and repeal to the exception for performance based compensation under the excessive compensation limitation rules.

Other significant provisions of the Tax Cuts and Jobs Act that are not yet effective but may impact income taxes in future years include: limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income and a limitation of net operating losses generated after fiscal 2018 to 80 percent of taxable income.

Note 7. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. At December 24, 2017, stock options with respect to 520,000 shares of common stock were outstanding, of which 40,000 were anti-dilutive. At December 25, 2016, stock options with respect to 440,000 shares of common stock were outstanding, of which 350,000 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of December 24, 2017 or December 25, 2016, respectively.

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

During the first quarter of fiscal year 2018, in conjunction with the modification of the structure of the internal organization of the Company, as described above, the Company reviewed several customer types, including a large repair center customer, and reclassified them from the private system operators market to either the value-added resellers market or the retail market, based on their purchase history. The Company has restated prior periods reflected in this Quarterly Report on Form 10-Q to reflect these changes.

The Company evaluates goodwill at the reporting unit level. In conjunction with the change in segments, the Company evaluated its goodwill using Level 3 fair value inputs, and no impairment indicators were identified.

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

Segment activity for the third quarter and first nine months of fiscal years 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	December 24, 2017			December 25, 2016
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$22,721	$—	$22,721	$25,851	$—	$25,851
Government	10,680	—	10,680	8,250	—	8,250
Private System Operators	24,844	—	24,844	22,927	—	22,927
Value-Added Resellers	33,557	—	33,557	31,069	—	31,069
Retail	—	54,458	54,458	—	59,101	59,101
Total revenues	$91,802	$54,458	$146,260	$88,097	$59,101	$147,198

Gross Profit
Public Carrier	$3,178	$—	$3,178	$4,070	$—	$4,070
Government	2,256	—	2,256	1,843	—	1,843
Private System Operators	5,305	—	5,305	4,902	—	4,902
Value-Added Resellers	8,512	—	8,512	8,712	—	8,712
Retail	—	10,349	10,349	—	10,442	10,442
Total gross profit	$19,251	$10,349	$29,600	$19,527	$10,442	$29,969

Directly allocable expenses	7,418	3,899	11,317	8,256	4,656	12,912
Segment net profit contribution	$11,833	$6,450	18,283	$11,271	$5,786	17,057
Corporate support expenses			16,211			14,986
Income before provision for income taxes			$2,072			$2,071

	Nine Months Ended
	December 24, 2017			December 25, 2016
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$76,742	$—	$76,742	$60,961	$—	$60,961
Government	30,150	—	30,150	27,092	—	27,092
Private System Operators	70,093	—	70,093	64,222	—	64,222
Value-Added Resellers	103,548	—	103,548	98,769	—	98,769
Retail	—	150,822	150,822	—	159,648	159,648
Total revenues	$280,533	$150,822	$431,355	$251,044	$159,648	$410,692

Gross Profit
Public Carrier	$11,083	$—	$11,083	$10,323	$—	$10,323
Government	6,672	—	6,672	6,075	—	6,075
Private System Operators	14,966	—	14,966	14,081	—	14,081
Value-Added Resellers	26,415	—	26,415	27,218	—	27,218
Retail	—	29,554	29,554	—	28,133	28,133
Total gross profit	$59,136	$29,554	$88,690	$57,697	$28,133	$85,830

Directly allocable expenses	23,736	11,365	35,101	24,501	12,414	36,915
Segment net profit contribution	$35,400	$18,189	53,589	$33,196	$15,719	48,915
Corporate support expenses			47,208			44,676
Income before provision for income taxes			$6,381			$4,239

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	December 24, 2017	December 25, 2016
Revenues
Base station infrastructure	$57,282	$52,193
Network systems	24,024	25,242
Installation, test and maintenance	9,255	9,633
Mobile device accessories	55,699	60,130
Total revenues	$146,260	$147,198

Gross Profit
Base station infrastructure	$13,280	$13,857
Network systems	3,420	3,186
Installation, test and maintenance	1,759	1,594
Mobile device accessories	11,141	11,332
Total gross profit	$29,600	$29,969

	Nine Months Ended
	December 24, 2017	December 25, 2016
Revenues
Base station infrastructure	$175,800	$157,090
Network systems	77,041	65,133
Installation, test and maintenance	23,927	25,269
Mobile device accessories	154,587	163,200
Total revenues	$431,355	$410,692

Gross Profit
Base station infrastructure	$41,423	$40,738
Network systems	11,170	9,505
Installation, test and maintenance	4,611	4,538
Mobile device accessories	31,486	31,049
Total gross profit	$88,690	$85,830

Note 9. Stock Buyback

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For the nine months ended December 24, 2017 and December 25, 2016, the allocated value of the shares withheld totaled $65,400 and $187,600, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter and nine months ended December 24, 2017 and December 25, 2016, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended December 24, 2017, sales of products purchased from the Company’s largest wireless infrastructure supplier and mobile device accessories supplier accounted for 9.2% and 8.9% of consolidated revenue, respectively. For the fiscal quarter ended December 25, 2016, sales of products purchased from the Company’s largest wireless infrastructure supplier and largest mobile device accessories supplier accounted for 10.0% and 9.6% of consolidated revenue, respectively.

For the nine months ended December 24, 2017, sales of products purchased from the Company’s largest mobile device accessories supplier and largest wireless infrastructure supplier accounted for 10.7% and 10.4% of consolidated revenue, respectively. For the nine months ended December 25, 2016, sales of products purchased from the Company’s largest mobile device accessories supplier and largest wireless infrastructure supplier accounted for 11.3% and 10.0% of consolidated revenue, respectively.

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

Our third quarter fiscal 2018 revenue decreased by 0.6% compared to the third quarter of fiscal 2017. We experienced third quarter fiscal 2018 revenue growth within our commercial segments of 4.2% and a decrease in revenue in the retail segment of 7.9%. The growth in our commercial segment is driven by increases in our government, private system operators and value-added resellers market. This growth was partially offset by a decrease in revenue in our public carrier market, which decreased by 12.1%, as compared to the same quarter last year. The decline in our public carrier market is primarily due to timing-related order delays. For the retail segment, revenue declined due, in part, to the timing of the iPhone launch. On the product side, revenue increased in our base station infrastructure category by 9.8%. Revenue decreased in our network systems; our installation, test and maintenance; and our mobile device accessories categories by 4.8%, 3.9% and 7.4%, respectively, for the third quarter of fiscal 2018, compared to the same quarter last year.

Our third quarter fiscal year 2018 gross profit decreased by 1.2%, compared to the third quarter of fiscal year 2017. The decrease in gross profit was primarily the result of the decrease in revenue discussed above, and in part the result of slightly compressed gross profit margins caused by changes in customer and product mix, including a lower percentage of proprietary Ventev® sales as compared to the prior year period. Total selling, general and administrative expenses decreased by 1.6% compared to the prior-year quarter. The new tax law signed in December also provided a benefit of approximately $0.3 million in this year’s third quarter. As a result, net income increased by 27.9% and diluted earnings per share increased by 26.7% compared to the prior-year quarter.

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

Results of Operations

Third Quarter of Fiscal Year 2018 Compared with Third Quarter of Fiscal Year 2017

Total Revenues. Revenues for the third quarter of fiscal 2018 decreased 0.6% compared with the third quarter of fiscal 2017. Within our commercial segment, revenues in our government market increased by 29.5%. This growth was concentrated within our state and local government customers as well as our government value-added resellers. We also experienced revenue growth within our private system operators and our value-added resellers markets of 8.4% and 8.0%, respectively, over the prior year quarter. Revenues in our public carrier market decreased by 12.1%, due to timing-related order delays. The growth in our commercial segment was more than offset by a decline in our retail segment of 7.9%, due, in part, to the timing of the iPhone launch. Additionally, there has been a shift in customer behavior, resulting in reduced retail store traffic, partially due to consumers keeping the same phone for longer periods of time.

Total Gross Profit. Gross profit for the third quarter of fiscal 2018 decreased by 1.2% compared to the third quarter of fiscal 2017. Overall gross profit margin decreased slightly from 20.4% in the third quarter of fiscal 2017 to 20.2% in the third quarter of fiscal 2018. This decline was primarily caused by a change in product and customer mix, including a lower percentage of proprietary Ventev® sales as compared to the prior year period. Within our commercial segment, gross profit in our government and private systems operators markets increased by 22.4% and 8.2%, respectively. Gross profit in our public carrier and our value-added reseller markets decreased by 21.9% and 2.3%, respectively. We continue to experience margin compression within the public carrier market because of changes in customer mix, including more Tier 1 Carrier installers and contractors. Within our retail market, gross profit decreased by 0.9% in the third quarter of fiscal 2018 as compared to 2017, due to lower revenue, but was partially offset by customer mix and support from our vendors to win additional business.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased 1.6% for the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. Selling, general and administrative expenses as a percentage of revenues decreased slightly from 18.9% for the third quarter of fiscal 2017, to 18.7% for the third quarter of fiscal 2018.

Compensation and benefits expense decreased by $1.1 million for the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. We have undergone several efficiency initiatives during fiscal 2018 which have resulted in a reduction in headcount as compared to the third quarter of fiscal 2017.

Pay for performance bonus expense (including both cash and equity plans) increased by $0.5 million for the third quarter of fiscal 2018, compared to the third quarter of fiscal 2017. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to higher bonus accruals in the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $185,300 and $103,300 for the fiscal quarter ended December 24, 2017 and December 25, 2016, respectively.

Interest, Net. Net interest expense increased from $37,100 for the third quarter of fiscal 2017 to $114,500 for the third quarter of fiscal 2018. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 40.7% for the third quarter of fiscal 2017 to 24.2% for the third quarter of fiscal 2018. The effective tax rate for the third quarter of fiscal 2018 was lower primarily due to a change in tax law.  The new law requires fiscal year companies to blend their federal tax rates this year. Our annual federal rate for fiscal 2018 will be based on 9 months at the old 35% rate and 3 months at the new 21% rate. We were also able to take a benefit on our net deferred tax liabilities this quarter, which are now reflective of the lower federal rate. As a result of the factors discussed above, net income increased 27.9% and diluted earnings per share increased 26.7% for the third quarter of fiscal 2018, compared to the corresponding prior-year quarter.

First Nine Months of Fiscal Year 2018 Compared with First Nine Months of Fiscal Year 2017

Total Revenues. Revenues for the first nine months of fiscal 2018 increased 5.0% compared with the first nine months of fiscal 2017. Within our commercial segment, revenues in our public carrier market increased by 25.9%, largely due to increased spending among our tower owner and program manager customers, and also due in part to better execution of our selling strategy in this market. This growth was echoed in our value-added resellers and our private system operators markets with increases of 4.8% and 9.1%, respectively, over the prior year period. Our government market revenue increased 11.3% due to fruition of several projects that had been previously delayed. The growth in our commercial segment was partially offset by a decline in our retail segment of 5.5% due, in part, to consolidation of our customer base within this market and due to a shift in customer behavior where customers are keeping the same phone for longer periods of time.

Total Gross Profit. Gross profit for the first nine months of fiscal 2018 increased by 3.3% compared to the first nine months of fiscal 2017. Within our commercial segment, gross profit in our public carriers market increased by 7.4%. Gross profit in our government and our private system operator markets increased by 9.8% and 6.3%, respectively. This growth in our commercial segment was partially offset by a decrease in our value-added resellers market revenue of 3.0%. Within our retail market, gross profit increased by 5.0% in the first nine months of fiscal 2018 as compared to 2017. Overall gross profit margin decreased from 20.9% in the first nine months of fiscal 2017 to 20.6% in the first nine months of fiscal 2018. This decline was primarily caused by a change in product and customer mix, including the increase in lower margin sales in our  public carrier market.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 0.5% or $0.4 million for the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017. Selling, general and administrative expenses as a percentage of revenues decreased from 19.9% for the first nine months of fiscal 2017, to 19.0% for the first nine months of fiscal 2018.

Compensation and benefit expense decreased by $0.8 million for the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017. We have undergone several efficiency initiatives during fiscal 2018 which has resulted in a reduction in headcount as compared to the third quarter of fiscal 2017.

Pay for performance bonus expense (including both cash and equity plans) increased by $2.3 million for the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to higher bonus accruals in the first nine months of fiscal 2018, as compared to the first nine month of fiscal 2017.

Corporate Support expense decreased by $1.5 million for the first nine months of fiscal 2018, compared to the first nine months of fiscal 2017 primarily related to decreases in recruiting, bad debt, and new product development expenses. The decrease in recruiting expense relates to our CEO recruitment efforts in the first half of fiscal 2017.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $433,200 and $633,500 for the nine months ended December 24, 2017 and December 25, 2016, respectively.  There were several bad debt recoveries in the second quarter of fiscal 2018, causing an abnormally low year to date expense.

Interest, Net. Net interest expense increased from $65,700 for the first nine of fiscal 2017 to $339,600 for the first nine months of fiscal 2018. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 45.7% for the first nine months of fiscal 2017 to 36.9% for the first nine months of fiscal 2018. The effective tax rate was lower primarily due to a change in tax law that went into effect in the third quarter.  The new law requires fiscal year companies to blend their federal tax rates this year. Our annual federal rate for fiscal 2018 will be based on 9 months at the old 35% rate and 3 months at the new 21% rate. We were also able to take a benefit on our net deferred tax liabilities this quarter, which are now reflective of the lower federal rate. Our provision for income taxes increased by 21.6% compared to the first nine months of fiscal 2017, primarily as a result of higher income before provision for income taxes, but partially offset by the benefits from the new tax law. As a result of the factors discussed above, net income increased 74.9% and diluted earnings per share increased 71.4% for the first nine month of fiscal 2018, compared to the first nine months of fiscal 2017.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the nine months ended December 24, 2017 and December 25, 2016:

	Nine Months Ended
	December 24, 2017	December 25, 2016
Cash flow (used in) provided by operating activities	$(7,333,400)	$607,100
Cash flow used in investing activities	(2,129,700)	(1,913,300)
Cash flow provided by (used in) financing activities	965,400	(7,221,900)
Net decrease in cash and cash equivalents	$(8,497,700)	$(8,528,100)

We used $7.3 million of net cash from operating activities for the first nine months of fiscal 2018, compared with net cash provided by operating activities of $0.6 million for the first nine months of fiscal 2017. This fiscal 2018 outflow was driven by an increase in accounts receivable and product inventory, partially offset by net income and an increase in accounts payable. Increasing sales to our public carrier customers required significant investments in inventory and at times results in larger accounts receivable balances. Accounts payable also increased in response to our higher inventory levels. Both current and potential opportunities within our public carrier business have required an increase in working capital investments. As such, on October 19, 2017 we entered into the Amended and Restated Credit Agreement, as discussed below, based upon our anticipated borrowing and cash needs.

Net cash used in investing activities of $2.1 million for the first nine months of fiscal 2018 was up from expenditures of $1.9 million for the first nine months of fiscal 2017. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $1.0 million for the first nine months of fiscal 2018, compared to $7.2 million used in the first nine months of fiscal 2017. During the first nine months of fiscal 2018, we utilized our asset based secured Revolving Credit Facility, leading to a cash inflow of $5.9 million. During the first nine months of each of fiscal 2018 and fiscal 2017, we had cash outflows of $5.0 million due to cash dividends paid to shareholders. Additionally, during the first nine months of fiscal 2017, we had a cash outflow of $1.9 million relating to the repayment of our term loan. As discussed in Note 2 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, cash flows associated with the tax impact of employee stock compensation are now included as a cash flow from operating activities. All amounts disclosed above have been adjusted to reflect this change.

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, for a senior asset based secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”).  This replaced our previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The replacement Revolving Credit Facility included terms providing for its maturity after five years, on June 24, 2021, and for a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans.  Borrowing Availability under the replacement Revolving Credit Facility as it was initially established is determined in part in accordance with a Borrowing Base, defined in the Credit Agreement, generally, as 85% of Eligible Receivables minus Reserves.

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

Pursuant to a related Guaranty and Security Agreement by and among the Company, the other Company affiliate borrowers under the Credit Agreement and other subsidiaries of the Company, referred to collectively as the Loan Parties, and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, are guaranteed by those Loan Parties which are not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable and deposit accounts, and in all documents, instruments, general intangibles, letter of credit rights and chattel paper, in each case to the extent relating to inventory and accounts, and in all proceeds of the foregoing. The security interests are granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

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

Like the secured Revolving Credit Facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  In any event, following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the revolving credit facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%. As of December 24, 2017, we had a $5.9 million balance on the Revolving Credit Facility; therefore, we had $69.1 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the covenants referenced above.

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

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 24, 2017, the principal balance of this term loan was $36,300.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in November 2017. On January 23, 2018, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on February 28, 2018 to shareholders of record as of February 14, 2018.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 24, 2017, we do not have any material capital expenditure commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no long-term variable rate debt obligations as of December 24, 2017. Based on December 24, 2017 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

10.2

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2017 formatted in XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 24, 2017 and December 25, 2016; (ii) Consolidated Balance Sheet at December 24, 2017 and March 26, 2017; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 24, 2017 and December 25, 2016; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 2, 2018
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)