Form 10-K
period 2018-04-01
TESSCO TECHNOLOGIES INC
filed 2018-06-01
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED April 1, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the NASDAQ Global Market as of September 24, 2017, was $80,064,597.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 29, 2018, was 8,426,655.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders, scheduled to be held July 18, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (TESSCO, we, or the Company) is a value-added technology distributor, manufacturer, and solutions provider. TESSCO was founded more than 30 years ago with a commitment to deliver industry-leading products, knowledge, solutions, and customer service; and we support customers in the public and private sector. TESSCO supplies approximately 50,000 products from approximately 440 of the industry’s top manufacturers in mobile communications, Wi-Fi, Internet of Things, wireless backhaul, and more. TESSCO is a single source for outstanding customer experience, expert knowledge, and complete end-to-end solutions for the wireless industry.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors and integrators, private system operators (including railroads, utilities, mining operators and oil and gas operators), federal, state and local governments, manufacturers, value-added resellers, retail carrier stores and their independent agents, as well as other local and national retailers. We currently serve an average of approximately 11,600 different non-consumer customers per month.

We provide our customers with products, services and support to help them build and maintain these primary systems:

•	Enhanced Cellular Coverage and Capacity
•	Wireless Base Station
•	In-Vehicle and Mobile Communications
•	Wi-Fi Networks
•	Site Survey Test and Maintenance
•	Wireless Backhaul
•	Machine to Machine Communications
•	Internet of Things
•	Mobile Devices and Accessories

We offer products in these broad categories: base station infrastructure; network systems; mobile devices and accessories; and installation, test and maintenance products.  We source and develop our product offering from leading manufacturers throughout the world, and also offer products developed and manufactured under our own proprietary brands, including Ventev®.

Our operational platform allows customers and manufacturers the opportunity to streamline the supply chain process and lower total inventories and costs by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the NASDAQ Market (currently, NASDAQ Global Select) (symbol: TESS), since 1994. We operate under ISO 9001:2008 and TL 9000 R6.0 registrations.

For information regarding our website address and regarding material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended April 1, 2018.

Customers

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government including federal agencies and state and local governments that run wireless networks for their own use as well as value-added resellers who specialize in selling to the government;  (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; and (4) value-added resellers that sell, install and/or service cellular telephone, wireless networking, broadband and  two-way radio communications equipment primarily for the enterprise market. The retail segment consists of the market which includes retailers, independent dealer agents and carriers.  The evaluation of the Company's business in this manner began with the first quarter of fiscal year 2018, and reflects the modification at that time of the Company's internal organization structure in an effort to better serve the market place.  Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams were reorganized and each now report to either a retail or commercial leader.  All prior financial periods presented in this Annual Report on Form 10-K reflect this change.

Public carriers are system operators that are generally responsible for building and maintaining the public infrastructure system and providing airtime service to individual subscribers, and accounted for approximately 20% of our fiscal year 2018 revenues. Government, including federal agencies and state and local governments, accounted for 7% of fiscal year 2018 revenues. Private system operators, including commercial entities, major utilities, transportation companies, manufacturers, and installation centers, accounted for 16% of fiscal year 2018 revenues. Value-added resellers sell, install and/or service cellular telephone, wireless networking, broadband, and two-way radio communications equipment for the enterprise and consumer markets, and accounted for 24% of fiscal year 2018 revenues. Our retailers, independent dealer agents and carriers market accounted for 33% of fiscal year 2018 revenues.

Our top ten customer relationships totaled 28% of our total revenue for fiscal year 2018, and no customer relationship accounted for more than 10% of our total revenues.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in almost 100 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in our second and third quarters in conjunction with significant handset launches and the winter holiday, season and decline significantly in our fourth quarter. Also, our base station infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth quarter.

For more detailed financial information regarding customer market and product category activity within our two operating segments for each of the past three fiscal years, see Note 10 to our Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K for the fiscal year ended April 1, 2018.

Products and Services

We principally offer competitively priced, manufacturer brand-name products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $50,000 and gross profit margins ranging from less than 5% to 100%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products; and mobile devices and accessories, which accounted for approximately 43%, 17%, 6%, and 34% of fiscal year 2018 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. These products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Our base station infrastructure service offering includes program management, connector installation, custom jumper assembly, site kitting and logistics integration. Network systems products are used to build and upgrade public and private wireless broadband networks. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, distributed antenna systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety, replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular, smart phone and data device accessories such as power supplies, cases, screen protectors, speakers, mobile amplifiers, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer brand-name products, a variety of products are developed, manufactured and offered under TESSCO-owned brands including Ventev®, Wireless Solutions®, and TerraWave®. The products we offer under these brands generally consist of device accessory products that fall into the mobile device and accessory product category, as well as WLAN and network systems accessory products and remote monitoring and control solutions that fall into the base station and network systems category. We have not incurred significant research and development expenditures in any of the last three fiscal years. Sales of proprietary products were 13% of our total sales in fiscal year 2018.

Our products are sold as part of our integrated product and supply chain solutions. Our supply chain services for all product areas are grouped under either Knowledge, Configuration, Delivery or Control. Knowledge solutions include the entire suite of TESSCO knowledge tools that focus on educating the industry, including product highlights, showcases and/or comparisons, with comprehensive specifications on the products, solutions and applications that are offered and reinforced by engineering, sales and technical support. Configuration services are comprised of customized product solution kitting and assembly, logistics management and consumer and retail merchandising and marketing, allowing the products to be delivered ready for immediate use, installation or resale. Our Delivery system allows the customer to select speed of delivery options and to select specific delivery locations, all designed to eliminate the customer’s need for staging and warehousing. Our services that increase customer control include predetermined monthly pricing levels, the ability to monitor multi-site purchasing with pre-approved, customized parameters indicating who is able to order how much of which specific products, order delivery tracking, product usage tracking, history reporting and alternative financing options.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

Revenues from sales of products purchased from our largest wireless infrastructure and mobile device and accessories supplier accounted for 11% and 10%, respectively, of total fiscal year 2018 revenues. Sales of products purchased from our ten largest vendors generated approximately 43% of our total fiscal year 2018 revenues.

The amount of purchases we make from each of our approximately 440 vendors may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our vendors, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our vendors depends on being able to reach and maintain agreements with these vendors on acceptable business terms.  In addition, the agreements and arrangements on which most of our larger vendor relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months or otherwise short notice.  Generally, we believe that alternative sources of supply are available for many of the product types we carry, although we may be unable, or find it more difficult, to source branded products from other than the manufacturer.

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
•

Allowing customers to make the best decisions by delivering product knowledge, not just information, through our knowledge tools, including GoConnect® and the TESSCO.com® Solution and Transaction System;

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

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are organized on an end-market basis. Sales teams are focused on our customers: 1) public carriers 2) government 3) private system operators, 4) value-added resellers, and 5) retailers, independent dealer agents and carriers.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We understand and anticipate our customers’ needs, building comprehensive solutions and long-lasting relationships. Our customer base includes more than 125,000 contacts across the full breadth of the wireless industry, with 550,000 additional contacts representing potential new customers also among our database. We are able to identify each contact’s unique needs and deliver targeted marketing materials, including email marketing, web marketing, advertisements, direct mailers, and trade show marketing, to drive purchases and new business development. For instance, our email publication The Wireless Update® is sent to a targeted list of 103,000 contacts each week.

Our dedicated sales team provides unparalleled customer service and maintains key information about every customer or potential customer in a Customer Relationship Marketing (CRM) system, ensuring a positive experience at every interaction and allowing us to identify promising leads and allocate resources to convert them to customers. We serve more than 12,600 (largely repeat) customers each month and our paramount goal is to create an experience that nurtures loyalty among our customers and delivers mutually beneficial outcomes in every transaction.

Solutions Development and Product Management: We actively monitor advances in technologies and industry trends, through both market research and continual customer and manufacturer interaction, and continue to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our personnel, including those we refer to as “Solution Architects” offer applications engineering to market-specific applications such as DAS systems (Distributed Antennae Systems), wireless backhaul and fiber networks, custom integrated solutions for power systems, and site kitting and flexible custom network design services for areas such as in-building coverage, tower design, and wireless video surveillance systems.

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

Strategic Marketing – As a thought leader in the wireless industry, TESSCO’s marketing materials educate the industry and promote our added value and services. Through WirelessNow, our retail focused industry publication, we offer product recommendations, trend reports, and expert market analysis to help thousands of retail customers improve sell through, drive traffic and sales, and maximize their revenue. Our weekly commercial email newsletter, The Wireless Update, keeps 103,000 of our customers informed on the latest news in the industry, new products and solutions from our manufacturers, upcoming events and training opportunities, and more.  In addition, strategic marketing supports the organization through the development of compelling sales content, knowledge features, training programs, and other customer and manufacturer programs that solve business challenges and increase the value TESSCO provides to the industry.

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

TESSCO.com empowers our customers to make better decisions by delivering product knowledge so they are fully informed. This destination also enables our manufacturers to reach a broad and diverse customer base with their product offer and brand features.

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

We believe that our commitment to providing prompt, friendly and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers decreased from approximately 12,500 for fiscal year 2017 to approximately 11,600 in fiscal year 2018, primarily due to consolidation in the retail market. The average monthly purchase per customer increased from $3,600 in fiscal year 2017 to $4,200 in fiscal year 2018.

Procurement and Inventory Management: Our product management and purchasing system aims to provide customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding vendor lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of April 1, 2018, and March 26, 2017, we had an immaterial level of backlog orders. Most backlog orders as of April 1, 2018 are expected to be filled within 90 days of fiscal year-end. For fiscal years ended April 1, 2018 and March 26, 2017, inventory write-offs were 1.0% and 0.7% of total purchases, respectively. In many cases, we are able to return slow-moving inventory to our vendors pursuant to stock rotation agreements. Inventory turns for fiscal years 2018 and 2017 were 6.8 and 7.2, respectively.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Brightstar, D&H, Superior Communications and VoiceComm in our retail segment and Alliance Corporation, Anixter, Comstor, Graybar, Hutton Communication, KPGCo Logistics, Ingram Micro, Talley Communications, Tech Data, Site Pro 1, VAV Wireless, Westcon and Winncom in our commercial markets. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are often terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 440 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®,  LinkUPS®,  ORDERflow®,  Solutions That Make Wireless Work®,  TerraWave Solutions®,  TESSCO®,  TESSCO Making Wireless Work®,  TESSCO Technologies®,  TESSCO.com®,  Ventev®,  The Vital Link to a Wireless World®,  The Wireless Bulletin®,  Wireless Now®, Wireless Solutions®,  The Wireless Update®,  Your Total Source®,  Chargesync®, and Your Virtual Inventory®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

We currently hold one patent related to our online order entry system and seven patents related to our Ventev® products. We intend, if and when appropriate, to seek patent protection for any additional patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to our business, and as a result, our business may be adversely affected. In response to patents of others, we may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design our systems around the patents of others.

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2018, and there are no material expenditures planned for such purposes in fiscal year 2019.

Employees

As of April 1, 2018, we had 768 full-time equivalent employees. Of our full-time equivalent employees, 359 were engaged in customer and vendor service, marketing, sales and product management, 297 were engaged in fulfillment and distribution operations and 112 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position

Murray Wright	62	President and Chief Executive Officer

Murray Wright joined the Company in September 2016. Mr. Wright served as Chief Executive Officer of Zones, Inc. from 2013 to 2015. At Tech Data Corporation, Mr. Wright served as Senior Vice President, US Sales from 2006 to 2010 and as President, the Americas, from 2011 to 2013.

Aric M. Spitulnik	46	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary, and in 2014 he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Douglas A. Rein	58	Senior Vice President of Performance Systems and Operations

Douglas Rein joined the Company in July 1999 as Senior Vice President of Performance Systems and Operations. Previously, he was director of operations for Compaq Computer Corporation and vice president, distribution and logistics operations for Intelligent Electronics.

Elizabeth S. Robinson	51	Senior Vice President, Retail Sales and Product Marketing

Elizabeth Robinson joined the Company in 1998.  Ms. Robinson was appointed Director of Sales in 2001, and Vice President in 2004.  In 2011, she was appointed Vice President of Mobile Devices and Accessories, and then for the Mobility Group in 2016.   In 2017, she was appointed Senior Vice President, leading Retail Sales and Product Management.

Charles W. Kriete	40	Senior Vice President, Commercial Sales, Product Marketing and Supply Chain

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

If our vendors or suppliers refuse to, or for any reason are unable to, supply products to us in sufficient quantities to meet demand, or at all, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to purchase from other sources, instead of from us, or experience significant changes in demand internally or from their own customer bases, become financially unstable, or are acquired by another company, our ability to generate revenues from these customers may, or in some cases would, be significantly affected, resulting in an adverse effect on our financial position and results of operations.

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

Sales of products purchased from our largest wireless infrastructure (11%) and mobile device and accessories (10%) suppliers, generated approximately 21% of our total revenues in fiscal year 2018, and sales from our largest ten vendors generated approximately 43% of fiscal year 2018 total revenues.  As is the case with many of our vendor and customer relationships, our contractual arrangements with these large vendors are terminable by either party upon several months’ notice. If these contracts or our relationships with these vendors terminate for any reason, or if any of our other significant vendor relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our vendors are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2018, no customer accounted for more than 10% of our total revenues. However, in the retail market, 46% of our sales are made to five customers. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Weakness in the global economic environment – may include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, high rates of unemployment and concerns that the worldwide economy experience other significant challenges – could materially adversely affect our customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which to pay for our products. In addition, our suppliers’ access to capital and liquidity could be affected, which may in turn adversely impact their ability to maintain inventories, production levels, and/or product quality, or cause them to raise prices or lower production levels, or result in their ceasing operation.

The potential effects of weakness in the global economic environment are difficult to forecast and mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of the foregoing effects could have a material adverse effect on our results of operations and financial condition, and could adversely affect our stock price.

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

Additionally, our inventory may also lose value due to price changes made by our significant vendors, in cases where our arrangements with these vendors do not provide for inventory price protection, or in cases where the vendor is unable or unwilling to provide these protections.

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

We are highly dependent upon our internal computer and electronic and telecommunication systems, many of which are proprietary, to operate our business. These systems support all aspects of our business operations, including means of internal and external communication, inventory and order management, shipping, receiving and accounting. Most of our information systems contain a number of internally developed applications. In addition, all of these systems require continued maintenance and also require upgrading or replacement from time to time. There can be no assurance that these systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our systems, that we will be able to convert to new systems efficiently as and when necessary, or that we will be able to integrate new programs effectively with our existing programs. We like most businesses are continually engaged in an effort to defend against and to ward off attacks from hackers and others, and have experienced cyber-attacks from time to time.  Any of such problems, or any significant damage or destruction of these systems, including pursuant to or as a result of system security breaches, data protection breaches or other cyber-attacks, could harm our relationship with our customers or suppliers. Corrective action and compliance with applicable privacy and data protection laws could be costly. Any of these or similar events or occurrences could have an adverse effect on our business, financial position and results of operations.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store and transmit large amounts of data, including sensitive and personally identifiable information, including customer credit card data and other information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or vendors, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions.  From time to time we may not be fully or materially compliant with PCI DSS or other payment card operating rules.  Any failure to comply fully or materially with the PCI DSS now or at any point in the future may violate payment card association operating rules and the terms of our contracts with payment processors and merchant banks, and could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments.  Recently, we conducted an internal assessment of systems relative to PCI-DSS compliance and determined that we were unable to certify as to full compliance with current standards.  As a result, we are now upgrading select systems in order to address identified issues or concerns.  These efforts are costly and there is no guarantee that we will be successful or avoid fines, penalties, damages or civil liability, and even if successful, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs) and stock options. If performance targets associated with PSUs are not met, or the value of such awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation, such as stock options, otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs, stock options and other equity instruments is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan only through July 21, 2021, and as of May 10, 2018, there were 245,450 shares available for future awards. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations. In addition, an increase in the number of shares for future awards, under either current or future compensation or incentive plans or arrangements could lead to dilution of our other stockholders.

The damage or destruction of any of our principal distribution or administrative facilities could materially adversely impact our business, financial position and results of operations.

If either of our distribution centers in Hunt Valley, Maryland or Reno, Nevada, were to be significantly damaged or destroyed, we could suffer a loss of product inventory and our ability to conduct our business in the ordinary course could be materially and adversely affected. Similarly, if our office locations in Maryland, Nevada or Texas were to be significantly damaged or destroyed, our ability to conduct marketing, sales and other corporate activities in the ordinary course could be adversely affected.

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

We are subject to the risk that the value of our inventory will decline as a result of price reductions by vendors or technological obsolescence or failure. It is the policy of many of our vendors to protect distributors like us from the loss in value of inventory due to technological change or failure, or the vendors’ price reductions. Some vendors (including those who manufacture our proprietary products), however, may be unwilling or unable to pay us for price protection claims or products returned to them under purchase agreements. No assurance can be given that such practices to protect distributors like us will continue, that unforeseen new product developments, product failure or product obsolescence will not adversely affect us, or that we will be able to successfully manage our existing and future inventories.

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

In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We first perform a qualitative analysis to determine if it is more likely than not that goodwill or indefinite lived intangible assets are impaired. This analysis includes assumptions and estimates related to macroeconomic, industry and company specific events and trends. In the event that we find it is more likely than not that an impairment has occurred a quantitative analysis is performed. Goodwill and indefinite lived asset valuations are calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of April 1, 2018, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 6.3% of total assets.

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

Our future results of operations may be impacted by prolonged weakness in the economic environment which may result in an impairment of any goodwill recorded and/or other long-lived assets or the recording of a valuation allowance on our deferred tax assets, which could adversely affect our results of operations or financial condition.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Since the onset of the weakness in the global economic environment in 2008, certain of our suppliers, particularly those in the far-east, have experienced financial difficulties and we believe it is possible that a limited number of suppliers may either cease operations or require increased prices in order to fulfill their obligations. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers. The adoption or expansion of trade restrictions or the occurrence of trade wars could have a material adverse effect on our business, financial position and results of operation.

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

On December 22, 2017, President Trump signed into law the statute originally named the “Tax Cuts and Jobs Act” (the “2017 Tax Act”) which enacts a broad range of changes to the Internal Revenue Code of 1986, as amended. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and modifies the tax treatment of certain intercompany transactions. We continue to examine the impact this tax legislation may have on our business.

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

Our product offering includes a growing number of our own proprietary products, which represented approximately 13% of our sales in fiscal year 2018. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

A significant portion of our product offerings, including a majority of our private label Ventev products and products we acquire from our vendors, are manufactured in foreign countries, making the price and availability of these products susceptible to international trade risks and other international conditions.

A significant portion of our products are manufactured in foreign countries, including Mexico and China.  The countries, specifically Mexico and China, in which many of our products currently are manufactured or may be manufactured in the future could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which could increase the cost or reduce the supply of products available to us and have a material adverse effect on our business, financial condition and results of operations. Recently, uncertainty has increased regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries, such as Mexico and China. This includes the possibility of imposing tariffs or penalties on products manufactured outside the United States, including the March 22, 2018 announcement of the United States government’s institution of a 25% tariff on a range of products from China.  China thereafter announced a plan to impose tariffs on a wide range of American products in retaliation for such American tariffs. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well. Such tariffs on imports from foreign countries, as well as changes in tax and trade policies such as a border adjustment tax or disallowance of certain tax deductions for imported product, if enacted, could materially increase our manufacturing costs, the costs of our imported product or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Any tariffs by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in manufacturing costs, the cost of our products or limitation on the amount of products we are able to purchase, could have a material adverse effect on our financial condition and results of operations.

Legislative or regulatory action could be taken that could limit our ability to use certain foreign vendors to supply us with products.

Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network vendors.  The report also recommends that Congress consider adopting legislation to address these and other purported risks.  U.S. intelligence agencies have warned American citizens regarding the potential security risk associated with products – including cellular phones and other equipment – manufactured by Huawei Technology Co. and ZTE Corporation. While we do not currently include either of these companies among our vendors, any legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Chinese or other foreign companies with which we do or seek to do business, any determination by foreign companies upon which we rely to cease doing business in the United States, or any determination that we otherwise make that it is either necessary or advantageous for us to cease doing business with such foreign companies, could limit our product offerings, result in increased costs of goods and have a material adverse effect on our financial condition and results of operations.

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

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 49% of our outstanding common stock as of April 1, 2018. Robert B. Barnhill, Jr., our Executive Chairman and Chairman of the Board, beneficially owned approximately 20% of our outstanding common stock as of April 1, 2018. Should these shareholders decide to act together, they would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

We may not be able to continue to pay dividends on our common stock in the future, which could impair the value of our common stock.

We have paid a quarterly dividend on our common stock since the second quarter of fiscal year 2010. Any future declaration of dividends remains subject to further determination from time to time by our Board of Directors. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition. Under Delaware law, dividends to shareholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared.  Our secured revolving credit facility restricts our ability to pay cash dividends upon a default, and when our borrowing availability is below $15.0 million, or in certain more limited circumstances $11.3 million, and contains other financial covenants and ratios that could restrict future dividend payments. There is no assurance that we will be able to pay dividends in the future, or if we are able to, that our Board of Directors will continue to declare dividends in the future, at current rates or at all.  If we discontinue or reduce the amount or frequency of dividends, the value of our common stock may be impaired.

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

In the past we have received, and in the future, we may receive, unsolicited proposals to acquire our company or our assets. For example, in September 2010, the Board of Directors received an unsolicited non-binding proposal for the acquisition of all of our stock. The review and consideration of acquisition proposals and related matters could require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and vendors. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and vendors to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

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

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium, Maryland. The monthly rent payments range from $169,400 to $185,100 throughout the remaining lease term, which expires on December 31, 2020.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $37,100 to $39,300 throughout the remaining lease term, which expires on July 31, 2020, subject to our annual option to terminate.

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Monthly rent payments range from $16,900 to $19,100 and the lease expires October 31, 2021.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded since September 28, 1994, on the NASDAQ Market (currently NASDAQ Global Select), under the symbol "TESS." The quarterly range of prices per share during fiscal years 2017 and 2018 are as follows:

			Dividends
	High	Low	Declared
Fiscal Year 2017
First Quarter	$18.18	$12.05	$0.20
Second Quarter	14.86	12.25	0.20
Third Quarter	13.55	9.75	0.20
Fourth Quarter	15.50	12.50	0.20

Fiscal Year 2018
First Quarter	$16.25	$12.35	$0.20
Second Quarter	14.75	12.15	0.20
Third Quarter	18.00	12.35	0.20
Fourth Quarter	24.85	17.45	0.20

As of May 29, 2018, the number of shareholders of record of the Company was 168. We estimate that the number of beneficial owners as of that date was approximately 3,333.

On July 28, 2009, we announced that our Board of Directors decided to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2018 and 2017 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Our revolving credit facility may limit the amount of cash dividends that we may pay based on financial covenants and ratios that may restrict the future payment of dividends.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2018 and 2017 the total value of shares withheld for taxes were $65,400 and $192,400, respectively.

Our secured revolving credit facility with SunTrust Bank restricts our ability to pay dividends and to repurchase our shares, either upon a default or when our borrowing availability is below $15.0 million, or in certain more limited circumstances $11.3 million, and also limits to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of tax withholding obligations related to vested equity grants during any 12 month period.  This revolving credit facility also contains other financial covenants and ratios that could restrict dividends and repurchases. At April 1, 2018 we had the ability to withhold or repurchase $1.9 million in additional shares of our common stock during fiscal 2018, without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on April 1, 2013 in each of the Company’s common stock, the Russell 2000 Index and a peer group for the period of April 1, 2013 to April 1, 2018. The graph assumes that all dividends, if any, were reinvested.

	3/31/2013	3/30/2014	3/29/2015	3/27/2016	3/26/2017	4/1/2018
TESSCO Technologies Incorporated	$100.00	$166.25	$123.90	$87.10	$80.99	$131.59
Russell 2000	100.00	122.64	133.80	118.08	150.37	172.09
Peer Group (1)	100.00	119.06	111.33	110.57	123.88	138.75

(1) – The Peer Group consists of the following: W.W. Grainger, Inc., Anixter International Inc., ScanSource, Inc., InfoSonics Corporation, and Tech Data Corp.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	April 1, 2018	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014
STATEMENT OF INCOME DATA
Revenues	$580,274,700	$533,295,100	$530,682,100	$549,619,000	$560,086,600
Cost of goods sold	460,046,300	421,527,300	418,716,200	431,980,500	433,728,700
Gross profit	120,228,400	111,767,800	111,965,900	117,638,500	126,357,900
Selling, general and administrative expenses	112,326,700	108,416,300	102,932,300	102,686,700	99,868,000
Restructuring charge	—	806,600	—	573,400	—
Operating expenses	112,326,700	109,222,900	102,932,300	103,260,100	99,868,000
Income from operations	7,901,700	2,544,900	9,033,600	14,378,400	26,489,900
Interest, net	429,100	58,600	161,300	167,300	177,700
Income before provision for income taxes	7,472,600	2,486,300	8,872,300	14,211,100	26,312,200
Provision for income taxes	2,277,200	1,041,200	3,531,800	5,576,800	10,063,100
Net income	$5,195,400	$1,445,100	$5,340,500	$8,634,300	$16,249,100
Diluted earnings per share	$0.61	$0.17	$0.65	$1.04	$1.94
Cash dividends declared per common share	$0.80	$0.80	$0.80	$0.80	$0.74
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.3	79.0	78.9	78.6	77.4
Gross profit	20.7	21.0	21.1	21.4	22.6
Selling, general and administrative expenses	19.4	20.3	19.4	18.7	17.8
Restructuring charge	—	0.2	—	0.1	—
Operating expenses	19.4	20.5	19.4	18.8	17.8
Income from operations	1.4	0.5	1.7	2.6	4.7
Interest, net	0.1	—	—	—	—
Income before provision for income taxes	1.3	0.5	1.7	2.6	4.7
Provision for income taxes	0.4	0.2	0.7	1.0	1.8
Net income	0.9%	0.3%	1.0%	1.6%	2.9%

	Fiscal Years Ended
	April 1, 2018	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014
SELECTED OPERATING DATA
Average non-consumer buyers per month	11,600	12,500	12,200	12,400	12,700
Return on assets (1)	2.8%	0.8%	3.0%	4.6%	8.5%
Return on equity (2)	4.8%	1.3%	4.7%	7.6%	14.9%

	As of Fiscal Years Ended
	April 1, 2018	March 26, 2017	March 27, 2016	March 29, 2015	March 30, 2014
BALANCE SHEET DATA
Working capital	$74,789,400	$77,194,500	$82,523,600	$82,220,900	$88,090,400
Total assets	199,423,700	173,980,500	169,416,000	186,240,600	186,960,300
Short-term debt	10,862,700	26,500	251,100	250,700	250,200
Long-term debt	2,300	29,800	1,706,500	1,957,500	2,208,200
Shareholders' equity	108,051,600	108,016,300	112,527,300	113,142,100	114,828,100

(1)	Net income divided by the average total assets.
(2)	Net income divided by the average total equity.

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

Business Overview and Environment

TESSCO Technologies Incorporated (TESSCO, we, or the Company) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in almost 100 countries, approximately 98% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

Beginning with the first quarter of fiscal year 2018, we modified the structure of our internal organization, in an effort to better serve the market place.  Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams were reorganized and each now reports to either a retail or commercial leader. We concluded that corresponding changes to our reportable segments are warranted and now evaluate our business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public  carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government, including federal agencies and state and local governments that run wireless networks for their own use as well as value-added resellers who specialize in selling to the government;  (3) private system operators, including commercial entities such as enterprise customers, major utilities and transportation companies; and (4) value-added resellers that sell, install and/or service cellular telephone, wireless  networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment consists of the market which includes retailers, independent dealer agents and carriers. All prior financial periods presented in this Annual Report on Form 10-K reflect this change.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or vendors looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 440 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2018, 2017 and 2016:

(Dollars in thousands, except per share data)			2017 to 2018			2016 to 2017
	2018	2017	$ Change	% Change	2016	$ Change	% Change
Segment Revenues
Commercial Segment:
Public Carriers	$115,061	$82,015	$33,046	40.3%	$89,171	$(7,156)	(8.0)%
Government	40,481	36,676	3,805	10.4%	33,009	3,667	11.1%
Private System Operators	93,246	82,508	10,738	13.0%	76,809	5,699	7.4%
Value-Added Resellers	136,888	130,486	6,402	4.9%	132,403	(1,917)	(1.4)%
Total Commercial Revenues	385,676	331,685	53,991	16.3%	331,392	293	0.1%
Retail Segment:
Retail	194,599	201,610	(7,011)	(3.5)%	199,290	2,320	1.2%
Total Revenues	$580,275	$533,295	$46,980	8.8%	$530,682	$2,613	0.5%

			2017 to 2018			2016 to 2017
	2018	2017	$ Change	% Change	2016	$ Change	% Change
Segment Gross Profit
Commercial Segment:
Public Carriers	$16,707	$13,706	$3,001	21.9%	$15,155	$(1,449)	(9.6)%
Government	8,954	8,235	719	8.7%	7,713	522	6.8%
Private System Operators	20,363	18,073	2,290	12.7%	18,071	2	0.0%
Value-Added Resellers	35,303	35,530	(227)	(0.6)%	34,840	690	2.0%
Total Commercial Gross Profit	81,327	75,544	5,783	7.7%	75,779	(75,771)	(100.0)%
Retail Segment:
Retail	38,901	36,224	2,677	7.4%	36,187	37	0.1%
Total Gross Profit	120,228	111,768	8,460	7.6%	111,966	(198)	(0.2)%

Selling, general and administrative expenses	112,327	108,416	3,910	3.6%	102,932	5,484	5.3%
Restructuring Charge	—	807	(807)	—	—	807	—
Operating Expenses	112,327	109,223	3,104	2.8%	102,932	6,291	6.1%
Income from operations	7,901	2,545	5,356	210.5%	9,034	(6,489)	(71.8)%
Interest, net	429	59	371	632.3%	161	(102)	(63.6)%
Income before provision for income taxes	7,472	2,486	4,986	200.5%	8,873	(6,387)	(72.0)%
Provision for income taxes	2,277	1,041	1,236	118.8%	3,532	(2,491)	(70.5)%
Net income	$5,195	$1,445	3,750	259.4%	$5,341	(3,896)	(72.9)%

Diluted earnings per share	$0.61	$0.17	$0.44	258.8%	$0.65	(0.48)	(73.8)%

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues. Revenue for fiscal year 2018 increased by 8.8% as compared to fiscal year 2017. In the commercial segment, revenue increased by 16.3% with growth in all markets. The public carrier market revenue for fiscal year 2018 increased by 40.3%, as compared to fiscal year 2017 due to increased spending among our tower owner and program manager customers, and also due in part to better execution of our selling strategy in this market. We increased sales with our current customers and cultivated new significant customer relationships. This revenue growth was echoed in our private systems operators market and value-added resellers market with growth of 13.0% and 4.9%, respectively. Revenue from our government market increased by 10.4% due primarily to growth from our federal government customers. The revenue growth within our commercial segment was partially offset by a 3.5% decrease in our retail segment revenue for fiscal year 2018 as compared to fiscal year 2017. This decrease was due in part to consolidation of our customer base within the retail market and due to a shift in customer behavior where customers are keeping the same phone for longer periods of time, resulting in lower accessories purchases.

Gross Profit. Gross profit increased by 7.6% in fiscal year 2018 as compared to fiscal year 2017. In the commercial segment, gross profit increased by 7.7%. This increase was primarily driven by increases in our public carriers and private systems operators markets of 21.9% and 12.7%, respectively. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers which required better pricing. Gross profit within our government market increased by 8.7% in fiscal year 2018 as compared to fiscal year 2017. The growth in the public carriers, private systems and government markets was partially offset by a decrease in gross profit of 0.6% within our value-added resellers market. Within the retail segment, gross profit increased by 7.4% in fiscal year 2018 as compared to fiscal year 2017, despite a decline in revenue.  This increase in gross margin was a result of product mix and increased support from our vendors. Overall gross profit margin decreased slightly to 20.7% in fiscal year 2018, compared to 21.0% in fiscal year 2017, primarily due to changes in customer and product mix.

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

We account for inventory at the lower of cost or net realizable value and as a result write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for each of the last three fiscal years.

Selling, General, Administrative and Restructuring Expenses. Total selling, general, administrative and restructuring expenses increased 2.8% during fiscal year 2018 as compared to fiscal year 2017. Total selling, general, administrative and restructuring expenses as a percentage of revenues decreased from 20.5% in fiscal year 2017 to 19.4% in fiscal year 2018. The following are descriptions of changes in significant components of selling, general, administrative and restructuring expenses:

•

Performance bonus expense (including both cash and equity plans) increased by $3.0 million in fiscal year 2018 as compared to fiscal year 2017. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to higher bonus accruals in fiscal 2018, as compared to fiscal 2017.

•	Freight out expense increased by $0.7 million in fiscal year 2018 as compared to fiscal year 2017 due to our increased sales.
•	Expenses related to information technology increased by $0.7 million in fiscal year 2018 as compared to fiscal year 2017 primarily due to increased cost relating to Tessco.com improvements.

•

During fiscal year 2017 we incurred corporate support expenses including both recruiting and professional service fees relating to the transition to our new CEO. As the transition was completed during fiscal 2017, corporate support expense decreased by $0.9 million in fiscal year 2018 as compared to fiscal year 2017.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $797,100 and $674,200 for fiscal year 2018 and fiscal year 2017, respectively.

Interest, Net. Net interest expense increased, from $58,600 in fiscal year 2017 to $429,100 in fiscal year 2018. The increase is primarily related higher borrowing levels on our secured revolving credit facility. Refer to Note 6 through 8 to the financial statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2018 and 2017 were 30.5% and 41.9%, respectively. The effective tax rate was lower for fiscal 2018, primarily due to the 2017 Tax Act that went into effect in the third quarter of fiscal 2018, as well as a change in treatment of a deferred tax liability relating to our accounting for a key man life insurance policy, discussed below. The 2017 Tax Act requires fiscal year companies to blend their federal tax rates this year. Our annual federal rate for fiscal 2018 will be based on 9 months at the old rate of approximately 35% rate and 3 months at the new 21% rate. We were also able to take a benefit on our net deferred tax liabilities in fiscal 2018, which now reflect the lower federal rate.  See Note 13 Income Taxes to the financial statements included as part of this Annual Report on Form 10-K for additional information on the effect of the 2017 Tax Act and the change in treatment of the deferred tax liability. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2018 increased 259.5% and 258.8%, respectively, compared with fiscal year 2017.

After we announced our fourth quarter fiscal year 2018 financial results by press release dated May 7, 2018, we determined it necessary to change how we account for the cash surrender value of certain key-man life insurance policies held by us. We had for many years recorded a deferred tax liability related to the incremental increase year over year in the cash surrender value of the policies.  After further analysis, it was determined that the annual change in cash surrender value, which has accumulated slowly over many years, should have been treated as an offset to the non-deductible insurance premiums related to the same policies, and not as a deferred tax liability.  As such, we adjusted our fiscal 2018 financial results to reflect the favorable change in tax treatment as applied to the aggregate amount of the incremental increases that have accumulated over the multi-year period. Specifically, net deferred tax assets increased by an aggregate of $0.5 million and income tax expense correspondingly decreased by an aggregate of $0.5 million. Correspondingly, net income and earnings per share for the fourth quarter of fiscal 2018 increased by $0.5 million and $0.06 per share, respectively, due to a one-time adjustment resulting from this change in tax treatment. There was no impact on net cash flow used in operations.  This change has no impact on previously filed tax returns.

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenues. Revenue for fiscal year 2017 increased slightly by 0.5% as compared to fiscal year 2016. Revenue from our government market increased by 11.1% for fiscal year 2017 as compared to fiscal year 2016. We have continued to invest in this market, which has led to an increase in government contracts, especially with our state and local government customers. Revenues within our private system operators market increased by 7.4% for fiscal year 2017 as compared to fiscal year 2016, primarily due to an increase in sales to our utility customers. Revenue from the public carrier and value-added resellers markets, decreased by 8.0% and 1.4%, respectively, due to a dramatic slowdown in the purchases by our cellular carrier customers and the general contractors and integrators doing work on their behalf, beginning in the third quarter of fiscal 2015. During the second half of fiscal 2017, we saw improved year-over-year quarterly sales in the carrier markets as purchases increased from key contractors and integrators. Revenue in the second half of fiscal 2017 increased 23.0% in the public carrier market as compared to the same period of fiscal 2016 as a result of these increased purchases.

Gross Profit. Gross profit was essentially flat with a 0.2% decrease in fiscal year 2017 compared to fiscal year 2016. This decrease was primarily driven by a 9.6% decrease in our public carriers market for fiscal year 2017 as compared to fiscal year 2016. This decrease was almost fully offset by increases in gross profit of our government market and our value-added resellers market of 6.8% and 2.0%, respectively. Overall gross profit margin decreased slightly to 21.0% in fiscal year 2017, compared to 21.1% in fiscal year 2016, primarily due to changes in customer and product mix.

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

We account for inventory at the lower of cost or net realizable value, and as a result write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for each of the last three fiscal years.

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

•

Compensation and benefits expense increased by $4.2 million, or 6.8%, in fiscal year 2017 as compared to fiscal year 2016, primarily related to higher business generation across all markets and operations compensation costs to support the increase in retail sales volume. Additionally, we incurred $0.8 million in onetime severance costs in relation to a restructuring of our sales and product teams.

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

Interest, Net. Net interest expense decreased, from $161,300 in fiscal year 2016 to $58,600 in fiscal year 2017. The decrease is primarily related to the extinguishment of our term loan and lower borrowing levels on our secured revolving credit facility. Refer to Note 6 through 8 to the consolidated financial statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2018	2017	2016
Cash flow (used in) provided by operating activities	$(9,247,100)	$3,051,300	$20,141,100
Cash flow used in investing activities	(3,539,400)	(2,563,000)	(3,513,800)
Cash flow provided by (used in) financing activities	4,265,800	(8,831,000)	(7,268,500)
Net decrease in cash and cash equivalents	$(8,520,700)	$(8,342,700)	$9,358,800

We used $9.2 million of net cash from operating activities during fiscal year 2018. This outflow was driven by increases in accounts receivable and inventory, partially offset by net income (net of depreciation and amortization and non-cash stock compensation expense), and an increase in accounts payable. Increasing sales to our public carrier customers required significant investments in inventory and at times has resulted in larger accounts receivable balances. Accounts payable also increased in response to our higher inventory levels. Both current and potential opportunities within our public carrier business have required an increase in working capital investments. As such, on October 19, 2017 we entered into the Amended and Restated Credit Agreement, as discussed below, based upon our anticipated borrowing and cash needs.

We generated $3.1 million of net cash from operating activities during fiscal year 2017. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), an increase in accounts payable and a decrease in prepaid expenses and other current assets partially offset by an increase in accounts receivable and product inventory. Accounts receivable increased due to higher sales in the fourth quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016. Inventory and accounts payable increased as a result of strategic purchases combined with a general increase in base station infrastructure inventory for our public system operators, contractors, and program managers market. Additionally, our inventory levels for certain Ventev® product lines have also increased. The reduction in prepaid expenses and other assets as well as the decrease in accrued expense and other liabilities are both primarily related to a tower owner customer whose inventory we have held on its behalf since fiscal year 2015.  Because we held the inventory on the tower owner’s behalf, the cost of these goods was recorded in prepaid expenses and other current assets, and we were unable to recognize the revenue and related cost of goods sold associated with the transaction until the product physically shipped.  During fiscal year 2017, most of the remaining inventory was shipped and therefore the corresponding portion of the deferred revenue and cost of goods sold were partially recognized.

We generated $20.1 million of net cash from operating activities during fiscal year 2016. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), a decrease in accounts receivable and product inventory, and a decrease in prepaid expenses and other current assets, partially offset by a decrease in trade accounts payable and accrued expense and other current liabilities. The decrease in accounts receivable was primarily related to better collections in the fourth quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015. The decrease in inventory was primarily due to an effort to reduce overall inventory levels while maintaining high service levels.  The reduction in prepaid expenses and other assets as well as the decrease in accrued expense and other liabilities are both primarily related to the tower owner customer referred to above. During fiscal year 2016, the majority of this inventory was shipped and therefore the corresponding portion of deferred revenue and cost of goods sold were partially recognized.

Capital expenditures of $3.5 million in fiscal year 2018 were up from $2.6 million in fiscal year 2017 and flat with $3.5 million in fiscal year 2016. Fiscal year 2018, 2017 and 2016 capital expenditures were largely comprised of investments in information technology of $2.8 million, $2.4 million, and $3.1 million, respectively.

Cash flows generated from financing in fiscal year 2018 were primarily related to borrowings from our line of credit partially offset by cash dividends paid to shareholders. Cash flows used in financing activities in fiscal year 2017 were primarily related to cash dividends paid to shareholders and the repayment of our term loan which was secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. Cash flows used in financing activities in fiscal year 2016 were primarily related to cash dividends paid to shareholders.

On April 23, 2014, our Board of Directors expanded our then existing stock buyback program and authorized the purchase on a non-accelerated basis of up to $10.0 million of the Company’s stock over a 24-month period, ending in April 2016. Our Board of Directors believes that the repurchase of our shares, when appropriate, is an excellent use of funds to enhance long-term shareholder value. Purchases were funded from working capital and/or our revolving credit facility. Shares could be purchased from time to time in the open market, by block purchase, or through negotiated transactions, or other transactions managed by broker-dealers. No shares were repurchased during fiscal years 2018, 2017, or 2016. The stock buyback program expired in April 2016.

We also withhold shares from our employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested equity grants. For fiscal years 2018 and 2017 this totaled $65,400 and $192,400, respectively. Our revolving credit facility with SunTrust Bank limits to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of these tax withholding obligations during any 12 month period. At April 1, 2018 we had the ability to withhold or repurchase $1.9 million in additional shares of our common stock during fiscal 2018, without violating this covenant.

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

Pursuant to a related Guaranty and Security Agreement by and among the Company, the other Company affiliate borrowers under the Credit Agreement and other subsidiaries of the Company, referred to collectively as the Loan Parties, and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, were guaranteed by those Loan Parties not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable and deposit accounts, and in all documents, instruments, general intangibles, letter of credit rights and chattel paper, in each case to the extent relating to inventory and accounts, and all proceeds of the foregoing. The security interests were granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time. The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

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

Like the secured Revolving Credit Facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, borrowings under the secured Revolving Credit Facility as now evidenced by the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin. In any event, following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month. The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the revolving credit facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%. As of April 1, 2018, we had a $10.8 million balance on the Revolving Credit Facility; therefore, we had $64.2 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the covenants referenced above.

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

At the end of fiscal year 2018, we were in compliance with the financial covenants applicable under our revolving credit facility with SunTrust Bank.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At April 1, 2018, the principal balance of this term loan was approximately $29,600.

Working capital (current assets less current liabilities) decreased to $74.8 million as of April 1, 2018, from $77.2 million as of March 26, 2017. Shareholders' equity was flat at $108.1 million as of April 1, 2018, and $108.0 million as of March 26, 2017.

We believe that our existing cash, payments from customers, and availability under our revolving credit facility (including any amendment or replacement thereof), or if needed, financing we believe would be available to us from other sources, will be sufficient to support our operations for at least the next twelve months. We expect to meet short-term liquidity needs through cash on our balance sheet and operating cash flow, supplemented by our revolving credit facility; and we expect to meet long-term liquidity needs through these same resources. If we were to undertake an acquisition or other major capital purchases that require funds in excess of our existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding, either to fund an acquisition or major capital purchase, or to support our cash flow needs in the event of the termination of our existing revolving credit facility before it can be replaced with an asset based facility, would be available on terms acceptable to us, if at all.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a possible downturn in the global economy, among other factors.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of April 1, 2018:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1-3	Years 4-5	5 Years

Long-Term Debt Obligations	$29,600	$27,300	$2,300	$—	$—
Revolving credit facility (1)	11,503,100	11,022,900	375,000	105,200	—
Lease Obligations	8,330,100	3,003,400	5,108,600	218,100	—
Interest payments (2)	300	300	—	—	—
Other Long-Term Liabilities (3)	1,087,500	75,000	150,000	150,000	712,500
Tax contingency reserves (4)	337,700	—	—	—	—
Total contractual cash obligations	$21,288,300	$14,128,900	$5,635,900	$473,300	$712,500

(1)	We are subject to a 0.25% fee on the unused portion of our revolving credit facility. This balance includes both the unused fees and current balance on our revolving credit facility.
(2)	Interest payments include amounts owed on notes payable at their stated contractual rate
(3)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.
(4)

We are unable to make a reasonably reliable estimate of the period of the cash settlement with the respective taxing authorities for the $0.3 million balance of our tax contingency reserves, net of federal tax benefits. See further discussion in Note 13—"Income Taxes" to the consolidated financial statements included as part of this Annual Report on Form 10-K.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; the extent to which we change the product or perform part of the service; whether we have responsibility for supplier selection; whether we are involved in the determination of product and service specifications; whether we have physical inventory risk; whether we have credit risk; and whether the amount we earn is fixed. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal year 2018).

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet as of April 1, 2018, includes goodwill of approximately $11.7 million and other indefinite lived intangible assets of $0.8 million. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Based on the Company’s qualitative assessment for fiscal year 2018, we have concluded that it is not more likely than not that the carrying value of our reporting units with goodwill or intangible assets is above the fair value of the related reporting unit.  Due to the change in segment reporting, we performed a quantitative impairment test for goodwill on the annual impairment testing date in fiscal year 2018. Based on this quantitative testing we have concluded that it is not more likely than not that the carrying value of our reporting units with goodwill is above the fair value of the related reporting unit. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

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

We account for income taxes under the FASB’s ASC on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of April 1, 2018, we had total net unrecognized tax benefits of approximately $377,700, all of which, if recognized, would favorably affect the effective income tax rate in future periods.

Stock-Based Compensation. We record stock-based compensation in accordance with the FASB standard regarding stock compensation and share-based payments. We account for forfeitures as they occur rather than estimate expected forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting to be amortized by an accelerated method rather than the straight-line method.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners which are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers, vendors or relationships, including affinity relationships; loss of customers or a reduction in customer business either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; any deterioration in the strength of our customers’, vendors’ or affinity partners’ businesses; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for our ability to fund or pay for the purchase of our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; failure of our information technology systems or distribution systems, exposure to cyber-attacks, and the cost associated with ongoing efforts to maintain cyber security measures and to meet applicable compliance standards; damage or destruction of our distribution or other facilities; prolonged or otherwise unusual quality or performance control problems; technology changes in the wireless communications industry, or technological failures, which could lead to significant inventory obsolescence or devaluation and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain or retain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings; our inability to protect certain intellectual property, including systems and technologies on which we rely; claims against us for breach of the intellectual property rights of third parties; product liability claims; changes in political and regulatory conditions, including tax and trade policies; and our inability to hire or retain for any reason our key professionals, management and staff.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no long-term variable rate debt obligations as of April 1, 2018. Based on April 1, 2018 borrowing levels, a 1.0% increase or decrease in current market interest rates would have no material effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	April 1,	March 26,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$19,400	$8,540,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,094,900 and $782,200, respectively	87,862,300	64,778,900
Product inventory, net	72,323,000	63,984,300
Prepaid expenses and other current assets	4,489,100	3,864,100
Total current assets	164,693,800	141,167,400

Property and equipment, net	13,662,800	13,830,900
Goodwill, net	11,677,700	11,677,700
Deferred tax assets	710,500	—
Other long-term assets	8,678,900	7,304,500
Total assets	$199,423,700	$173,980,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$67,041,100	$53,581,400
Payroll, benefits and taxes	8,291,100	6,772,100
Income and sales tax liabilities	2,339,200	1,364,700
Accrued expenses and other current liabilities	1,370,300	2,228,200
Revolving line of credit	10,835,400	—
Current portion of long-term debt	27,300	26,500
Total current liabilities	89,904,400	63,972,900

Deferred tax liabilities	—	386,800
Long-term debt, net of current portion	2,300	29,800
Other long-term liabilities	1,465,400	1,574,700
Total liabilities	91,372,100	65,964,200

Shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock $0.01 par value, 15,000,000 shares authorized, 14,111,703 shares issued and 8,396,537 shares outstanding as of April 1, 2018, and 14,048,392 shares issued and 8,337,669 shares outstanding as of March 26, 2017	99,000	98,400
Additional paid-in capital	60,611,900	59,006,000
Treasury stock, at cost, 5,715,166 shares as of April 1, 2018 and 5,710,723 shares as of March 26, 2017	(57,503,000)	(57,437,600)
Retained earnings	104,843,700	106,349,500
Total shareholders’ equity	108,051,600	108,016,300
Total liabilities and shareholders’ equity	$199,423,700	$173,980,500

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

	Fiscal Years Ended
	April 1, 2018	March 26, 2017	March 27, 2016

Revenues	$580,274,700	$533,295,100	$530,682,100
Cost of goods sold	460,046,300	421,527,300	418,716,200
Gross profit	120,228,400	111,767,800	111,965,900
Selling, general and administrative expenses	112,326,700	108,416,300	102,932,300
Restructuring Charge	—	806,600	—
Income from operations	7,901,700	2,544,900	9,033,600
Interest expense, net	429,100	58,600	161,300
Income before provision for income taxes	7,472,600	2,486,300	8,872,300
Provision for income taxes	2,277,200	1,041,200	3,531,800
Net income	$5,195,400	$1,445,100	$5,340,500
Basic earnings per share	$0.62	$0.17	$0.65
Diluted earnings per share	$0.61	$0.17	$0.65
Basic weighted-average common shares outstanding	8,370,742	8,312,731	8,220,023
Effect of dilutive options and other equity instruments	100,263	27,686	—
Diluted weighted-average common shares outstanding	8,471,005	8,340,417	8,220,023
Cash dividends declared per common share	$0.80	$0.80	$0.80

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 29, 2015	8,159,592	96,100	56,517,600	(56,307,900)	112,836,300	113,142,100
Proceeds from issuance of stock	25,067	300	487,000	—	—	487,300
Treasury stock purchases	(40,623)	—		(937,300)	—	(937,300)
Non-cash stock compensation expense	128,088	1,200	727,800	—	—	729,000
Excess tax benefit from stock-based compensation	—	—	381,400	—	—	381,400
Cash dividends paid	—	—	—	—	(6,615,700)	(6,615,700)
Net income	—	—	—	—	5,340,500	5,340,500
Balance at March 27, 2016	8,272,124	97,600	58,113,800	(57,245,200)	111,561,100	112,527,300
Proceeds from issuance of stock	37,432	400	458,200	—	—	458,600
Treasury stock purchases	(12,453)	—		(192,400)	—	(192,400)
Non-cash stock compensation expense	40,566	400	434,000	—	—	434,400
Excess tax benefit from stock-based compensation	—	—		—	—	—
Cash dividends paid	—	—	—	—	(6,656,700)	(6,656,700)
Net income	—	—	—	—	1,445,100	1,445,100
Balance at March 26, 2017	8,337,669	98,400	59,006,000	(57,437,600)	106,349,500	108,016,300
Proceeds from issuance of stock	44,458	400	604,000	—	—	604,400
Treasury stock purchases	(4,443)	—		(65,400)	—	(65,400)
Non-cash stock compensation expense	18,853	200	1,001,900	—	—	1,002,100
Cash dividends paid	—	—	—	—	(6,701,200)	(6,701,200)
Net income	—	—	—	—	5,195,400	5,195,400
Balance at April 1, 2018	8,396,537	$99,000	$60,611,900	$(57,503,000)	$104,843,700	$108,051,600

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	April 1, 2018	March 26, 2017	March 27, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,195,400	$1,445,100	$5,340,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,992,600	4,238,900	4,730,000
Loss (gain) on sale of property and equipment	—	114,500	—
Non-cash stock-based compensation expense	1,002,100	434,400	729,000
Deferred income taxes and other	(2,866,100)	(788,600)	(47,700)
Change in trade accounts receivable	(23,158,400)	(6,388,200)	1,256,400
Change in product inventory	(8,338,700)	(10,080,400)	18,459,700
Change in prepaid expenses and other current assets	(625,000)	2,053,000	4,951,800
Change in trade accounts payable	13,459,700	11,595,400	(9,818,200)
Change in payroll, benefits and taxes	1,519,000	1,844,200	(604,000)
Change in income and sales tax liabilities	974,500	(107,700)	(375,600)
Change in accrued expenses and other current liabilities	(402,200)	(1,309,300)	(4,480,800)
Net cash (used in) provided by operating activities	(9,247,100)	3,051,300	20,141,100

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,646,600)	(730,200)	(547,500)
Purchases of internal use software licenses eligible for capitalization	(1,892,800)	(1,832,800)	(2,966,300)
Net cash used in investing activities	(3,539,400)	(2,563,000)	(3,513,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	10,835,400	—	—
Proceeds from note receivable	75,000	—	—
Payments of debt issuance costs	—	(218,200)	—
Payments on long-term debt	(26,700)	(1,901,300)	(250,600)
Proceeds from issuance of common stock	148,700	137,600	153,700
Cash dividends paid	(6,701,200)	(6,656,700)	(6,615,700)
Excess tax benefit from stock-based compensation	—	—	381,400
Purchases of treasury stock and repurchases of stock from employees	(65,400)	(192,400)	(937,300)
Net cash provided by (used in) financing activities	4,265,800	(8,831,000)	(7,268,500)

Net (decrease) increase in cash and cash equivalents	(8,520,700)	(8,342,700)	9,358,800

CASH AND CASH EQUIVALENTS, beginning of period	8,540,100	16,882,800	7,524,000

CASH AND CASH EQUIVALENTS, end of period	$19,400	$8,540,100	$16,882,800

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal year ended April 1, 2018 contained 53 weeks and the fiscal years ended March 26, 2017 and March 27, 2016 each contain 52 weeks.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of vendor terms surrounding price protection and product returns), and assumptions about future demand. At April 1, 2018 and March 26, 2017, the Company had a reserve for excess and/or obsolete inventory of $5,739,700 and $6,360,600, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

	Useful lives

Information technology equipment	1	-	5	years
Furniture, telephone system, equipment and tooling	3	-	10	years
Building, building improvements and leasehold improvements	2	-	40	years

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

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges in fiscal years 2018, 2017, or 2016.

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

Based on the Company’s qualitative and/or quantitative impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2018, 2017, or 2016.

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

Because the Company’s sales transactions meet the conditions set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 605, it recognizes revenues from sales transactions containing sales returns provisions at the time of the sale. These conditions require that 1) the price be substantially fixed or determinable at the date of sale, 2) the buyer is obligated to pay, and the payment is not contingent on their resale of the product, 3) the buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product, 4) the buyer has economic substance apart from the Company, 5) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and 6) the amount of future returns can be reasonably estimated. Because the Company’s normal terms and conditions of sale are consistent with conditions 1-5 above, and the Company is able to perform condition 6, it makes a reasonable estimate of product returns in sales transactions and accrues a sales return reserve based on this estimate.

Certain companies have turned to TESSCO to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and vendor relations, from order taking through cash collections. In performing these solutions, the Company assumes varying levels of involvement in the transactions and varying levels of credit and inventory risk. As the Company’s solutions offerings continually evolve to meet the needs of its customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the ASC No. 605-45, the Company looks at the following indicators: whether it is the primary obligor in the transaction; whether it has general inventory risk; whether it has latitude in establishing price; the extent to which it changes the product or performs part of the service; whether it has discretion in supplier selection; whether it is involved in the determination of product and service specifications; whether it has physical inventory risk; whether it has credit risk; and whether the amount it earns is fixed. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal year 2018). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the four criteria discussed above have been met. Service revenues have represented less than 1% of total revenues for fiscal years 2018, 2017 and 2016.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2018, 2017, and 2016.

Vendor Programs

Funds received from vendors for price protection, product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC 605-50-45: Customer’s Characterization of Certain Considerations Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $14,875,100, $14,179,700, and $13,642,700 for fiscal years 2018, 2017, and 2016, respectively.

Stock Compensation Awards Granted to Team Members

The Company records stock compensation expense for awards in accordance with ASC No. 718. The Company accounts for forfeitures as they occur rather than estimate expected forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting based on service to the Company to be amortized by an accelerated method rather than the straight-line method.

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

Recently issued accounting pronouncements not yet adopted:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This guidance will supersede Topic 605, Revenue Recognition, in addition to other industry specific guidance, once effective. The new standard requires a company to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. The Company has assessed the impact this new standard will have on its ongoing financial reporting. The Company has identified its revenue streams both by contract and product type and has assessed each for potential impacts. The Company had determined there to be no impact to the timing or amount of revenue recognized.  The Company will modify the balance sheet presentation of the returns reserve beginning on April 2, 2018 in order to be in accordance with ASC 606. However, as the Company’s returns have historically been less than 3% of revenue and this change will only affect the balance sheet, and this will not have a material impact on the Financial Statements. Based on this assessment, the Company will adopt the standard on a modified retrospective basis on April 2, 2018, the first day of fiscal 2019.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard will change the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, will now be classified as financing activities. Previously, these payments were classified as operating expenses. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this new standard will have a material impact on its Consolidated Financial Statements.

Recently issued accounting pronouncements adopted:

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation. The new standard modified several aspects of the accounting and reporting for employee share-based payments and related tax accounting impacts, including the presentation in the statements of operations and cash flows of certain tax benefits or deficiencies and employee tax withholdings, as well as the accounting for award forfeitures over the vesting period. One provision within this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. The Company adopted this provision in the first quarter of fiscal 2018. The adoption of this provision was applied prospectively. The impact to the Company's results of operations related to this provision in fiscal 2018 was an increase in the provision for income taxes of $0.04 million, and a 0.4% higher effective tax rate than if the standard had not been adopted. There was no material impact on fiscal 2018. The impact of this provision on the Company's future results of operations will depend in part on the market prices for the Company's shares on the dates there are taxable events related to share awards, but is not expected to be material. In connection with another provision within this pronouncement, the Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures. As our previous estimated forfeiture rate was 0%, no adjustment to prior periods is needed. The adoption of this and other provisions within the pronouncement did not have a material impact on the Company’s financial statements.

In December 2016, the FASB issued Accounting Standards Update No. 2016-19, Technical Corrections and Improvements. Among other things, this ASU provides clarification on the presentation of the costs of computer software developed or obtained for internal use. The Company retrospectively adopted this ASU in the three months ended June 25, 2017 and reclassified the carrying value of internal-use computer software from Property, plant and equipment, net to Intangible assets, net. The net carrying value of internal-use computer software was $4.0 million and $4.3 million, respectively, as of April 1, 2018 and March 26, 2017.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740). This update provides accounting and disclosure guidance on accounting for income taxes. This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Topic 740 also addresses the accounting for income taxes upon a change in tax laws or tax rates, including, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets. The Company adopted this ASU in the fourth quarter of fiscal 2018. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2018	2017

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	20,896,300	20,704,100
Information technology equipment	4,988,600	5,898,700
Furniture, telephone system, equipment and tooling	7,569,400	7,006,900
	38,195,100	38,350,500
Less accumulated depreciation and amortization	(24,532,300)	(24,519,600)
Property and equipment, net	$13,662,800	$13,830,900

Depreciation and amortization of property and equipment was $3,992,600, $4,238,900, and $4,730,000 for fiscal years 2018, 2017 and 2016, respectively.

Note 4. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of April 1, 2018 and March 26, 2017, consists of indefinite lived intangible assets in the amount of $795,400. At April 1, 2018 and March 26, 2017, amortizable intangible assets were fully amortized. There were no material changes in the carrying amount of goodwill for the fiscal years ended April 1, 2018 and March 26, 2017.

Capitalized internally developed computer software, net of accumulated amortization, as of April 1, 2018 and March 26, 2017 was $2,379,100 and $2,427,800, respectively. Amortization expense of capitalized internally developed computer software was $1,721,000, $1,355,000, and $1,194,200 for fiscal years 2018, 2017, and 2016.

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	April 1, 2018	March 26, 2017
Deferred Revenue	$58,400	$635,100
Other Accrued Expenses	1,311,900	1,593,100
Total Accrued Expenses	$1,370,300	$2,228,200

Note 6. Borrowings Under Revolving Credit Facility

Fiscal Year 2018 Revolving Credit Facility Activity

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility as initially established in June 2016 was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million. Capitalized terms used but not otherwise defined in this and the immediately following three paragraphs have the meaning ascribed to each in the Amended and Restated Credit Agreement.

In addition to expanding the Company’s borrowing limit, the Amended and Restated Credit Agreement extends the applicable maturity date to October 19, 2021. The Amended and Restated Credit Agreement otherwise includes representations, warranties, affirmative and negative covenants (including restrictions) and other terms generally consistent with those applicable to the facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, but with certain modifications. The Amended and Restated Credit Agreement provides for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swing line loans, and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender is obligated to increase its commitment. Availability continues to be determined in accordance with a Borrowing Base, which has been expanded to include not only Eligible Receivables but also Eligible Inventory and is generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory which is aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory which is aged at least 181 days; minus (B) Reserves. Upon closing, there was $23.4 million outstanding under the Amended and Restated Credit Agreement.

Like the secured Revolving Credit Facility as existing prior to execution and delivery of the Amended and Restated Credit Agreement, borrowings under the secured Revolving Credit Facility as now evidenced by the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise. On April 1, 2018, the interest rate applicable to borrowings under the replacement Revolving

Credit Facility was 3.17%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities during fiscal year 2018 was 2.89%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin. Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month. The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

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

Interest expense on this Revolving Credit Facility for fiscal year 2018 totaled $444,200. Average borrowings under this Revolving Credit Facility totaled $14,938,800 and maximum borrowings totaled $28,596,600 for fiscal year 2018. The average In addition to the interest charged on borrowings, the Company is subject to a 0.25% fee on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of April 1, 2018, borrowings under this Revolving Credit Facility totaled $10.8 million and, therefore, the Company had $64.2 million available for borrowing as of April 1,2018, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.

The Company was in compliance with the terms and financial covenants applicable to the revolving credit facility at the end of fiscal year 2018.

Fiscal Year 2017 Revolving Credit Facility Activity

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent. The Credit Agreement provides for a senior asset based secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”). This replaced the Company’s previously existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The replacement Revolving Credit Facility included terms providing for its maturity after five years, on June 24, 2021, and for a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. The Credit Agreement also included a provision permitting the Company, subject to certain conditions and approval of the Lenders, to increase the aggregate amount of the commitments under the Revolving Credit Facility to up to $50 million, through optional increased commitments from existing Lenders or new commitments from additional lenders, although no Lender was obligated to increase its commitment. Borrowing availability under the replacement Revolving credit Agreement as it was initially established was determined in part in accordance with a borrowing base, which is generally 85% of eligible receivables minus reserves. The Credit Agreement also set forth certain financial covenants, including a fixed charge coverage ratio to be maintained at any time during which the borrowing fell below $10 million, as well as terms that could the Company’s ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the Credit Agreement and other subsidiaries of the Company, referred to collectively as the Loan Parties, and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which include the obligations under the Credit Agreement, were guaranteed by the Loan Parties not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable, and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and chattel paper, in each case to the extent relating to inventory and accounts, and all proceeds of the foregoing. The security interests were granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time.  The obligations thereby secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Effective July 13, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into a First Amendment to Credit Agreement (the “First Amendment”), to amend select terms of the Credit Agreement. Pursuant to the First Amendment, the term “Availability” as used in the Credit Agreement was amended for a period of time ending no later than October 31, 2017, to allow for the inclusion of an additional sum when calculating Availability for certain limited purposes. This additional sum equals the lesser of $10 million, and the amount by which the Borrowing Base exceeds $35 million. This First Amendment did not increase the $35 million Aggregate Revolving Commitment Amount, but allowed the Company greater flexibility under the Credit Agreement for a limited period of time, until October 31, 2017, and was sought by the Company in response to business opportunities identified by the Company. Capitalized terms used but not otherwise defined in this and the immediately preceding two paragraphs have the meaning ascribed to each in the Credit Agreement and First Amendment, as applicable.

Borrowings initially accrue interest from the applicable borrowing date, generally the Eurodollar rate plus an applicable margin ranging from 1.5% to 1.75%. Under certain circumstances, the applicable interest rate is subject to change from the Eurodollar rate plus the applicable margin to the base rate plus the applicable margin. The weighted average interest rate on borrowings under the Company’s revolving credit facilities during fiscal 2017 was 2.12%. Interest expense on this revolving credit facility for fiscal year 2017 totaled $45,500. Average borrowings under this revolving credit facility totaled $2,118,500, and maximum borrowings totaled $13,473,200 for fiscal year 2017, respectively. In addition to the interest charged on borrowings, the Company was subject to a 0.25% fee on the unused portion of the revolving credit facility.

As of March 26, 2017, the Company had a zero balance on its revolving credit facility. Therefore, the Company had $35.0 million available on its revolving line of credit facility as of March 26, 2017, subject to the applicable borrowing base limitations and compliance with the other applicable terms.

The Company was in compliance with the terms and financial covenants applicable to this prior revolving credit facility at the end of fiscal year 2017.

Fiscal Year 2016 Revolving Credit Facility Activity

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

The facility provided for monthly payments of interest accruing at a rate of LIBOR plus an applicable margin ranging from 1.50% to 2.50%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities was 2.12% fiscal years 2016, respectively. Interest expense on this revolving credit facility for fiscal year 2016 was $59,000. Average borrowings under this revolving credit facility totaled $3,454,500 and maximum borrowings totaled $12,301,100, for fiscal year 2016.

As of March 27, 2016, the Company had no outstanding balance on its revolving credit facility. Therefore, the Company had $35.0 million available on its revolving line of credit facility as of March 27, 2016, subject to the applicable borrowing base limitations and compliance with the other applicable terms.

The Company was in compliance with the terms and financial covenants applicable to this prior revolving credit facility at the end of fiscal year 2016.

Note 7. Extinguishment of Debt

Simultaneously with entering into the senior asset based Revolving Credit Facility described in Note 6, in June 2016 the Company terminated its previously existing $35 million unsecured revolving credit facility with SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of termination.

At the same time, the Company also repaid in full its obligations under its Term Loan from Wells Fargo Bank, National Association and SunTrust Bank in the original principal amount of $4.5 million. The Term Loan was secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland and had an outstanding principal balance of $1.9 million at the time of repayment.

Note 8. Long-Term Debt

On June 30, 2004, the Company refinanced its then existing indebtedness through a term loan with an original principal amount of $4.5 million, payable in monthly installments of principal and interest. As discussed in Note 7, this loan was repaid in full during the first quarter of fiscal 2017. The interest rate on this term loan was LIBOR plus 2.00%. The note was secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland. The weighted average interest rate on borrowings under this note was 2.40% and 2.21% for fiscal years 2017 and 2016, respectively. Interest expense under this note was $11,000 and $43,900, for fiscal years 2017, and 2016, respectively.

On March 31, 2009, the Company entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. At April 1, 2018 and March 26, 2017, the principal balance of this term loan was $29,600 and $56,300, respectively. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum. Interest expense under this note was $900, $1,300, and $2,000 for fiscal years 2018, 2017 and 2016, respectively. The term loan is secured by a subordinate position on Company-owned real property located in Hunt Valley, Maryland.

As of April 1, 2018, scheduled annual maturities of long-term debt are as follows:

Fiscal year:
2019	$27,300
2020	2,300
Thereafter	—
$29,600

Note 9. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2018, 2017 and 2016 totaled $3,041,700, $3,047,500, and $3,035,600, respectively.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley,

Maryland. The Agreement of Lease expires on December 31, 2020. Monthly rent payments now range from $169,400 to $185,100 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2020; however, the Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $37,100 to $39,300 through the remaining lease term.

Additional sales and marketing offices are located in additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement expiring on October 31, 2021.  Monthly rent payments range from $16,900 to $19,100 through the remaining lease term.

The Company’s minimum future obligations as of April 1, 2018 under existing operating leases are as follows:

Fiscal year:
2019	$3,003,400
2020	2,997,000
2021	2,111,600
2022	203,200
2023	14,900
Thereafter	—
$8,330,100

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

Note 10. Operating Segments

Beginning with the first quarter of fiscal year 2018, the Company modified the structure of its internal organization in an effort to better serve the market place. Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams have been reorganized and each now report to either a retail or commercial leader. The Company concluded that corresponding changes to its reportable segments are warranted and now evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government, including federal agencies and state and local governments that run wireless networks for their own use as well as value-added resellers who specialize in selling to the government; (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; and (4) value-added resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment consists of the market which includes retailers, independent dealer agents and carriers. All prior periods have been restated to reflect this change.

During the first quarter of fiscal year 2018, in conjunction with the modification of the structure of the internal organization of the Company, as described above, the Company reviewed several customer types, including a large repair center customer, and reclassified them from the private system operators market to either the value-added resellers market or the retail segment, based on their purchase history. The Company has restated prior periods to reflect these changes.

The Company evaluates revenue, gross profit and net profit contribution, and income before provision for income taxes in the in the aggregate for both the commercial and retail segments. Net profit contribution is defined as gross profit less any expenses that can be directly attributed.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses include administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the company-wide pay on performance bonus expense.

Certain cost of sales and other applicable expenses have been allocated to each market based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the fiscal years ended 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended
	April 1, 2018
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$115,061	$—	$115,061
Government	40,481	—	40,481
Private System Operators	93,246	—	93,246
Value-Added Resellers	136,888	—	136,888
Retail	—	194,599	194,599
Total revenues	$385,676	$194,599	$580,275

Gross Profit
Public Carrier	$16,707	$—	$16,707
Government	8,954	—	8,954
Private System Operators	20,363	—	20,363
Value-Added Resellers	35,303	—	35,303
Retail	—	38,901	38,901
Total gross profit	$81,327	$38,901	$120,228

Directly allocable expenses	32,592	15,535	48,127
Segment net profit contribution	$48,735	$23,366	72,101
Corporate support expenses			64,628
Income before provision for income taxes			$7,473

	Year Ended
	March 26, 2017
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$82,015	$—	$82,015
Government	36,676	—	36,676
Private System Operators	82,508	—	82,508
Value-Added Resellers	130,486	—	130,486
Retail	—	201,610	201,610
Total revenues	$331,685	$201,610	$533,295

Gross Profit
Public Carrier	$13,706	$—	$13,706
Government	8,235	—	8,235
Private System Operators	18,073	—	18,073
Value-Added Resellers	35,530	—	35,530
Retail	—	36,224	36,224
Total gross profit	$75,544	$36,224	$111,768

Directly allocable expenses	32,455	16,399	48,854
Segment net profit contribution	$43,089	$19,825	62,914
Corporate support expenses			60,428
Income before provision for income taxes			$2,486

	Year Ended
	March 27, 2016
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$89,171	$—	$89,171
Government	33,009	—	33,009
Private System Operators	76,809	—	76,809
Value-Added Resellers	132,403	—	132,403
Retail	—	199,290	199,290
Total revenues	$331,392	$199,290	$530,682

Gross Profit
Public Carrier	$15,155	$—	$15,155
Government	7,713	—	7,713
Private System Operators	18,071	—	18,071
Value-Added Resellers	34,840	—	34,840
Retail	—	36,187	36,187
Total gross profit	$75,779	$36,187	$111,966

Directly allocable expenses	46,422	27,985	74,407
Segment net profit contribution	$29,357	$8,202	37,559
Corporate support expenses			28,687
Income before provision for income taxes			$8,872

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

Supplemental revenue and gross profit information by product category for the fiscal years 2018, 2017 and 2016 are as follows (in thousands):

	April 1, 2018	March 26, 2017	March 27, 2016
Revenues
Base station infrastructure	$248,949	$209,869	$206,604
Network systems	98,642	87,222	83,480
Installation, test and maintenance	33,200	31,851	34,936
Mobile device accessories	199,484	204,353	205,662
Total revenues	$580,275	$533,295	$530,682

Gross Profit
Base station infrastructure	58,015	54,280	51,610
Network systems	14,649	11,897	12,893
Installation, test and maintenance	6,266	5,921	6,607
Mobile device accessories	41,298	39,670	40,856
Total gross profit	$120,228	$111,768	$111,966

Note 11. Restructuring Charge

In the fourth quarter of fiscal year 2017, in an effort to streamline the organization, the Company took actions to restructure its operations thereby reducing costs, resulting in a $0.8 million pre-tax charge, which is included in our Consolidated Statements of Income for fiscal year 2017. The restructuring charge primarily consisted of severance-related expenses associated with a reduction in headcount paid in the fourth quarter of fiscal year 2017 through the first quarter of fiscal year 2018.

Note 12. Stock Buyback

The Company withholds shares of common stock from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2018, 2017, and 2016 the total value of shares withheld for taxes was $65,400, $192,400, and $937,300, respectively.

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of income is as follows:

	2018	2017	2016

Statutory federal rate	31.3%	34.0%	34.0%
State taxes, net of federal benefit	4.0	4.6	4.5
Non-deductible expenses	4.4	5.4	2.1
Change in deferred tax related to key man life insurance	(7.3)	—	—
Other	(1.9)	(2.1)	(0.8)
Effective rate	30.5%	41.9%	39.8%

The provision for income taxes was comprised of the following:

	2018	2017	2016

Federal: Current	$3,073,400	$1,083,600	$2,350,000
Deferred	(1,081,600)	(69,100)	763,100
State: Current	433,400	53,100	345,100
Deferred	(148,000)	(26,400)	73,600
Provision for income taxes	$2,277,200	$1,041,200	$3,531,800

Total net deferred tax assets (liabilities) as of April 1, 2018 and March 26, 2017, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities, are as follows:

	2018	2017
Net deferred tax assets (liabilities):
Deferred compensation	$160,600	$142,600
Accrued vacation	340,200	566,900
Deferred rent	37,200	208,900
Allowance for doubtful accounts	249,700	259,300
Inventory reserves	1,414,600	2,338,800
Sales tax reserves	217,500	366,000
Other assets	1,364,900	800,000
Tax contingency reserve	83,400	215,800
Depreciation and amortization	(2,542,800)	(3,659,100)
Other liabilities	—	(461,600)
Accrued compensation	—	(286,300)
Prepaid expenses	(614,800)	(878,100)

Net Deferred Tax Assets/(Liabilities)	$710,500	$(386,800)

The Company has reviewed its deferred tax assets realization and has determined that no valuation allowance is required as of April 1, 2018 or March 26, 2017.

The Company has changed the way in which it accounts for the cash surrender value of certain key-man life insurance policies. The Company had for many years recorded a deferred tax liability related to the incremental increase year over year in the cash surrender value of the policies.  After further analysis, it was determined that the annual change in cash surrender value, which has accumulated slowly over many years, should have been treated as an offset to the non-deductible insurance premiums related to the same policies, and not as a deferred tax liability.  As such, the Company adjusted its fiscal 2018 financial results to reflect the favorable change in tax treatment as applied to the aggregate amount of the incremental increases that have accumulated over the multi-year period. Specifically, net deferred tax assets increased by an aggregate of $0.5 million and income tax expense correspondingly decreased by an aggregate of $0.5 million. Correspondingly, net income and earnings per share for the fourth quarter of fiscal 2018 increased by $0.5 million and $0.06 per share, respectively, due to a one-time adjustment for this change in tax treatment. There was no impact on net cash flow used in operations.  This change has no impact on previously filed tax returns.

As of April 1, 2018, the Company had gross unrecognized tax benefit of $112,700 ($87,200 net of federal benefit). As of March 26, 2017, the Company had gross unrecognized tax benefits of $204,500 ($147,800 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2018 was a benefit of $38,100 (net of federal expense) and the cumulative amount included as a liability in the consolidated balance sheet as of April 1, 2018 was $250,500 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2017 was a benefit of $10,000 (net of federal expense) and the cumulative amount included as a liability in the consolidated balance sheet as of March 26, 2017 was $314,300 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2016 was an expense of $16,600 (net of federal benefit).

As of April 1, 2018, the total net amount of unrecognized tax benefits, inclusive of indirect tax benefits and deferred tax benefits was $87,200 and associated penalties and interest were $250,500. The net amount of $337,700, if recognized, would affect the effective tax rate.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, net of interest, is as follows:

	2018	2017	2016
Beginning balance of unrecognized tax benefit	$204,500	$290,400	$394,400
Increases related to current period tax positions	—	3,100	3,800
Reductions as a result of a lapse in the applicable statute of limitations	(91,800)	(89,000)	(107,800)
Ending balance of unrecognized tax benefits	$112,700	$204,500	$290,400

The Company has adopted Accounting Standards Update No. 2016-09 Topic 718, Improvements to Employee Share-Based Payment Accounting, effective as of March 27, 2017. This new guidance requires all of the tax effects related to share-based payments to be recognized through the income statement and is effective for public entities for annual and interim reporting periods beginning after December 15, 2016. The Company treated the tax effects of share-based compensation awards as discrete items in the interim reporting periods in which the windfalls or shortfalls occurred. As a result of the adoption of this ASU, the effective rate is 0.4% higher than if the ASU was not adopted for the fiscal year ended April 1, 2018.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which we refer to herein as the 2017 Tax Act. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for fiscal year companies until the following fiscal year. In the Company’s case, the following fiscal year is the fiscal year beginning April 2, 2018.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the 2017 Tax Act.

Amounts recorded where a provisional estimate that has been determined for the fiscal year ended April 1, 2018 principally relate to the reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The new law requires companies with a fiscal year that includes January 1, 2018 to determine their federal income tax rate under a blended rate approach. The Company’s annual federal rate for fiscal 2018 will be based on 9 months at the tax rates in effect before the new tax law and 3 months at the new 21% rate for a blended rate of 31.3%. The company applied this blended rate to fiscal 2018 current taxable income. The company also re-measured its deferred tax assets and liabilities and the unrecognized tax benefit from uncertain tax positions discussed above based on the new 21% rate. As such, the Company recorded an income tax benefit of $0.2 million as a result of the new legislation. The Company is currently evaluating the Tax Cuts and Jobs Act with its professional advisers; the full impact of the 2017 Tax Act on the Company in future periods cannot be predicted at this time and no assurances in that regard are made by the Company.

Changes on account of the 2017 Tax Act for which a reasonable estimate of the accounting effects has not yet been made include additional limitations on certain meals and entertainment expenses and repeal to the exception for performance based compensation under the excessive compensation limitation rules.

Other significant provisions of the 2017 Tax Act that are not yet effective but may impact income taxes in future years include: limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income and a limitation of net operating losses generated after fiscal 2018 to 80 percent of taxable income.

The Company files income tax returns in U.S. federal, state and local jurisdictions. Certain income tax returns for fiscal years 2013 through 2017 remain open to examination by U.S. federal, state and local tax authorities. No federal, state and local income tax returns are currently under examination.

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $928,100, $621,600, and $635,500 during fiscal years 2018, 2017, and 2016, respectively. As of April 1, 2018, plan assets included 157,708 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., our Executive Chairman and Chairman of the Board. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $2,204,500 and $901,400, respectively, as of April 1, 2018 and $2,128,200 and $883,400, respectively, as of March 26, 2017, are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Note 15. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Shares of common stock are excluded from the calculation if they are determined to be anti-dilutive.

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
Amounts in thousands, except per share amounts	2018	2017	2016
Earnings per share – Basic:
Net earnings	$5,195	$1,445	$5,341
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	(15)
Earnings available to common shareholders – Basic	$5,195	$1,445	$5,326

Weighted average common shares outstanding – Basic	8,371	8,313	8,220

Earnings per common share – Basic	$0.62	$0.17	$0.65

Earnings per share – Diluted:
Net earnings	$5,195	$1,445	$5,341
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	(1)
Earnings available to common shareholders – Diluted	$5,195	$1,445	$5,340

Weighted average common shares outstanding – Basic	8,371	8,313	8,220
Effect of dilutive options	100	27	—
Weighted average common shares outstanding – Diluted	8,471	8,340	8,220

Earnings per common share – Diluted	$0.61	$0.17	$0.65

Anti-dilutive equity awards not included above	40	60	100

At April 1, 2018, March 26, 2017, and March 27, 2016 stock options with respect to 540,000, 420,000 and 100,000 shares of common stock were outstanding, respectively. The anti-dilutive stock options outstanding at April 1, 2018, March 26, 2017 and March 27, 2016 total 40,000, 60,000 and 100,000, respectively.  There were no anti-dilutive Performance Stock Units or Restricted Stock outstanding as of April 1, 2018, March 26, 2017 or March 27, 2016.

Note 16. Stock‑Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended April 1, 2018, March 26, 2017, and March 27, 2016 includes $1,002,100, $434,400, and $729,000, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended April 1, 2018, March 26, 2017, and March 27, 2016 includes $305,400, $181,900, and $290,100, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

As of April 1, 2018, 366,700 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2018 fiscal year end, on May 10, 2018, based on fiscal year 2018 results, 16,750 shares related to Performance Stock Units (PSUs) were canceled, and as a result, these shares were made available for future grants. On May 10, 2018, additional PSUs and restricted stock awards were made providing recipients with the opportunity to earn up to an aggregate of 71,000 and 18,000 additional shares, respectively of the Company’s common stock. Also, on May 10, 2018, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted stock options to select key employees to purchase an aggregate of 49,000 shares of the Company’s common stock. Accordingly, as of May 10, 2018, an aggregate of 245,450 shares were available for issue pursuant to future awards.

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

Performance Stock Units: The Company’s equity-based compensation philosophy has been generally focused on granting performance-based and time-vested stock grants, although over the last two fiscal years stock option grants have also been made to senior management. Under a program established by the Board of Directors, Performance Stock Units (PSUs) have been granted under the 1994 Plan to selected employees. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC No. 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests, management’s projections of future EPS performance over the performance period, and the resulting amount of estimated share issuances. As discussed in Note 2 above, the Company now accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock based compensation related to the restricted awards may be different from the Company’s expectations.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2018, 2017 and 2016:

	2018		2017		2016
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	170,100	$11.17	138,925	$21.46	203,841	$20.65
PSU’s Granted	86,000	12.67	207,000	10.77	103,000	22.15
PSU’s Vested	(7,600)	19.58	(27,671)	19.40	(87,648)	13.88
PSU’s Forfeited/Cancelled	(181,500)	10.99	(148,154)	18.72	(80,268)	28.57
Unvested shares available for issue under outstanding PSUs, end of period	67,000	$12.65	170,100	$11.17	138,925	$21.46

As of April 1, 2018, there was $0.3 million unrecognized compensation cost, related to fiscal year 2018 PSUs earned. Total fair value of shares vested during fiscal years 2018, 2017 and 2016 was $277,600, $628,200 and $2,543,000, respectively.

The PSUs canceled during fiscal year 2018 primarily related to the fiscal year 2017 grant of PSUs which had a one-year measurement period (fiscal 2017). The PSUs were canceled because the minimum applicable fiscal 2017 performance targets were not fully satisfied. Per the provisions of the 1994 Plan, the shares related to these forfeited and canceled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

Of the PSUs outstanding at the end of fiscal year 2018 covering 67,000 non-vested shares, PSUs covering 16,750 shares were subsequently canceled in May 2018, based on fiscal year 2018 performance. These PSUs were canceled because fiscal year 2018 earnings per share did not fully reach the target performance set forth in the PSU award agreements. The remaining 50,250 shares covered by PSUs outstanding at the end of fiscal year 2018 were earned based on fiscal year 2018 performance, but were not yet vested as of April 1, 2018. Assuming the respective participants remain employed by, or affiliated with the Company, these shares will vest ratably on or about May 1 of 2018, 2019, 2020, and 2021.

Subsequent to the Company’s 2018 fiscal year end, on May 10, 2018, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 71,000 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2019. These PSUs have only one measurement year (fiscal year 2019), with any shares earned at the end of fiscal year 2019 to vest 25% on or about each of May 1 of 2019, 2020, 2021, and 2022. Pursuant to the typical PSU award agreement, however, performance metrics are deemed met upon the occurrence of a change in control, and shares earned are issued earlier upon the occurrence of a change in control, or death or disability of the participant, or upon termination of the participant’s employment without cause or by the participant for good reason, as those terms are defined in the agreement.

Restricted Stock/Restricted Stock Units: During the second quarter of fiscal year 2007, the Company granted 225,000 shares of the Company’s common stock to its then Chairman and Chief Executive Officer as a restricted stock award under the 1994 Plan. These shares vested ratably over ten fiscal years based on service, beginning on the last day of fiscal year 2007 and ending on the last day of fiscal year 2016. The weighted average fair value for these shares at the grant date was $10.56. On March 27, 2016, 22,500 shares of restricted stock were released and vested. As of April 1, 2018, there were no remaining unvested shares related to restricted stock.

On May 11, 2015, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued 25% on or about each of May 1 of 2016, 2017, 2018 and 2019, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of April 1, 2018, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately one year.

On May 11, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company. These awards provide for the issuance of the shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued 25% on or about each of May 1 of 2017, 2018, 2019 and 2020, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of April 1, 2018, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately two years.

On May 10, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 18,000 RSU awards to non-employee directors of the Company and to the Executive Chairman.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2018, 2019, 2020 and 2021, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the common stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of April 1, 2018, 8,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 48,000 of these RSUs outstanding.

As of April 1, 2018, there was approximately $0.6 million of total unrecognized compensation cost related to all outstanding RSUs issued in fiscal year 2018, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

Subsequent to the Company’s 2018 fiscal year end, on May 10, 2018, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 18,000 RSU awards to non-employee directors and the Executive Chairman of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of May 1 of 2019, 2020, 2021 and 2022, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

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

Stock Options:  The grant date value of the Company’s stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years. During fiscal 2018, stock options for 110,000 shares were forfeited due to employee departure.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided the option remains outstanding. The following tables summarize the pertinent information for outstanding options.

	2018		2017
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant
Unvested options, beginning of period	395,000	$1.96	100,000	3.43
Options Granted	230,000	2.57	410,000	1.85
Options Vested	(122,500)	1.87	(25,000)	3.55
Options Forfeited/Cancelled	(110,000)	2.42	(90,000)	2.64
Unvested options, end of period	392,500	$2.21	395,000	$1.96

			April 1, 2018
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2018	230,000	$15.12	170,000	-
2017	410,000	$12.57	330,000	120,833
2016	100,000	$22.42	40,000	26,667
Total			540,000	147,500

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2018	32.63%	1.96%	5.34%	4.0	$2.57
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of April 1, 2018, there was approximately $0.8 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years. No options were exercised during fiscal 2018, 2017, or 2016.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended April 1, 2018, March 26, 2017, and March 27, 2016 were $148,700, $137,800, and $48,900, respectively. During the fiscal years ended April 1, 2018, March 26, 2017, and March 27, 2016, 13,423, 12,901, and 9,113 shares were sold to employees under this plan, having a weighted average market value of $11.08, $10.68, and $16.86, respectively.

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

As of April 1, 2018 and March 26, 2017, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, our term loan, life insurance policies and other current liabilities approximate their fair values as of April 1, 2018 and March 26, 2017 due to their short-term nature.

Fair value of long term debt is calculated using current market interest rates, which we consider to be a Level 2 input as described in the fair value accounting guidance on fair value measurements, and future principle payments, as of April 1, 2018 and March 26, 2017 is estimated as follows:

	April 1, 2018		March 26, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Note payable to Baltimore County	$29,600	$28,827	$56,300	$54,229

Note 18. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2018, 2017, and 2016 totaled $2,440,000, $55,600, and $1,979,800, respectively. Cash paid for interest during fiscal years 2018, 2017, and 2016 totaled $406,200, $60,600, and $180,300, respectively. No interest was capitalized during fiscal years 2018, 2017 and 2016.

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2018, 2017, and 2016, sales of products purchased from the Company's top ten vendors accounted for 43%, 41%, and 42% of total revenues, respectively. Products purchased from the Company’s largest commercial vendor accounted for approximately 11%, 10%, and 11% of total revenues in fiscal years 2018, 2017, and 2016, respectively. Products purchased from the Company’s largest retail vendor accounted for approximately 10%, 11%, and 15% of total revenues in fiscal years 2018, 2017, and 2016, respectively. The Company is dependent on the ability of its vendors to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including the suppliers referenced above, or of other suppliers whose products may be difficult to source on comparable terms elsewhere, or the loss of one or more of certain ongoing affinity relationships, would have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or vendor relationships. For fiscal years 2018, 2017, and 2016, sales of products to the Company's top ten customer relationships accounted for 28%, 26%, and 22% of total revenues, respectively. No customer accounted for more than 10% of total revenues in fiscal year 2018, 2017, and 2016.

Note 20. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended April 1, 2018 and March 26, 2017 is presented in the table below. For comparison purposes, fiscal quarter ended April 1, 2018 has fourteen weeks, all other quarters have thirteen weeks.

	Fiscal Year 2018 Quarters Ended				Fiscal Year 2017 Quarters Ended
	April 1,	December 24,	September 24,	June 25,	March 26,	December 25,	September 25,	June 26,
	2018	2017	2017	2017	2017	2016	2016	2016
Revenues	$148,920,100	$146,260,300	$145,083,500	$140,010,800	$122,602,900	$147,198,400	$134,633,800	$128,860,000
Cost of goods sold	117,381,400	116,660,500	115,160,400	110,844,000	96,665,300	117,229,800	105,878,200	101,754,000
Gross profit	31,538,700	29,599,800	29,923,100	29,166,800	25,937,600	29,968,600	28,755,600	27,106,000
Selling, general and administrative expenses	30,357,600	27,413,200	26,674,400	27,881,500	26,890,400	27,860,700	26,709,500	26,955,700
Restructuring charges	—	—	—	—	806,600	—	—	—
Operating expenses	30,357,600	27,413,200	26,674,400	27,881,500	27,697,000	27,860,700	26,709,500	26,955,700
Income (loss) from operations	1,181,100	2,186,600	3,248,700	1,285,300	(1,759,400)	2,107,900	2,046,100	150,300
Interest, net	89,500	114,500	156,500	68,600	(7,100)	37,100	17,200	11,400
Income (loss) before provision for income taxes	1,091,600	2,072,100	3,092,200	1,216,700	(1,752,300)	2,070,800	2,028,900	138,900
Provision for income taxes	(76,800)	501,900	1,318,300	533,800	(895,000)	843,100	1,034,700	58,400
Net income (loss)	$1,168,400	$1,570,200	$1,773,900	$682,900	$(857,300)	$1,227,700	$994,200	$80,500
Diluted earnings (loss) per share	$0.14	$0.19	$0.21	$0.08	$(0.10)	$0.15	$0.12	$0.01
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries (the Company) as of April 1, 2018 and March 26, 2017, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended April 1, 2018, and the related notes (collectively referred to as the “consolidated financial statements”) and financial statement schedule listed in the Index at Item 15(a)2. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2018 and March 26, 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2018, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Baltimore, Maryland

June 1, 2018

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of April 1, 2018.

The effectiveness of our internal control over financial reporting as of April 1, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of April 1, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, TESSCO Technologies Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of April 1, 2018 and March 26, 2017, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 1, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated June 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

June 1, 2018

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

Consolidated Balance Sheets as of April 1, 2018 and March 26, 2017

Consolidated Statements of Income for the fiscal years ended April 1, 2018, March 26, 2017 and March 27, 2016

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended April 1, 2018, March 26, 2017 and March 27, 2016

Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2018, March 26, 2017 and March 27, 2016

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

3.2.3

Second Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2016).

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

10.3.2

Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).

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

10.5.2

Guaranty and Security Agreement dated as of June 24, 2016, among TESSCO Technologies Incorporated and its subsidiaries, the Lenders party thereto, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed with the Securities and Exchange Commission on June 24, 2016).

10.5.3

First Amendment to Credit Agreement, dated as of July 13, 2017, by and among the Company and certain subsidiaries, as co-borrowers, and SunTrust Bank, as administrative agent and lender, and Wells Fargo Bank NA, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2017).

10.5.4

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

10.5.5

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

10.7.3*	Form of Severance and Restrictive Covenant Agreement entered into between the Company and Elizabeth S. Robinson.
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

101.1*

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended April 1, 2018 formatted in XBRL: (i) Consolidated Statement of Income for the years ended April 1, 2018, March 26, 2017 and March 27, 2016; (ii) Consolidated Balance Sheet at April 1, 2018 and March 26, 2017; (iii)  Consolidated Statement of Cash Flows for the years April 1, 2018 and March 26, 2017; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2018	2017	2016
Allowance for doubtful accounts:
Balance, beginning of period	$782,200	$841,400	$661,900
Provision for bad debts	797,100	674,200	637,100
Write-offs and other adjustments	(484,400)	(733,400)	(457,600)
Balance, end of period	$1,094,900	$782,200	$841,400

	2018	2017	2016
Inventory Reserve:
Balance, beginning of period	$6,360,600	$6,071,100	$5,780,600
Inventory reserve expense	4,361,400	3,193,200	3,412,000
Write-offs and other adjustments	(4,982,300)	(2,903,700)	(3,121,500)
Balance, end of period	$5,739,700	$6,360,600	$6,071,100

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Murray Wright
Murray Wright, President and Chief Executive Officer
June 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Murray Wright	President and Chief Executive Officer (principal executive officer)	June 1, 2018
Murray Wright

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 1, 2018
Aric Spitulnik

/s/ Robert B. Barnhill, Jr.	Chairman of the Board	June 1, 2018
Robert B. Barnhill, Jr.

/s/ Jay G. Baitler	Director	June 1, 2018
Jay G. Baitler

/s/ John D. Beletic	Director	June 1, 2018
John D. Beletic

/s/ Benn R. Konsynski	Director	June 1, 2018
Benn R. Konsynski

/s/ Dennis J. Shaughnessy	Director	June 1, 2018
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 1, 2018
Morton F. Zifferer