Form 10-Q
period 2018-07-01
TESSCO TECHNOLOGIES INC
filed 2018-07-27
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018 or

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 20, 2018, was 8,426,655.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	July 1,	April 1,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,000	$19,400
Trade accounts receivable, net of allowance for doubtful accounts of $1,417,500 and $1,094,900, respectively	92,815,800	87,862,300
Product inventory, net	86,367,200	72,323,000
Prepaid expenses and other current assets	5,585,400	4,489,100
Total current assets	184,777,400	164,693,800

Property and equipment, net	13,679,200	13,662,800
Goodwill, net	11,677,700	11,677,700
Deferred tax assets	713,200	710,500
Other long-term assets	8,920,900	8,678,900
Total assets	$219,768,400	$199,423,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$82,483,900	$67,041,100
Payroll, benefits and taxes	6,645,200	8,291,100
Income and sales tax liabilities	2,709,800	2,339,200
Accrued expenses and other current liabilities	2,795,000	1,370,300
Revolving line of credit	15,770,600	10,835,400
Current portion of long-term debt	22,800	27,300
Total current liabilities	110,427,300	89,904,400

Deferred tax liabilities	—	—
Long-term debt, net of current portion	—	2,300
Other long-term liabilities	1,475,800	1,465,400
Total liabilities	111,903,100	91,372,100

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,143,580 shares issued and 8,422,082 shares outstanding as of July 1, 2018, and 14,111,703 shares issued and 8,396,537 shares outstanding as of April 1, 2018	99,300	99,000
Additional paid-in capital	61,062,200	60,611,900
Treasury stock, at cost, 5,721,498 shares as of July 1, 2018 and 5,715,166 shares as of April 1, 2018	(57,614,100)	(57,503,000)
Retained earnings	104,317,900	104,843,700
Total shareholders’ equity	107,865,300	108,051,600
Total liabilities and shareholders’ equity	$219,768,400	$199,423,700

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Three Months Ended
	July 1, 2018	June 25, 2017

Revenues	$150,919,400	$140,010,800
Cost of goods sold	120,221,300	110,844,000
Gross profit	30,698,100	29,166,800
Selling, general and administrative expenses	28,961,300	27,881,500
Income from operations	1,736,800	1,285,300
Interest expense, net	174,400	68,600
Income before provision for income taxes	1,562,400	1,216,700
Provision for income taxes	404,000	533,800
Net income	$1,158,400	$682,900
Basic earnings per share	$0.14	$0.08
Diluted earnings per share	$0.13	$0.08
Basic weighted-average common shares outstanding	8,410,909	8,349,259
Effect of dilutive options and other equity instruments	193,911	53,672
Diluted weighted-average common shares outstanding	8,604,820	8,402,931
Cash dividends declared per common share	$0.20	$0.20

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	July 1, 2018	June 25, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,158,400	$682,900
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	937,100	989,600
Non-cash stock-based compensation expense	320,500	247,600
Deferred income taxes and other	249,486	196,600
Change in trade accounts receivable	(4,953,500)	(15,029,100)
Change in product inventory	(14,044,200)	(8,121,400)
Change in prepaid expenses and other current assets	(1,096,300)	(821,600)
Change in trade accounts payable	15,442,800	9,530,400
Change in payroll, benefits and taxes	(1,645,900)	(1,711,100)
Change in income and sales tax liabilities	370,600	107,600
Change in accrued expenses and other current liabilities	1,554,800	(218,800)
Net cash used in operating activities	(1,706,214)	(14,147,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(413,000)	(182,600)
Purchases of internal use software licenses	(1,024,286)	(661,000)
Net cash used in investing activities	(1,437,286)	(843,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	4,935,200	8,338,100
Proceeds from note receivable	—	15,300
Payments on long-term debt	(6,800)	(6,600)
Cash dividends paid	(1,684,200)	(1,672,400)
Purchases of treasury stock and repurchases of stock from employees	(111,100)	(64,900)
Net cash provided by financing activities	3,133,100	6,609,500

Net decrease in cash and cash equivalents	(10,400)	(8,381,400)

CASH AND CASH EQUIVALENTS, beginning of period	19,400	8,540,100

CASH AND CASH EQUIVALENTS, end of period	$9,000	$158,700

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

In management’s opinion, the accompanying interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim Consolidated Financial Statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2018.

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements and will adopt the standard on the first day of the Company’s 2020 fiscal year.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard will change the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, will now be classified as financing activities. Previously, these payments were classified as operating expenses. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and will be applied retrospectively. The Company does not expect that the adoption of this new standard, on the first day of the Company’s 2020 fiscal year, will have a material impact on its Consolidated Financial Statements.

Recently issued accounting pronouncements adopted:

Effective April 2, 2018, the Company adopted the FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the timing of revenue recognition, our results of operations, cash flows, or financial position. Revenue continues to be recognized at a point in time for our product sales when products are shipped to or received by the customer depending on the shipping terms.

The Company has changed the presentation of its returns reserve. The amount of expected returns are now recognized as a refund liability within the Accrued Expenses line item of the balance sheet. This liability represents the obligation to return customer consideration. The value of the expected goods returned by customers is now recognized as a return asset within the inventory line item of the balance sheet. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the inventory asset are recorded as cost of goods sold. As of July 1, 2018, the return asset and refund liability amounts were $1.5 million and $2.0 million, respectively.  Prior periods were not adjusted to reflect this change.

On December 22, 2017 President Trump signed into law the “Tax Cut and Jobs Act” (the “Tax Act”. In December 2017, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), in response to the Tax Act.   SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. In its financial statements for the year ended April 1 2018, the Company included a provisional tax benefit estimate of approximately $0.2 million for the re-measurement of its U.S. deferred tax assets and liabilities to a 21% effective tax rate. We continue to evaluate the implications of the Tax Act and have not made any adjustments to the provisional amounts recorded in the prior year. Additional tax impacts from the Tax Act will be recorded as they are identified in the measurement period which will not extend past December 22, 2018. The final impact of the Tax Act may differ from the provisional amounts that have been recognized, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, or any updates or changes to estimates utilized to calculate the tax impacts, including changes to estimates for permanently disallowed expenses, of the Tax Act. Additionally, the Company intends to file its 2017 U.S. income tax return in the second half of 2018, which may change our tax basis in temporary differences, and other elements of the income tax effects of the Tax Act estimated as of April 1, 2018. This may result in an adjustment to the tax provision and be reflected as a re-measurement amount recorded in the financial statements during the quarter in which the U.S. tax return is filed.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter ended July 1, 2018 included $320,500 of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter ended June 25, 2017 included $247,600 of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the 1994 Plan, for the first three months of fiscal 2019:

	Three Months	Weighted
	Ended	Average Fair
	July 1,	Value at Grant
	2018	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	67,000	$12.65
PSU’s Granted	71,000	15.58
PSU’s Vested	(14,257)	12.66
PSU’s Forfeited/Cancelled	(16,750)	12.65
Unvested shares available for issue under outstanding PSUs, end of period	106,993	$14.59

During the first quarter of fiscal 2019, on May 10, 2018, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the  grant of PSUs to selected key employees, providing them with the opportunity to earn up to 71,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one-year measurement period (fiscal 2019), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2019 will vest 25% and be issued ratably on or about each of May 1 of 2019, 2020, 2021 and 2022, provided that the respective employees remain employed by or associated with the Company on each such date.

The PSUs cancelled during fiscal 2019 related to the fiscal 2018 grant of PSUs, which had a one-year measurement period (fiscal 2018). The PSUs were cancelled because the applicable fiscal 2018 performance targets were not fully attained. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

If all PSUs granted thus far in fiscal 2019 are assumed to be earned on account of the applicable performance metrics being fully met, total unrecognized compensation costs on these PSUs would be approximately $1.0 million, as of July 1, 2018, and would be expensed through fiscal 2022. To the extent the maximum number of PSUs granted in fiscal 2019 are not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has made annual RSU awards under the 1994 Plan to its non-employee directors over recent years. On May 10, 2018, the Compensation Committee approved the grant of an aggregate of 18,000 RSUs, ratably to the five non-employee directors of the Company, and to Mr. Barnhill. In addition to this, effective June 6, 2018 Paul J. Gaffney was appointed to the Board of Directors and was granted 3,000 RSUs. These RSU awards to non-employee directors and to Mr. Barnhill provide for the issuance of shares of the Company’s common stock in four equal installments, beginning on May 1 of the year following the award and continuing on May first of each of the following three years, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each date.

On August 8, 2017, the Compensation Committee approved the grant of an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of July 1, 2018, 8,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 48,000 of these RSUs outstanding.

As of July 1, 2018, there was approximately $1.0 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

Stock Options: As summarized below, in the first quarter of fiscal 2019, stock options for an aggregate of 49,000 shares of common stock were granted, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Three Months	Weighted
	Ended	Average Fair
	July 1,	Value at Grant
	2018	Date (per unit)
Unvested options, beginning of period	392,500	$2.21
Options Granted	49,000	4.70
Options Vested	(63,542)	2.24
Options Forfeited/Cancelled	—	—
Unvested options, end of period	377,958	$3.29

			July 1, 2018
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2019	49,000	$17.55	49,000	-
2018	230,000	$15.12	170,000	40,417
2017	410,000	$12.57	330,000	141,458
2016	100,000	$22.64	40,000	29,167
Total			589,000	211,042

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2019	35.80%	3.04%	4.56%	4.0	$4.70
2018	32.63%	1.96%	5.34%	4.0	$2.57
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of July 1, 2018, there was approximately $0.9 million of total unrecognized compensation costs, related to these awards. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

Note 4. Borrowings Under Revolving Credit Facility

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, for a senior asset based secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”). This replaced our then existing $35 million unsecured revolving credit facility with both SunTrust Bank and Wells Fargo Bank, National Association, which had no outstanding principal balance at the time of replacement. The secured Revolving Credit Facility, as it was initially established,  included terms providing for its maturity after five years, on June 24, 2021, and for a $5.0 million sublimit for the issuance of standby letters of credit and a $10.0 million sublimit for swing line loans. Borrowing Availability under the secured Revolving Credit Facility as it was initially established was determined in part in accordance with a Borrowing Base, defined in the Credit Agreement, generally, as 85% of Eligible Receivables minus Reserves, as those terms were defined in the Credit Agreement.  The Credit Agreement included financial and other covenants, and pursuant to a related Guaranty and Security Agreement by and among the Company, the other Company affiliate borrowers under the Credit Agreement and other subsidiaries of the Company, referred to collectively as the Loan Parties, and SunTrust Bank, as Administrative Agent, the Loan Parties’ obligations, which included the obligations under the Credit Agreement, were guaranteed by those Loan Parties not otherwise borrowers, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) inventory, accounts receivable and deposit accounts, and in all documents, instruments, general intangibles, letter of credit rights and chattel paper, in each case to the extent relating to inventory and accounts, and all proceeds of the foregoing.  The security interests were granted in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time. The obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

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

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On July 1, 2018, the interest rate applicable to borrowings under the replacement Revolving Credit Facility was 3.49%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and other Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by them in connection with the secured credit facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising under the Amended and Restated Credit Facility from time to time.

Borrowings may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of July 1, 2018, borrowings under this Revolving Credit Facility totaled $15.8 million and, therefore, the Company had $59.2 million available for borrowing as of July 1, 2018, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of April 1, 2018, borrowings under this Revolving Credit Facility totaled $10.8 million and, therefore, the Company had $64.2 million available on its revolving line of credit facility as of April 1, 2018.

Note 5. Income Taxes

As of July 1, 2018, the Company had a gross amount of unrecognized tax benefits of $116,200 ($91,800 net of federal benefit).  As of April 1, 2018, the Company had a gross amount of unrecognized tax benefits of $112,700 ($87,200 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of fiscal 2019 was an expense of $10,000 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of July 1, 2018 was $255,900 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first three months of fiscal 2018 was an expense of $10,800 (net of federal benefit). The cumulative amount of interest and penalties included as a liability in the consolidated balance sheet as of April 1, 2018 was $250,500 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest, is as follows:

Beginning balance at April 1, 2018 of unrecognized tax benefit	$112,700
Increases related to current period tax positions	3,500
Reductions as a result of a lapse in the applicable statute of limitations	—
Ending balance at July 1, 2018 of unrecognized tax benefits	$116,200

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. At July 1, 2018, stock options with respect to 589,000 shares of common stock were outstanding, of which 60,000 were anti-dilutive. At June 25, 2017, stock options with respect to 620,000 shares of common stock were outstanding, of which 240,000 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of July 1, 2018 or June 25, 2017, respectively.

Note 7. Business Segments

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government including federal agencies and state and local governments that run wireless networks for their own use as well as value-added resellers who specialize in selling to the government;  (3) private system operators including commercial entities such as enterprise customers, major utilities and transportation companies; and (4) value-

added resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for the enterprise market. The retail segment consists of the retail market which includes retailers, independent dealer agents and carriers.

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

Segment activity for the first quarter of fiscal years 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	July 1, 2018			June 25, 2017
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$40,360	$—	$40,360	$26,598	$—	$26,598
Government	9,231	—	9,231	8,445	—	8,445
Private System Operators	21,634	—	21,634	21,042	—	21,042
Value-Added Resellers	34,682	—	34,682	35,040	—	35,040
Retail	—	45,012	45,012	—	48,886	48,886
Total revenues	$105,907	$45,012	$150,919	$91,125	$48,886	$140,011

Gross Profit
Public Carrier	$5,626	$—	$5,626	$4,128	$—	$4,128
Government	2,137	—	2,137	2,004	—	2,004
Private System Operators	4,865	—	4,865	4,607	—	4,607
Value-Added Resellers	8,915	—	8,915	8,961	—	8,961
Retail	—	9,155	9,155	—	9,467	9,467
Total gross profit	$21,543	$9,155	$30,698	$19,700	$9,467	$29,167

Directly allocable expenses	8,081	3,809	11,890	8,522	3,750	12,272
Segment net profit contribution	$13,462	$5,346	18,808	$11,178	$5,717	16,895
Corporate support expenses			17,246			15,678
Income before provision for income taxes			$1,562			$1,217

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	July 1, 2018	June 25, 2017
Revenues
Base station infrastructure	$74,314	$59,070
Network systems	22,777	23,837
Installation, test and maintenance	7,431	6,993
Mobile device accessories	46,397	50,111
Total revenues	$150,919	$140,011

Gross Profit
Base station infrastructure	$15,716	$14,057
Network systems	3,663	3,829
Installation, test and maintenance	1,473	1,419
Mobile device accessories	9,846	9,862
Total gross profit	$30,698	$29,167

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested PSUs, stock option exercises and vested RSUs. For the three months ended July 1, 2018 and June 25, 2017, the aggregate value of the shares withheld totaled $111,100 and $64,800, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters ended July 1, 2018 and June 25, 2017, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended July 1, 2018, sales of products purchased from the Company’s largest wireless infrastructure supplier and mobile device accessories supplier accounted for 14.2% and 8.0% of consolidated revenue, respectively. For the fiscal quarter ended June 25, 2017, sales of products purchased from the Company’s largest wireless infrastructure supplier and largest mobile device accessories supplier accounted for 11.8% and 11.1% of consolidated revenue, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2018.

Business Overview and Environment

TESSCO architects and delivers innovative product and value chain solutions to support wireless broadband systems. Although we sell products to customers in many countries, approximately 98% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) government, including federal agencies and state and local governments that run wireless networks for their own use, as well as value-added resellers who specialize in selling to the government;  (3) private system operators, including commercial entities such as enterprise customers, major utilities and transportation companies; and (4) value-added resellers that sell, install and/or service cellular telephone, wireless networking, broadband and two-way radio communications equipment primarily for enterprise customers. The retail segment consists of the retail market which includes retailers, independent dealer agents and carriers.

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

Our first quarter fiscal 2019 revenue increased by 7.8% compared to the first quarter of fiscal 2018. We experienced first quarter fiscal 2019 revenue growth within our commercial segments of 16.2% and a decrease in revenue in the retail segment of 7.9%, as compared to the first fiscal quarter of 2018. The growth in our commercial segment was driven by increases in our public carrier, government and, private system operators markets. For the retail segment, year over year, revenue declined due, in part, to the timing of two Samsung Galaxy phone launches. The prior launch occurred in the first quarter of fiscal 2018, while the most recent launch instead occurred in the fourth fiscal quarter of 2018, contributing to a decline in year over year first quarter revenue. On the product side, revenue increased in our base station infrastructure and our installation, test and maintenance categories by 25.8% and 6.3%, respectively. Revenue decreased in our network systems and our mobile device accessories categories by 4.4% and 7.4%, respectively, for the first quarter of fiscal 2019, compared to the same quarter last year.

Our first quarter fiscal year 2019 gross profit increased by 5.3%, compared to the first quarter of fiscal year 2018. The increase in gross profit was primarily the result of the increase in revenue discussed above, and in part the result of slightly compressed gross profit margins caused by changes in customer and product mix, including a lower percentage of proprietary Ventev® sales as compared to the prior year period and a larger percentage of overall sales from the public carrier market. Total selling, general and administrative expenses increased by 3.9% compared to the prior-year quarter. The new tax law that went into effect in the third quarter of fiscal 2018 resulted in a significantly lower tax rate in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. As a result of the factors discussed above, net income increased by 69.6% and diluted earnings per share increased by 62.5% compared to the prior-year quarter.

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

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the marketplace is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. Our ability to maintain customer and vendor relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 440 manufacturers, provide us with a significant competitive advantage over new entrants to the marketplace.

Results of Operations

First Quarter of Fiscal Year 2019 Compared with First Quarter of Fiscal Year 2018

Total Revenues. Revenues for the first quarter of fiscal 2019 increased 7.8% compared with the first quarter of fiscal 2018. Within our commercial segment, revenues in our public carrier market increased by 51.7%. This growth was primarily driven by our ability to expand market share with Tier 1 Carrier installers and contractors. We also experienced revenue growth within our government and private system operators markets of 9.3% and 2.8%, respectively, over the prior year quarter. The increase in revenue from our government market was primarily related to increased spending by government contractors related to state and local government fiscal year ends. The increase in revenue for our private system operators is primarily driven by increases from manufacturing and mining customers. Revenues in our value-added resellers market decreased slightly by 1.0%. The growth in our commercial segment was partially offset by a decline in our retail segment of 7.9%, as compared to the first fiscal quarter of 2018.  The first fiscal quarter of 2018 included retail segment revenue associated with the introduction by Samsung of a new Galaxy phone.  This year, Samsung again introduced a new Galaxy phone, but did so earlier in the calendar year, leading to the receipt of a significant portion of related revenues in the fourth quarter of fiscal 2018, instead of the first quarter of fiscal 2019.

Total Gross Profit. Gross profit for the first quarter of fiscal 2019 increased by 5.2% compared to the first quarter of fiscal 2018. Overall gross profit margin decreased slightly from 20.8% in the first quarter of fiscal 2018 to 20.3% in the first quarter of fiscal 2019. This decline was caused primarily by a change in product and customer mix, including a lower percentage of proprietary Ventev® sales as compared to the prior year period. Within our commercial segment, gross profit in our public carrier, government, and private system operator markets increased by 36.3%, 6.6%, and 5.6%, respectively. Gross profit in our value-added reseller markets decreased slightly by 0.5%. We continue to experience margin compression within the public carrier market because of changes in customer mix, including a higher percentage of sales to Tier 1 Carrier installers and contractors. Within our retail market, gross profit decreased by 3.3% in the first quarter of fiscal 2019 as compared to 2018, due to lower revenue, but was partially offset by changes in customer mix and support from our vendors to secure additional business.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 3.9% for the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. Selling, general and administrative expenses as a percentage of revenues decreased from 19.9% for the first quarter of fiscal 2018, to 19.2% for the first quarter of fiscal 2019.

The increase in our selling, general and administrative expenses was primarily due to the increase in our information technology expense of $0.8 million during the first quarter of fiscal 2019, compared to the first quarter of fiscal 2018. We continue to invest in our information technology infrastructure to support our sales initiatives.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $356,200 and $231,000 for the fiscal quarter ended July 1, 2018 and June 25, 2017, respectively.

Interest, Net. Net interest expense increased from $68,600 for the first quarter of fiscal 2018 to $174,400 for the first quarter of fiscal 2019. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 43.9% for the first quarter of fiscal 2018 to 25.9% for the first quarter of fiscal 2019. The effective tax rate for the first quarter of fiscal 2019 was lower primarily due to a change in tax law.  The annual federal rate has dropped from 35% to 21% due to the Tax Act. As a result of the factors discussed above, net income increased 69.6% and diluted earnings per share increased 62.5% for the first quarter of fiscal 2019, compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the three months ended July 1, 2018 and June 25, 2017.

	Three Months Ended
	July 1, 2018	June 25, 2017
Cash flow used in operating activities	$(1,706,214)	$(14,147,300)
Cash flow used in investing activities	(1,437,286)	(843,600)
Cash flow provided by financing activities	3,133,100	6,609,500
Net decrease in cash and cash equivalents	$(10,400)	$(8,381,400)

We used $1.7 million of net cash from operating activities for the first three months of fiscal 2019, compared with net cash used in operating activities of $14.1 million for the first three months of fiscal 2018. This fiscal 2018 outflow was driven by an increase in accounts receivable and product inventory, partially offset by net income and an increase in accounts payable. We have determined that increasing sales to our public carrier customers requires significant investments in inventory, which times results in larger accounts receivable balances. Accounts payable also increased in response to higher inventory levels. Both current and potential opportunities within our public carrier business have required an increase in working capital investments. As such, on October 19, 2017 we entered into the Amended and Restated Credit Agreement, as discussed below, based upon our anticipated borrowing and cash needs.

Net cash used in investing activities of $1.4 million for the first three months of fiscal 2019 was up from expenditures of $0.8 million for the first three months of fiscal 2018. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $3.1 million for the first three months of fiscal 2019, compared to $6.6 million provided in the first three months of fiscal 2018. During the first three months of fiscal 2019 and 2018, we utilized our asset based secured Revolving Credit Facility, leading to a cash inflow of $4.9 million and $8.3 million, respectively. During the first three months of each of fiscal 2019 and fiscal 2018, we had cash outflows of $1.7 million due to cash dividends paid to shareholders.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with the Company’s primary lenders. Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility previously established in June 2016, was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million.  In addition to expanding the borrowing limit, the Amended and Restated Credit Facility extends the applicable maturity date to October 19, 2021. As of July 1, 2018, we had a $15.8 million balance on the Revolving Credit Facility; therefore, we had $59.2 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and the other Company affiliate borrowers and subsidiaries, referred to collectively as the Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by the Loan Parties in connection with the secured credit facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising under the Amended and Restated Credit Facility from time to time.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At July 1, 2018, the principal balance of this term loan was $22,800.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in June 2018. On July 16, 2018, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on August 15, 2018 to shareholders of record as of August 1, 2018.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of July 1, 2018, we do not have any material capital expenditure commitments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no long-term variable rate debt obligations as of July 1, 2018. Based on July 1, 2018 borrowing levels, a 1.0% increase or decrease in current market interest rates would have an immaterial effect on our statement of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1*	Form of Stock Option Agreement – Officers
31.1.1*	Certification of Chief Executive Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1*	Certification of Chief Financial Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	Certification of periodic report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1*	Certification of periodic report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2018 formatted in XBRL: (i) Consolidated Statement of Income for the three and three months ended July 1, 2018 and June 25, 2017; (ii) Consolidated Balance Sheet at July 1, 2018 and April 1, 2018; (iii)  Consolidated Statement of Cash Flows for the three months ended July 1, 2018 and June 25, 2017; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: July 27, 2018
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)