Form 10-Q
period 2018-09-30
TESSCO TECHNOLOGIES INC
filed 2018-11-09
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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

Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of November 2, 2018, was 8,453,098.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 30,	April 1,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$19,400
Trade accounts receivable, net of allowance for doubtful accounts of $1,912,800 and $1,094,900, respectively	97,895,300	87,862,300
Product inventory, net	89,669,300	72,323,000
Prepaid expenses and other current assets	4,918,000	4,489,100
Total current assets	192,482,600	164,693,800

Property and equipment, net	13,775,200	13,662,800
Goodwill, net	11,677,700	11,677,700
Deferred tax assets	715,800	710,500
Other long-term assets	8,377,300	8,678,900
Total assets	$227,028,600	$199,423,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$87,662,400	$67,041,100
Payroll, benefits and taxes	6,027,700	8,291,100
Income and sales tax liabilities	1,139,400	2,339,200
Accrued expenses and other current liabilities	2,935,100	1,370,300
Revolving line of credit	19,741,400	10,835,400
Current portion of long-term debt	16,000	27,300
Total current liabilities	117,522,000	89,904,400

Long-term debt, net of current portion	—	2,300
Other long-term liabilities	1,470,100	1,465,400
Total liabilities	118,992,100	91,372,100

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,161,026 shares issued and 8,439,528 shares outstanding as of September 30, 2018, and 14,111,703 shares issued and 8,396,537 shares outstanding as of April 1, 2018	99,500	99,000
Additional paid-in capital	61,729,400	60,611,900
Treasury stock, at cost, 5,721,498 shares as of September 30, 2018 and 5,715,166 shares as of April 1, 2018	(57,614,100)	(57,503,000)
Retained earnings	103,821,700	104,843,700
Total shareholders’ equity	108,036,500	108,051,600
Total liabilities and shareholders’ equity	$227,028,600	$199,423,700

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017

Revenues	$158,636,100	$145,083,500	$309,555,500	$285,094,300
Cost of goods sold	127,241,400	115,160,400	247,462,700	226,004,400
Gross profit	31,394,700	29,923,100	62,092,800	59,089,900
Selling, general and administrative expenses	29,477,300	26,674,400	58,438,600	54,555,900
Income from operations	1,917,400	3,248,700	3,654,200	4,534,000
Interest expense, net	244,800	156,500	419,200	225,100
Income before provision for income taxes	1,672,600	3,092,200	3,235,000	4,308,900
Provision for income taxes	481,800	1,318,300	885,800	1,852,100
Net income	$1,190,800	$1,773,900	$2,349,200	$2,456,800
Basic earnings per share	$0.14	$0.21	$0.28	$0.29
Diluted earnings per share	$0.14	$0.21	$0.27	$0.29
Basic weighted-average common shares outstanding	8,429,678	8,365,383	8,420,293	8,357,213
Effect of dilutive options and other equity instruments	166,571	27,614	180,182	40,643
Diluted weighted-average common shares outstanding	8,596,249	8,392,997	8,600,475	8,397,856
Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 30, 2018	September 24, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,349,200	$2,456,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,838,000	2,031,000
Non-cash stock-based compensation expense	705,300	501,900
Deferred income taxes and other	666,400	218,800
Change in trade accounts receivable	(10,033,000)	(28,205,300)
Change in product inventory	(17,346,300)	(9,244,700)
Change in prepaid expenses and other current assets	(428,900)	(565,100)
Change in trade accounts payable	20,621,300	15,589,200
Change in payroll, benefits and taxes	(2,263,400)	63,900
Change in income and sales tax liabilities	(1,199,800)	391,400
Change in accrued expenses and other current liabilities	1,840,300	(37,800)
Net cash used in operating activities	(3,250,900)	(16,799,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(887,300)	(284,100)
Purchases of internal use software licenses	(1,428,500)	(1,179,000)
Net cash used in investing activities	(2,315,800)	(1,463,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	8,906,000	13,278,600
Proceeds from note receivable	—	38,300
Payments on long-term debt	(13,600)	(13,300)
Proceeds from issuance of common stock	137,200	76,400
Cash dividends paid	(3,371,200)	(3,346,600)
Purchases of treasury stock and repurchases of stock from employees	(111,100)	(64,800)
Net cash provided by financing activities	5,547,300	9,968,600

Net decrease in cash and cash equivalents	(19,400)	(8,294,400)

CASH AND CASH EQUIVALENTS, beginning of period	19,400	8,540,100

CASH AND CASH EQUIVALENTS, end of period	$—	$245,700

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

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has identified the full population of leases and does not expect the adoption of the standard to have a material impact on the Consolidated Financial Statements. The standard will be adopted on the first day of the Company’s 2020 fiscal year.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. This ASU is effective for periods beginning after December 15, 2019. The company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements and will adopt the standard on the first day of the Company’s 2021 fiscal year.

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

The Company has changed the presentation of its returns reserve. The amount of expected returns are now recognized as a refund liability within the Accrued Expenses line item of the balance sheet. This liability represents the obligation to return customer consideration. The value of the expected goods returned by customers is now recognized as a return asset within the inventory line item of the balance sheet. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the inventory asset are recorded as cost of goods sold. As of September 30, 2018, the return asset and refund liability amounts were $1.6 million and $2.0 million, respectively.  Prior periods were not adjusted to reflect this change.

On December 22, 2017 President Trump signed into law the “Tax Cut and Jobs Act” (the “Tax Act”). In December 2017, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), in response to the Tax Act.   SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. In its financial statements for the year ended April 1 2018, the Company included a provisional tax benefit estimate of approximately $0.2 million for the re-measurement of its U.S. deferred tax assets and liabilities to a 21% effective tax rate. We continue to evaluate the implications of the Tax Act and have not made any adjustments to the provisional amounts recorded in the prior year. Additional tax impacts from the Tax Act will be recorded as they are identified in the measurement period which will not extend past December 22, 2018. The final impact of the Tax Act may differ from the provisional amounts that have been recognized, due to, among other things, changes in the Company’s interpretation of the Tax Act, legislative or administrative actions to clarify the intent of the statutory language provided that differ from the Company’s current interpretation, or any updates or changes to estimates utilized to calculate the tax impacts, including changes to estimates for permanently disallowed expenses, of the Tax Act. Additionally, the Company intends to file its 2017 U.S. income tax return in the second half of 2018, which may change our tax basis in temporary differences, and other elements of the income tax effects of the Tax Act estimated as of April 1, 2018. This may result in an adjustment to the tax provision and be reflected as a re-measurement amount recorded in the financial statements during the quarter in which the U.S. tax return is filed.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 30, 2018 includes $384,800 and $705,300, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 24, 2017 included $254,300 and $501,900, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the 1994 Plan, for the first six months of fiscal 2019:

	Six Months	Weighted
	Ended	Average Fair
	September 30,	Value at Grant
	2018	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	67,000	$12.65
PSU’s Granted	71,000	15.58
PSU’s Vested	(14,257)	12.66
PSU’s Forfeited/Cancelled	(25,437)	13.46
Unvested shares available for issue under outstanding PSUs, end of period	98,306	$14.55

During the first quarter of fiscal 2019, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of PSUs to select key employees, providing them with the opportunity to earn up to 71,000 shares of the Company’s common stock in the aggregate, depending upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one-year measurement period (fiscal 2019), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2019 will vest 25% and be issued ratably on or about each of May 1 of 2019, 2020, 2021 and 2022, provided that the respective employees remain employed by the Company on each such date.

The PSUs cancelled during fiscal 2019 primarily related to the fiscal 2018 grant of PSUs, which had a one-year measurement period (fiscal 2018). These PSUs were cancelled because the applicable fiscal 2018 performance targets were not fully satisfied. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

If all PSUs granted thus far in fiscal 2019 are assumed to be earned on account of the applicable performance metrics being fully met, total unrecognized compensation costs on these PSUs plus all earned but unvested PSU’s would be approximately $1.0 million, as of September 30, 2018, and would be expensed through fiscal 2022. To the extent the maximum number of PSUs granted in fiscal 2019 are not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has made annual RSU awards under the 1994 Plan to its non-employee directors over recent years. On May 10, 2018, the Compensation Committee approved the grant of an aggregate of 18,000 RSUs, ratably to the then five non-employee directors of the Company, and to Robert B. Barnhill, Jr. In addition to this, effective June 6, 2018, Paul J. Gaffney was appointed to the Board of Directors and was granted 3,000 RSUs. These RSU awards to non-employee directors and to Mr. Barnhill provide for the issuance of shares of the Company’s common stock in four equal installments, beginning on May 1 of the year following the award and continuing on May first of each of the following three years, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each date.

On August 8, 2017, the Compensation Committee approved the grant of an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of September 30, 2018, 8,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 48,000 of these RSUs outstanding.

As of September 30, 2018, there was approximately $0.9 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

Stock Options: As summarized below, in the first six months of fiscal 2019, stock options for an aggregate of 49,000 shares of common stock were granted, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Six Months	Weighted
	Ended	Average Fair
	September 30,	Value at Grant
	2018	Date (per unit)
Unvested options, beginning of period	392,500	$2.21
Options Granted	49,000	4.70
Options Vested	(96,042)	2.20
Options Forfeited/Cancelled	(15,000)	4.57
Unvested options, end of period	330,458	$2.48

			September 30, 2018
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2019	49,000	$17.55	44,000	-
2018	230,000	$15.12	160,000	49,792
2017	410,000	$12.57	330,000	160,833
2016	100,000	$22.64	40,000	31,667
Total			574,000	242,292

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2019	35.80%	3.04%	4.56%	4.0	$4.70
2018	32.63%	1.96%	5.34%	4.0	$2.57
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of September 30, 2018, there was approximately $0.8 million of total unrecognized compensation costs, related to these awards. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

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

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On September 30, 2018, the interest rate applicable to borrowings under the secured Revolving Credit Facility was 3.61%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and other Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by them in connection with the secured Revolving Credit Facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising under the Amended and Restated Credit Facility from time to time.

Borrowings may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of September 30, 2018, borrowings under this Revolving Credit Facility totaled $19.7 million and, therefore, the Company had $55.3 million available for borrowing as of September 30, 2018, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of April 1, 2018, borrowings under this Revolving Credit Facility totaled $10.8 million and, therefore, the Company had $64.2 million available on its revolving line of credit facility as of April 1, 2018.

Note 5. Income Taxes

As of September 30, 2018, the Company had a gross amount of unrecognized tax benefits of $116,200 ($91,800 net of federal benefit).  As of April 1, 2018, the Company had a gross amount of unrecognized tax benefits of $112,700 ($87,200 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2019 was an expense of $19,800 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of September 30, 2018 was $265,600 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first six months of fiscal 2018 was an expense of $24,200 (net of federal benefit). The cumulative amount of interest and penalties included as a liability in the consolidated balance sheet as of April 1, 2018 was $250,500 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest, is as follows:

Beginning balance at April 1, 2018 of unrecognized tax benefit	$112,700
Increases related to current period tax positions	3,500
Reductions as a result of a lapse in the applicable statute of limitations	—
Ending balance at September 30, 2018 of unrecognized tax benefits	$116,200

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. At September 30, 2018, stock options with respect to 574,000 shares of common stock were outstanding, of which 50,000 were anti-dilutive. At September 24, 2017, stock options with respect to 630,000 shares of common stock were outstanding, of which 290,000 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of September 30, 2018 or September 24, 2017, respectively.

Note 7. Business Segments

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) integrators and value-added resellers, which is a newly identified market within our internal structure resulting from the Company’s recent implementation of an enhanced go-to-market strategy and the consolidation of our previously identified value-added resellers, government channels and private system operator markets. This new strategy and the corresponding consolidation of these customer markets is expected to increase sales opportunities across the consolidated group as well as provide better coverage to customers and better align territories with supplier partners. In conjunction with our identification of the integrators and value-added resellers as a newly identified market, as described above, market revenue and gross profit as reported for the prior periods reflected in this Quarterly Report on Form 10 Q have been reclassified accordingly.

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

•

Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

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

Segment activity for the second quarter and first six months of fiscal years 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	September 30, 2018			September 24, 2017
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$39,694	$—	$39,694	$27,423	$—	$27,423
Integrators and value-added resellers	68,650	—	68,650	70,183	—	70,183
Retail	—	50,292	50,292	—	47,478	47,478
Total revenues	$108,344	$50,292	$158,636	$97,606	$47,478	$145,084

Gross Profit
Public Carrier	$4,780	$—	$4,780	$3,777	$—	$3,777
Integrators and value-added resellers	16,912	—	16,912	16,408	—	16,408
Retail	—	9,703	9,703	—	9,738	9,738
Total gross profit	$21,692	$9,703	$31,395	$20,185	$9,738	$29,923

Directly allocable expenses	8,562	4,544	13,106	7,796	3,716	11,512
Segment net profit contribution	$13,130	$5,159	18,289	$12,389	$6,022	18,411
Corporate support expenses			16,616			15,319
Income before provision for income taxes			$1,673			$3,092

	Six Months Ended
	September 30, 2018			September 24, 2017
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$80,054	$—	$80,054	$54,021	$—	$54,021
Integrators and value-added resellers	134,197	—	134,197	134,709	—	134,709
Retail	—	95,304	95,304	—	96,364	96,364
Total revenues	$214,251	$95,304	$309,555	$188,730	$96,364	$285,094

Gross Profit
Public Carrier	$10,406	$—	$10,406	$7,905	$—	$7,905
Integrators and value-added resellers	32,829	—	32,829	31,980	—	31,980
Retail	—	18,858	18,858	—	19,205	19,205
Total gross profit	$43,235	$18,858	$62,093	$39,885	$19,205	$59,090

Directly allocable expenses	16,643	8,353	24,996	16,318	7,466	23,784
Segment net profit contribution	$26,592	$10,505	37,097	$23,567	$11,739	35,306
Corporate support expenses			33,862			30,997
Income before provision for income taxes			$3,235			$4,309

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	September 30, 2018	September 24, 2017
Revenues
Base station infrastructure	$75,515	$59,448
Network systems	22,564	29,180
Installation, test and maintenance	8,891	7,679
Mobile device accessories	51,666	48,777
Total revenues	$158,636	$145,084

Gross Profit
Base station infrastructure	$15,534	$14,086
Network systems	3,561	3,921
Installation, test and maintenance	1,803	1,433
Mobile device accessories	10,497	10,483
Total gross profit	$31,395	$29,923

	Six Months Ended
	September 30, 2018	September 24, 2017
Revenues
Base station infrastructure	$149,829	$118,518
Network systems	45,341	53,017
Installation, test and maintenance	16,322	14,671
Mobile device accessories	98,063	98,888
Total revenues	$309,555	$285,094

Gross Profit
Base station infrastructure	$31,250	$28,143
Network systems	7,224	7,750
Installation, test and maintenance	3,276	2,852
Mobile device accessories	20,343	20,345
Total gross profit	$62,093	$59,090

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested PSUs, stock option exercises and vested RSUs. For the six months ended September 30, 2018 and September 24, 2017, the aggregate value of the shares withheld totaled $111,100 and $64,800, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters and six months ended September 30, 2018 and September 24, 2017, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended September 30, 2018, sales of products purchased from the Company’s largest wireless infrastructure supplier and mobile device accessories supplier accounted for 17.0% and 7.8% of consolidated revenue, respectively. For the fiscal quarter ended September 24, 2017, sales of products purchased from the Company’s largest wireless infrastructure supplier and largest mobile device accessories supplier accounted for 10.3% and 7.9% of consolidated revenue, respectively.

For the six months ended September 30, 2018, sales of products from the Company’s largest wireless infrastructure supplier and mobile device accessories supplier accounted for 15.6% and 7.9% of consolidated revenue, respectively. For the six months ended September 24, 2017, sales of products from the Company’s largest wireless infrastructure supplier and largest mobile device accessories supplier accounted for 11.0% and 10.5% of consolidated revenue, respectively.

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

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) integrators and value-added resellers, which is a newly identified market within our internal structure resulting from the implementation of an enhanced go-to-market strategy and the consolidation of our previously identified value-added resellers, government channels and private system operator markets. This new strategy and the corresponding consolidation of these customer markets is expected to increase sales opportunities across this consolidated group as well as provide better coverage to customers and better align territories with supplier partners. The retail segment consists of the retail market which includes retailers, independent dealer agents and carriers.

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

Our second quarter fiscal 2019 revenue increased by 9.3% compared to the second quarter of fiscal 2018. We experienced second quarter fiscal 2019 revenue growth within our commercial segments of 11.0% and an increase in revenue in the retail segment of 5.9%, as compared to the second fiscal quarter of 2018. The growth in our commercial segment was driven by increases in our public carrier markets on account of increased sales to Tier 1 carriers and associated contractors. For the retail segment, year over year, revenue increased due, in part, to successful execution of the iPhone XS and the XS Max launches as well as growth in Ventev mobile device accessory sales. On the product side, revenue increased in our base station infrastructure, installation, test and maintenance and mobile device accessories categories by 27.0%, 15.8%, and 5.9% respectively. Revenue decreased in our network systems category by 22.7%, for the second quarter of fiscal 2019, compared to the same quarter last year.

Our second quarter fiscal year 2019 gross profit increased by 4.9%, compared to the second quarter of fiscal year 2018. The increase in gross profit was primarily the result of the increase in revenue discussed above.

Gross margin for the second quarter fiscal year 2019 and fiscal year 2018 was 19.8% and 20.6% respectively. The primary reason for the decrease in margin is higher freight expenses and changes in customer mix associated with the large increase in public carrier revenues. The freight increases are related to the growth in project business, primarily in the carrier market as well as a higher portion of international air shipments of Ventev inventory. Selling, General and Administrative expenses for the second quarter fiscal year 2019 were up 11% compared to the second quarter fiscal year 2018. The increase is related to increased freight costs and other variable operations costs primarily related to our large carriers and retail customers. As a result of the factors discussed above, net income decreased by 32.9% and diluted earnings per share decreased by 33.3% compared to the prior-year quarter.

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

Results of Operations

Second Quarter of Fiscal Year 2019 Compared with Second Quarter of Fiscal Year 2018

Total Revenues. Revenues for the second quarter of fiscal 2019 increased 9.3% compared with the second quarter of fiscal 2018. Revenues in our public carrier market increased by 44.7% and revenues in the retail market increased by 5.9%. This growth was primarily driven by our ability to expand market share with Tier 1 Carrier installers and contractors. The growth in our public carrier and retail markets was partially offset by a 2.2% decline in sales to the newly identified integrator and value-added reseller market, created when implementing our enhanced go-to-market strategy and reflecting the consolidation of our previously identified value-added resellers, government channels and private system operator markets. This new structure is expected to enhance sales opportunities across the consolidated group as well as provide better coverage to the customers and better align territories with supplier partners.

Total Gross Profit. Gross profit for the second quarter of fiscal 2019 increased by 4.9% compared to the second quarter of fiscal 2018. Overall gross profit margin decreased slightly from 20.6% in the second quarter of fiscal 2018 to 19.8% in the second quarter of fiscal 2019. This decline was caused primarily due to higher freight expenses and change in customer mix. Within our commercial segment, gross profit in our public carrier, and integrators and value-added reseller markets increased by 26.6%, and 3.1%, respectively. We continue to experience margin compression within the public carrier market because of increases in sales with larger customers. Within our retail market, gross profit decreased by 0.4% in the second quarter of fiscal 2019 as compared to 2018, due to higher freight costs, particularly air freight from foreign vendors.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $2.8 million for the second quarter of fiscal 2019, compared to the second quarter of fiscal 2018. Selling, general and administrative expenses as a percentage of revenues increased from 18.4% for the second quarter of fiscal 2018, to 18.6% for the second quarter of fiscal 2019.

The increase in our selling, general and administrative expenses was mainly due to the increase in freight cost and other variable operations costs primarily related to the large carrier and retail customers. In addition to that, there was an increase of $0.6 million in bad debt expense, an increase of $0.3 million in information technology infrastructure to support our sales initiatives, and an increase of $0.3 million in health care costs, during the second quarter of fiscal 2019 as compared to the second quarter of fiscal 2018.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $665,100 and $16,900 for the three months ended September 30, 2018 and September 24, 2017, respectively. There were a few isolated incidences which resulted in a higher than usual bad debt expense during the second quarter of fiscal 2019. In addition, the bad debt expense for the same period of the prior year was unusually low.

Interest, Net. Net interest expense increased from $156,500 for the second quarter of fiscal 2018 to $244,800 for the second quarter of fiscal 2019. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 42.6% for the second quarter of fiscal 2018 to 28.8% for the second quarter of fiscal 2019. The effective tax rate for the second quarter of fiscal 2019 was lower primarily due to a change in tax law.  The annual federal rate has dropped from 35% to 21% due to the Tax Act. Net income decreased 32.9% and diluted earnings per share decreased 33.3% for the second quarter of fiscal 2019, compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2019 Compared with First Six Months of Fiscal Year 2018

Total Revenues. Revenues for the first six months of fiscal 2019 increased 8.6% compared with the first six months of fiscal 2018. Within our commercial segment, revenues in our public carrier market increased by 48.2%, largely due to increased spending among Tier 1 carrier and contractors customers, and also due in part to better execution of our selling strategy in this market. As for integrators and value-added reseller market, there is a slight decrease in revenue by 0.4%. The growth in the commercial segment was partially offset by a decline in our retail segment of 1.1% due, in part, to consolidation of our customer base within this market.

Total Gross Profit. Gross profit for the first six months of fiscal 2019 increased by 5.1% compared to the first six months of fiscal 2018. Within our commercial segment, gross profit in our public carriers and integrators and value-added reseller market increased by 31.6% and 2.7%, respectively. This growth in our commercial segment was partially offset by a decrease in our retail segment by 1.8%. Overall gross profit margin decreased from 20.7% in the first six months of fiscal 2018 to 20.1% in the first six months of fiscal 2019. This decline was primarily caused by a change in customer mix, including the increase in lower margin sales in the public carrier market.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $3.9 million for the first six months of fiscal 2019, compared to the first six months of fiscal 2018. Selling, general and administrative expenses as a percentage of revenues decreased from 19.1% for the first six months of fiscal 2018, to 18.9% for the first six months of fiscal 2019.

The increase in our selling, general and administrative expenses was mainly due to the increase in freight cost and other variable operations costs primarily related to the large carrier and retail customers. In addition, information technology expense increased $1.1 million during the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. We continue to invest in our information technology infrastructure to support our sales initiatives.

Corporate Support expense increased by $1.2 million for the first six months of fiscal 2019, compared to the first six months of fiscal 2018 primarily related to increase in bad debt expense and new product development.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $1,021,300 and $247,900 for the six months ended September 30, 2018 and September 24, 2017, respectively.  There were a few isolated incidences during fiscal year 2019 which have resulted in a higher than usual year to date bad debt expense. In addition, the bad debt expense for the same period prior year was unusually low.

Interest, Net. Net interest expense increased from $225,100 for the first six months of fiscal 2018 to $419,200 for the first six months of fiscal 2019. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 43.0% for the first six months of fiscal 2018 to 27.4% for the first six months of fiscal 2019. The effective tax rate for the first six months of fiscal 2019 was lower primarily due to a change in tax law.  The annual federal rate has dropped from 35% to 21% due to the Tax Act.  Our provision for income taxes decreased by 52.2% compared to the first six months of fiscal 2018, primarily as a result of lower income before provision for income taxes. Net income decreased by 4.4% and diluted earnings per share decreased 6.9% for the first six month of fiscal 2019, compared to the first six months of fiscal 2018.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the six months ended September 30, 2018 and September 24, 2017.

	Six Months Ended
	September 30, 2018	September 24, 2017
Cash flow used in operating activities	$(3,250,900)	$(16,799,900)
Cash flow used in investing activities	(2,315,800)	(1,463,100)
Cash flow provided by financing activities	5,547,300	9,968,600
Net decrease in cash and cash equivalents	$(19,400)	$(8,294,400)

We used $3.3 million of net cash in operating activities for the first six months of fiscal 2019, compared with net cash used in operating activities of $16.8 million for the first six months of fiscal 2018. This fiscal 2019 outflow was driven by an increase in accounts receivable and inventory, and partially offset by net income and an increase in accounts payable. Increasing sales to our public carrier customers at times requires significant investments in inventory, and at times results in larger accounts receivable balances. Accounts payable also increased in response to higher inventory levels. Both current and potential opportunities within our public carrier business have required an increase in working capital investments. As such, on October 19, 2017 we entered into the Amended and Restated Credit Agreement, as discussed below, based upon our anticipated borrowing and cash needs.

Net cash used in investing activities of $2.3 million for the first six months of fiscal 2019 was up from expenditures of $1.5 million for the first six months of fiscal 2018. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $5.5 million for the first six months of fiscal 2019, compared to $10.0 million provided in the first six months of fiscal 2018. During the first six months of fiscal 2019 and 2018, we utilized our asset based secured Revolving Credit Facility, leading to a cash inflow of $8.9 million and $13.3 million, respectively. During the first six months of each of fiscal 2019 and fiscal 2018, we had cash outflows of $3.4 million and $3.3 million, respectively, due to cash dividends paid to shareholders.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with the Company’s primary lenders. Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility previously established in June 2016, was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million.  In addition to expanding the borrowing limit, the Amended and Restated Credit Facility extends the applicable maturity date to October 19, 2021. As of September 30, 2018, we had a $19.7 million balance on the Revolving Credit Facility; therefore, we had $55.3 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and the other Company affiliate borrowers and subsidiaries, referred to collectively as the Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by the Loan Parties in connection with the secured Revolving Credit Facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising under the Amended and Restated Credit Facility from time to time.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At September 30, 2018, the principal balance of this term loan was $16,000.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in August 2018. On October 25, 2018, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on November 28, 2018 to shareholders of record as of November 14, 2018.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 30, 2018, we do not have any material capital expenditure commitments.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Statement of Income for the three and six months ended September 30, 2018 and September 24, 2017; (ii) Consolidated Balance Sheet at September 30, 2018 and April 1, 2018; (iii)  Consolidated Statement of Cash Flows for the six months ended September 30, 2018 and September 24, 2017; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: November 9, 2018
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)