Form 10-Q
period 2018-12-30
TESSCO TECHNOLOGIES INC
filed 2019-02-08
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018 or

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

Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of February 1, 2019, was 8,462,961.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 30,	April 1,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,600	$19,400
Trade accounts receivable, net of allowance for doubtful accounts of $2,307,700 and $1,094,900, respectively	90,374,600	87,862,300
Product inventory, net	74,644,800	72,323,000
Prepaid expenses and other current assets	5,965,800	4,489,100
Total current assets	170,986,800	164,693,800

Property and equipment, net	15,176,300	13,662,800
Goodwill, net	11,677,700	11,677,700
Deferred tax assets	627,000	710,500
Other long-term assets	7,725,400	8,678,900
Total assets	$206,193,200	$199,423,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$67,565,700	$67,041,100
Payroll, benefits and taxes	6,994,700	8,291,100
Income and sales tax liabilities	1,301,100	2,339,200
Accrued expenses and other current liabilities	2,949,200	1,370,300
Revolving line of credit	16,905,500	10,835,400
Current portion of long-term debt	9,200	27,300
Total current liabilities	95,725,400	89,904,400

Long-term debt, net of current portion	—	2,300
Other long-term liabilities	1,005,900	1,465,400
Total liabilities	96,731,300	91,372,100

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,170,024 shares issued and 8,448,526 shares outstanding as of December 30, 2018, and 14,111,703 shares issued and 8,396,537 shares outstanding as of April 1, 2018	99,600	99,000
Additional paid-in capital	62,140,700	60,611,900
Treasury stock, at cost, 5,721,498 shares as of December 30, 2018 and 5,715,166 shares as of April 1, 2018	(57,614,100)	(57,503,000)
Retained earnings	104,835,700	104,843,700
Total shareholders’ equity	109,461,900	108,051,600
Total liabilities and shareholders’ equity	$206,193,200	$199,423,700

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 30, 2018	December 24, 2017	December 30, 2018	December 24, 2017

Revenues	$152,294,500	$146,260,300	$461,850,000	$431,354,600
Cost of goods sold	121,295,800	116,660,500	368,758,500	342,664,900
Gross profit	30,998,700	29,599,800	93,091,500	88,689,700
Selling, general and administrative expenses	27,494,800	27,413,200	85,933,400	81,969,100
Income from operations	3,503,900	2,186,600	7,158,100	6,720,600
Interest expense, net	247,900	114,500	667,100	339,600
Income before provision for income taxes	3,256,000	2,072,100	6,491,000	6,381,000
Provision for income taxes	551,400	501,900	1,437,200	2,354,000
Net income	$2,704,600	$1,570,200	$5,053,800	$4,027,000
Basic earnings per share	$0.32	$0.19	$0.60	$0.48
Diluted earnings per share	$0.32	$0.19	$0.59	$0.48
Basic weighted-average common shares outstanding	8,446,671	8,377,279	8,429,086	8,363,877
Effect of dilutive options and other equity instruments	32,583	76,442	130,982	52,576
Diluted weighted-average common shares outstanding	8,479,254	8,453,721	8,560,068	8,416,453
Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 30, 2018	December 24, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,053,800	$4,027,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,706,800	3,030,700
Non-cash stock-based compensation expense	979,400	745,400
Deferred income taxes and other	643,500	(8,800)
Change in trade accounts receivable	(2,512,300)	(20,317,100)
Change in product inventory	(2,321,800)	(2,516,300)
Change in prepaid expenses and other current assets	(1,476,700)	(680,000)
Change in trade accounts payable	524,600	8,801,900
Change in payroll, benefits and taxes	(1,296,400)	(630,600)
Change in income and sales tax liabilities	(1,038,100)	1,024,900
Change in accrued expenses and other current liabilities	1,991,600	(810,500)
Net cash provided by (used in) operating activities	3,254,400	(7,333,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,643,900)	(575,300)
Purchases of internal use software licenses	(1,642,400)	(1,554,400)
Net cash used in investing activities	(4,286,300)	(2,129,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	6,070,100	5,937,100
Proceeds from note receivable	—	59,700
Payments on long-term debt	(20,400)	(20,000)
Proceeds from issuance of common stock	137,300	76,400
Cash dividends paid	(5,061,800)	(5,022,400)
Purchases of treasury stock and repurchases of stock from employees	(111,100)	(65,400)
Net cash provided by financing activities	1,014,100	965,400

Net decrease in cash and cash equivalents	(17,800)	(8,497,700)

CASH AND CASH EQUIVALENTS, beginning of period	19,400	8,540,100

CASH AND CASH EQUIVALENTS, end of period	$1,600	$42,400

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

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has identified the full population of leases. Although the Company does expect to record right-of-use assets and liabilities on its consolidated balance sheet, it does not expect the adoption of the standard to have a material impact on the Consolidated Financial Statements. The right-of-use assets and liabilities are estimated to be less than 3% of total assets. The standard will be adopted on the first day of the Company’s 2020 fiscal year.

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

Recently issued accounting pronouncements adopted:

Effective April 2, 2018, the Company adopted the FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the timing of revenue recognition, our results of operations, cash flows, or financial position. Revenue continues to be recognized at a point in time for our product sales when products are shipped to or received by the customer depending on the shipping terms.

The Company has changed the presentation of its returns reserve. The amount of expected returns are now recognized as a refund liability within the Accrued Expenses line item of the balance sheet. This liability represents the obligation to return customer consideration. The value of the expected goods returned by customers is now recognized as a return asset within the Prepaid expense and other current assets line item of the balance sheet. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the inventory asset are recorded as cost of goods sold. As of December 30, 2018, the return asset and refund liability amounts were $1.5 million and $2.0 million, respectively.  Prior periods were not adjusted to reflect this change.

On December 22, 2017 President Trump signed into law the “Tax Cut and Jobs Act” (the “Tax Act”). In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), in response to the Tax Act.   SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. In our financial statements for the year ended April 1, 2018, we included a provisional tax benefit estimate of approximately $0.2 million for the re-measurement of its U.S. deferred tax assets and liabilities to a 21% effective tax rate. We completed our accounting for the Tax Act in the current quarter and recorded an immaterial adjustment to the provisional tax benefit amount. Additional tax impacts from the Tax Act may be recorded, if and as appropriate, due to, among other things, changes in the Company’s interpretation of the Tax Act and legislative or administrative actions to clarify the intent of the statutory language in a manner  that differs from the our current interpretation.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 30, 2018 includes $274,100 and $979,400, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 24, 2017 included $243,500 and $745,400, respectively, of non-cash stock-based compensation expense. Stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the 1994 Plan, for the first nine months of fiscal 2019:

	Nine Months	Weighted
	Ended	Average Fair
	December 30,	Value at Grant
	2018	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	67,000	$12.65
PSU’s Granted	71,000	15.58
PSU’s Vested	(14,257)	12.66
PSU’s Forfeited/Cancelled	(25,437)	13.46
Unvested shares available for issue under outstanding PSUs, end of period	98,306	$14.55

During the first quarter of fiscal 2019, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of PSUs to select key employees, providing them with the opportunity to earn up to 71,000 shares of the Company’s common stock in the aggregate, depending initially upon whether and to the extent which certain earnings per share targets and other Company and individual performance metrics are met. These not-yet-earned PSUs have a one-year measurement period (fiscal 2019), and assuming the performance metrics are met to a sufficient extent, any shares earned at the end of fiscal 2019 will vest 25% and be issued ratably on or about each of May 1 of 2019, 2020, 2021 and 2022, provided that the respective employees remain employed by the Company on each such date (or meets certain other criteria as prescribed in the applicable award agreement, and unless accelerated in accordance with the terms of the applicable award agreement).

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

If all PSUs granted thus far in fiscal 2019 are assumed to be earned on account of the applicable performance metrics being fully met, or otherwise in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs plus all earned but unvested PSU’s would be approximately $0.8 million, as of December 30, 2018, and would be expensed through fiscal 2022. To the extent the maximum number of PSUs granted in fiscal 2019 are not earned, stock-based compensation related to these awards will differ from this amount.

Pursuant to the typical PSU award agreement performance metrics are deemed met upon the occurrence of a change in control, and shares earned are issued earlier upon the occurrence of a change in control, or death or disability of the participant, or upon termination of the participant’s employment without cause or by the participant for good reason, as those terms are defined in the agreement.

Restricted Stock Units: The Company has made annual RSU awards under the 1994 Plan to its non-employee directors over recent years. On May 10, 2018, the Compensation Committee approved the grant of an aggregate of 18,000 RSUs, ratably to the then five non-employee directors of the Company, and to Robert B. Barnhill, Jr. In addition to this, effective June 6, 2018, Paul J. Gaffney was appointed to the Board of Directors and was granted 3,000 RSUs. These RSU awards to non-employee directors and to Mr. Barnhill provide for the issuance of shares of the Company’s common stock in four equal installments, beginning on May 1 of the year following the award and continuing on May first of each of the following three years, provided that the director remains associated with the Company (or meets other criteria as prescribed in the applicable award agreement) on each date, and subject to acceleration upon the occurrence of certain events, as described in the applicable award agreement.

On August 8, 2017, the Compensation Committee approved the grant of an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. On October 23, 2018, the Compensation Committee approved the grant of an additional 2,000 RSUs to a recently promoted senior executive. These RSUs have terms comparable to the 56,000 previously issued RSUs, but have an earnings period that coincides with the remainder of the earnings period applicable to the initially issued 56,000 RSUs, and reflect other corresponding adjustments. As of December 30, 2018, 8,000 of these 58,000 RSUs have been canceled due to employee departures, leaving 50,000 of these RSUs outstanding.

As of December 30, 2018, there was approximately $0.8 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

PSUs and RSUs are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by NASDAQ on the date of grant minus the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs.

The Company now accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock-based compensation related to the restricted awards may be different from the Company’s expectations.

Stock Options: As summarized below, in the first nine months of fiscal 2019, stock options for an aggregate of 66,500 shares of common stock were granted, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years, subject, however, to acceleration upon the occurrence of certain events, as described in the applicable award agreement. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Nine Months	Weighted
	Ended	Average Fair
	December 30,	Value at Grant
	2018	Date (per unit)
Unvested options, beginning of period	392,500	$2.21
Options Granted	66,500	3.38
Options Vested	(127,292)	2.20
Options Forfeited/Cancelled	(15,000)	4.57
Unvested options, end of period	316,708	$2.35

			December 30, 2018
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2019	66,500	$16.31	61,500	-
2018	230,000	$15.12	160,000	59,167
2017	410,000	$12.57	330,000	181,458
2016	100,000	$22.42	40,000	34,167
Total			591,500	274,792

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2019	35.59%	3.11%	4.99%	4.0	$3.38
2018	32.63%	1.96%	5.34%	4.0	$2.57
2017	32.85%	1.32%	6.30%	4.0	$1.85
2016	26.40%	1.67%	3.50%	4.0	$3.43

As of December 30, 2018, there was approximately $0.8 million of total unrecognized compensation costs, related to these awards. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

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

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On December 30, 2018, the interest rate applicable to borrowings under the secured Revolving Credit Facility was 3.85%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and other Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by them in connection with the secured Revolving Credit Facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising from time to time under the secured Revolving Credit Facility provided for under the Amended and Restated Credit Agreement.

Borrowings may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of December 30, 2018, borrowings under the secured Revolving Credit Facility totaled $16.9 million and, therefore, the Company had $58.1 million available for borrowing as of December 30, 2018, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of April 1, 2018, borrowings under the secured Revolving Credit Facility totaled $10.8 million and, therefore, the Company had $64.2 million available on its revolving line of credit facility as of April 1, 2018, again subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above.

Note 5. Income Taxes

As of December 30, 2018, the Company had no unrecognized tax benefits.  As of April 1, 2018, the Company had a gross amount of unrecognized tax benefits of $112,700 ($87,200 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2019 was ($241,200) (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of December 30, 2018 was $0. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for the first nine months of fiscal 2018 was an expense of $34,600 (net of federal benefit). The cumulative amount of interest and penalties included as a liability in the consolidated balance sheet as of April 1, 2018 was $250,500 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest, is as follows:

Beginning balance at April 1, 2018 of unrecognized tax benefit	$112,700
Increases related to current period tax positions	3,500
Reductions as a result of a lapse in the applicable statute of limitations	(116,200)
Ending balance at December 30, 2018 of unrecognized tax benefits	$—

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. At December 30, 2018, stock options with respect to 591,500 shares of common stock were outstanding, of which 541,500 were anti-dilutive. At December 24, 2017, stock options with respect to 520,000 shares of common stock were outstanding, of which 40,000 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of December 30, 2018 or December 24, 2017, respectively.

Note 7. Business Segments

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which is a newly identified market within our internal structure resulting from the Company’s recent implementation of an enhanced go-to-market strategy and the consolidation of our previously identified value-added resellers, government channels and private system operator markets. This new strategy and the corresponding consolidation of these customer markets is expected to increase sales opportunities across the consolidated group as well as provide better coverage to customers and better align territories with supplier partners. In conjunction with our identification of the value-added resellers and integrators as a newly identified market, as described above, market revenue and gross profit as reported for the prior periods reflected in this Quarterly Report on Form 10 Q have been reclassified accordingly.

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

Segment activity for the third quarter and first nine months of fiscal years 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	December 30, 2018			December 24, 2017
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$33,593	$—	$33,593	$22,721	$—	$22,721
Value-added resellers and integrators	65,373	—	65,373	69,081	—	69,081
Retail	—	53,329	53,329	—	54,458	54,458
Total revenues	$98,966	$53,329	$152,295	$91,802	$54,458	$146,260

Gross Profit
Public Carrier	$4,583	$—	$4,583	$3,178	$—	$3,178
Value-added resellers and integrators	16,013	—	16,013	16,073	—	16,073
Retail	—	10,403	10,403	—	10,349	10,349
Total gross profit	$20,596	$10,403	$30,999	$19,251	$10,349	$29,600

Directly allocable expenses	8,079	4,038	12,117	7,418	3,899	11,317
Segment net profit contribution	$12,517	$6,365	18,882	$11,833	$6,450	18,283
Corporate support expenses			15,626			16,211
Income before provision for income taxes			$3,256			$2,072

	Nine Months Ended
	December 30, 2018			December 24, 2017
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public Carrier	$113,647	$—	$113,647	$76,742	$—	$76,742
Value-added resellers and integrators	199,570	—	199,570	203,791	—	203,791
Retail	—	148,633	148,633	—	150,822	150,822
Total revenues	$313,217	$148,633	$461,850	$280,533	$150,822	$431,355

Gross Profit
Public Carrier	$14,989	$—	$14,989	$11,083	$—	$11,083
Value-added resellers and integrators	48,842	—	48,842	48,053	—	48,053
Retail	—	29,261	29,261	—	29,554	29,554
Total gross profit	$63,831	$29,261	$93,092	$59,136	$29,554	$88,690

Directly allocable expenses	24,722	12,391	37,113	23,736	11,365	35,101
Segment net profit contribution	$39,109	$16,870	55,979	$35,400	$18,189	53,589
Corporate support expenses			49,488			47,208
Income before provision for income taxes			$6,491			$6,381

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	December 30, 2018	December 24, 2017
Revenues
Base station infrastructure	$67,988	$57,282
Network systems	21,477	24,024
Installation, test and maintenance	8,306	9,255
Mobile device accessories	54,524	55,699
Total revenues	$152,295	$146,260

Gross Profit
Base station infrastructure	$14,822	$13,280
Network systems	3,453	3,420
Installation, test and maintenance	1,623	1,759
Mobile device accessories	11,101	11,141
Total gross profit	$30,999	$29,600

	Nine Months Ended
	December 30, 2018	December 24, 2017
Revenues
Base station infrastructure	$217,817	$175,800
Network systems	66,818	77,041
Installation, test and maintenance	24,628	23,927
Mobile device accessories	152,587	154,587
Total revenues	$461,850	$431,355

Gross Profit
Base station infrastructure	$46,072	$41,423
Network systems	10,677	11,170
Installation, test and maintenance	4,899	4,611
Mobile device accessories	31,444	31,486
Total gross profit	$93,092	$88,690

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested PSUs, stock option exercises and vested RSUs. For the nine months ended December 30, 2018 and December 24, 2017, the aggregate value of the shares withheld totaled $111,100 and $65,400, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters and nine months ended December 30, 2018 and December 24, 2017, no customer accounted for more than 10.0% of total consolidated revenues.

For the fiscal quarter ended December 30, 2018, sales of products purchased from the Company’s largest wireless infrastructure supplier and the Company’s largest mobile device accessories supplier accounted for 14.9% and 9.1% of consolidated revenue, respectively. For the fiscal quarter ended December 24, 2017, sales of products purchased from the Company’s largest wireless infrastructure supplier and the Company’s largest mobile device accessories supplier accounted for 9.2% and 8.9% of consolidated revenue, respectively.

For the nine months ended December 30, 2018, sales of products from the Company’s largest wireless infrastructure supplier and the Company’s largest mobile device accessories supplier accounted for 15.4% and 8.3% of consolidated revenue, respectively. For the nine months ended December 24, 2017, sales of products purchased from the Company’s largest wireless infrastructure supplier and the Company’s largest mobile device accessories supplier accounted for 10.4% and 10.7% of consolidated revenue, respectively.

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

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets:  (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which is a newly identified market within our internal structure resulting from the implementation of an enhanced go-to-market strategy and the consolidation of our previously identified value-added resellers, government channels and private system operator markets. This new strategy and the corresponding consolidation of these customer markets is expected to increase sales opportunities across this consolidated group as well as provide better coverage to customers and better align territories with supplier partners. The retail segment consists of the retail market which includes retailers, independent dealer agents and carriers.

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

Our third quarter fiscal 2019 revenue increased by 4.1% compared to the third quarter of fiscal 2018. We experienced third quarter fiscal 2019 revenue growth within our commercial segment of 7.8% and a decrease in revenue in the retail segment of 2.1%, as compared to the third fiscal quarter of 2018. The growth in our commercial segment was driven by an increase in our public carrier market related to increased sales to Tier 1 carriers and associated contractors. For the retail segment, revenue decreased due, in part, to the decline in lower consumer traffic in retail stores and a decrease in Ventev mobile device accessory sales. Among our product categories, revenue increased in our base station infrastructure category by 18.7%.

Our third quarter fiscal year 2019 gross profit increased by 4.7%, compared to the third quarter of fiscal year 2018. The increase in gross profit was primarily the result of the increase in revenue discussed above. Gross margin for the third quarter fiscal year 2019 and fiscal year 2018 was 20.4% and 20.2%, respectively. The improvement in gross margin was a result of lower freight expenses and improved profitability in our non-public carrier sales. Selling, General and Administrative expenses for the third quarter fiscal year 2019 were up

0.3% compared to the third quarter fiscal year 2018. The increase is related to increased corporate support expense, information technology expense, and compensation expense, and was offset by a decrease in marketing expense and benefit expense. As a result of the factors discussed above, net income increased by 72.2% and diluted earnings per share increased by 68.4% compared to the prior-year quarter.

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

During the third quarter of fiscal 2019, revenue in our value-added resellers and integrator market experienced a nominal negative effect on account of the U.S. government shutdown which began late in the quarter. We anticipate that our fourth quarter 2019 results will also be negatively affected, and perhaps to greater extent due to the extension of the US government shutdown well into January 2019, and due to the corresponding effect of it and the prospect for future shutdowns on our government and government-dependent customers’ buying decisions. We believe, however, that a substantial portion of this revenue will be delayed until the threat of future shutdowns subsides, and not lost, unless these circumstances persist for an extended period.  While this does not account for a significant portion of our revenue, a recurring or prolonged U.S. government shutdown, or threat of shutdown, would have a negative effect on our financial results.

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

Results of Operations

Third Quarter of Fiscal Year 2019 Compared Third Quarter of Fiscal Year 2018

Total Revenues. Revenues for the third quarter of fiscal 2019 increased 4.1% compared with the third quarter of fiscal 2018. Revenues in our public carrier market increased by 47.9%. This growth was primarily driven by our ability to expand market share with Tier 1 Carrier installers and contractors. The growth in our public carrier market was partially offset by a 2.1% and 5.4% decline in sales to the retail market and the value-added resellers and integrators market.

Total Gross Profit. Gross profit for the third quarter of fiscal 2019 increased by 4.7% compared to the third quarter of fiscal 2018. Overall gross profit margin increased slightly from 20.2% in the third quarter of fiscal 2018 to 20.4% in the third quarter of fiscal 2019. These increases were primarily due to lower freight expenses and to improved profitability within our non-public carrier markets. Within our commercial segment, gross profit in our public carrier market increased by 44.2%. Gross profit in our value-added resellers and integrators market decreased by 0.4%. Within our retail segment, gross profit increased by 0.5% in the third quarter of fiscal 2019, compared to 2018.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $81,600 for the third quarter of fiscal 2019, compared to the third quarter of fiscal 2018. Selling, general and administrative expenses as a percentage of revenues decreased from 18.7% for the third quarter of fiscal 2018, to 18.1% for the third quarter of fiscal 2019.

Selling, general and administrative expenses were consistent as compared to the third quarter of fiscal 2018, despite the 4.1% increase in sales. There was an increase of $0.5 million in corporate support expense, primarily related to bad debt expenses, an increase of $0.3 million in information technology infrastructure to support our sales initiatives, and an increase of $0.2 million in compensation and benefits expense, during the third quarter of fiscal 2019 as compared to the third quarter of fiscal 2018. These increases were offset by the $0.9 million decrease in marketing expense.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $478,400 and $185,300 for the three months ended December 30, 2018 and December 24, 2017, respectively.

Interest, Net. Net interest expense increased from $114,500 for the third quarter of fiscal 2018 to $247,900 for the third quarter of fiscal 2019. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our secured Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 24.2% for the third quarter of fiscal 2018 to 16.9% for the third quarter of fiscal 2019. The effective tax rate for the third quarter of fiscal 2019 was lower primarily due to a change in tax law and a reduction in the gross balance of unrecognized tax benefits, including interest, due to a lapse in the related statute of limitations.  The annual federal rate has dropped from 35% to 21% due to the Tax Act. Net income increased 72.2% and diluted earnings per share increased 68.4% for the third quarter of fiscal 2019, compared to the corresponding prior-year quarter.

First Nine months of Fiscal Year 2019 Compared with First Nine months of Fiscal Year 2018

Total Revenues. Revenues for the first nine months of fiscal 2019 increased 7.1% compared with the first nine months of fiscal 2018. Within our commercial segment, revenues in our public carrier market increased by 48.1%, largely due to increased spending among Tier 1 carrier and contractors customers, and also due in part to better execution of our selling strategy in this market. The growth was partially offset by a decline in the value-added resellers and integrators market by 2.1%. Retail segment revenue declined by 1.5%, due in part to softer phone launch sales and less retail store traffic.

Total Gross Profit. Gross profit for the first nine months of fiscal 2019 increased by 5.0% compared to the first nine months of fiscal 2018. Within our commercial segment, gross profit in our public carrier market and our value-added resellers and integrators market increased by 35.2% and 1.6%, respectively, for the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018. This growth in our commercial segment was partially offset by a decrease in our retail segment by 1.0%. Overall gross profit margin decreased from 20.6% for the first nine months of fiscal 2018 to 20.2% for the first nine months of fiscal 2019. This decline was primarily caused by a change in customer mix, including the increase in lower margin sales in the public carrier market.

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $4.0 million for the first nine months of fiscal 2019, compared to the first nine months of fiscal 2018. Selling, general and administrative expenses as a percentage of revenues decreased from 19.0% for the first nine months of fiscal 2018, to 18.6% for the first nine months of fiscal 2019.

Freight cost and other variable operations costs primarily related to the large carrier and retail customers increased $1.4 million during the first nine months of fiscal 2019, compared to the first nine months of fiscal 2018.

Information technology expense increased $1.4 million during the first nine months of fiscal 2019, compared to the first nine months of fiscal 2018. We continue to invest in our information technology infrastructure to support our sales initiatives.

Corporate support expense increased by $1.7 million for the first nine months of fiscal 2019, compared to the first nine months of fiscal 2018 primarily related to increase in bad debt expense and new product development.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $1,499,700 and $433,200 for the nine months ended December 30, 2018 and December 24, 2017, respectively.  We experienced several atypical bad debt events during fiscal year 2019 thus far, which have resulted in a higher than usual fiscal year 2019 year to date bad debt expense. In addition, our bad debt expense for the same prior year period was unusually low, which affects the comparison.

Interest, Net. Net interest expense increased from $339,600 for the first nine months of fiscal 2018 to $667,100 for the first nine months of fiscal 2019. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory and accounts receivable levels, and at times has resulted in increased borrowings and interest expense under our secured Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 36.9% for the first nine months of fiscal 2018 to 22.1% for the first nine months of fiscal 2019. The effective tax rate for the first nine months of fiscal 2019 was lower primarily due to a change in tax law.  The annual federal rate has dropped from 35% to 21% due to the Tax Act.  Our provision for income taxes decreased by 38.9% compared to the first nine months of fiscal 2018, primarily as a result of reduced tax rate. Net income increased by 25.5% and diluted earnings per share increased 22.9% for the first nine months of fiscal 2019, compared to the first nine months of fiscal 2018.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the nine months ended December 30, 2018 and December 24, 2017.

	Nine Months Ended
	December 30, 2018	December 24, 2017
Cash flow provided by (used in) operating activities	$3,254,400	$(7,333,400)
Cash flow used in investing activities	(4,286,300)	(2,129,700)
Cash flow provided by financing activities	1,014,100	965,400
Net decrease in cash and cash equivalents	$(17,800)	$(8,497,700)

Net cash provided by operating activities was $3.3 million for the first nine months of fiscal 2019, compared with net cash used in operating activities of $7.3 million for the first nine months of fiscal 2018. This fiscal 2019 inflow was driven by net income plus depreciation and amortization, and partially offset by an increase in accounts receivable and inventory. Increasing sales to our public carrier customers at times requires significant investments in inventory, and at times results in larger accounts receivable balances. Both current and potential opportunities within our public carrier business have required an increase in working capital investments. As such, on October 19, 2017 we entered into the Amended and Restated Credit Agreement, as discussed below, based upon our then anticipated borrowing and cash needs.

Net cash used in investing activities of $4.3 million for the first nine months of fiscal 2019 was up from expenditures of $2.1 million for the first nine months of fiscal 2018. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $1.0 million for the first nine months of both fiscal 2019 and 2018. We utilized our asset based secured Revolving Credit Facility during the first nine months of fiscal 2019 and 2018, leading to a cash inflow of $6.1 million and $6.0 million, respectively, during those periods. During the first nine months of fiscal 2019 and fiscal 2018, we had cash outflows of $5.1 million and $5.0 million, respectively, due to cash dividends paid to shareholders.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with the Company’s primary lenders. Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility previously established in June 2016, was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million.  In addition to expanding the borrowing limit, the Amended and Restated Credit Agreement extends the applicable maturity date to October 19, 2021. As of December 30, 2018, we had a $16.9 million balance on the secured Revolving Credit Facility; therefore, we had $58.1 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and the other Company affiliate borrowers and subsidiaries, referred to collectively as the Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by the Loan Parties in connection with the secured Revolving Credit Facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising from time to time under the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At December 30, 2018, the principal balance of this term loan was $9,200.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in November 2018. On January 23, 2019, we declared a quarterly cash dividend in the amount of $0.20 per share, payable on February 27, 2019 to shareholders of record as of February 13, 2019.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 30, 2018, we do not have any material capital expenditure commitments.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2018 formatted in XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 30, 2018 and December 24, 2017; (ii) Consolidated Balance Sheet at December 30, 2018 and April 1, 2018; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 30, 2018 and December 24, 2017; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 8, 2019
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)