Form 10-K
period 2019-03-31
TESSCO TECHNOLOGIES INC
filed 2019-06-11
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value	TESS	Nasdaq Global Select Market

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☒   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the Nasdaq Global Market as of September 30, 2018, was $98,115,679.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 24, 2019, was 8,513,119.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders, scheduled to be held July 25, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (which we sometimes refer to as “Tessco”, “we”, or the “Company”) is a value-added technology distributor, manufacturer, and solutions provider serving commercial and retail customers in the wireless infrastructure and mobile device accessories markets. The company was founded more than 30 years ago with a commitment to deliver industry-leading products, knowledge, solutions, and customer service. Tessco supplies over 48,000 products from more than 400 of the industry’s top manufacturers in mobile communications, Wi-Fi, Internet of Things, wireless backhaul, and more. Tessco is a single source for outstanding customer experience, expert knowledge, and complete end-to-end solutions for the wireless industry.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors, integrators, private system operators (including railroads, utilities, mining operators and oil and gas operators), federal, state and local governments, manufacturers, value-added resellers, retail carrier stores and their independent agents, as well as other local and national retailers. We currently serve an average of approximately 10,500 different customers per month.

We provide our customers with products, services, and solutions to help them support these primary applications:

•	Broadband
•	DAS for In-Building Cellular and Public Safety Coverage
•	First Responder Communications and FirstNet™
•	IoT (Internet of Things)
•	Microwave
•	Power Systems
•	Small Cell and Macro Cell Wireless Base Station Infrastructure
•	In-Vehicle and Mobile Communications
•	Wi-Fi Networks
•	Test and Maintenance
•	Wireless Backhaul
•	Mobile Devices and Accessories

We source and develop our product offering from leading manufacturers throughout the world, and also offer products developed and manufactured under our own proprietary brand, Ventev®.

Our operational platform removes complexity for customers and suppliers by streamlining the management of the supply chain and lowering total inventory and cost by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the Nasdaq Market (currently, Nasdaq Global Select) (symbol: TESS), since 1994. We operate under ISO 9001:2015 and TL 9000:2016 R(6) registrations.

For information regarding our website address and regarding material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Customers

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following two customer markets: (1) public carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which results from the consolidation of our previously identified value-added resellers, government channels and private system operator markets, and reflects implementation over the 2019 fiscal year of an enhanced go-to-market strategy. This go-to-market strategy and the corresponding consolidation of these customer markets is designed to increase sales opportunities across the consolidated markets, as well as to provide better coverage to customers and to better align territories with supplier partners. In conjunction with our identification of the value-added resellers and integrators as a newly identified market, as described above, market revenue and gross profit as reported for the prior periods reflected in this Annual Report on Form 10-K have been reclassified accordingly. The retail segment includes retailers, independent dealer agents and carriers.  Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

Sales to the public carrier market accounted for approximately 26% of our fiscal year 2019 revenues, sales to the value-added resellers and integrator market accounted for 43% of fiscal year 2019 revenues, and sales to our retail market accounted for 31% of fiscal year 2019 revenues.

Our top ten customer relationships totaled 32% of our total revenue for fiscal year 2019, and no customer relationship accounted for more than 10% of our total revenues.

Approximately 97% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in almost 100 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in conjunction with significant handset launches and the winter holiday season, and decline significantly in our fourth fiscal quarter. Also, our base station infrastructure sales are typically affected by weather conditions in the United States, especially in our fourth fiscal quarter.

Products and Services

We principally offer competitively priced, manufacturer branded products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $50,000 and gross profit margins ranging from less than 5% to 99%. We offer products classified into our four business categories: base station infrastructure; network systems; installation, test and maintenance products; and mobile devices and accessories, which accounted for approximately 48%, 14%, 6%, and 32% of fiscal year 2019 revenues, respectively. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. These products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Products include fixed and mobile broadband radio equipment, wireless networking filtering systems, distributed antenna systems, two-way radios and security and surveillance products. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety, replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular, smart phone and data device accessories such as power supplies, cases, screen protectors, speakers, mobile amplifiers, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer branded products, a variety of products are developed, manufactured and offered under Tessco-owned brand, Ventev. These products generally consist of mobile device accessories and network infrastructure products. Sales of these products were 13% of our total sales in fiscal year 2019.

Tessco’s Technical Services and Solutions Development team is a key element of our offerings as a value-added distributor. This team includes Sales Engineering, Solution Architects, System Designers and Customer Technical Support (“CTS”). The broad product and supplier knowledge along with the multiple supplier certifications has also been recognized as a great benefit by our supplier partners and customers. The Sales Engineers provide regional coverage supporting Tessco’s customers on the total Solution portfolio. Solution Architects are specialists in their area of expertise providing consultation and system design. The CTS team are product level experts ensuring the correct devices are specified based on the application. This team can also recommend additional ancillary products (antennas, cables, power, enclosures, etc.) needed to provide a complete solution for the customer’s application.

These teams provide customer support on over 40,000 calls and 22,000 support ticket-items per year. They have completed designs covering solutions for DAS (Distributed Antenna Systems), IOT (Internet of Things), WiFi, Networking, Wireless Broadband, Power Systems and Test Systems. These solutions teams support both existing and emerging markets, including Smart Cities, Smart Buildings, Small Cell, FirstNet, Utilities, Transportation, Network Service Providers (NSP) and fortune 500 companies.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

Revenues from sales of products purchased from our largest wireless infrastructure and mobile device and accessories suppliers accounted for 16% and 8%, respectively, of total fiscal year 2019 revenues. Sales of products purchased from our ten largest suppliers generated approximately 48% of our total fiscal year 2019 revenues.

The amount of purchases we make from each of our approximately 400 suppliers may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our suppliers, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our suppliers depends on being able to reach and maintain agreements with these suppliers on acceptable business terms.  In addition, the agreements and arrangements on which most of our larger supplier relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months or otherwise short notice.  Generally, we believe that alternative sources of supply are available for many of the product types we carry, although we may be unable, or find it more difficult, to source branded products from other than the manufacturer.

The scope of products available for purchase from a given supplier may fluctuate and is generally limited only by the scope of the supplier’s catalog and available inventory. Therefore, we often source the same product type from multiple suppliers, although in some instances branded products are available only from the manufacturer or a particular supplier, and in some instances, customers might favor one supplier or brand over another. The terms of the supplier contract typically apply to all products purchased from a particular supplier, whether or not the item is specifically identified in the contract.

When negotiating with suppliers, we seek the most favorable terms available under the circumstances. Our preferred terms include among others, terms that provide for product warranty and return rights, as well as product liability and intellectual property indemnification rights, in each case consistent with our preferred business methods and objectives. We have not been able, nor do we expect in the future to be able, to negotiate the inclusion of all our preferred terms, or our preferred language for those terms, in every supplier contract. The degree of our success in this regard is largely a function of the parties’ relative bargaining positions.

We are dedicated to superior performance, quality and consistency of service in an effort to maintain and expand supplier relationships but there can be no assurance that we will continue to be successful in this regard in the future, or that competitive pressures or other events beyond our control will not have a negative impact on our ability to maintain these relationships or to continue to derive revenues from these relationships.

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

•	Understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;
•	Providing customers with sales, service and technical support, 24 hours a day, 7 days a week, 365 days a year;
•	Providing customers what they need, when and where they need it by delivering integrated product and supply chain solutions; and
•	Helping customers enhance their operations by providing real-time order tracking and performance measurement.

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are focused on our customers across three broad markets: 1) public carriers 2) value-added resellers and integrators, and 3) retailers.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We understand and anticipate our customers’ needs, resulting in comprehensive solutions and long-lasting relationships. Our customer base includes more than 150,000 contacts across the full breadth of the wireless industry, with 350,000 additional contacts in our database, representing potential new customers. We are able to identify each contact’s unique need for information and the way in which they wish to receive it.  This can include targeted marketing materials, including email marketing, web marketing, advertisements, direct mailers, and trade show marketing, to drive purchases and new business development. For instance, our email publication The Wireless Update® is sent to a targeted list of 107,000 contacts each week.

Our dedicated sales team provides customer service and maintains key information about every customer or potential customer utilizing our Customer Relationship Management (CRM) and marketing automation tools ensuring a positive experience at every interaction and allowing us to identify promising leads and allocate resources to convert them to customers. We serve more than 10,500 customers each month and our goal is to create an experience that nurtures loyalty among our customers and delivers mutually beneficial outcomes in every transaction.

Solutions Development and Engineering and Product Management: We actively monitor advances in technologies and industry trends, through both market research and continual customer and manufacturer interaction to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our personnel, including those we refer to as “Solution Architects” offer applications engineering to market-specific needs such as:

•	DAS (Distributed Antennae Systems), Cellular and Public Safety
•	IoT (Internet of Things)
•	Networking
•	Power Systems
•	Test Systems
•	Broadband: microwave, backhaul, etc.
•	WiFi

These Solution Architects also offer design services such as:

•	DAS
•	IoT
•	Power
•	Test
•	WiFi
•	Broadband
•	Network systems including video surveillance, SCADA
•	Tower design/calculations

In addition to determining the product offering, our Product and Solutions Development and Engineering Teams provide the technical foundation for both customers and our personnel. Our product management software is continually updated to add new products and additional technical information in response to manufacturer specification changes and customer inquiries. This system contains detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products, and purchase and sales histories. This information is available on a real-time basis to all of our personnel for product development, procurement, technical support, cataloging and marketing.

Strategic Marketing – As a thought leader in the wireless industry, Tessco’s marketing materials educate the industry and promote our services and unique value proposition. Through WirelessNow, our retail focused industry publication, we offer product recommendations, trend reports, and expert market analysis to help thousands of retail customers improve sell through, drive traffic and sales, and maximize their revenue. Our weekly commercial digital newsletter, The Wireless Update, keeps 107,000 of our customers informed on the latest news in the industry, new products and solutions from our manufacturers, upcoming events and training opportunities, and more.  In addition, strategic marketing supports the organization through the development of compelling original content, training programs, and other customer and manufacturer programs that solve business challenges and increase the value Tessco provides to the industry.

Tessco.com® is our e-commerce site and the digital gateway to our comprehensive industry expertise, products, and solutions for wireless. In addition to access to our inventory of products for every solution, Tessco.com features:

•	Powerful parametric product search capabilities;
•	Real-time product availability;
•	Real-time customer-specific pricing;
•	Easy ordering capabilities that allow for the construction and configuration of complete, end-to-end solution that can be converted to an order, or saved, copied, shared, uploaded and emailed;

•

A variety of customer service, financial and technical support pages, including account controls which include all of the tools necessary to track and manage orders, update an account, find the right support, review saved orders, handle warranty claims, and explore Tessco’s capabilities;

•	Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;
•	Order reservations, order status, and order history; and
•	Manufacturer portal pages designed to showcase each manufacturer partner’s offer in a custom fashion.

Tessco.com empowers our customers to make better decisions by delivering product knowledge so they are fully informed. This destination also enables our manufacturers to reach a broad and diverse customer base with their product offer and brand features.

Customer Support and Order Entry: Our customer support teams are responsible for delivering sales and customer support services through an effective and efficient transaction system. We also continually monitor our customer service performance through customer surveys and process auditing. By combining our broad product offering with a commitment to superior customer service, we seek to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer's need to maintain high inventory levels.

Our information technology system provides detailed information on every customer account, including recent inquiries, buying and credit histories, separate buying locations within a customer account and contact history for key personnel, as well as detailed product information, including technical, product availability and pricing information. The information technology system increases sales productivity by enabling any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

We believe that our commitment to providing prompt, professional and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers decreased from approximately 11,600 for fiscal year 2018 to approximately 10,500 in fiscal year 2019, primarily due to consolidation in both commercial and retail markets. Due in part to this consolidation and the addition of several larger new relationships, the average monthly purchase per customer increased from $4,200 in fiscal year 2018 to $4,800 in fiscal year 2019.

Procurement and Inventory Management: Our product management and purchasing system provides customers with a total source of broad and deep product availability, while maximizing the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding supplier lead times are all used to determine appropriate inventory levels. The information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 31, 2019, and April 1, 2018, we had an immaterial level of backlog orders. Most backlog orders as of March 31, 2019 are expected to be filled within 90 days of fiscal year-end. For fiscal years ended March 31, 2019 and April 1, 2018, inventory write-offs were 0.9% and 1.0% of total purchases, respectively. In many cases, we are able to return slow-moving inventory to our suppliers pursuant to stock rotation agreements. Inventory turns for fiscal years 2019 and 2018 were 6.7 and 6.8, respectively.

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

Information Technology: Our information technology system is critical to the success of our operations. We have made and continue to make substantial investments in the development of this system, which integrates cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our Configuration, Fulfillment and Delivery system. The information contained in the system is available on a real-time basis to all of our employees as needed and is utilized in every area of our operations.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Brightstar, D&H, Superior Communications and VoiceComm in our retail segment and Alliance Corporation, Anixter, Comstor, Graybar, KGPCo Logistics, Ingram Micro, Talley Communications, Tech Data, Site Pro 1, VAV Wireless, Westcon and Winncom in our commercial markets. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are often terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 420 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®,  LinkUPS®,  ORDERflow®,  Solutions That Make Wireless Work®,  TerraWave Solutions®,  TESSCO®,  TESSCO Making Wireless Work®,  TESSCO Technologies®,  Tessco.com®,  Ventev®,  The Vital Link to a Wireless World®,  Wireless Now®, Wireless Solutions®,  The Wireless Update®,  Your Total Source®,  Chargesync®, and Your Virtual Inventory®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We are also subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2019, and there are no material expenditures planned for such purposes in fiscal year 2020.

Employees

As of March 31, 2019, we had 796 full-time equivalent employees. Of our full-time equivalent employees, 360 were engaged in customer and supplier service, marketing, sales and product management, 327 were engaged in fulfillment and distribution operations and 109 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our named executive officers is as follows:

Name	Age	Position

Murray Wright	63	President and Chief Executive Officer

Murray Wright joined the Company in September 2016. Mr. Wright served as Chief Executive Officer of Zones, Inc. from 2013 to 2015. At Tech Data Corporation, Mr. Wright served as Senior Vice President, US Sales from 2006 to 2010 and as President, the Americas, from 2011 to 2013.

Aric M. Spitulnik	47	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary, and in 2014 he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Douglas A. Rein	59	Senior Vice President of Performance Systems and Operations

Douglas Rein joined the Company in July 1999 as Senior Vice President of Performance Systems and Operations. Previously, he was director of operations for Compaq Computer Corporation and Vice President, distribution and logistics operations for Intelligent Electronics.

Elizabeth S. Robinson	52	Senior Vice President, Retail Sales and Product Marketing

Elizabeth Robinson joined the Company in 1998.  Ms. Robinson was appointed Director of Sales in 2001, and Vice President in 2004.  In 2011, she was appointed Vice President of Mobile Devices and Accessories, and then for the Mobility Group in 2016.   In 2017, she was appointed Senior Vice President, leading Retail Sales and Product Management.

Charles W. Kriete	41	Senior Vice President, Commercial Sales, Product Marketing and Supply Chain

Charles Kriete joined the company in January 2017. Mr. Kriete served as Chief Marketing Officer of Kore Wireless Group in 2016 and was Chief Revenue Officer of Wyless from 2013 to 2016. Previously, he served as Executive Vice President of TD Mobility at Tech Data from 2010 to 2013.

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

We typically purchase and sell our products and services on the basis of individual sales or purchase orders, and even in those cases where we have standing agreements or arrangements with our customers and suppliers, those agreements and arrangements typically contain no purchase or sale obligations and are otherwise terminable by either party upon several months or otherwise short notice.

Our sales to customers and our purchases from suppliers are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, we have formal agreements or arrangements with significant customers or suppliers, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice, and they typically contain no purchase or sale obligations. Many of our customer and supplier contracts contain “evergreen” clauses, although this too is largely a matter of administrative convenience, because the contracts are nevertheless typically terminable on short notice, and because no purchase and sale obligation in any event arises other than pursuant to an accepted purchase order. When negotiating with customers and suppliers, we seek the most favorable terms available under the circumstances. Our preferred supplier terms include, among others, terms that provide for product warranty and return rights, as well as product liability and intellectual property indemnification rights, in each case consistent with our preferred business methods and objectives. We have not been able, nor do we expect in the future to be able to negotiate the inclusion of all our preferred terms, or our preferred language for those terms, in every contract. The degree of our success in this regard is largely a function of the parties’ relative bargaining positions.

When unable to negotiate the inclusion of our preferred terms or preferred language in a particular supplier contract, we assess any increased risk presented, as well as mitigating factors, analyze our overall business objectives, and then proceed accordingly.  In some instances, we refuse the contract and seek other sources for the product, and in other instances business objectives and circumstances are determined to outweigh or mitigate any increased risk, or otherwise dictate that we proceed with the contract, notwithstanding.  We consistently seek to manage contractual risks resulting from supplier contracts not including our preferred terms or language. However, these risks persist, and even when we are successful in negotiating our preferred terms, performance of these terms is not assured.

If our suppliers refuse to, or for any reason are unable to, supply products to us in sufficient quantities to meet demand, or at all, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to purchase from other sources, instead of from us, or experience significant changes in demand internally or from their own customer bases, become financially unstable, or are acquired by another company, our ability to generate revenues from these customers may, or in some cases would, be significantly affected, resulting in an adverse effect on our financial position and results of operations.

The loss or any change in the business habits of key customers or suppliers may have a material adverse effect on our financial position and results of operations.

Because our standing arrangements and agreements with our customers and suppliers typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or suppliers. We have experienced the loss and changes in the business habits of key customer and supplier relationships in the past and expect to do so again in the future. It is the nature of our business.

Sales of products purchased from our largest wireless infrastructure (16%) and mobile device and accessories (8%) suppliers, generated approximately 24% of our total revenues in fiscal year 2019, and sales of products purchased from our largest ten suppliers generated approximately 48% of fiscal year 2019 total revenues.  As is the case with many of our supplier and customer relationships, our contractual arrangements with these large suppliers are terminable by either party upon several months’ notice. If these contracts or our relationships with these suppliers terminate for any reason, or if any of our other significant supplier relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our suppliers are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2019, no customer accounted for more than 10% of our total revenues. However, in the retail market, 42% of our sales in fiscal 2019 were made to five customers. One of these customers was recently acquired, and we expect the surviving entity to significantly reduce its purchases from us going forward. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

The loss of customer relationships and the corresponding reduction in the volume of product sales identified to those relationships, can also affect our negotiating ability with suppliers supplying those products.  This can affect our margins in sales of those products to other customers.  If we are unable to replace those products at favorable pricing and terms, or if we are unable to acquire those products from suppliers or offer those products to our customers on favorable terms, our competitiveness may suffer and result in reduced revenues and profits.  Like our suppliers, our customers are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business.  Accordingly, we are at continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

There can be no assurance that we will be successful in replacing any of our past, present or future supplier or customer relationships if and when lost, or that we will not suffer a substantial reduction in revenues as a result of loss of any such relationship. As such, supplier, customer, or revenue loss would adversely affect our financial position and results of operations.

Changes in customer or product mix could cause our gross margin percentage to decline.

We continually experience changes in customer and product mix that affects gross margin. Changes in customer and product mix result primarily from changes in customer demand, customer acquisitions or losses, selling and marketing activities and competition.

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

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our suppliers to satisfy our capital needs and finance growth. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our existing secured revolving credit facility contains various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business. Our existing secured revolving credit facility includes variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

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

Increased focus on environmental protection and social responsibility initiatives led to the passage of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), and its implementing SEC regulations.  The Dodd-Frank Act imposes supply chain diligence and disclosure requirements for certain manufacturers of products containing specific minerals that may originate in or near the Democratic Republic of the Congo (the "DRC") and finance or benefit local armed groups. These "conflict minerals" are commonly found in certain of the products that we acquire from suppliers and distribute to customers and are also found in certain products in our Ventev® product line that we contract to be manufactured by others or that we assemble.  The implementation of these regulations may limit the sourcing and availability of some of the raw materials used in certain of these products. This in turn may affect our ability to obtain sufficient quantities of our products and may affect related pricing. Because we are considered a manufacturer of certain of our Ventev® products, we are subject to additional “conflict minerals” diligence and disclosure requirements with regard to these products.   Some of our customers may elect to disqualify us as a supplier if we are unable to verify that the products we sell to them are DRC conflict free.

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

Additionally, our inventory may also lose value due to price changes made by our significant suppliers, in cases where our arrangements with these suppliers do not provide for inventory price protection, or in cases where the supplier is unable or unwilling to provide these protections.

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

The failure of our information technology or telecommunication systems, or our inability to maintain or upgrade our information technology or telecommunication systems without incident or delay, or undue cost, could have a material adverse effect on our business, financial position and results of operations.

We are highly dependent upon our internal information technology and telecommunication systems, many of which are proprietary, to operate our business. These systems support all aspects of our business operations, including means of internal and external communication, inventory and order management, shipping, receiving and accounting. Most of our information technology systems contain a number of internally developed applications. In addition, all of these systems require continued maintenance and also require upgrading or replacement from time to time. There can be no assurance that these systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our systems, that we will be able to convert to new systems efficiently as and when necessary, or that we will be able to integrate new programs effectively with our existing programs, in each case without incident or delay, or undue cost.

We, like most businesses, are subject to risk of cyber-attack and incur significant costs in efforts to defend these attacks.

We like most businesses are continually subject to risk of cyber-attack and are continually engaged in an effort to defend against and to ward off attacks from hackers and others. We have experienced cyber-attacks from time to time.  Any of such problems, or any significant damage or destruction of these systems, including pursuant to or as a result of system security breaches, data protection breaches or other cyber-attacks, could result in significant disruption in our business and operations, harm our relationship with our customers or suppliers, and result in significant losses in revenues. Corrective action and compliance with applicable privacy and data protection laws could be costly. Any of these or similar events or occurrences could have an adverse effect on our business, financial position and results of operations.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store and transmit large amounts of data, including sensitive and personally identifiable information, including customer credit card data and other information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions.  From time to time we may not be fully or materially compliant with PCI DSS or other payment card operating rules.  Any failure to comply fully or materially with the PCI DSS now or at any point in the future may violate payment card association operating rules and the terms of our contracts with payment processors and merchant banks, and could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Maintaining compliance with these regulations is costly and there is no guarantee that we will be successful or avoid fines, penalties, damages or civil liability, and even if successful, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  Most of the members of our senior management team are parties to employment contracts or arrangements with us that provide for, among other things, various severance payments or benefits upon termination of their employment under certain circumstances, including termination by the Company without “cause” or for “good reason”, and those contracts generally renew from year to year, except for the employment contract with Mr. Wright, our CEO, which commenced in September 2016 and expires in March 2020. The loss of any of the members of our senior management team, could have an adverse effect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs) and stock options. If performance targets associated with PSUs are not met, or the value of such awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation, such as stock options, otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs, stock options and other equity instruments is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan only through July 21, 2021, and as of May 10, 2019, the most recent date when PSUs were issued, there were 67,450 shares available for future awards. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations. In addition, an increase in the number of shares for future awards, under either current or future compensation or incentive plans or arrangements could lead to dilution of our other stockholders.

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

We are subject to the risk that the value of our inventory will decline as a result of price reductions by suppliers or technological obsolescence or failure. It is the policy of many of our suppliers to protect distributors like us from the loss in value of inventory due to technological change or failure, or the suppliers’ price reductions. Some suppliers (including those who manufacture our proprietary products), however, may be unwilling or unable to pay us for price protection claims or products returned to them under purchase agreements. No assurance can be given that such practices to protect distributors like us will continue, that unforeseen new product developments, product failure or product obsolescence will not adversely affect us, or that we will be able to successfully manage our existing and future inventories.

Our future operating results depend on our ability to purchase a sufficient amount of finished goods and bulk inventory to meet the demands of our customers.

Our ability to meet our customers' demands depends, in part, on our ability to obtain timely and adequate delivery of inventory from our suppliers. We have experienced shortages in the past that have negatively impacted our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our products or components are available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies or a significant increase in the price of supplies could have a negative impact on our results of operations or financial condition.

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

In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We first perform a qualitative analysis to determine if it is more likely than not that goodwill or indefinite lived intangible assets are impaired. This analysis includes assumptions and estimates related to macroeconomic, industry and company specific events and trends. In the event that we find it is more likely than not that an impairment has occurred a quantitative analysis is performed. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges would negatively impact our financial ratios and could limit our ability to obtain financing in the future. As of March 31, 2019, we had $12.5 million of goodwill and indefinite lived intangible assets, which represented approximately 6.0% of total assets.

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

We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-day payment terms. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to repay us. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition. Also, several of our larger customers, including tier 1 public carrier customers, require greater than 30-day payment terms which could increase our credit risk and decrease our operating cash flow.

We may explore additional growth through acquisitions.

As part of our growth strategy, we may continue to pursue the acquisition of companies that either complement or expand our existing business. As a result, we from time to time evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject to, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

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

We rely on arrangements with independent shipping companies, for the delivery of our products from suppliers and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. This could adversely impact our selling, general and administrative expenses or lead to price increases to our customers which could decrease customer demand for our products.

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

The sale of our products subjects us to the risk of product liability claims. We have also been increasing our focus on sales of our proprietary Ventev® products and on providing an increased level of support services, including product and network designs, which also subjects us to risk of product liability and performance claim risk. We seek to allocate product liability risk to our suppliers where available, but may not be successful in doing so. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products and services, if any, would be successfully defended or whether we might be successful in allocating that risk to others, or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could adversely affect our financial condition, and if substantial and relating to our products or industry generally, could adversely affect our business as a whole.

Our expanding offering of private labeled products may have a negative impact on our relationship with our manufacturer partners.

Our product offering includes a growing number of our own proprietary products, which represented approximately 12% of our sales in fiscal year 2019. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

A significant portion of our product offerings, including a majority of our private label Ventev products and products we acquire from our suppliers, are manufactured in foreign countries, making the price and availability of these products susceptible to international trade risks and other international conditions.

A significant portion of our products are manufactured in foreign countries, including Mexico and China.  The countries, specifically Mexico and China, in which many of our products currently are manufactured or may be manufactured in the future are or could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which would increase the cost or could reduce the supply of products available to us, and could have a material adverse effect on our business, financial condition and results of operations. Recently, uncertainty has increased regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries, such as Mexico and China. This includes the imposition of tariffs or penalties on products manufactured outside the United States, including the May 9, 2019 announcement of the United States government’s imposition of a 25% tariff on a range of products exported from China to the U.S. on or after May 10, 2019.  China thereafter announced a plan to impose tariffs on imports to China of a wide range of American products, in retaliation for the American tariffs. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well. Such tariffs on imports from foreign countries, as well as changes in tax and trade policies, such as a border adjustment tax or disallowance of certain tax deductions for imported product, could materially increase our manufacturing costs, the costs of our imported products or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Tariffs imposed by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in manufacturing costs, the cost of our products or limitation on the amount of products we are able to purchase, could have a material adverse effect on our financial condition and results of operations.

Legislative or regulatory action could be taken that could limit our ability to use certain foreign suppliers to supply us with products.

Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network suppliers.  The report also recommends that Congress consider adopting legislation to address these and other purported risks. Any such legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Chinese or other foreign companies with which we do or seek to do business, any determination by foreign companies upon which we rely to cease doing business in the United States, any determination by any of our suppliers or customers not to do business with us on account of actual or perceived business relationships that we may have with these suspect Chinese or other foreign companies, or any determination that we otherwise make that it is either necessary or advantageous for us to cease doing business with such foreign companies, could limit our product offerings, result in increased costs of goods and have a material adverse effect on our financial condition and results of operations.

Claims that our products infringe the proprietary rights of others could harm our business and cause us to incur significant costs.

Our industry has increasingly been subject to patent and other intellectual property rights litigation. We expect this trend to continue and accelerate and expect that we may be required to defend against this type of litigation, not only asserted against our own intellectual property rights, but also against the intellectual property of products which we have purchased for resale. Further, we may be obligated to indemnify and defend our customers if the products or services we supply to them are alleged to infringe a third party’s intellectual property rights. While we may be able to seek indemnification from our suppliers to protect our customers and us from such claims, there is no assurance that we will be successful in negotiating contractual terms with our suppliers to provide for such indemnification, or that we will otherwise be successful in obtaining such indemnification or that we will be protected from such claims. We may also be prohibited from marketing products, could be forced to market products without desirable features, or could incur substantial costs to defend legal actions, including where third parties claim that we or suppliers who may or may not have indemnified us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from target companies. Even if we believe that such infringement claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement may require us to enter into costly settlements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain products or services, which could affect our ability to compete effectively. If an infringement claim is successful, we may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable or unwilling to uphold its contractual obligations to us.

We may be adversely affected by laws or regulations.

We are subject to various U.S. Federal, state and local, and non-U.S. laws and regulations. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the cost of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows. For example, annual disclosure and reporting requirements relating to the SEC’s conflict minerals rule require us to perform a reasonable country of origin inquiry and conduct further due diligence measures on our supply chain. There are costs and uncertainties associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals that we may find to be used in our products.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 43% of our outstanding common stock as of March 31, 2019. Robert B. Barnhill, Jr., our Chairman of the Board, beneficially owned approximately 20% of our outstanding common stock as of March 31, 2019. These shareholders, and particularly if they decide to act together, have or would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

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

Our revenue and operating results have fluctuated from quarter to quarter in the past and may continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. Most of our operating expenses, such as compensation expenses, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter. Therefore, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

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

In the past we have received, and in the future, we may receive, unsolicited proposals to acquire our company or our assets. For example, in September 2010, the Board of Directors received an unsolicited non-binding proposal for the acquisition of all of our stock. The review and consideration of acquisition proposals and related matters could require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and suppliers. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and suppliers to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore, in Hunt Valley, Maryland.

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium, Maryland. The monthly rent payments range from $174,500 to $185,100 throughout the remaining lease term, which expires on December 31, 2020.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $38,200 to $39,300 throughout the remaining lease term, which expires on July 31, 2020, subject to our annual option to terminate.

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Monthly rent payments range from $18,000 to $19,100 and the lease expires October 31, 2021.

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

Item 3. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Currently, our New York income tax return for tax year 2016 and California sales tax returns for the period January 1, 2016 through December 31, 2018 are under examination by applicable taxing authorities.

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

As of May 28, 2019, the number of shareholders of record of the Company was 170. We estimate that the number of beneficial owners as of that date was approximately 4,383.

On July 28, 2009, we announced that our Board of Directors decided to commence a dividend program and we have since declared dividends on a quarterly basis. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2019 and 2018 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Our revolving credit facility may limit the amount of cash dividends that we may pay based on financial covenants and ratios that may restrict the future payment of dividends.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2019 and 2018 the total value of shares withheld for taxes were $111,000 and $65,400, respectively.

Our secured revolving credit facility with SunTrust Bank restricts our ability to pay dividends and to repurchase our shares, either upon a default or when our borrowing availability is below $15.0 million, or in certain more limited circumstances $11.3 million, and also limits to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of tax withholding obligations related to vested equity grants during any 12 month period.  This revolving credit facility also contains other financial covenants and ratios that could restrict dividends and repurchases. At March 31, 2019 we had the ability to withhold or repurchase $1.9 million in additional shares of our common stock during fiscal 2019, without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 31, 2014 in each of the Company’s common stock, the Russell 2000 Index and a peer group for the period of March 31, 2014 to March 31, 2019. The graph assumes that all dividends, if any, were reinvested.

	3/30/2014	3/29/2015	3/27/2016	3/26/2017	4/1/2018	3/31/2019
TESSCO Technologies Incorporated	$100.00	$74.53	$52.39	$48.72	$79.15	$55.78
Russell 2000	100.00	109.10	96.28	122.61	140.32	143.20
Peer Group (1)	100.00	93.51	92.87	104.05	116.54	123.54

(1) – The Peer Group consists of the following: Anixter International Inc., Cool Holdings Inc., ScanSource Inc., Tech Data Corp and W. W. Grainger Inc.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 31, 2019	April 1, 2018	March 26, 2017	March 27, 2016	March 29, 2015
STATEMENT OF INCOME DATA
Revenues	$606,813,800	$580,274,700	$533,295,100	$530,682,100	$549,619,000
Cost of goods sold	485,455,100	460,046,300	421,527,300	418,716,200	431,980,500
Gross profit	121,358,700	120,228,400	111,767,800	111,965,900	117,638,500
Selling, general and administrative expenses	113,213,700	112,326,700	108,416,300	102,932,300	102,686,700
Restructuring charge	—	—	806,600	—	573,400
Operating expenses	113,213,700	112,326,700	109,222,900	102,932,300	103,260,100
Income from operations	8,145,000	7,901,700	2,544,900	9,033,600	14,378,400
Interest, net	853,800	429,100	58,600	161,300	167,300
Income before provision for income taxes	7,291,200	7,472,600	2,486,300	8,872,300	14,211,100
Provision for income taxes	1,745,400	2,277,200	1,041,200	3,531,800	5,576,800
Net income	$5,545,800	$5,195,400	$1,445,100	$5,340,500	$8,634,300
Diluted earnings per share	$0.65	$0.61	$0.17	$0.65	$1.04
Cash dividends declared per common share	$0.80	$0.80	$0.80	$0.80	$0.80
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.0	79.3	79.0	78.9	78.6
Gross profit	20.0	20.7	21.0	21.1	21.4
Selling, general and administrative expenses	18.7	19.4	20.3	19.4	18.7
Restructuring charge	—	—	0.2	—	0.1
Operating expenses	18.7	19.4	20.5	19.4	18.8
Income from operations	1.3	1.4	0.5	1.7	2.6
Interest, net	0.1	0.1	—	—	—
Income before provision for income taxes	1.2	1.3	0.5	1.7	2.6
Provision for income taxes	0.3	0.4	0.2	0.7	1.0
Net income	0.9%	0.9%	0.3%	1.0%	1.6%

	Fiscal Years Ended
	March 31, 2019	April 1, 2018	March 26, 2017	March 27, 2016	March 29, 2015
SELECTED OPERATING DATA
Average non-consumer buyers per month	10,500	11,600	12,500	12,200	12,400
Return on assets (1)	2.7%	2.8%	0.8%	3.0%	4.6%
Return on equity (2)	5.1%	4.8%	1.3%	4.7%	7.6%

	As of Fiscal Years Ended
	March 31, 2019	April 1, 2018	March 26, 2017	March 27, 2016	March 29, 2015
BALANCE SHEET DATA
Working capital	$74,636,000	$74,789,400	$77,194,500	$82,523,600	$82,220,900
Total assets	206,495,800	199,423,700	173,980,500	169,416,000	186,240,600
Short-term debt	14,380,400	10,862,700	26,500	251,100	250,700
Long-term debt	—	2,300	29,800	1,706,500	1,957,500
Shareholders' equity	108,787,200	108,051,600	108,016,300	112,527,300	113,142,100

(1)	Net income divided by the average total assets.
(2)	Net income divided by the average total equity.

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

Business Overview and Environment

TESSCO Technologies Incorporated (“Tessco”, “we”, “our”, “us”, or the “Company”) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in almost 100 countries, approximately 97% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) value-added resellers and integrators, which results from the consolidation of our previously identified value-added resellers, government channels and private system operator markets, and reflects implementation over the 2019 fiscal year of an enhanced go-to-market strategy. This new strategy and the corresponding consolidation of these customer markets is expected to increase sales opportunities across the consolidated group as well as provide better coverage to customers and better align territories with supplier partners. In conjunction with our identification of the value-added resellers and integrators as a newly identified market, as described above, market revenue and gross profit as reported for the prior periods reflected in this Annual Report on Form 10-K have been reclassified accordingly. The retail segment includes retailers, independent dealer agents and carriers.  Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 420 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2019, 2018 and 2017:

(Dollars in thousands, except per share data)			2018 to 2019			2017 to 2018
	2019	2018	$ Change	% Change	2017	$ Change	% Change
Segment Revenues
Commercial Segment:
Public Carriers	$156,983	$115,061	$41,922	36.4%	$82,015	$33,046	40.3%
Value-added resellers and integrators	262,062	270,615	(8,553)	(3.2)%	249,670	20,945	8.4%
Total Commercial Revenues	419,045	385,676	33,369	8.7%	331,685	53,991	16.3%
Retail Segment:
Retail	187,769	194,599	(6,830)	(3.5)%	201,610	(7,011)	(3.5)%
Total Revenues	$606,814	$580,275	$26,539	4.6%	$533,295	$46,980	8.8%

			2018 to 2019			2017 to 2018
	2019	2018	$ Change	% Change	2017	$ Change	% Change
Segment Gross Profit
Commercial Segment:
Public Carriers	$20,275	$16,707	$3,568	21.4%	$13,706	$3,001	21.9%
Value-added resellers and integrators	64,130	64,620	(490)	(0.8)%	61,838	2,782	4.5%
Total Commercial Gross Profit	84,405	81,327	3,078	3.8%	75,544	5,783	7.7%
Retail Segment:
Retail	36,954	38,901	(1,947)	(5.0)%	36,224	2,677	7.4%
Total Gross Profit	121,359	120,228	1,131	0.9%	111,768	8,460	7.6%

Selling, general and administrative expenses	113,214	112,327	887	0.8%	108,416	3,910	3.6%
Restructuring Charge	—	—	—	—	807	(807)	—
Operating Expenses	113,214	112,327	887	0.8%	109,223	3,104	2.8%
Income from operations	8,145	7,901	244	3.1%	2,545	5,356	210.5%
Interest, net	854	429	425	99.0%	59	371	632.3%
Income before provision for income taxes	7,291	7,472	(182)	(2.4)%	2,486	4,986	200.5%
Provision for income taxes	1,745	2,277	(532)	(23.4)%	1,041	1,236	118.7%
Net income	$5,545	$5,195	350	6.7%	$1,445	3,750	259.4%

Diluted earnings per share	$0.65	$0.61	$0.04	6.6%	$0.17	0.44	258.8%

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenues. Revenue for fiscal year 2019 increased by 4.6% as compared to fiscal year 2018. In the commercial segment, revenue increased by 8.7%. Revenue in our public carrier market increased by 36.4%, largely due to increased spending among our Tier 1 public carrier and contractors customers, and also due in part to better execution of our selling strategy in this market. The growth was partially offset by a decline in the value-added resellers and integrators market by 3.2%. The revenue growth within our commercial segment was partially offset by a 3.5% decrease in our retail segment revenue for fiscal year 2019 as compared to fiscal year 2018. This decrease was due in part to lower sales of key phone launches and less retail store traffic.

Gross Profit. Gross profit increased by 0.9% in fiscal year 2019 as compared to fiscal year 2018. In the commercial segment, gross profit increased by 3.8%. This increase was primarily driven by increases in our public carriers market of 21.4% and was offset by a decrease in value-added resellers and integrators market of 0.8%. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers which required better pricing. Within the retail segment, gross profit decreased by 5.0% in fiscal year 2019 as compared to fiscal year 2018.  This decrease in gross margin was a result of product mix and the decrease in sales. Overall gross profit margin decreased to 20.0% in fiscal year 2019, compared to 20.7% in fiscal year 2018, primarily due to changes in customer mix, including the increase in lower margin sales in the public carrier market.

Our ongoing ability to earn revenues and gross profits from customers and suppliers looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or supplier’s business, the supply and demand for the product or service, including price stability, changing customer or supplier requirements, and our ability to support the customer or supplier and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and supplier relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise short notice. Our customer relationships could also be affected by wireless carrier consolidation or global financial crisis.

A significant portion of our products are manufactured in foreign countries, including Mexico and China. On May 9, 2019, the United States government announced a 25% tariff on a range of products from China that are exported to the U.S.. China thereafter announced a plan to impose tariffs on a wide range of American products in retaliation for such American tariffs. The imposition of tariffs on products that we import would increase the costs of those products and could adversely affect our gross profits and overall financial performance. We continue to monitor tariff developments and seek methods to mitigate their effect, but are still likely to incur additional costs resulting from any additional or continuing tariffs and our mitigation efforts.

We account for inventory at the lower of cost or net realizable value and as a result write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses have been less than 1% of overall purchases for each of the last three fiscal years.

Selling, General, Administrative and Restructuring Expenses. Total selling, general, administrative and restructuring expenses increased 0.8% during fiscal year 2019 as compared to fiscal year 2018. Total selling, general, administrative and restructuring expenses as a percentage of revenues decreased from 19.4% in fiscal year 2018 to 18.7% in fiscal year 2019. The following are descriptions of changes in significant components of selling, general, administrative and restructuring expenses:

•

Performance bonus expense (including both cash and equity plans) decreased by $1.1 million in fiscal year 2019 as compared to fiscal year 2018. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to lower bonus accruals in fiscal 2019, as compared to fiscal 2018.

•

Compensation and benefits expenses decreased by $0.9 million in fiscal year 2019 as compared to fiscal year 2018, mainly due to $0.8 million in severance costs related to a restructuring of our sales and product teams in fiscal year 2018.

•	Freight out expense increased by $1.7 million in fiscal year 2019 as compared to fiscal year 2018, due to our increased sales and higher freight costs from freight service providers.
•

Expenses related to information technology increased by $1.3 million in fiscal year 2019 as compared to fiscal year 2018 primarily due to increased cost to support our sales initiatives and to build more efficient and effective systems.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $1,721,200 and $797,100 for fiscal year 2019 and fiscal year 2018, respectively.

Interest, Net. Net interest expense increased from $429,100 in fiscal year 2018 to $853,800 in fiscal year 2019. The increase is primarily related to higher borrowing levels on our secured revolving credit facility. Refer to Note 6 the financial statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2019 and 2018 were 23.9% and 30.5%, respectively. The effective tax rate was lower for fiscal 2019, primarily due to the Tax Cuts & Jobs Act which was signed into law in December 2017 (the “2017 Tax Act”) and went into effect in the third quarter of fiscal 2018. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2018 increased 6.7% and 6.6%, respectively, compared with fiscal year 2017.

Fiscal Year 2018 Compared to Fiscal Year 2017

Revenues. Revenue for fiscal year 2018 increased by 8.8% as compared to fiscal year 2017. In the commercial segment, revenue increased by 16.3% with growth in both markets. The public carriers market revenue for fiscal year 2018 increased by 40.3%, as compared to fiscal year 2017, due to increased spending among our tower owner and program manager customers, and also due in part to better execution of our selling strategy in this market. We increased sales with our current customers and cultivated new significant customer relationships. This revenue growth was echoed in our value-added resellers and integrators market, with growth of 8.4%. The revenue growth within our commercial segment was partially offset by a 3.5% decrease in our retail segment revenue for fiscal year 2018 as compared to fiscal year 2017. This decrease was due in part to consolidation of our customer base within the retail market and due to a shift in customer behavior where customers are keeping the same phone for longer periods of time, resulting in lower accessories purchases.

Gross Profit. Gross profit increased by 7.6% in fiscal year 2018 as compared to fiscal year 2017. In the commercial segment, gross profit increased by 7.7%. This increase was primarily driven by increases in our public carriers market of 21.9%. We experienced margin compression within our public carriers market primarily due to a change in customer mix, with increased sales going to larger customers which required better pricing. Gross profit within our value-added resellers and integrators market increased by 4.5% in fiscal year 2018 as compared to fiscal year 2017. Within the retail segment, gross profit increased by 7.4% in fiscal year 2018 as compared to fiscal year 2017, despite a decline in revenue.  This increase in gross margin was a result of product mix and increased support from our suppliers. Overall gross profit margin decreased slightly to 20.7% in fiscal year 2018, compared to 21.0% in fiscal year 2017, primarily due to changes in customer and product mix.

Our ongoing ability to earn revenues and gross profits from customers and suppliers looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or supplier’s business, the supply and demand for the product or service, including price stability, changing customer or supplier requirements, and our ability to support the customer or supplier and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and supplier relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise short notice. Our customer relationships could also be affected by wireless carrier consolidation or global financial crisis.

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

•	Freight out expense increased by $0.7 million in fiscal year 2018 as compared to fiscal year 2017, due to our increased sales.
•	Expenses related to information technology increased by $0.7 million in fiscal year 2018 as compared to fiscal year 2017 primarily due to increased cost relating to Tessco.com® improvements.
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

Interest, Net. Net interest expense increased, from $58,600 in fiscal year 2017 to $429,100 in fiscal year 2018. The increase is primarily related to higher borrowing levels on our secured revolving credit facility. Refer to Note 6 to the financial statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2018 and 2017 were 30.5% and 41.9%, respectively. The effective tax rate was lower for fiscal 2018, primarily due to the 2017 Tax Act that went into effect in the third quarter of fiscal 2018, as well as a change in treatment of a deferred tax liability relating to our accounting for a key man life insurance policy. The 2017 Tax Act required fiscal year companies to blend their federal tax rates during our fiscal year 2018. Our annual federal rate for fiscal 2018 was based on 9 months at the old rate of approximately 35% rate and 3 months at the new 21% rate. We were also able to take a benefit on our net deferred tax liabilities in fiscal 2018, which now reflect the lower federal rate.  See Note 11 “Income Taxes” to the financial statements included as part of this Annual Report on Form 10-K for additional information on the effect of the 2017 Tax Act and the change in treatment of the deferred tax liability. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2018 increased 259.5% and 258.8%, respectively, compared with fiscal year 2017.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2019	2018	2017
Cash flow provided by (used in) operating activities	$8,246,700	$(9,247,100)	$3,051,300
Cash flow used in investing activities	(5,164,700)	(3,539,400)	(2,563,000)
Cash flow (used in) provided by financing activities	(3,071,100)	4,265,800	(8,831,000)
Net increase (decrease) in cash and cash equivalents	$10,900	$(8,520,700)	$(8,342,700)

We generated $8.2 million of net cash from operating activities during fiscal year 2019. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), an increase in accounts payable and a decrease in inventory, partially offset by an increase in accounts receivable. Accounts payable increased due to strategic purchase of inventory during the fourth quarter with extended terms to support our public carriers business. Inventory decreased due to an intentional reduction of overall inventory in line with our efforts to manage working capital. Accounts receivable increased due to the timing of sales at the end of the fourth quarter of fiscal year 2019 as compared to the fourth quarter of fiscal year 2018.

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

Capital expenditures of $5.2 million in fiscal year 2019 were up from $3.5 million in fiscal year 2018 and from $2.6 million in fiscal year 2017. Fiscal year 2019, 2018 and 2017 capital expenditures were largely comprised of investments in information technology of $4.4 million, $2.8 million, and $2.4 million, respectively.

Cash flows used in financing in fiscal year 2019 were primarily related to cash dividends paid to shareholders partially offset by borrowings from our line of credit. Cash flows generated from financing in fiscal year 2018 were primarily related to borrowings from our line of credit partially offset by cash dividends paid to shareholders. Cash flows used in financing activities in fiscal year 2017 were primarily related to cash dividends paid to shareholders and the repayment of our term loan which was secured by a first position deed of trust encumbering Company-owned real property in Hunt Valley, Maryland.

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

Like the secured Revolving Credit Facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, borrowings under the secured Revolving Credit Facility as now evidenced by the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin. In any event, following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month. The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the revolving credit facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%. As of March 31, 2019, we had a $14.4 million balance on the Revolving Credit Facility; therefore, we had $60.6 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the covenants referenced above.

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

At the end of fiscal year 2019, we were in compliance with the financial covenants applicable under our revolving credit facility with SunTrust Bank.

On March 31, 2009, we entered into a term loan with the Baltimore County Economic Development Revolving Loan Fund for an aggregate principal amount of $250,000. The term loan is payable in equal monthly installments of principal and interest of $2,300, with the balance due at maturity on April 1, 2019. The term loan bears interest at 2.00% per annum and is secured by a subordinate position on our Hunt Valley, Maryland facility. At March 31, 2019, the principal balance of this term loan was approximately $2,300.

Working capital (current assets less current liabilities) was flat at $74.6 million as of March 31, 2019, and $74.8 million as of April 1, 2018. Shareholders' equity was flat at $108.8 million as of March 31, 2019, and $108.1 million as of April 1, 2018.

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

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2019:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1-3	Years 4-5	5 Years

Revolving credit facility (1)	$14,858,300	$14,565,600	$292,700	$—	$—
Lease Obligations	5,326,400	2,996,700	2,314,800	14,900	—
Other Long-Term Liabilities (2)	1,060,275	63,300	126,600	126,600	743,775
Total contractual cash obligations	$21,244,975	$17,625,600	$2,734,100	$141,500	$743,775

(1)	We are subject to a 0.25% fee on the unused portion of our revolving credit facility. This balance includes both the unused fees and current balance on our revolving credit facility.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on April 2, 2018, using the modified retrospective method. We recognize revenue when control of promised goods is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods.

During fiscal 2018 and 2017, we complied with ASC 605, Revenue Recognition. We recorded revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed or determinable, and 4) collectability is reasonably assured.

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

We recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  The potential for customer returns are considered a component of variable consideration under ASC 606 and it is therefore considered when estimating the transaction price for a sale.  We use the most likely amount method to determine the amount of expected returns.  The amount of expected returns is recognized as a refund liability, representing the obligation to return the customer’s consideration.  The return asset is measured at the former carrying amount of the inventory, less any expected costs to recover the goods.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether an obligation exists between the other parties and our customer. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal year 2019).

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet as of March 31, 2019, includes goodwill of approximately $11.7 million and other indefinite lived intangible assets of $0.8 million. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the company then performs an additional two-step approach. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations. Based on the Company’s qualitative assessment for fiscal year 2019, we have concluded that it is not more likely than not that the carrying value of our reporting units with goodwill or intangible assets is above the fair value of the related reporting unit.  Due to the change in segment reporting in fiscal year 2018, we performed a quantitative impairment test for goodwill on the annual impairment testing date in fiscal year 2018. Based on this quantitative testing we have concluded that it is not more likely than not that the carrying value of our reporting units with goodwill is above the fair value of the related reporting unit. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of goodwill, long-lived assets or intangible assets are impaired. We will continue to monitor our market capitalization as a potential impairment indicator considering overall market conditions and specific industry events. Had the determination been made that the goodwill and other indefinite lived intangible assets were impaired, the value of these assets would have been reduced by an amount up to $12.5 million, resulting in a corresponding charge to operations.

The methods of assessing fair value for reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability. This review is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Based on this review, we have established a valuation allowance on the  deferred tax assets that are not more likely than not realizable.  If we are unable to generate sufficient taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish additional valuation allowance against all or a significant portion of our deferred tax assets that are not more likely than not realizable, resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

We account for income taxes under the FASB’s ASC No. 740 on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Forward‑Looking Statements

This Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” and similar expressions, but the absence of these words or phrases does not necessarily mean that a statement is not forward looking.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those described in Part I, Item IA “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject. Forward-looking statements include, but are not limited to, statements about:

•	our ability to sustain or grow our customer base and market share;
•	our ability to sustain and grow our supplier relationships;
•	our expectations regarding the size and growth in markets;
•	the needs and demands of our customers and the production capacity of our suppliers;
•	trends in the wireless communications industry, our competitors and competing business models;
•	the execution of our business plans and strategies;
•	our liquidity and working capital requirements and ability to access capital;
•	our ability to secure, maintain and upgrade our information technology, telecommunications and e-commerce systems;
•	our ability to anticipate and navigate existing and changes in laws or regulations, including tariffs and trade restrictions, applicable to our business;
•	our ability to enter into and perform contracts and to realize anticipated revenues or anticipated savings; and
•	our expectations regarding future revenues, expenses and profitability, and financial results generally

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this Annual Report to confirm these statements to actual results or revised expectations.

The above list should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to the risk factors described in Part I, Item 1A of this Annual Report. Other risks may be described from time to time in our filings made under the securities laws. New risks emerge from time to time. It is not possible for our management to predict all risks. All forward-looking statements in this Annual Report speak only as of the date made and are based on our current beliefs and expectations. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. We had no long-term variable rate debt obligations as of March 31, 2019. Based on March 31, 2019 borrowing levels, a 1.0% increase or decrease in current market interest rates would have no material effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	April 1,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$30,300	$19,400
Trade accounts receivable, net of allowance for doubtful accounts of $2,137,900 and $1,094,900, respectively	93,966,200	87,862,300
Product inventory, net	71,845,400	72,323,000
Prepaid expenses and other current assets	5,562,800	4,489,100
Total current assets	171,404,700	164,693,800

Property and equipment, net	15,003,500	13,662,800
Goodwill	11,677,700	11,677,700
Deferred tax assets	55,300	710,500
Other long-term assets	8,354,600	8,678,900
Total assets	$206,495,800	$199,423,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$73,059,700	$67,041,100
Payroll, benefits and taxes	5,929,500	8,291,100
Income and sales tax liabilities	749,000	2,339,200
Accrued expenses and other current liabilities	2,652,400	1,397,600
Revolving line of credit	14,378,100	10,835,400
Total current liabilities	96,768,700	89,904,400

Long-term liabilities	939,900	1,467,700
Total liabilities	97,708,600	91,372,100

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,190,027 shares issued and 8,468,529 shares outstanding as of March 31, 2019, and 14,111,703 shares issued and 8,396,537 shares outstanding as of April 1, 2018	99,800	99,000
Additional paid-in capital	62,666,400	60,611,900
Treasury stock, at cost, 5,721,498 shares as of March 31, 2019 and 5,715,166 shares as of April 1, 2018	(57,614,100)	(57,503,000)
Retained earnings	103,635,100	104,843,700
Total shareholders’ equity	108,787,200	108,051,600
Total liabilities and shareholders’ equity	$206,495,800	$199,423,700

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income

	Fiscal Years Ended
	March 31, 2019	April 1, 2018	March 26, 2017

Revenues	$606,813,800	$580,274,700	$533,295,100
Cost of goods sold	485,455,100	460,046,300	421,527,300
Gross profit	121,358,700	120,228,400	111,767,800
Selling, general and administrative expenses	113,213,700	112,326,700	108,416,300
Restructuring Charge	—	—	806,600
Income from operations	8,145,000	7,901,700	2,544,900
Interest expense, net	853,800	429,100	58,600
Income before provision for income taxes	7,291,200	7,472,600	2,486,300
Provision for income taxes	1,745,400	2,277,200	1,041,200
Net income	$5,545,800	$5,195,400	$1,445,100
Basic earnings per share	$0.66	$0.62	$0.17
Diluted earnings per share	$0.65	$0.61	$0.17
Basic weighted-average common shares outstanding	8,436,796	8,370,742	8,312,731
Effect of dilutive options and other equity instruments	130,163	100,263	27,686
Diluted weighted-average common shares outstanding	8,566,959	8,471,005	8,340,417
Cash dividends declared per common share	$0.80	$0.80	$0.80

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 27, 2016	8,272,124	97,600	58,113,800	(57,245,200)	111,561,100	112,527,300
Proceeds from issuance of stock	37,432	400	458,200	—	—	458,600
Treasury stock purchases	(12,453)	—		(192,400)	—	(192,400)
Non-cash stock compensation expense	40,566	400	434,000	—	—	434,400
Excess tax benefit from stock-based compensation	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	(6,656,700)	(6,656,700)
Net income	—	—	—	—	1,445,100	1,445,100
Balance at March 26, 2017	8,337,669	98,400	59,006,000	(57,437,600)	106,349,500	108,016,300
Proceeds from issuance of stock	44,458	400	604,000	—	—	604,400
Treasury stock purchases	(4,443)	—		(65,400)	—	(65,400)
Non-cash stock compensation expense	18,853	200	1,001,900	—	—	1,002,100
Excess tax benefit from stock-based compensation	—	—		—	—	—
Cash dividends paid	—	—	—	—	(6,701,200)	(6,701,200)
Net income	—	—	—	—	5,195,400	5,195,400
Balance at April 1, 2018	8,396,537	99,000	60,611,900	(57,503,000)	104,843,700	108,051,600
Proceeds from issuance of stock	52,067	500	810,800	—	—	811,300
Treasury stock purchases	(6,332)	—		(111,100)	—	(111,100)
Non-cash stock compensation expense	26,257	300	1,243,700	—	—	1,244,000
Cash dividends paid	—	—	—	—	(6,754,400)	(6,754,400)
Net income	—	—	—	—	5,545,800	5,545,800
Balance at March 31, 2019	8,468,529	$99,800	$62,666,400	$(57,614,100)	$103,635,100	$108,787,200

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2019	April 1, 2018	March 26, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,545,800	$5,195,400	$1,445,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,618,900	3,992,600	4,238,900
Loss on sale of property and equipment	—	—	114,500
Non-cash stock-based compensation expense	1,244,000	1,002,100	434,400
Deferred income taxes and other	1,604,100	(2,866,100)	(788,600)
Change in trade accounts receivable	(6,103,900)	(23,158,400)	(6,388,200)
Change in product inventory	477,600	(8,338,700)	(10,080,400)
Change in prepaid expenses and other current assets	(1,073,700)	(625,000)	2,053,000
Change in trade accounts payable	5,073,600	13,459,700	11,595,400
Change in payroll, benefits and taxes	(2,361,600)	1,519,000	1,844,200
Change in income and sales tax liabilities	(1,590,200)	974,500	(107,700)
Change in accrued expenses and other current liabilities	1,812,100	(402,200)	(1,309,300)
Net cash provided by (used in) operating activities	8,246,700	(9,247,100)	3,051,300

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(2,855,200)	(1,646,600)	(730,200)
Purchases of internal use software licenses	(2,309,500)	(1,892,800)	(1,832,800)
Net cash used in investing activities	(5,164,700)	(3,539,400)	(2,563,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	3,542,700	10,835,400	—
Proceeds from note receivable	—	75,000	—
Payments of debt issuance costs	—	—	(218,200)
Payments on long-term debt	(27,300)	(26,700)	(1,901,300)
Proceeds from issuance of common stock	279,000	148,700	137,600
Cash dividends paid	(6,754,400)	(6,701,200)	(6,656,700)
Excess tax benefit from stock-based compensation	—	—	—
Purchases of treasury stock and repurchases of stock from employees	(111,100)	(65,400)	(192,400)
Net cash (used in) provided by financing activities	(3,071,100)	4,265,800	(8,831,000)

Net increase (decrease) in cash and cash equivalents	10,900	(8,520,700)	(8,342,700)

CASH AND CASH EQUIVALENTS, beginning of period	19,400	8,540,100	16,882,800

CASH AND CASH EQUIVALENTS, end of period	$30,300	$19,400	$8,540,100

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

Note 1. Organization

TESSCO Technologies Incorporated, a Delaware corporation (“Tessco”, “we”, “our”, or the “Company”), architects and delivers innovative product and value chain solutions to support wireless systems. The Company provides marketing and sales services, knowledge and supply chain management, product-solution delivery and control systems utilizing extensive internet and information technology. Approximately 97% of the Company’s sales are made to customers in the United States. The Company takes orders in several ways, including phone, fax, online and through electronic data interchange. Almost all of the Company’s sales are made in United States Dollars.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal year ended March 31, 2019 contained 52 weeks and the fiscal years ended April 1, 2018 and March 26, 2017 contained 53 weeks and 52 weeks, respectively.

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

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of supplier terms surrounding price protection and product returns), and assumptions about future demand. At March 31, 2019 and April 1, 2018, the Company had a reserve for excess and obsolete inventory of $5,870,600 and $5,739,700, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

	Useful lives

Information technology equipment	1	-	3	years
Furniture, telephone system, equipment and tooling	3	-	10	years
Building, building improvements and leasehold improvements	2	-	40	years

Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term.

Other Long-Term Assets

The Company capitalizes computer software costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and when management authorizes and commits to funding the project and it is probable that the project will be completed.  Development and acquisition costs are capitalized when the focus of the software project is either to develop new software, to increase the life of existing software or to add significantly to the functionality of existing software. Capitalization ceases when the software project is substantially complete and ready for its intended use.

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges in fiscal years 2019, 2018, or 2017.

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

Based on the Company’s qualitative and/or quantitative impairment testing performed, the Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2019, 2018, or 2017.

The methods of assessing fair value for our reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on April 2, 2018, using the modified retrospective method. We recognize revenue when control of promised goods is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods.

During fiscal 2018 and 2017, we complied with ASC 605, Revenue Recognition. We recorded revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed or determinable, and 4) collectability is reasonably assured.

In most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts provided by the Company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectability is reasonably assured. The Company recognized revenues net of sales tax.

We recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  The potential for customer returns are considered a component of variable consideration under ASC 606 and it is therefore considered when estimating the transaction price for a sale.  We use the most likely amount method to determine the amount of expected returns.  The amount of expected returns is recognized as a refund liability, representing the obligation to return the customer’s consideration.  The return asset is measured at the former carrying amount of the inventory, less any expected costs to recover the goods.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the ASC No. 606, the Company looks at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether obligation exists between the other parties and our customer. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal year 2019). If applying this revenue recognition guidance resulted in recording revenues on a different basis from which the Company has previously concluded, or if the factors above change significantly, revenues could increase or decrease; however, gross profit and net income would remain constant.

Service revenue associated with training and other services is recognized when the training or work is complete and the criteria discussed above have been met. Service revenues have represented less than 1% of total revenues for fiscal years 2019, 2018 and 2017.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2019, 2018, and 2017.

Supplier Programs

Funds received from suppliers for price protection, product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC 705-20: Cost of Sales and Services — Accounting for Consideration Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $16,534,200, $14,875,100, and $14,179,700 for fiscal years 2019, 2018, and 2017, respectively.

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

In accordance with ASC No. 740, the Company recognizes a provision for tax uncertainties in its financial statements for the year ended April 1, 2018. See Note 11 for further discussion of the standard and its impact on the Company’s consolidated financial statements.

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

Recently issued accounting pronouncements not yet adopted:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company has identified the full population of leases. The Company expects to record a right-of-use asset and lease liability on its consolidated balance sheet, of approximately $5.1 million each. The standard will be adopted on the first day of the Company’s 2020 fiscal year.

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

Recently issued accounting pronouncements adopted:

Effective April 2, 2018, the Company adopted the FASB ASU 2014-09, Revenue from Contracts with Customers

(Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, did not have a significant impact on the timing of revenue recognition, our results of operations, cash flows, or financial position. Revenue continues to be recognized at a point in time for our product sales when products are shipped to or received by the customer depending on the shipping terms.

The Company has changed the presentation of its returns reserve. The amount of expected returns are now recognized as a refund liability within the Accrued Expenses line item of the balance sheet. This liability represents the obligation to return customer consideration. The value of the expected goods returned by customers is now recognized as a return asset within the Prepaid expense and other current assets line item of the balance sheet. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the inventory asset are recorded as cost of goods sold. As of March 31, 2019, the return asset and return liability amounts were $1.5 million and $2.0 million, respectively. Prior periods were not adjusted to reflect this change.

On December 22, 2017 President Trump signed into law the “Tax Cut and Jobs Act” (the “Tax Act”). In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), in response to the Tax Act. SAB 118 allows registrants to include a provisional amount to account for the implications of the Tax Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Tax Act or December 22, 2018. We completed our accounting for the Tax Act in the third quarter of fiscal 2019 and recorded an immaterial adjustment to the provisional tax benefit amount. Additional tax impacts from the Tax Act may be recorded, if and as appropriate, due to, among other things, changes in the Company’s interpretation of the Tax Act and legislative or administrative actions to clarify the intent of the statutory language in a manner that differs from the our current interpretation.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2019	2018

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	20,926,500	20,896,300
Information technology equipment	6,026,300	4,988,600
Furniture, telephone system, equipment and tooling	8,582,800	7,569,400
	40,276,400	38,195,100
Less accumulated depreciation and amortization	(25,272,900)	(24,532,300)
Property and equipment, net	$15,003,500	$13,662,800

Depreciation and amortization of property and equipment was $3,618,900, $3,992,600, and $4,238,900 for fiscal years 2019, 2018 and 2017, respectively.

Note 4. Goodwill and Other Intangible Assets

Other intangible assets, which are included in other long-term assets on the accompanying Consolidated Balance Sheets as of March 31, 2019 and April 1, 2018, consists of indefinite lived intangible assets in the amount of $795,400. There were no changes in the carrying amount of goodwill for the fiscal years ended March 31, 2019 and April 1, 2018.

Capitalized internally developed computer software, net of accumulated amortization, as of March 31, 2019 and April 1, 2018 was $2,598,000 and $2,379,100, respectively. Amortization expense of capitalized internally developed computer software was $1,620,800, $1,721,000, and $1,355,000 for fiscal years 2019, 2018, and 2017.

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	April 1, 2018
Returns Reserve	$1,985,700	$625,700
Other Accrued Expenses	666,700	771,900
Total Accrued Expenses	$2,652,400	$1,397,600

Note 6. Borrowings Under Revolving Credit Facility

Fiscal Year 2018 Revolving Credit Facility Activity

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million. Capitalized terms used but not otherwise defined in this and the immediately following three paragraphs have the meanings ascribed to each in the Amended and Restated Credit Agreement.

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

Interest expense on this Revolving Credit Facility for fiscal year 2018 totaled $444,200. Average borrowings under this Revolving Credit Facility totaled $14,938,800 and maximum borrowings totaled $28,596,600 for fiscal year 2018. In addition to the interest charged on borrowings, the Company is subject to a 0.25% fee on the unused portion of the Revolving Credit Facility, which is included in interest expense, net on the consolidated statements of income.

Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of April 1, 2018, borrowings under this Revolving Credit Facility totaled $10.8 million and, therefore, the Company had $64.2 million available for borrowing as of April 1, 2018, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.

Fiscal Year 2019 Revolving Credit Facility Activity

On March 31, 2019, the interest rate applicable to borrowings under the replacement Revolving Credit Facility was 3.99%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities during fiscal year 2019 was 3.71%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.

Interest expense on this Revolving Credit Facility for fiscal year 2019 totaled $836,300. Average borrowings under this Revolving Credit Facility totaled $22,360,200 and maximum borrowings totaled $33,639,500 for fiscal year 2019. In addition to the interest charged on borrowings, the Company is subject to a 0.25% fee on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of March 31, 2019, borrowings under this Revolving Credit Facility totaled $14.4 million and, therefore, the Company had $60.6 million available for borrowing as of March 31, 2019, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.

The Company was in compliance with the terms and financial covenants applicable to the revolving credit facility at the end of fiscal year 2019 and through the date that these financial statements were issued.

Note 7. Commitments and Contingencies

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Rent expense for fiscal years 2019, 2018 and 2017 totaled $3,001,800, $3,041,700, and $3,047,500, respectively.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2020. Monthly rent payments now range from $174,500 to $185,100 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2020; however, the Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $38,200 to $39,300 through the remaining lease term.

Additional sales and marketing offices are located in additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement expiring on October 31, 2021.  Monthly rent payments range from $18,000 to $19,100 through the remaining lease term.

The Company’s minimum future obligations as of March 31, 2019 under existing operating leases are as follows:

Fiscal year:
2020	$2,996,700
2021	2,111,600
2022	203,200
2023	14,900
2024	—
Thereafter	—
$5,326,400

Lawsuits and claims are filed against the Company from time to time in the ordinary course of business. The Company does not believe that any lawsuits or claims pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on the Company’s financial condition or results of operations. In addition, from time to time, the Company is also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Currently, our New York income tax return for tax year 2016 and California sales tax returns for the period January 1, 2016 through December 31, 2018 are under examination.

As the Company is routinely audited by state taxing authorities, the Company has estimated exposure and established reserves for its estimated sales tax audit liability.

Note 8. Operating Segments

Beginning with the first quarter of fiscal year 2018, the Company modified the structure of its internal organization in an effort to better serve the market place. Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments. Reflective of these differences, our sales and product teams have been reorganized and each now report to either a retail or commercial leader. The Company concluded that corresponding changes to its reportable segments were warranted and now evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which is a newly identified market within our internal structure resulting from the Company’s recent implementation of an enhanced go-to-market strategy and the consolidation of our previously identified value-added resellers, government channels and private system operator markets. This new strategy and the corresponding consolidation of these customer markets is expected to increase sales opportunities across the consolidated group as well as provide better coverage to customers and better align territories with supplier partners. In conjunction with our identification of the value-added resellers and integrators as a newly identified market, as described above, market revenue and gross profit as reported for the periods prior to the first quarter of fiscal 2018 have been restated to reflect this change.

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

Segment activity for the fiscal years ended 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended
	March 31, 2019
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$156,983	$—	$156,983
Value-added resellers and Integrators	262,062	—	262,062
Retail	—	187,769	187,769
Total revenues	$419,045	$187,769	$606,814

Gross Profit
Public Carrier	$20,275	$—	$20,275
Value-added resellers and Integrators	64,130	—	64,130
Retail	—	36,954	36,954
Total gross profit	$84,405	$36,954	$121,359

Directly allocable expenses	33,475	16,152	49,627
Segment net profit contribution	$50,930	$20,802	71,732
Corporate support expenses			64,441
Income before provision for income taxes			$7,291

	Year Ended
	April 1, 2018
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$115,061	$—	$115,061
Value-added resellers and Integrators	270,615	—	270,615
Retail	—	194,599	194,599
Total revenues	$385,676	$194,599	$580,275

Gross Profit
Public Carrier	$16,707	$—	$16,707
Value-added resellers and Integrators	64,620	—	64,620
Retail	—	38,901	38,901
Total gross profit	$81,327	$38,901	$120,228

Directly allocable expenses	32,592	15,535	48,127
Segment net profit contribution	$48,735	$23,366	72,101
Corporate support expenses			64,628
Income before provision for income taxes			$7,473

	Year Ended
	March 26, 2017
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$82,015	$—	$82,015
Value-added resellers and Integrators	249,670	—	249,670
Retail	—	201,610	201,610
Total revenues	$331,685	$201,610	$533,295

Gross Profit
Public Carrier	$13,706	$—	$13,706
Value-added resellers and Integrators	61,838	—	61,838
Retail	—	36,224	36,224
Total gross profit	$75,544	$36,224	$111,768

Directly allocable expenses	32,455	16,399	48,854
Segment net profit contribution	$43,089	$19,825	62,914
Corporate support expenses			60,428
Income before provision for income taxes			$2,486

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

•

Mobile device accessories products include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label internet sites, complement our mobile devices and accessory product offering.

Supplemental revenue and gross profit information by product category for the fiscal years 2019, 2018 and 2017 are as follows (in thousands):

	March 31, 2019	April 1, 2018	March 26, 2017
Revenues
Base station infrastructure	$292,787	$248,949	$209,869
Network systems	86,555	98,642	87,222
Installation, test and maintenance	32,595	33,200	31,851
Mobile device accessories	194,877	199,484	204,353
Total revenues	$606,814	$580,275	$533,295

Gross Profit
Base station infrastructure	61,458	58,015	54,280
Network systems	13,604	14,649	11,897
Installation, test and maintenance	6,433	6,266	5,921
Mobile device accessories	39,864	41,298	39,670
Total gross profit	$121,359	$120,228	$111,768

Note 9. Restructuring Charge

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

Note 10. Stock Buyback

The Company withholds shares of common stock from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2019, 2018, and 2017 the total value of shares withheld for taxes was $111,100, $65,400, and $192,400, respectively.

Note 11. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of income is as follows:

	2019	2018	2017

Statutory federal rate	21.0%	31.3%	34.0%
State taxes, net of federal benefit	3.5	4.0	4.6
Non-deductible expenses	2.1	4.4	5.4
Change in uncertain tax positions	(4.6)	—	—
Change in valuation allowance	1.9	—	—
Change in deferred tax related to key man life insurance	—	(7.3)	—
Other	—	(1.9)	(2.1)
Effective rate	23.9%	30.5%	41.9%

The provision for income taxes was comprised of the following:

	2019	2018	2017

Federal: Current	$1,037,600	$3,073,400	$1,083,600
Deferred	576,200	(1,081,600)	(69,100)
State: Current	52,600	433,400	53,100
Deferred	79,000	(148,000)	(26,400)
Provision for income taxes	$1,745,400	$2,277,200	$1,041,200

Total net deferred tax assets (liabilities) as of March 31, 2019 and April 1, 2018, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets, are as follows:

	2019	2018
Deferred tax assets :
Deferred compensation	$267,300	$160,600
Accrued vacation	312,300	340,200
Deferred rent	34,500	37,200
Allowance for doubtful accounts	488,000	249,700
Inventory reserves	1,406,100	1,414,600
Sales tax reserves	192,900	217,500
Sales return assets	478,600	—
Other liabilities	205,700	—
Net operating loss	141,600	—
Tax contingency reserve	—	83,400
Other assets	652,800	1,364,900
	4,179,800	3,868,100
Valuation allowance	(141,600)	—
Total deferred tax assets	4,038,200	3,868,100

Deferred tax liabilities :
Depreciation and amortization	(3,094,000)	(2,542,800)
Sales return liabilities	(365,200)	—
Prepaid expenses	(523,700)	(614,800)
Total deferred tax liabilities	(3,982,900)	(3,157,600)
Net Deferred Tax Assets	$55,300	$710,500

The Company has reviewed its deferred tax assets realization and has determined that a valuation allowance on certain separate company state net operating losses are required as of March 31, 2019.  No valuation allowance was required as of April 1, 2018.

The Company has net operating loss carryforwards of 141,600 which will generally begin to expire in fiscal year 2030 through fiscal year 2048.  Certain net operating loss carryovers do not expire.

As of March 31, 2019, the Company had no unrecognized tax benefits. As of April 1, 2018, the Company had a gross amount of unrecognized tax benefits of $112,700 ($87,200 net of federal benefit).

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2019 was a benefit of $250,500 (net of federal benefit). The cumulative amount included in the consolidated balance sheet as of March 31, 2019 was $0. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2018 was a benefit of $38,100 (net of federal expense) and the cumulative amount included as a liability in the consolidated balance sheet as of April 1, 2018 was $250,500 (net of federal benefit). The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2017 was a benefit of $10,000 (net of federal expense).

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, net of interest, is as follows:

	2019	2018	2017
Beginning balance of unrecognized tax benefit	$112,700	$204,500	$290,400
Increases related to current period tax positions	3,500	—	3,100
Reductions as a result of a lapse in the applicable statute of limitations	(116,200)	(91,800)	(89,000)
Ending balance of unrecognized tax benefits	$—	$112,700	$204,500

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which we refer to herein as the 2017 Tax Act. While the changes from the Tax Act were generally effective for tax years beginning after December 31, 2017, ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment.   Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts in earnings for the year ended April 1, 2018.  The Company was required to complete its tax accounting for the 2017 Tax Act when it had obtained, prepared and analyzed the information to complete the income tax accounting but no later than December 22, 2018.   Accordingly, during fiscal year 2019, the Company completed its accounting for the tax effects of the enactment of the 2017 Tax Act based on the Company’s interpretation on the new tax regulations and related guidance issued by the U.S. Department of the Treasury and the IRS.  The Company did not record material adjustment to the previously provided provisional amount of $0.2 million.

The Company files income tax returns in U.S. federal, state and local jurisdictions. Certain income tax returns for fiscal years 2015 through 2018 remain open to examination by U.S. federal, state and local tax authorities. Currently, our New York income tax return for tax year 2016 are under examination.

Note 12. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $957,100, $928,100, and $621,600 during fiscal years 2019, 2018, and 2017, respectively. As of March 31, 2019, plan assets included 171,300 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., the Company’s Chairman of the Board. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $2,326,800 and $853,400, respectively, as of March 31, 2019 and $2,204,500 and $901,400, respectively, as of April 1, 2018, are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
Amounts in thousands, except per share amounts	2019	2018	2017
Earnings per share – Basic:
Net earnings	$5,546	$5,195	$1,445
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	—
Earnings available to common shareholders – Basic	$5,546	$5,195	$1,445

Weighted average common shares outstanding – Basic	8,437	8,371	8,313

Earnings per common share – Basic	$0.66	$0.62	$0.17

Earnings per share – Diluted:
Net earnings	$5,546	$5,195	$1,445
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	—
Earnings available to common shareholders – Diluted	$5,546	$5,195	$1,445

Weighted average common shares outstanding – Basic	8,437	8,371	8,313
Effect of dilutive options	130	100	27
Weighted average common shares outstanding – Diluted	8,567	8,471	8,340

Earnings per common share – Diluted	$0.65	$0.61	$0.17

Anti-dilutive equity awards not included above	94	40	60

At March 31, 2019, April 1, 2018, and March 26, 2017 stock options with respect to 591,500, 540,000 and 420,000 shares of common stock were outstanding, respectively. The anti-dilutive stock options outstanding at March 31, 2019, April 1, 2018 and March 26, 2017 total 94,000, 40,000 and 60,000, respectively.  There were no anti-dilutive Performance Stock Units or Restricted Stock outstanding as of March 31, 2019, April 1, 2018 or March 26, 2017.

Note 14. Stock‑Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 31, 2019, April 1, 2018, and March 26, 2017 includes $1,244,000, $1,002,100, and $434,400, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 31, 2019, April 1, 2018, and March 26, 2017 includes $297,300, $305,400, and $181,900, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”).

As of March 31, 2019, 247,200 shares were available for issue in respect of future awards under the 1994 Plan. Subsequent to the Company’s 2019 fiscal year end, on May 10, 2019, based on fiscal year 2019 results, 21,750 shares related to PSUs were canceled, and as a result, these shares were made available for future grants. On May 10, 2019, additional PSUs and restricted stock awards were made providing recipients with the opportunity to earn up to an aggregate of 45,500 and 21,000 additional shares, respectively of the Company’s common stock. Also, on May 10, 2019, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted stock options to select key employees to purchase an aggregate of 135,000 shares of the Company’s common stock. Accordingly, as of May 10, 2019, an aggregate of 67,450 shares were available for issue pursuant to future awards.

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

Performance Stock Units: Under a program established by the Board of Directors, PSUs have been granted under the 1994 Plan to selected employees. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC No. 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests, management’s projections of future EPS performance over the performance period, and the resulting amount of estimated share issuances. As discussed in Note 2 above, the Company now accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock based compensation related to the restricted awards may be different from the Company’s expectations.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2019, 2018 and 2017:

	2019		2018		2017
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	67,000	$12.65	170,100	$11.17	138,925	$21.46
PSU’s Granted	71,000	15.58	86,000	12.67	207,000	10.77
PSU’s Vested	(14,257)	12.66	(7,600)	19.58	(27,671)	19.40
PSU’s Forfeited/Cancelled	(25,437)	13.46	(181,500)	10.99	(148,154)	18.72
Unvested shares available for issue under outstanding PSUs, end of period	98,306	$14.55	67,000	$12.65	170,100	$11.17

As of March 31, 2019, there was $0.3 million unrecognized compensation cost, related to fiscal year 2019 PSUs earned. Total fair value of shares vested during fiscal years 2019, 2018 and 2017 was $460,800, $277,600 and $628,200, respectively.

The PSUs canceled during fiscal year 2019 primarily related to the fiscal year 2018 grant of PSUs which had a one-year measurement period (fiscal 2018). The PSUs were canceled because the minimum applicable fiscal 2018 performance targets were not fully satisfied. Per the provisions of the 1994 Plan, the shares related to these forfeited and canceled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

Of the PSUs outstanding at the end of fiscal year 2019 covering 98,306 non-vested shares, PSUs covering 24,000 shares were subsequently canceled in May 2019, based on fiscal year 2019 performance. These PSUs were canceled because fiscal year 2019 earnings per share did not fully reach the target performance set forth in the PSU award agreements. The remaining 74,300 shares covered by PSUs outstanding at the end of fiscal year 2019 were earned based on fiscal year 2019 and 2018 performance, but were not yet vested as of March 31, 2019. Assuming the respective participants remain employed by, or affiliated with the Company, these shares will vest on or about May 1 of 2019, 2020, 2021, and 2022 as follows:

Number of Shares
2019	21,446
2020	21,446
2021	21,446
2022	9,994
74,332

Subsequent to the Company’s 2019 fiscal year end, on May 10, 2019, the Compensation Committee, with the concurrence of the full Board of Directors, granted additional PSUs to selected key employees, providing them with the opportunity to earn up to 45,500 additional shares of the Company’s common stock in the aggregate, depending upon whether certain threshold or goal earnings per share targets are met and individual performance metrics are satisfied in fiscal year 2020. These PSUs have only one measurement year (fiscal year 2020), with any shares earned at the end of fiscal year 2020 to vest 25% on or about each of May 1 of 2020, 2021, 2022 and 2023. Pursuant to the typical PSU award agreement, however, performance metrics are deemed met upon the occurrence of a change in control, and shares earned are issued earlier upon the occurrence of a change in control, or death or disability of the participant, or upon termination of the participant’s employment without cause or by the participant for good reason, as those terms are defined in the agreement.

Restricted Stock/Restricted Stock Units: On May 11, 2016, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 10,000 RSU awards to non-employee directors of the Company. These awards provide for the issuance of the shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued 25% on or about each of May 1 of 2017, 2018, 2019 and 2020, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 31, 2019, there was less than $0.7 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately one year.

On May 10, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 18,000 RSU awards to non-employee directors of the Company and to the Executive Chairman.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2018, 2019, 2020 and 2021, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 31, 2019, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately two years.

On May 10, 2018 and June 6, 2018, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU awards to non-employee directors of the Company and to the Executive Chairman.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2019, 2020, 2021 and 2022, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 31, 2019, there was approximately $0.2 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years.

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the common stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of April 1, 2018, 8,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 48,000 of these RSUs outstanding. An additional 2,000 RSU’s with similar terms were awarded in fiscal 2019.

As of March 31, 2019, there was approximately $0.6 million of total unrecognized compensation cost related to all outstanding RSUs noted above, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately two years.

Subsequent to the Company’s 2019 fiscal year end, on May 10, 2019, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU awards to non-employee directors and the Executive Chairman of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of May 1 of 2020, 2021, 2022 and 2023, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

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

Stock Options:  The grant date value of the Company’s stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years. During fiscal 2019, stock options for 15,000 shares were forfeited due to an employee departure.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided the option remains outstanding. The following tables summarize the pertinent information for outstanding options.

	2019		2018
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant
Unvested options, beginning of period	392,500	$2.21	395,000	1.96
Options Granted	66,500	3.38	230,000	2.57
Options Vested	(162,708)	2.20	(122,500)	1.87
Options Forfeited/Cancelled	(15,000)	4.26	(110,000)	2.42
Unvested options, end of period	281,292	$2.39	392,500	$2.21

			March 31, 2019
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2019	66,500	$16.31	61,500	-
2018	230,000	$15.12	160,000	71,458
2017	410,000	$12.57	330,000	202,083
2016	100,000	$22.42	40,000	36,667
Total			591,500	310,208

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2019	35.59%	3.11%	4.99%	4.0	$3.38
2018	32.63%	1.96%	5.34%	4.0	$2.57
2017	32.85%	1.32%	6.30%	4.0	$1.85

As of March 31, 2019, there was approximately $0.6 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years. No options were exercised during fiscal 2019, 2018, or 2017.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 31, 2019, April 1, 2018, and March 26, 2017 were $82,600, $49,700, and $47,300, respectively. During the fiscal years ended March 31, 2019, April 1, 2018, and March 26, 2017, 19,183, 13,423, and 12,901 shares were sold to employees under this plan, having a weighted average market value of $14.54, $11.08, and $10.68, respectively.

Note 15. Fair Value Disclosure

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

As of March 31, 2019 and April 1, 2018, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, our term loan, life insurance policies and other current liabilities approximate their fair values as of March 31, 2019 and April 1, 2018 due to their short-term nature.

Note 16. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2019, 2018, and 2017 totaled $1,835,400, $2,440,000, and $55,600, respectively. Cash paid for interest during fiscal years 2019, 2018, and 2017 totaled $809,000, $406,200, and $60,600, respectively. No interest was capitalized during fiscal years 2019, 2018 and 2017.

Note 17. Concentration of Risk

Sales to customers and purchases from suppliers are largely governed by individual sales or purchase orders, so there is no guarantee of future business. In some cases, the Company has more formal agreements with significant customers or suppliers, but they are largely administrative in nature and are terminable by either party upon several months or otherwise short notice and they typically contain no obligation to make purchases from TESSCO. In the event a significant customer decides to make its purchases from another source, experiences a significant change in demand internally or from its own customer base, becomes financially unstable, or is acquired by another company, the Company’s ability to generate revenues from these customers may be significantly affected, resulting in an adverse effect on its financial position and results of operations.

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2019, 2018, and 2017, sales of products purchased from the Company's top ten suppliers accounted for 48%, 43%, and 41% of total revenues, respectively. Products purchased from the Company’s largest commercial supplier accounted for approximately 16%, 11%, and 10% of total revenues in fiscal years 2019, 2018, and 2017, respectively. Products purchased from the Company’s largest retail supplier accounted for approximately 8%, 10%, and 11% of total revenues in fiscal years 2019, 2018, and 2017, respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including the suppliers referenced above, or of other suppliers whose products may be difficult to source on comparable terms elsewhere, or the loss of one or more of certain ongoing affinity relationships, would have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or supplier relationships. For fiscal years 2019, 2018, and 2017, sales of products to the Company's top ten customer relationships accounted for 32%, 28%, and 26% of total revenues, respectively. No customer accounted for more than 10% of total revenues in fiscal year 2019, 2018 and 2017.

Note 18. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 31, 2019 and April 1, 2018 is presented in the table below. For comparison purposes, fiscal quarter ended April 1, 2018 has fourteen weeks, all other quarters have thirteen weeks.

	Fiscal Year 2019 Quarters Ended				Fiscal Year 2018 Quarters Ended
	March 31,	December 30,	September 30,	July 1,	April 1,	December 24,	September 24,	June 25,
	2019	2018	2018	2018	2018	2017	2017	2017
Revenues	$144,963,800	$152,294,500	$158,636,100	$150,919,400	$148,920,100	$146,260,300	$145,083,500	$140,010,800
Cost of goods sold	116,696,600	121,295,800	127,241,400	120,221,300	117,381,400	116,660,500	115,160,400	110,844,000
Gross profit	28,267,200	30,998,700	31,394,700	30,698,100	31,538,700	29,599,800	29,923,100	29,166,800
Selling, general and administrative expenses	27,280,300	27,494,800	29,477,300	28,961,300	30,357,600	27,413,200	26,674,400	27,881,500
Income from operations	986,900	3,503,900	1,917,400	1,736,800	1,181,100	2,186,600	3,248,700	1,285,300
Interest, net	186,700	247,900	244,800	174,400	89,500	114,500	156,500	68,600
Income before provision for income taxes	800,200	3,256,000	1,672,600	1,562,400	1,091,600	2,072,100	3,092,200	1,216,700
Provision for income taxes	308,200	551,400	481,800	404,000	(76,800)	501,900	1,318,300	533,800
Net income	$492,000	$2,704,600	$1,190,800	$1,158,400	$1,168,400	$1,570,200	$1,773,900	$682,900
Diluted earnings per share	$0.06	$0.32	$0.14	$0.13	$0.14	$0.19	$0.21	$0.08
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries (the Company) as of March 31, 2019 and April 1, 2018, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and April 1, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 11, 2019 expressed an unqualified opinion thereon.

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

June 11, 2019

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, TESSCO Technologies Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 31, 2019 and April 1, 2018, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated June 11, 2019 expressed an unqualified opinion thereon.

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

June 11, 2019

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

Consolidated Balance Sheets as of March 31, 2019 and April 1, 2018

Consolidated Statements of Income for the fiscal years ended March 31, 2019, April 1, 2018 and March 26, 2017

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 31, 2019, April 1, 2018 and March 26, 2017

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, April 1, 2018 and March 26, 2017

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

10.1.1

Amended and Restated Employment Agreement, dated March 26, 2016, by and between the Company and Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2016).

10.2.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.2.2

Form of Restricted Stock Award under the TESSCO Technologies Incorporated Third Amended and Restated 1994 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2011).

10.2.3	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2013).
10.2.4

Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2017).

10.2.5	Form of Stock Option (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended July 1, 2018).
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

10.6.1

Supplemental Executive Retirement Plan, dated as of March 31, 1994, between the Company and Robert B. Barnhill, Jr., (originally filed as Exhibit C to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)) (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.6.2

Amendment No. 1 to Supplemental Executive Retirement Plan, effective as of January 1, 2005, between the Company and Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.7.1

Form of Severance and Restrictive Covenant Agreement entered into between the Company and Douglas A. Rein (incorporated by reference to Exhibit 10.10.1 to the Company's Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.7.2

Form of Severance and Restrictive Covenant Agreement, entered into between the Company and Aric Spitulnik (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 30, 2014).

10.7.3

Form of Severance and Restrictive Covenant Agreement entered into between the Company and Elizabeth S. Robinson (incorporated by reference to Exhibit 10.7.3 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended April 1, 2018).

10.7.4

Form of Performance Stock Unit Agreement – Officers and Employees (incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2016).

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

101.1*

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 31, 2019 formatted in XBRL: (i) Consolidated Statement of Income for the years ended March 31, 2019, April 1, 2018 and March 26, 2017; (ii) Consolidated Balance Sheet at March 31, 2019 and April 1, 2018; (iii)  Consolidated Statement of Cash Flows for the years March 31, 2019 and April 1, 2018; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2019	2018	2017
Allowance for doubtful accounts:
Balance, beginning of period	$1,094,900	$782,200	$841,400
Provision for bad debts	1,721,200	797,100	674,200
Write-offs and other adjustments	(678,200)	(484,400)	(733,400)
Balance, end of period	$2,137,900	$1,094,900	$782,200

	2019	2018	2017
Inventory Reserve:
Balance, beginning of period	$5,739,700	$6,360,600	$6,071,100
Inventory reserve expense	4,863,100	4,361,400	3,193,200
Write-offs and other adjustments	(4,732,200)	(4,982,300)	(2,903,700)
Balance, end of period	$5,870,600	$5,739,700	$6,360,600

	2019	2018	2017
Allowance for deferred tax asset:
Balance, beginning of period	$—	$—	$—
Income tax expense	141,600	—	—
Write-offs and other adjustments	—	—	—
Balance, end of period	$141,600	$—	$—

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Murray Wright
Murray Wright, President and Chief Executive Officer
June 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Murray Wright	President and Chief Executive Officer (principal executive officer)	June 11, 2019
Murray Wright

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 11, 2019
Aric Spitulnik

/s/ Robert B. Barnhill, Jr.	Chairman of the Board	June 11, 2019
Robert B. Barnhill, Jr.

/s/ Jay G. Baitler	Director	June 11, 2019
Jay G. Baitler

/s/ John D. Beletic	Director	June 11, 2019
John D. Beletic

/s/ Paul J. Gaffney	Director	June 11, 2019
Paul J. Gaffney

/s/ Benn R. Konsynski	Director	June 11, 2019
Benn R. Konsynski

/s/ Dennis J. Shaughnessy	Director	June 11, 2019
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 11, 2019
Morton F. Zifferer