Form 10-Q
period 2019-06-30
TESSCO TECHNOLOGIES INC
filed 2019-08-02
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

Delaware	52-0729657
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

(410) 229-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TESS	NASDAQ Global Market

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 26, 2019, was 8,521,078.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 30,	March 31,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,200	$30,300
Trade accounts receivable	81,254,400	93,966,200
Product inventory, net	101,407,700	71,845,400
Prepaid expenses and other current assets	7,555,600	5,562,800
Total current assets	190,234,900	171,404,700

Property and equipment, net	14,176,600	15,003,500
Goodwill	11,677,700	11,677,700
Deferred tax assets	55,300	55,300
Lease asset - right of use	4,398,300	—
Other long-term assets	9,011,400	8,354,600
Total assets	$229,554,200	$206,495,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$90,769,300	$73,059,700
Payroll, benefits and taxes	5,386,300	5,929,500
Income and sales tax liabilities	251,600	749,000
Accrued expenses and other current liabilities	2,778,800	2,652,400
Revolving line of credit	20,115,200	14,378,100
Lease liability, current	2,852,400	—
Total current liabilities	122,153,600	96,768,700

Lease liability	1,568,400	—
Long-term liabilities	947,400	939,900
Total liabilities	124,669,400	97,708,600

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,234,154 shares issued and 8,508,500 shares outstanding as of June 30, 2019, and 14,190,027 shares issued and 8,468,529 shares outstanding as of March 31, 2019	100,300	99,800
Additional paid-in capital	63,148,000	62,666,400
Treasury stock, at cost, 5,725,654 shares as of June 30, 2019 and 5,721,498 shares as of March 31, 2019	(57,803,200)	(57,614,100)
Retained earnings	99,439,700	103,635,100
Total shareholders’ equity	104,884,800	108,787,200
Total liabilities and shareholders’ equity	$229,554,200	$206,495,800

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Three Months Ended
	June 30, 2019	July 1, 2018

Revenues	$130,729,300	$150,919,400
Cost of goods sold	105,465,800	120,221,300
Gross profit	25,263,500	30,698,100
Selling, general and administrative expenses	28,096,500	28,961,300
Restructuring charge	488,000	—
(Loss) income from operations	(3,321,000)	1,736,800
Interest expense, net	208,700	174,400
(Loss) income before provision for income taxes	(3,529,700)	1,562,400
(Benefit from) provision for income taxes	(1,036,900)	404,000
Net (loss) income	$(2,492,800)	$1,158,400
Basic (loss) earnings per share	$(0.29)	$0.14
Diluted (loss) earnings per share	$(0.29)	$0.13
Basic weighted-average common shares outstanding	8,494,168	8,410,909
Effect of dilutive options and other equity instruments	—	193,911
Diluted weighted-average common shares outstanding	8,494,168	8,604,820
Cash dividends declared per common share	$0.20	$0.20

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	9,250	100	143,100	—	—	143,200
Treasury stock purchases	(10,488)	—	—	(189,100)	—	(189,100)
Non-cash stock compensation expense	41,256	400	338,500	—	—	338,900
Cash dividends paid	—	—	—	—	(1,702,600)	(1,702,600)
Net loss	—	—	—	—	(2,492,800)	(2,492,800)
Balance at June 30, 2019	8,508,547	$100,300	$63,148,000	$(57,803,200)	$99,439,700	$104,884,800

Balance at April 1, 2018	8,396,537	99,000	60,611,900	(57,503,000)	104,843,700	108,051,600
Proceeds from issuance of stock	5,620	100	130,000	—	—	130,100
Treasury stock purchases	(6,332)	—	—	(111,100)	—	(111,100)
Non-cash stock compensation expense	26,257	200	320,300	—	—	320,500
Cash dividends paid	—	—	—	—	(1,684,200)	(1,684,200)
Net income	—	—	—	—	1,158,400	1,158,400
Balance at July 1, 2018	8,422,082	$99,300	$61,062,200	$(57,614,100)	$104,317,900	$107,865,300

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 30, 2019	July 1, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,492,800)	$1,158,400
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	960,800	937,100
Non-cash stock-based compensation expense	338,900	320,500
Deferred income taxes and other	1,087,100	249,500
Change in trade accounts receivable	12,711,800	(4,953,500)
Change in product inventory	(29,562,300)	(14,044,200)
Change in prepaid expenses and other current assets	(1,992,800)	(1,096,300)
Change in trade accounts payable	17,709,600	15,442,800
Change in payroll, benefits and taxes	(543,200)	(1,645,900)
Change in income and sales tax liabilities	(497,400)	370,600
Change in accrued expenses and other current liabilities	294,400	1,554,800
Net cash used in operating activities	(1,985,900)	(1,706,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(449,300)	(413,000)
Purchases of internal use software licenses	(1,421,000)	(1,024,300)
Net cash used in investing activities	(1,870,300)	(1,437,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	5,737,100	4,935,200
Payments on debt	(2,300)	(6,800)
Cash dividends paid	(1,702,600)	(1,684,200)
Purchases of treasury stock and repurchases of stock from employees	(189,100)	(111,100)
Net cash provided by financing activities	3,843,100	3,133,100

Net decrease in cash and cash equivalents	(13,100)	(10,400)

CASH AND CASH EQUIVALENTS, beginning of period	30,300	19,400

CASH AND CASH EQUIVALENTS, end of period	$17,200	$9,000

See accompanying notes to unaudited consolidated financial statements.

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

In management’s opinion, the accompanying interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim Consolidated Financial Statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. This ASU is effective for periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements and will adopt the standard on the first day of the Company’s 2021 fiscal year.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

Recently issued accounting pronouncements adopted:

Effective April 1, 2019, the Company adopted the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on the first day of the 2020 fiscal year, using a modified retrospective approach. Therefore, the Company recorded a right-of-use asset of $4,398,300 and lease liabilities of $4,420,800 for operating leases as of June 30, 2019. Prior periods were not adjusted to reflect this change.

Effective April 1, 2019, the Company adopted the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard changes the classification of certain cash payments and receipts within the cash flow statement. Specifically, payments for debt prepayment or debt extinguishment costs, including third-party costs, premiums paid, and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, excluding accrued interest, are now classified as financing activities. Previously, these payments were classified as operating expenses. Adoption of this standard did not have an impact on the Consolidated Financial Statements of the Company, included herein.

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter ended June 30, 2019 includes $338,900 of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter ended July 1, 2018 included $320,500 of non-cash stock-based compensation expense. Non-cash stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”). On June 4, 2019, the Board of Directors approved the 2019 Stock and Incentive Plan of the Company, subject to shareholder approval, which occurred at the Annual Meeting of Shareholders held on July 25, 2019. Effective upon shareholder approval of the 2019 Stock and Incentive Plan, no additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the 1994 Plan, for the first quarter of fiscal 2020:

	Three Months	Weighted
	Ended	Average Fair
	June 30,	Value at Grant
	2019	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	98,306	$14.55
PSUs Granted	45,500	16.37
PSUs Vested	(26,506)	14.07
PSUs Forfeited/Cancelled	(24,000)	15.58
Unvested shares available for issue under outstanding PSUs, end of period	93,300	$15.31

During the first quarter of fiscal 2020, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of PSUs to select key employees, providing them with the opportunity to earn up to 45,500 shares of the Company’s common stock in the aggregate, depending upon whether certain earnings per share targets, and individual performance metrics, are satisfied, for fiscal year 2020. These not-yet-earned PSUs have only one measurement year (fiscal 2020), and assuming the performance metrics are met to a sufficient extent, the shares earned at the end of fiscal 2020 on the basis of that performance will vest in four equal installments beginning on or about May 15, 2020 and continuing on the same date in calendar 2021, 2022 and 2023, provided that the respective employee remains employed by or associated with the Company on each such date. Pursuant to the typical PSU award agreement, however, performance metrics are deemed met upon the occurrence of a change in control, and shares earned are issued earlier upon the occurrence of a change in control, or death or disability of the employee, or upon termination of the employee’s employment without cause or by the employee for good reason, as those terms are defined in the applicable PSU award agreement.

The PSUs cancelled during fiscal 2020 related to the fiscal 2019 grant of PSUs, which also had a one-year measurement period (fiscal 2019). The PSUs were cancelled because the applicable fiscal 2019 performance targets were not fully attained. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

If all PSUs granted thus far in fiscal 2020 are assumed to be earned on account of the applicable performance metrics being fully met, or otherwise in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs plus all earned but unvested PSUs would be approximately $1.0 million as of June 30, 2019, and would be expensed through fiscal 2023. To the extent the maximum number of PSUs granted in fiscal 2020 are not earned, stock-based compensation related to these awards will differ from this amount.

Restricted Stock Units: The Company has made annual RSU awards under the 1994 Plan to its non-employee directors over recent years. On May 10, 2019, the Compensation Committee approved the grant of an aggregate of 21,000 RSUs, ratably to the six non-employee directors, including the Chairman of the Board of the Company. These RSU awards provide for the issuance of shares of the Company’s common stock in four equal installments beginning on May 10, 2020 and continuing on the same date in 2021, 2022 and 2023, provided that the director remains associated with the Company on each such date (or meets other criteria as prescribed in the applicable award agreement).

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, approved the grant of an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient is determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of June 30, 2019, 8,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 48,000 of the 56,000 RSUs outstanding. An additional 2,000 RSU’s with similar terms (but with a shorter earnings period) were awarded in fiscal 2019. As a result, an aggregate of 50,000 dividend-based RSUs currently remain outstanding.

As of June 30, 2019, there was approximately $1.0 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

Stock Options: As summarized below, in the first three months of fiscal 2020, stock options for an aggregate of 135,000 shares of common stock were granted, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years, subject, however, to acceleration upon the occurrence of certain events, as described in the applicable award agreement. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Three Months	Weighted
	Ended	Average Fair
	June 30,	Value at Grant
	2019	Date (per unit)
Unvested options, beginning of period	281,292	$2.39
Options Granted	135,000	3.91
Options Vested	(43,292)	2.55
Unvested options, end of period	373,000	$2.92

			June 30, 2019
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2020	135,000	$18.03	135,000	-
2019	66,500	$16.31	61,500	10,167
2018	230,000	$15.12	160,000	81,458
2017	410,000	$12.57	330,000	222,708
2016	100,000	$22.42	40,000	39,167
Total			726,500	353,500

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2020	36.21%	2.70%	4.44%	4.0	$3.91
2019	35.59%	3.11%	4.99%	4.0	$3.38
2018	32.63%	1.96%	5.34%	4.0	$2.57

As of June 30, 2019, there was approximately $1.0 million of total unrecognized compensation costs related to these options. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

Note 4. Borrowings Under Revolving Credit Facility

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility with the same lenders , and which provides for, among other things, an increase in the Company’s borrowing limit from up to $35 million to up to $75 million. Capitalized terms used but not otherwise defined in this and the following three paragraphs have the meanings ascribed to each in the Amended and Restated Credit Agreement.

In addition to increasing the Company’s borrowing limit, the Amended and Restated Credit Agreement extended the maturity date of the secured Revolving Credit Facility to October 19, 2021. The Amended and Restated Credit Agreement also set forth financial covenants, including a fixed charge coverage ratio to be maintained at any time during which the borrowing availability, as determined in accordance with the Amended and Restated Credit Agreement, falls below $10 million, as well as terms that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. The Amended and Restated Credit Agreement provides for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swingline loans and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender is obligated to increase its commitment. Availability is determined in accordance with a Borrowing Base, which has been expanded to include not only Eligible Receivables but also Eligible Inventory and is generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory which is aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory which is aged at least 181 days; minus (B) Reserves. Upon closing, there was $23.4 million outstanding under the Amended and Restated Credit Agreement.

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On June 30, 2019, the interest rate applicable to borrowings under the secured Revolving Credit Facility was 3.94%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company, the other Company affiliate borrowers under the Amended and Restated Credit Agreement and other subsidiaries of the Company, referred to collectively as the Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under a Guaranty and Security Agreement previously delivered by them in connection with the secured Revolving Credit Facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising from time to time under the secured Revolving Credit Facility provided for under the Amended and Restated Credit Agreement, and as respects certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Borrowings may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of June 30, 2019, borrowings under the secured Revolving Credit Facility totaled $20.1 million and, therefore, the Company had $54.9 million available for borrowing as of June 30, 2019, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 31, 2019, borrowings under the secured Revolving Credit Facility totaled $14.4 million and, therefore, the Company had $60.6 million available on its revolving line of credit facility as of March 31, 2019, again subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above.

Note 5. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the fiscal 2020 first quarter because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,708,182 if the Company was at a positive earning position. At June 30, 2019, stock options with respect to 726,500 shares of common stock were outstanding, of which 50,000 were anti-dilutive. At July 1, 2018, stock options with respect to 589,000 shares of common stock were outstanding, of which 60,000 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of June 30, 2019 or July 1, 2018, respectively.

Note 6. Business Segments

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which results from the consolidation of our previously identified value-added resellers, government channels and private system operator markets, and reflects implementation over the 2019 fiscal year of an enhanced go-to-market strategy. This go-to-market strategy and the corresponding consolidation of these customer markets is designed to increase sales opportunities across the consolidated markets, as well as to provide better coverage to customers and to better align territories with supplier partners. In conjunction with our identification of the value-added resellers and integrators as a newly identified market, as described above, market revenue and gross profit as reported for the prior periods reflected in this Quarterly Report on Form 10-Q have been reclassified accordingly.

The retail segment consists of the retail market which includes retailers, independent dealer agents and carriers.

To provide investors with better visibility, the Company also discloses revenue and gross profit by its four product categories:

•

Base Station Infrastructure - Base station infrastructure products are used to build, repair and upgrade wireless telecommunications systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Base station infrastructure service offerings include connector installation, custom jumper assembly, site kitting and logistics integration.

•

Network Systems - Network systems products are used to build and upgrade computing and internet networks.  Products include fixed and mobile broadband equipment, distributed antenna systems (DAS), wireless networking, filtering systems, two-way radios and security and surveillance products.  This product category also includes training classes, technical support and engineering design services.

•

Installation, Test and Maintenance - Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

•

Mobile Device Accessories - Mobile device accessories include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label internet sites, complement our mobile devices and accessory product offering.

The Company evaluates revenue, gross profit, and income before provision for income taxes at the segment level.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the first quarter of fiscal years 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	June 30, 2019			July 1, 2018
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$33,486	$—	$33,486	$40,360	$—	$40,360
Value-added resellers and Integrators	65,194	—	65,194	65,547	—	65,547
Retail	—	32,049	32,049	—	45,012	45,012
Total revenues	$98,680	$32,049	$130,729	$105,907	$45,012	$150,919

Gross Profit
Public carrier	$4,253	$—	$4,253	$5,626	$—	$5,626
Value-added resellers and Integrators	15,969	—	15,969	15,917	—	15,917
Retail	—	5,042	5,042	—	9,155	9,155
Total gross profit	$20,222	$5,042	$25,264	$21,543	$9,155	$30,698

Directly allocable expenses	9,570	3,015	12,585	8,081	3,809	11,890
Segment net profit contribution	$10,652	$2,027	12,679	$13,462	$5,346	18,808
Corporate support expenses			16,209			17,246
Income before provision for income taxes			$(3,530)			$1,562

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	June 30, 2019	July 1, 2018
Revenues
Base station infrastructure	$69,069	$74,314
Network systems	22,552	22,777
Installation, test and maintenance	6,025	7,431
Mobile device accessories	33,083	46,397
Total revenues	$130,729	$150,919

Gross Profit
Base station infrastructure	$14,521	$15,716
Network systems	3,927	3,663
Installation, test and maintenance	1,084	1,473
Mobile device accessories	5,732	9,846
Total gross profit	$25,264	$30,698

Note 7. Leases

The Company leases certain office spaces and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Consolidated Balance Sheet.

Quantitative information regarding the Company’s leases is as follows:

Three Months Ended
June 30, 2019
Operating lease expense	$871,500

As of June 30, 2019
Maturities of discounted lease liabilities by fiscal year are as follow:
2020	$2,243,248
2021	2,110,873
2022	203,185
2023	14,913
Total	4,572,219
Less: present value discount	(151,419)
Present value of lease liabilities	$4,420,800

Weighted-average discount rate:
Operating leases	4.0%

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings related to vested PSUs, stock option exercises and vested RSUs. For the three months ended June 30, 2019 and July 1, 2018, the aggregate value of the shares withheld totaled $189,100 and $111,100, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters ended June 30, 2019 and July 1, 2018, no customer accounted for more than 10% of total consolidated revenues.

For the fiscal quarter ended June 30, 2019, sales of products purchased from the Company’s largest wireless infrastructure supplier accounted for 21.5% of consolidated revenue. For the fiscal quarter ended July 1, 2018, sales of products purchased from the Company’s largest wireless infrastructure supplier accounted for 14.2% consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

Note 10. Subsequent Event

The lease for the Company’s office space located at 375 West Padonia Road, Timonium, Maryland, 21093, and which includes approximately 102,164 rentable square feet, had been scheduled to end in December 2020. In July 2019, the Company entered an amendment to the lease agreement to extend the lease term to December

2025. Under the terms of this amendment, the base rental rate during the extended lease term ranges from $200,071 to $220,841 per month.  Future minimum payments under this amendment are as follow:

Fiscal year:
2021	$600,214
2022	2,415,859
2023	2,476,256
2024	2,538,162
2025	2,601,616
2026	1,987,570
Total	$12,619,677

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

Our first quarter fiscal 2020 revenue decreased by 13.4% compared to the first quarter of fiscal 2019. First quarter fiscal 2020 revenue in the commercial segment and retail segment decreased 6.8% and 28.8%, respectively, as compared to the first fiscal quarter of 2019. The decline in our commercial segment revenue was driven by a decrease in our public carrier market due to the project-oriented nature of this business. Several large customers either adjusted their forecasts or pushed out their product requirements from the first fiscal quarter into the remainder of the year. For the retail segment, revenue decreased due to significantly lower revenues from one of our more significant retail customers following its recent acquisition, change in business model and subsequent transition of its business elsewhere, as well as ongoing overall market softness. Among our product categories, revenue decreased in our base station infrastructure, network systems, installation, test and maintenance, and mobile device accessories categories by 7.1%, 1.0%, 18.9% and 28.7%, respectively, for the first quarter of fiscal 2020, as compared to the same quarter last year.

Our first quarter fiscal year 2020 gross profit decreased by 17.7%, compared to the first quarter of fiscal year 2019. The decrease in gross profit was primarily the result of the decrease in revenue discussed above. Gross margin for the first quarter fiscal year 2020 and fiscal year 2019 was 19.3% and 20.3%, respectively. The decline in gross margin was a result of the impact of tariffs and inventory write-offs. Selling, General and Administrative expenses for the first quarter of fiscal year 2020 were down 3.0% compared to the first quarter fiscal year 2019. The decrease is related to decreased compensation, benefits, and rewards expense. These decreases were partially offset by an increase in occupancy expense and distribution support expense. The Company also incurred a restructuring charge related to severance expenses. As a result, net income decreased by $3.7 million or 315.2% and diluted earnings per share decreased by $0.42 or 323.1% compared to the prior-year quarter.

Our ongoing ability to earn revenues and gross profits from customers and vendors looking to us for product and supply chain solutions depends upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or vendor’s business, the supply and demand for the product or service, including price stability, changing customer or vendor requirements, and our ability to support the customer or vendor and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and vendor relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. Because of the nature of our business, we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and expect that we will again be so affected from time to time in the future. Our customer relationships could also be affected by wireless carrier consolidation or the overall global economic environment.

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

Results of Operations

First Quarter of Fiscal Year 2020 Compared with First Quarter of Fiscal Year 2019

Total Revenues. Revenues for the first quarter of fiscal 2020 decreased 13.4% compared with the first quarter of fiscal 2019. Revenues in our public carrier market, value-added resellers and integrators market and retail market decreased by 17.0%, 0.5% and 28.8%, respectively. The decline in the commercial segment was primarily due to the project-oriented nature of this business. Several large customers adjusted their forecasts or pushed out their product requirements from the first fiscal quarter into the remainder of the fiscal year. The decline in the retail segment was driven by significantly lower revenues from one of our more significant retail customers following its recent acquisition, change in business model and subsequent transition of its business elsewhere, as well as ongoing overall market softness.

Total Gross Profit. Gross profit for the first quarter of fiscal 2020 decreased by 17.7% compared to the first quarter of fiscal 2019. This decrease was primarily due to lower sales volume combined with the impact of tariffs and inventory write-offs. Overall gross profit margin decreased from 20.3% in the first quarter of fiscal 2019 to 19.3% in the first quarter of fiscal 2020. Within our commercial segment, gross profit margin in our public carrier market decreased from 13.9% to 12.7% due to changes in customer mix. Gross profit margin in our value-added resellers and integrators market increased slightly from 24.3% to 24.5%. Within our retail segment, gross profit margin decreased from 20.3% to 15.7% in the first quarter of fiscal 2020, compared to 2019, primarily due to the impact of tariffs and inventory write-offs.

As discussed above under the heading “Business Overview and Environment,” our ongoing ability to earn revenues and gross profits from customers and vendors depends upon a number of factors which often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customer and vendor relationships, and expect that we will again be so affected from time to time in the future.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $864,800 for the first quarter of fiscal 2020, compared to the first quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of revenues increased from 19.2% for the first quarter of fiscal 2019, to 21.4% for the first quarter of fiscal 2020.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $0.7 million in compensation and benefits expense and a decrease of $0.6 million in rewards expense, during the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019. These decreases were partially offset by the $0.3 million increase in distribution support expense, primarily related to variable operations costs related to large carrier customers, and the $0.2 million increase in occupancy expense.

The Company also incurred a $0.5 million restructuring charge related to severance expense for the first quarter of fiscal 2020.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $135,400 and $356,200 for the three months ended June 30, 2019 and July 1, 2018, respectively.

Interest, Net. Net interest expense increased from $174,400 for the first quarter of fiscal 2019 to $208,700 for the first quarter of fiscal 2020. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory levels, and at times has resulted in increased borrowings and interest expense under our secured Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 25.9% for the first quarter of fiscal 2019 to 29.4% for the first quarter of fiscal 2020. The increase in the effective tax rate is the result of permanent and other tax adjustments remaining consistent year over year while pre-tax income decreased year over year. Tax benefits were fully recognized in fiscal 2019. Net income decreased 315.2% and diluted earnings per share decreased 323.1% for the first quarter of fiscal 2020, compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the three months ended June 30, 2019 and July 1, 2018.

	Three Months Ended
	June 30, 2019	July 1, 2018
Cash flow used in operating activities	$(1,985,900)	$(1,706,200)
Cash flow used in investing activities	(1,870,300)	(1,437,300)
Cash flow provided by financing activities	3,843,100	3,133,100
Net decrease in cash and cash equivalents	$(13,100)	$(10,400)

We used $2.0 million of net cash from operating activities for the first three months of fiscal 2020, compared with net cash used in operating activities of $1.7 million for the first three months of fiscal 2019. This fiscal 2020 outflow was driven by a net loss and an increase in inventory, partially offset by an increase in accounts payable and a decrease in accounts receivable. Both current and potential opportunities within our public carrier business caused a significant investment in inventory. Accounts payable also increased in response to higher inventory levels.

Net cash used in investing activities of $1.9 million for the first three months of fiscal 2020 increased from cash used of $1.4 million for the first three months of fiscal 2019. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $3.8 million for the first three months of fiscal 2020, compared to $3.1 million provided in the first three months of fiscal 2019. We utilized our asset based secured Revolving Credit Facility during the first three months of fiscal 2020 and 2019, leading to a cash inflow of $5.7 million and $4.9 million, respectively, during those periods. During the first three months of both fiscal 2020 and fiscal 2019, we had cash outflows of $1.7 million, due to cash dividends paid to shareholders.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as a lender (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility and which provides for, among other things, an increase the Company’s borrowing limit from up to $35 million to up to $75 million.  In addition to expanding the borrowing limit, the Amended and Restated Credit Agreement extended the applicable maturity date to October 19, 2021. As of June 30, 2019, borrowings under the secured Revolving Credit Facility totaled $20.1 million; therefore, we then had $54.9 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Amended and Restated Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company and the other Company affiliate borrowers under the Amended and Restated Credit Agreement, and other subsidiaries, referred to collectively as the Loan Parties, executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement previously delivered by the Loan Parties in connection with the secured Revolving Credit Facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising from time to time under the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement.

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in June 2019. On July 16, 2019, our Board declared a quarterly cash dividend in the amount of $0.20 per share, payable on August 21, 2019 to shareholders of record as of August 7, 2019.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 30, 2019, we do not have any material capital expenditure commitments.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements. These forward-looking statements may generally be identified by the use of the words “may,” “will,” “expects,” “anticipates,” “believes,” “estimates,” “intends,” “projects,” “plans,” “should,” “would,” “could,” and similar expressions, but the absence of these words or phrases does not necessarily mean that a statement is not forward looking. Forward looking statements involve a number of known and unknown risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those risks identified in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and other periodic reports filed with the SEC, under the heading “Risk Factors” and otherwise. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

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

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this quarterly report. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, the Company’s management, including the CEO and CFO, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Currently, our New York income tax return for tax year 2017, California sales tax returns for the period January 1, 2016 through December 31, 2018 and Illinois sales tax returns for the period March 1, 2018 through July 31, 2018 are under examination by applicable taxing authorities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1*	Sixth Amendment to Lease Agreement, dated as of July 16, 2019, between ATAPCO Padonia LLC and the Company.
31.1.1*	Certification of Chief Executive Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.1*	Certification of Chief Financial Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.1*	Certification of periodic report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.1*	Certification of periodic report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended June 30, 2019 and July 1, 2018; (ii) Consolidated Balance Sheet at June 30, 2019 and March 31, 2019; (iii)  Consolidated Statement of Cash Flows for the three months ended June 30, 2019 and July 1, 2018; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 2, 2019
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)