Form 10-Q
period 2019-09-29
TESSCO TECHNOLOGIES INC
filed 2019-11-08
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of November 1, 2019, was 8,547,747.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 29,	March 31,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,200	$30,300
Trade accounts receivable	91,624,500	93,966,200
Product inventory, net	84,144,200	71,845,400
Prepaid expenses and other current assets	9,081,600	5,562,800
Total current assets	184,958,500	171,404,700

Property and equipment, net	13,875,700	15,003,500
Goodwill	11,677,700	11,677,700
Deferred tax assets	55,300	55,300
Lease asset - right of use	13,718,000	—
Other long-term assets	9,661,800	8,354,600
Total assets	$233,947,000	$206,495,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$72,745,000	$73,059,700
Payroll, benefits and taxes	3,876,000	5,929,500
Income and sales tax liabilities	261,700	749,000
Accrued expenses and other current liabilities	3,204,900	2,652,400
Revolving line of credit	35,279,500	14,378,100
Lease liability, current	2,486,100	—
Total current liabilities	117,853,200	96,768,700

Lease liability	11,393,800	—
Long-term liabilities	821,800	939,900
Total liabilities	130,068,800	97,708,600

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,307,895 shares issued and 8,531,900 shares outstanding as of September 29, 2019, and 14,190,027 shares issued and 8,468,529 shares outstanding as of March 31, 2019	101,000	99,800
Additional paid-in capital	64,504,000	62,666,400
Treasury stock, at cost, 5,775,995 shares as of September 29, 2019 and 5,721,498 shares as of March 31, 2019	(58,484,300)	(57,614,100)
Retained earnings	97,757,500	103,635,100
Total shareholders’ equity	103,878,200	108,787,200
Total liabilities and shareholders’ equity	$233,947,000	$206,495,800

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Six Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018

Revenues	$141,810,900	$158,636,100	$272,540,200	$309,555,500
Cost of goods sold	115,491,600	127,241,400	220,957,400	247,462,700
Gross profit	26,319,300	31,394,700	51,582,800	62,092,800
Selling, general and administrative expenses	25,745,200	29,477,300	53,841,700	58,438,600
Restructuring charge	—	—	488,000	—
Income (loss) from operations	574,100	1,917,400	(2,746,900)	3,654,200
Interest expense, net	335,100	244,800	543,800	419,200
Income (loss) before provision for (benefit from) income taxes	239,000	1,672,600	(3,290,700)	3,235,000
Provision for (benefit from) income taxes	217,000	481,800	(819,900)	885,800
Net income (loss)	$22,000	$1,190,800	$(2,470,800)	$2,349,200
Basic earnings (loss) per share	$—	$0.14	$(0.29)	$0.28
Diluted earnings (loss) per share	$—	$0.14	$(0.29)	$0.27
Basic weighted-average common shares outstanding	8,518,326	8,429,678	8,506,247	8,420,293
Effect of dilutive options and other equity instruments	131,994	166,571	—	180,182
Diluted weighted-average common shares outstanding	8,650,320	8,596,249	8,506,247	8,600,475
Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	9,250	100	143,100	—	—	143,200
Treasury stock purchases	(10,488)	—	—	(189,100)	—	(189,100)
Non-cash stock compensation expense	41,256	400	338,500	—	—	338,900
Cash dividends paid	—	—	—	—	(1,702,600)	(1,702,600)
Net loss	—	—	—	—	(2,492,800)	(2,492,800)
Balance at June 30, 2019	8,508,547	100,300	63,148,000	(57,803,200)	99,439,700	104,884,800
Proceeds from issuance of stock	19,236	200	283,600	—	—	283,800
Treasury stock purchases	(44,009)	—	—	(681,100)	—	(681,100)
Non-cash stock compensation expense	—	—	391,800	—	—	391,800
Exercise of stock options	48,125	500	680,600	—	—	681,100
Cash dividends paid	—	—	—	—	(1,704,200)	(1,704,200)
Net income	—	—	—	—	22,000	22,000
Balance at September 29, 2019	8,531,899	$101,000	$64,504,000	$(58,484,300)	$97,757,500	$103,878,200

Balance at April 1, 2018	8,396,537	99,000	60,611,900	(57,503,000)	104,843,700	108,051,600
Proceeds from issuance of stock	5,620	100	130,000	—	—	130,100
Treasury stock purchases	(6,332)	—	—	(111,100)	—	(111,100)
Non-cash stock compensation expense	26,257	200	320,300	—	—	320,500
Cash dividends paid	—		—	—	(1,684,200)	(1,684,200)
Net income	—		—	—	1,158,400	1,158,400
Balance at July 1, 2018	8,422,082	99,300	61,062,200	(57,614,100)	104,317,900	107,865,300
Proceeds from issuance of stock	17,446	200	282,400	—	—	282,600
Treasury stock purchases	—	—	—	—	—	—
Non-cash stock compensation expense	—	—	384,800	—	—	384,800
Cash dividends paid	—	—	—	—	(1,687,000)	(1,687,000)
Net income	—	—	—	—	1,190,800	1,190,800
Balance at September 30, 2018	8,439,528	$99,500	$61,729,400	$(57,614,100)	$103,821,700	$108,036,500

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 29, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,470,800)	$2,349,200
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,074,600	1,838,000
Non-cash stock-based compensation expense	730,700	705,300
Change in other assets and other liabilities	16,500	666,400
Change in trade accounts receivable	2,341,700	(10,033,000)
Change in product inventory	(12,298,800)	(17,346,300)
Change in prepaid expenses and other current assets	(3,518,800)	(428,900)
Change in trade accounts payable	630,200	20,621,300
Change in payroll, benefits and taxes	(2,053,500)	(2,263,400)
Change in income and sales tax liabilities	(487,300)	(1,199,800)
Change in accrued expenses and other current liabilities	1,001,900	1,840,300
Net cash used in operating activities	(14,033,600)	(3,250,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(739,600)	(887,300)
Purchases of internal use software	(2,593,900)	(1,428,500)
Net cash used in investing activities	(3,333,500)	(2,315,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	20,901,400	8,906,000
Payments on debt	(2,300)	(13,600)
Proceeds from issuance of common stock	142,300	137,200
Cash dividends paid	(3,406,800)	(3,371,200)
Purchases of treasury stock and repurchases of stock from employees	(189,600)	(111,100)
Net cash provided by financing activities	17,445,000	5,547,300

Net increase (decrease) in cash and cash equivalents	77,900	(19,400)

CASH AND CASH EQUIVALENTS, beginning of period	30,300	19,400

CASH AND CASH EQUIVALENTS, end of period	$108,200	$—

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

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. This ASU is effective for periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements and will adopt the standard on the first day of the Company’s 2021 fiscal year.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for annual and interim periods of public entities beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the potential impact this ASU will have on the Company’s consolidated results of operations, financial position and cash flows.

Recently issued accounting pronouncements adopted:

Effective April 1, 2019, the Company adopted the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on the first day of the 2020 fiscal year, using a modified retrospective approach. This standard resulted in the Company recording a right-of-use asset and lease liability for all leases, but otherwise the standard did not have a material impact on the financial statements. Prior periods were not adjusted to reflect this change.

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

Note 3. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 29, 2019 includes $391,800 and $730,700, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 30, 2018 includes $384,800 and $705,300, respectively, of non-cash stock-based compensation expense. Non-cash stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the Plans, for the first six months of fiscal 2020:

	Six Months	Weighted
	Ended	Average Fair
	September 29,	Value at Grant
	2019	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	98,306	$14.55
PSUs Granted	51,616	15.93
PSUs Vested	(26,506)	14.07
PSUs Forfeited/Cancelled	(34,000)	15.81
Unvested shares available for issue under outstanding PSUs, end of period	89,416	$15.01

During the first quarter of fiscal 2020, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the grant of PSUs to select key employees, providing them with the opportunity to earn up to 45,500 shares of the Company’s common stock in the aggregate, depending upon whether certain earnings per share targets, and individual performance metrics, are satisfied, for fiscal year 2020. These not-yet-earned PSUs have only one measurement year (fiscal 2020), and assuming the performance metrics are met to a sufficient extent, the shares earned at the end of fiscal 2020 on the basis of that performance will vest in four equal installments beginning on or about May 15, 2020 and continuing on the same date in calendar 2021, 2022 and 2023, provided that the respective employee remains employed by the Company on each such date. Pursuant to the typical PSU award agreement, however, performance metrics are deemed met upon the occurrence of a change in control, and shares earned are issued earlier upon the occurrence of a change in control, or death or disability of the employee, or upon termination of the employee’s employment without cause or by the employee for good reason, as those terms are defined in the applicable PSU award agreement. In connection with his hiring as President and Chief Executive Officer on August 20, 2019, the Compensation Committee, with concurrence of the full Board of Directors, granted an additional PSU to Mr. Mukerjee, providing him with the opportunity to earn up to 6,116 shares of the Company’s common stock. This PSU was granted on the same terms as the PSUs granted in May 2019, except that this PSU was granted under the 2019 Plan and any shares earned pursuant to it on the basis of fiscal 2020 performance will vest in four equal installments beginning on the first anniversary of the commencement of the employment of Mr. Mukerjee and continue in calendar 2021, 2022 and 2023 on the same date as the other PSUs vest, provided that Mr. Mukerjee remains employed by the Company on each such date.

The PSUs cancelled during fiscal 2020 primarily related to the fiscal 2019 grant of PSUs, which also had a one-year measurement period (fiscal 2019). The PSUs were cancelled because the applicable fiscal 2019 performance targets were not fully attained. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan.

If all PSUs granted thus far in fiscal 2020 are assumed to be earned on account of the applicable performance metrics being fully met, or otherwise in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs plus all earned but unvested PSUs would be approximately $0.9 million as of September 29, 2019, and would be expensed through fiscal 2023. To the extent the maximum number of PSUs granted in fiscal 2020 are not earned, stock-based compensation related to these awards will differ from this amount.

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

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, approved the grant of an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient is determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of September 29, 2019, 8,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 48,000 of the 56,000 RSUs outstanding. An additional 2,000 RSU’s with similar terms (but with a shorter earnings period) were awarded in fiscal 2019, and in connection with his hiring as our new President and Chief Executive Officer, the Company issued an additional RSU grant to Mr. Mukerjee under the 2019 Plan for

19,000 shares and with similar terms (a four-year earning period and a denominator of $3.20).  As a result, an aggregate of 69,000 dividend-based RSUs currently remain outstanding.

As of September 29, 2019, there was approximately $0.9 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

Stock Options: As summarized below, in the first six months of fiscal 2020, stock options for an aggregate of 135,000 shares of common stock were granted, all under the 1994 Plan. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years, subject, however, to acceleration upon the occurrence of certain events, as described in the applicable award agreement. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Six Months	Weighted
	Ended	Average Fair
	September 29,	Value at Grant
	2019	Date (per unit)
Outstanding, beginning of period	591,500	$2.30
Options Granted	135,000	3.91
Options Exercised	(48,125)	2.25
Outstanding, end of period	678,375	2.63
Vested and exercisable, end of period	339,145	$2.22

			September 29, 2019
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2020	135,000	$18.03	135,000	-
2019	66,500	$16.31	61,500	12,479
2018	230,000	$15.12	131,250	62,708
2017	410,000	$12.57	310,625	223,958
2016	100,000	$22.42	40,000	40,000
Total			678,375	339,145

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2020	36.21%	2.70%	4.44%	4.0	$3.91
2019	35.59%	3.11%	4.99%	4.0	$3.38
2018	32.63%	1.96%	5.34%	4.0	$2.57

As of September 29, 2019, there was approximately $0.9 million of total unrecognized compensation costs related to these options. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

Note 4. Borrowings Under Revolving Credit Facility

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility with the same lenders , and which resulted in, among other modifications, an increase in the Company’s borrowing limit to up to $75 million, from the previous borrowing limit of up to $35 million. Capitalized terms used but not otherwise defined in this and the following three paragraphs have the meanings ascribed to each in the Amended and Restated Credit Agreement.

In addition to increasing the Company’s borrowing limit, and among other modifications, the Amended and Restated Credit Agreement extended the maturity date of the secured Revolving Credit Facility to October 19, 2021. The Amended and Restated Credit Agreement also set forth financial covenants, including a fixed charge coverage ratio to be maintained at any time during which the borrowing availability, as determined in accordance with the Amended and Restated Credit Agreement, falls below $10 million, as well as terms that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. The Amended and Restated Credit Agreement provides for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swingline loans and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender is obligated to increase its commitment. Availability is determined in accordance with a Borrowing Base, which has been expanded to include not only Eligible Receivables but also Eligible Inventory and is generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory which is aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory which is aged at least 181 days; minus (B) Reserves.

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On September 29, 2019, the interest rate applicable to borrowings under the secured Revolving Credit Facility was 3.61%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points.

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

Borrowings may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of September 29, 2019, borrowings under the secured Revolving Credit Facility totaled $35.3 million and, therefore, the Company had $39.7 million available for borrowing as of September 29, 2019, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 31, 2019, borrowings under the secured Revolving Credit Facility totaled $14.4 million and, therefore, the Company had $60.6 million available on its revolving line of credit facility as of March 31, 2019, again subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above.

Note 5. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. At September 29, 2019, stock options with respect to 678,375 shares of common stock were outstanding, of which 229,000 were anti-dilutive. At September 30, 2018, stock options with respect to 574,000 shares of common stock were outstanding, of which 50,000 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of September 29, 2019 or September 30, 2018, respectively.

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

Segment activity for the second quarter and first six months of fiscal years 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	September 29, 2019			September 30, 2018
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$39,169	$—	$39,169	$39,694	$—	$39,694
Value-added resellers and integrators	64,482	—	64,482	68,650	—	68,650
Retail	—	38,160	38,160	—	50,292	50,292
Total revenues	$103,651	$38,160	$141,811	$108,344	$50,292	$158,636

Gross Profit
Public carrier	$4,860	$—	$4,860	$4,780	$—	$4,780
Value-added resellers and integrators	15,324	—	15,324	16,912	—	16,912
Retail	—	6,135	6,135	—	9,703	9,703
Total gross profit	$20,184	$6,135	$26,319	$21,692	$9,703	$31,395

Directly allocable expenses	7,868	3,011	10,879	8,562	4,544	13,106
Segment net profit contribution	$12,316	$3,124	15,440	$13,130	$5,159	18,289
Corporate support expenses			15,201			16,616
Income before provision for income taxes			$239			$1,673

	Six Months Ended
	September 29, 2019			September 30, 2018
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$72,655	$—	$72,655	$80,054	$—	$80,054
Value-added resellers and integrators	129,676	—	129,676	134,197	—	134,197
Retail	—	70,209	70,209	—	95,304	95,304
Total revenues	$202,331	$70,209	$272,540	$214,251	$95,304	$309,555

Gross Profit
Public carrier	$9,113	$—	$9,113	$10,406	$—	$10,406
Value-added resellers and integrators	31,293	—	31,293	32,829	—	32,829
Retail	—	11,177	11,177	—	18,858	18,858
Total gross profit	$40,406	$11,177	$51,583	$43,235	$18,858	$62,093

Directly allocable expenses	17,438	6,026	23,464	16,643	8,353	24,996
Segment net profit contribution	$22,968	$5,151	28,119	$26,592	$10,505	37,097
Corporate support expenses			31,410			33,862
Income before provision for income taxes			$(3,291)			$3,235

Supplemental revenue and gross profit information by product category for the second quarter and first six months of fiscal years 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	September 29, 2019	September 30, 2018
Revenues
Base station infrastructure	$71,473	$75,515
Network systems	22,855	22,564
Installation, test and maintenance	7,240	8,891
Mobile device accessories	40,243	51,666
Total revenues	$141,811	$158,636

Gross Profit
Base station infrastructure	$14,565	$15,534
Network systems	3,463	3,561
Installation, test and maintenance	1,229	1,803
Mobile device accessories	7,062	10,497
Total gross profit	$26,319	$31,395

	Six Months Ended
	September 29, 2019	September 30, 2018
Revenues
Base station infrastructure	$140,542	$149,829
Network systems	45,407	45,341
Installation, test and maintenance	13,265	16,322
Mobile device accessories	73,326	98,063
Total revenues	$272,540	$309,555

Gross Profit
Base station infrastructure	$29,086	$31,250
Network systems	7,390	7,224
Installation, test and maintenance	2,313	3,276
Mobile device accessories	12,794	20,343
Total gross profit	$51,583	$62,093

Note 7. Leases

The Company leases certain office spaces and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Consolidated Balance Sheet.

The lease for the Company’s office space located at 375 West Padonia Road, Timonium, Maryland, 21093, and which includes approximately 102,164 rentable square feet, had been scheduled to end in December 2020. In July 2019, the Company entered into an amendment to the lease agreement to extend the lease term to December 15, 2025. Under the terms of this amendment, the base rental rate during the extended lease term ranges from $200,071 to $220,841 per month.

Quantitative information regarding the Company’s leases is as follows:

Three Months Ended
September 29, 2019
Operating lease expense	$852,200

As of September 29, 2019
Maturities of discounted lease liabilities by fiscal year are as follow:
2020	$1,526,663
2021	2,795,426
2022	2,661,758
2023	2,499,629
2024	2,543,508
Thereafter	4,592,305
Total	16,619,289
Less: present value discount	(2,739,389)
Present value of lease liabilities	$13,879,900

Weighted-average discount rate:
Operating leases	4.0%

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the six months ended September 29, 2019 and September 30, 2018, the aggregate value of the shares withheld totaled $870,200 and $111,100, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter ended September 29, 2019, revenue from the Company’s largest customer accounted for 10.5% of total consolidated revenues. For the six months ended September 29, 2019 and the fiscal quarter and six months ended September 30, 2018, no customer accounted for more than 10% of total consolidated revenues.

For the fiscal quarter ended September 29, 2019, sales of products purchased from the Company’s largest wireless infrastructure supplier accounted for 21.9% of consolidated revenue. For the fiscal quarter ended September 30, 2018, sales of products purchased from the Company’s largest wireless infrastructure supplier accounted for 17.0% consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

For the six months ended September 29, 2019, sales of products from the Company’s largest wireless infrastructure supplier accounted for 21.7% of consolidated revenue. For the six months ended September 30, 2018, sales of products from the Company’s largest wireless infrastructure supplier accounted for 15.6% of consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

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

Our ongoing ability to earn revenues and gross profits from customers and suppliers looking to us for product and supply chain solutions depends upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or supplier’s business, the supply and demand for the product or service, including price stability, changing customer or supplier requirements, and our ability to support the customer or supplier and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and supplier relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. Because of the nature of our business, we have been affected from time to time in the past by the loss and changes in the business habits of significant customer and supplier relationships, and expect that we will again be so affected from time to time in the future. Our customer relationships could also be affected by wireless carrier consolidation or the overall global economic environment.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the marketplace is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. Our ability to maintain customer and supplier relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 400 manufacturers, provide us with a significant competitive advantage over new entrants to the marketplace.

Results of Operations

Second Quarter of Fiscal Year 2020 Compared with Second Quarter of Fiscal Year 2019

Total Revenues. Revenues for the second quarter of fiscal 2020 decreased 10.6% compared with the second quarter of fiscal 2019. Revenues in our public carrier market, value-added resellers and integrators market and retail market decreased by 1.3%, 6.1% and 24.1%, respectively. The decline in the commercial segment was primarily due to a decrease in revenue in our value-added resellers and integrators market where we are not yet realizing the full benefits of our sales reorganization. The decline in the retail segment was driven by significantly lower revenues from one of our more significant retail customers following its acquisition during the fourth quarter of fiscal 2019, change in business model and subsequent transition of its business elsewhere, as well as ongoing overall market softness.

Total Gross Profit. Gross profit for the second quarter of fiscal 2020 decreased by 16.2% compared to the second quarter of fiscal 2019. This decrease was primarily due to lower sales volume combined with the impact of tariffs. Overall gross profit margin decreased from 19.8% in the second quarter of fiscal 2019 to 18.6% in the second quarter of fiscal 2020. Within our commercial segment, gross profit margin in our public carrier market increased from 12.0% to 12.4% due to changes in customer mix. Gross profit margin in our value-added resellers and integrators market decreased from 24.6% to 23.8%. This decline was due to a change in product mix, including lower sales of our higher margin Ventev products in the second quarter of fiscal 2020. Within our retail segment, gross profit margin decreased from 19.3% to 16.1% in the second quarter of fiscal 2020, compared to 2019, primarily due to the impact of tariffs.

As discussed above under the heading “Business Overview and Environment,” our ongoing ability to earn revenues and gross profits from customers and suppliers depends upon a number of factors which often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customer and supplier relationships, and expect that we will again be so affected from time to time in the future.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $3.7 million for the second quarter of fiscal 2020, compared to the second quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of revenues decreased from 18.6% for the second quarter of fiscal 2019, to 18.2% for the second quarter of fiscal 2020.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $1.5 in freight expense, $1.0 million in compensation expense, $0.7 million in rewards expense, and $0.6 million in marketing expense, during the second quarter of fiscal 2020 as compared to the second quarter of fiscal 2019. These decreases were largely due to the decline in overall revenues.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense, of $107,900 and bad debt expense of $665,100 for the three months ended September 29, 2019 and September 30, 2018, respectively.

Interest, Net. Net interest expense increased from $244,800 for the second quarter of fiscal 2019 to $335,100 for the second quarter of fiscal 2020. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory levels, and at times has resulted in increased borrowings and interest expense under our secured Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 28.8% for the second quarter of fiscal 2019 to 90.8% for the second quarter of fiscal 2020. The increase in the effective tax rate is the result of permanent and other tax adjustments remaining consistent year over year while pre-tax income decreased year over year. The significant increase in rates is also due to a change in estimated fiscal year pre-tax earnings from the first quarter of fiscal 2020 to the second quarter of fiscal 2020, resulting in a significant adjustment in this quarter’s rate. Net income decreased 98.2% and diluted earnings per share decreased 100% for the second quarter of fiscal 2020, compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2020 Compared with First Six Months of Fiscal Year 2019

Total Revenues. Revenues for the first six months of fiscal 2019 decreased 12.0% compared with the first six months of fiscal 2019. Revenues in our public carrier market, value-added resellers and integrators market and retail market decreased by 9.2%, 3.4% and 26.3%, respectively. The decline in the commercial segment was primarily due to the project-oriented nature of this business. Several large customers adjusted their forecasts or pushed out their product requirements from the first six months into the remainder of the fiscal year. The decline in the retail segment was driven by significantly lower revenues from one of our more significant retail customers following its acquisition during the fourth quarter of fiscal 2019, change in business model and subsequent transition of its business elsewhere, as well as ongoing overall market softness.

Total Gross Profit. Gross profit for the first six months of fiscal 2020 decreased by 16.9% compared to the first six months of fiscal 2019. This decrease was primarily due to lower sales volume combined with the impact of tariffs. Overall gross profit margin decreased from 20.1% in the first six months of fiscal 2019 to 18.9% in the first six months of fiscal 2020. Within our commercial segment, gross profit margin in our public carrier market and value-added resellers and integrators market decreased slightly from 13.0% to 12.5%, and 24.5% to 24.1%, respectively due to changes in customer mix. Within our retail segment, gross profit margin decreased from 19.8% to 15.9% in the first six months of fiscal 2020, compared to 2019, primarily due to the impact of tariffs and inventory write-offs.

As discussed above under the heading “Business Overview and Environment,” our ongoing ability to earn revenues and gross profits from customers and suppliers depends upon a number of factors which often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customer and supplier relationships, and expect that we will again be so affected from time to time in the future.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $4.6 million for the first six months of fiscal 2020, compared to the first six months of fiscal 2019. Selling, general and administrative expenses as a percentage of revenues increased from 18.9% for the first six months of fiscal 2019, to 19.8% for the first six months of fiscal 2020.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $1.5 million in freight expense, $1.5 million in compensation expense, and $1.4 million in rewards expense, during the first six months of fiscal 2020 as compared to the first six months of fiscal 2019. These decreases were largely due to the decline in overall revenues.

The Company also incurred a $0.5 million restructuring charge related to severance expense for the first quarter of fiscal 2020.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense, net of recovery,  of $27,500 and $1,021,300 for the six months ended September 29, 2019 and September 30, 2018, respectively.

Interest, Net. Net interest expense increased from $419,200 for the first six months of fiscal 2019 to $543,800 for the first six months of fiscal 2020. Increased focus on business opportunities for sales to our public carrier customers has required us to maintain increased inventory levels, and at times has resulted in increased borrowings and interest expense under our secured Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 27.4% for the first six months of fiscal 2019 to 24.9% for the first six months of fiscal 2020. Net income decreased 205.2% and diluted earnings per share decreased 207.4% for the first six months of fiscal 2020, compared to the first six months of fiscal 2019.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the six months ended September 29, 2019 and September 30, 2018.

	Six Months Ended
	September 29, 2019	September 30, 2018
Cash flow used in operating activities	$(14,033,500)	$(3,250,900)
Cash flow used in investing activities	(3,333,600)	(2,315,800)
Cash flow provided by financing activities	17,445,000	5,547,300
Net increase (decrease) in cash and cash equivalents	$77,900	$(19,400)

We used $14.0 million of net cash from operating activities for the first six months of fiscal 2020, compared with net cash used in operating activities of $3.3 million for the first six months of fiscal 2019. This fiscal 2020 outflow was driven by a net loss and an increase in inventory. Both current and potential opportunities within our public carrier business caused a significant investment in inventory.

Net cash used in investing activities of $3.3 million for the first six months of fiscal 2020 increased from cash used of $2.3 million for the first six months of fiscal 2019. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $17.4 million for the first six months of fiscal 2020, compared to $5.5 million provided in the first six months of fiscal 2019. We utilized our asset based secured Revolving Credit Facility during the first six months of fiscal 2020 and 2019, leading to a cash inflow of $20.9 million and $8.9 million, respectively, during those periods. We had cash outflows of $3.4 million during the first six months of both fiscal 2020 and fiscal 2019, due to cash dividends paid to shareholders.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as a lender (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility and which resulted in, among other modifications, an increase in the Company’s borrowing limit to up to $75 million, from the previous borrowing limit of up to $35 million.  In addition to increasing the borrowing limit, and among other modifications, the Amended and Restated Credit Agreement extended the applicable maturity date to October 19, 2021. As of September 29, 2019, borrowings under the secured Revolving Credit Facility totaled $35.3 million; therefore, we then had $39.7 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Amended and Restated Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. Our most recent quarterly cash dividend of $0.20 per share was paid in August 2019. On October 29, 2019, our Board declared a quarterly cash dividend in the amount of $0.20 per share, payable on November 27, 2019 to shareholders of record as of November 13, 2019.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 29, 2019, we do not have any material capital expenditure commitments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Currently, our California sales tax returns for the period January 1, 2016 through December 31, 2018 and Illinois sales tax returns for the period March 1, 2018 through July 31, 2018 are under examination by applicable taxing authorities.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 formatted in XBRL: (i) Consolidated Statement of Income for the three and six months ended September 29, 2019 and September 30, 2018; (ii) Consolidated Balance Sheet at September 29 and March 31, 2019; (iii)  Consolidated Statement of Cash Flows for the six months ended September 29 and September 30, 2018; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: November 8, 2019
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)