Form 10-Q
period 2019-12-29
TESSCO TECHNOLOGIES INC
filed 2020-02-07
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 31, 2020, was 8,547,747.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 29,	March 31,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$800	$30,300
Trade accounts receivable	82,545,100	93,966,200
Product inventory, net	70,773,100	71,845,400
Prepaid expenses and other current assets	6,880,700	5,562,800
Total current assets	160,199,700	171,404,700

Property and equipment, net	13,800,800	15,003,500
Goodwill	9,108,600	11,677,700
Intangible assets, net	9,145,000	5,097,800
Deferred tax assets	2,305,800	55,300
Lease asset - right of use	14,577,200	—
Other long-term assets	2,479,400	3,256,800
Total assets	$211,616,500	$206,495,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$60,618,500	$73,059,700
Payroll, benefits and taxes	5,385,300	5,929,500
Income and sales tax liabilities	272,600	749,000
Accrued expenses and other current liabilities	3,042,200	2,652,400
Revolving line of credit	29,356,800	14,378,100
Lease liability, current	2,553,000	—
Total current liabilities	101,228,400	96,768,700

Lease liability	12,095,900	—
Long-term liabilities	806,000	939,900
Total liabilities	114,130,300	97,708,600

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,320,019 shares issued and 8,543,200 shares outstanding as of December 29, 2019, and 14,190,027 shares issued and 8,468,529 shares outstanding as of March 31, 2019	101,100	99,800
Additional paid-in capital	64,854,700	62,666,400
Treasury stock, at cost, 5,776,819 shares as of December 29, 2019 and 5,721,498 shares as of March 31, 2019	(58,496,200)	(57,614,100)
Retained earnings	91,026,600	103,635,100
Total shareholders’ equity	97,486,200	108,787,200
Total liabilities and shareholders’ equity	$211,616,500	$206,495,800

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income

	Fiscal Quarters Ended		Nine Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018

Revenues	$139,578,200	$152,294,500	$412,118,400	$461,850,000
Cost of goods sold	116,503,900	121,295,800	337,461,300	368,758,500
Gross profit	23,074,300	30,998,700	74,657,100	93,091,500
Selling, general and administrative expenses	26,479,100	27,494,800	80,320,800	85,933,400
Goodwill impairment	2,569,100	—	2,569,100	—
Restructuring charge	—	—	488,000	—
(Loss) income from operations	(5,973,900)	3,503,900	(8,720,800)	7,158,100
Interest expense, net	367,900	247,900	911,700	667,100
(Loss) income before provision for (benefit from) income taxes	(6,341,800)	3,256,000	(9,632,500)	6,491,000
(Benefit from) provision for income taxes	(1,320,400)	551,400	(2,140,300)	1,437,200
Net (loss) income	$(5,021,400)	$2,704,600	$(7,492,200)	$5,053,800
Basic (loss) earnings per share	$(0.59)	$0.32	$(0.88)	$0.60
Diluted (loss) earnings per share	$(0.59)	$0.32	$(0.88)	$0.59
Basic weighted-average common shares outstanding	8,541,020	8,446,671	8,517,838	8,429,086
Effect of dilutive options and other equity instruments	—	32,583	—	130,982
Diluted weighted-average common shares outstanding	8,541,020	8,479,254	8,517,838	8,560,068
Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	9,250	100	143,100	—	—	143,200
Treasury stock purchases	(10,488)	—	—	(189,100)	—	(189,100)
Non-cash stock compensation expense	41,256	400	338,500	—	—	338,900
Cash dividends paid	—	—	—	—	(1,702,600)	(1,702,600)
Net loss	—	—	—	—	(2,492,800)	(2,492,800)
Balance at June 30, 2019	8,508,547	100,300	63,148,000	(57,803,200)	99,439,700	104,884,800
Proceeds from issuance of stock	19,236	200	283,600	—	—	283,800
Treasury stock purchases	(44,009)	—	—	(681,100)	—	(681,100)
Non-cash stock compensation expense	—	—	391,800	—	—	391,800
Exercise of stock options	48,125	500	680,600	—	—	681,100
Cash dividends paid	—	—	—	—	(1,704,200)	(1,704,200)
Net income	—	—	—	—	22,000	22,000
Balance at September 29, 2019	8,531,899	101,000	64,504,000	(58,484,300)	97,757,500	103,878,200
Proceeds from issuance of stock	9,570	100	138,000	—	—	138,100
Treasury stock purchases	(824)	—	—	(11,900)	—	(11,900)
Non-cash stock compensation expense	2,530	—	212,700	—	—	212,700
Cash dividends paid	—	—	—	—	(1,709,500)	(1,709,500)
Net loss	—	—	—	—	(5,021,400)	(5,021,400)
Balance at December 29, 2019	8,543,175	$101,100	$64,854,700	$(58,496,200)	$91,026,600	$97,486,200

Balance at April 1, 2018	8,396,537	99,000	60,611,900	(57,503,000)	104,843,700	108,051,600
Proceeds from issuance of stock	5,620	100	130,000	—	—	130,100
Treasury stock purchases	(6,332)	—	—	(111,100)	—	(111,100)
Non-cash stock compensation expense	26,257	200	320,300	—	—	320,500
Cash dividends paid	—		—	—	(1,684,200)	(1,684,200)
Net income	—		—	—	1,158,400	1,158,400
Balance at July 1, 2018	8,422,082	99,300	61,062,200	(57,614,100)	104,317,900	107,865,300
Proceeds from issuance of stock	17,446	200	282,400	—	—	282,600
Non-cash stock compensation expense	—	—	384,800	—	—	384,800
Cash dividends paid	—	—	—	—	(1,687,000)	(1,687,000)
Net income	—	—	—	—	1,190,800	1,190,800
Balance at September 30, 2018	8,439,528	99,500	61,729,400	(57,614,100)	103,821,700	108,036,500
Proceeds from issuance of stock	8,998	100	137,200	—	—	137,300
Non-cash stock compensation expense	—	—	274,100	—	—	274,100
Cash dividends paid	—	—	—	—	(1,690,600)	(1,690,600)
Net income	—	—	—	—	2,704,600	2,704,600
Balance at December 30, 2018	8,448,526	$99,600	$62,140,700	$(57,614,100)	$104,835,700	$109,461,900

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 29, 2019	December 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,492,200)	$5,053,800
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,870,200	2,706,800
Goodwill impairment	2,569,100	—
Non-cash stock-based compensation expense	943,400	979,400
Deferred income taxes and other	(2,250,500)	—
Change in trade accounts receivable	11,421,100	(2,512,300)
Change in product inventory	1,072,300	(2,321,800)
Change in prepaid expenses and other current assets	(1,317,900)	(1,476,700)
Change in other assets and other liabilities	815,600	643,500
Change in trade accounts payable	(11,496,300)	524,600
Change in payroll, benefits and taxes	(544,200)	(1,296,400)
Change in income and sales tax liabilities	(476,400)	(1,038,100)
Change in accrued expenses and other current liabilities	887,000	1,991,600
Net cash (used in) provided by operating activities	(2,998,800)	3,254,400

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,094,300)	(2,643,900)
Purchases of internal use software	(5,737,400)	(1,642,400)
Net cash used in investing activities	(6,831,700)	(4,286,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	14,978,700	6,070,100
Payments on debt	(2,300)	(20,400)
Proceeds from issuance of common stock	142,400	137,300
Cash dividends paid	(5,116,300)	(5,061,800)
Purchases of treasury stock and repurchases of stock from employees	(201,500)	(111,100)
Net cash provided by financing activities	9,801,000	1,014,100

Net decrease in cash and cash equivalents	(29,500)	(17,800)

CASH AND CASH EQUIVALENTS, beginning of period	30,300	19,400

CASH AND CASH EQUIVALENTS, end of period	$800	$1,600

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

In management’s opinion, the accompanying interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim Consolidated Financial Statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with SEC on June 11, 2019.

Certain amounts have been reclassified on the balance sheet to conform with current period presentation.

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. This ASU is effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements and will adopt the standard on the first day of the Company’s 2024 fiscal year.

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

Effective September 30, 2019, the Company adopted the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The early adoption of this standard resulted in the Company capitalizing certain implementation costs related to cloud computing arrangements that are service contracts, during the third quarter.

Note 3. Goodwill

During the third quarter of fiscal 2020, the Company recorded $2.6 million of non-cash goodwill impairment. Due to the lower than expected results through the first nine months of fiscal 2020, the Company performed an interim quantitative goodwill impairment assessment, which included an analysis of new information related to macroeconomic, industry and company specific events and trends. During this analysis, the Company determined that potential impairment indicators existed related to the retail segment based on the continued decline in sales and profitability in the retail segment, including the transition of the Company’s largest retail customer during the first quarter of fiscal 2020. The Company conducted a quantitative impairment analysis using various valuation techniques, with the primary technique being a discounted cash flow or income approach, under which the Company estimated the present value of the report unit’s future cash flows.

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 29, 2019 includes $212,700 and $943,400, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 30, 2018 includes $274,100 and $979,400, respectively, of non-cash stock-based compensation expense. Non-cash stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the Plans, for the first nine months of fiscal 2020:

	Nine Months	Weighted
	Ended	Average Fair
	December 29,	Value at Grant
	2019	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	98,306	$14.55
PSUs Granted	51,616	15.93
PSUs Vested	(29,036)	14.09
PSUs Forfeited/Cancelled	(40,719)	15.69
Unvested shares available for issue under outstanding PSUs, end of period	80,167	$15.02

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

The PSUs cancelled during fiscal 2020 primarily related to the fiscal 2019 grant of PSUs, which also had a one-year measurement period (fiscal 2019). The PSUs were cancelled because the applicable fiscal 2019 performance targets were not fully attained. Per the provisions of the 1994 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 1994 Plan and became available for future issuance under the 1994 Plan (or its successor 2019 plan).

If all PSUs granted thus far in fiscal 2020 are assumed to be earned on account of the applicable performance metrics being fully met, or otherwise in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs plus all earned but unvested PSUs would be approximately $0.8 million as of December 29, 2019, and would be expensed through fiscal 2023. To the extent the maximum number of PSUs granted in fiscal 2020 are not earned, stock-based compensation related to these awards will differ from this amount.

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

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, approved the grant of an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient is determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the Common Stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of December 29, 2019, 15,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 41,000 of the 56,000 RSUs outstanding. An additional 2,000 RSU’s with similar terms (but with a shorter earnings period) were awarded in fiscal 2019, and in connection with his hiring as our new President and Chief Executive Officer, the Company issued an additional RSU grant to Mr. Mukerjee under the 2019 Plan for 19,000 shares and with similar terms (a four-year earning period and a denominator of $3.20).  As a result, an aggregate of 62,000 dividend-based RSUs currently remain outstanding.

As of December 29, 2019, there was approximately $0.9 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

Stock Options: As summarized below, in the first nine months of fiscal 2020, stock options for an aggregate of 385,000 shares of common stock, including an option for 250,000 shares issued to the Company’s new President and Chief Executive Officer, were granted, under the Plans. These stock options have exercise prices equal to the market price of the Company’s stock on the grant date, and except for the option granted to Mr. Mukerjee (which vests and becomes exercisable for 80,308 shares on November 30, 2020 and continues to vest on the last day of each consecutive month following, at a rate of approximately 5,142 shares monthly, until becoming fully exercisable on August 31, 2023), the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years, subject, however, to acceleration or termination upon the occurrence of certain events, as described in the applicable award agreement. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Nine Months	Weighted
	Ended	Average Fair
	December 29,	Value at Grant
	2019	Date (per unit)
Outstanding, beginning of period	591,500	$2.30
Options Granted	385,000	2.50
Options Forfeited/Cancelled	(71,792)	3.10
Options Exercised	(48,125)	2.25
Outstanding, end of period	856,583	2.33
Vested and exercisable, end of period	366,458	$2.21

			December 29, 2019
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2020	385,000	$13.80	358,000	-
2019	66,500	$16.31	44,000	13,749
2018	230,000	$15.12	114,583	70,001
2017	410,000	$12.57	300,000	242,708
2016	100,000	$22.42	40,000	40,000
Total			856,583	366,458

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2020	35.76%	2.02%	6.07%	4.0	$2.50
2019	35.59%	3.11%	4.99%	4.0	$3.38
2018	32.63%	1.96%	5.34%	4.0	$2.57

As of December 29, 2019, there was approximately $1.0 million of total unrecognized compensation costs related to these options. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

Note 5. Borrowings Under Revolving Credit Facility

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility with the same lenders, and which resulted in, among other modifications, an increase in the Company’s borrowing limit to up to $75 million, from the previous borrowing limit of up to $35 million. Capitalized terms used but not otherwise defined in this and the following three paragraphs have the meanings ascribed to each in the Amended and Restated Credit Agreement.

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

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On December 29, 2019, the interest rate applicable to borrowings under the secured Revolving Credit Facility was 3.20%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

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

Borrowings may be used for working capital and other general corporate purposes, as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of December 29, 2019, borrowings under the secured Revolving Credit Facility totaled $29.4 million and, therefore, the Company had $45.6 million available for borrowing as of December 29, 2019, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 31, 2019, borrowings under the secured Revolving Credit Facility totaled $14.4 million and, therefore, the Company had $60.6 million available on its revolving line of credit facility as of March 31, 2019, again subject to the Borrowing

Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above.

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the fiscal quarter ended and nine months ended December 29, 2019 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,595,521 for the fiscal quarter ended December 29, 2019, and 8,651,341 for nine months ended December 29, 2019, respectively, if the Company was at a positive earning position. At December 30, 2018, stock options with respect to 591,500 shares of common stock were outstanding, of which 541,500 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of December 29, 2019 or December 30, 2018, respectively.

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

Segment activity for the third quarter and first nine months of fiscal years 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	December 29, 2019			December 30, 2018
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$37,793	$—	$37,793	$33,593	$—	$33,593
Value-added resellers and integrators	63,051	—	63,051	65,373	—	65,373
Retail	—	38,734	38,734	—	53,329	53,329
Total revenues	$100,844	$38,734	$139,578	$98,966	$53,329	$152,295

Gross Profit
Public carrier	$4,508	$—	$4,508	$4,583	$—	$4,583
Value-added resellers and integrators	15,139	—	15,139	16,013	—	16,013
Retail	—	3,427	3,427	—	10,403	10,403
Total gross profit	$19,647	$3,427	$23,074	$20,596	$10,403	$30,999

Directly allocable expenses	7,620	3,273	10,893	8,079	4,038	12,117
Segment net profit contribution	$12,027	$154	12,181	$12,517	$6,365	18,882
Corporate support expenses			18,523			15,626
Income before provision for income taxes			$(6,342)			$3,256

	Nine Months Ended
	December 29, 2019			December 30, 2018
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$110,448	$—	$110,448	$113,647	$—	$113,647
Value-added resellers and integrators	192,727	—	192,727	199,570	—	199,570
Retail	—	108,943	108,943	—	148,633	148,633
Total revenues	$303,175	$108,943	$412,118	$313,217	$148,633	$461,850

Gross Profit
Public carrier	$13,621	$—	$13,621	$14,989	$—	$14,989
Value-added resellers and integrators	46,432	—	46,432	48,842	—	48,842
Retail	—	14,604	14,604	—	29,261	29,261
Total gross profit	$60,053	$14,604	$74,657	$63,831	$29,261	$93,092

Directly allocable expenses	25,058	9,299	34,357	24,722	12,391	37,113
Segment net profit contribution	$34,995	$5,305	40,300	$39,109	$16,870	55,979
Corporate support expenses			49,933			49,488
Income before provision for income taxes			$(9,633)			$6,491

Supplemental revenue and gross profit information by product category for the third quarter and first nine months of fiscal years 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	December 29, 2019	December 30, 2018
Revenues
Base station infrastructure	$69,688	$67,988
Network systems	21,564	21,477
Installation, test and maintenance	7,772	8,306
Mobile device accessories	40,554	54,524
Total revenues	$139,578	$152,295

Gross Profit
Base station infrastructure	$14,808	$14,822
Network systems	3,055	3,453
Installation, test and maintenance	1,410	1,623
Mobile device accessories	3,801	11,101
Total gross profit	$23,074	$30,999

	Nine Months Ended
	December 29, 2019	December 30, 2018
Revenues
Base station infrastructure	$210,230	$217,817
Network systems	66,971	66,818
Installation, test and maintenance	21,037	24,628
Mobile device accessories	113,880	152,587
Total revenues	$412,118	$461,850

Gross Profit
Base station infrastructure	$43,894	$46,072
Network systems	10,445	10,677
Installation, test and maintenance	3,723	4,899
Mobile device accessories	16,595	31,444
Total gross profit	$74,657	$93,092

Note 8. Leases

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

The lease for the Company’s office space located at 10999 McCormick Road, Hunt Valley, Maryland, had been scheduled to end in July 2020. In November 2019, the Company entered into an amendment to the lease agreement to extend the lease term to July 31, 2023. Under the terms of this amendment, the base rental rate during the extended lease term ranges from $40,498 to $42,971 per month.

Quantitative information regarding the Company’s leases is as follows:

Three Months Ended
December 29, 2019
Operating lease expense	$736,500

As of December 29, 2019
Maturities of discounted lease liabilities by fiscal year are as follow:
2020	$759,900
2021	3,119,400
2022	3,157,800
2023	3,010,400
2024	2,715,400
Thereafter	4,592,300
Total	17,355,200
Less: present value discount	(2,706,300)
Present value of lease liabilities	$14,648,900

Weighted-average discount rate:
Operating leases	4.0%

Note 9. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the nine months ended December 29, 2019 and December 30, 2018, the aggregate value of the shares withheld totaled $882,100 and $111,100, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter ended and nine months ended December 29, 2019, revenue from the Company’s largest customer accounted for 11.7% and 10.1% of consolidated revenue, respectively. For the fiscal quarter and nine months ended December 30, 2018, no customer accounted for more than 10% of total consolidated revenues.

For the fiscal quarter ended December 29, 2019, sales of products purchased from the Company’s largest supplier accounted for 21.9% of consolidated revenue. For the fiscal quarter ended December 30, 2018, sales of products purchased from the Company’s largest supplier accounted for 14.9% consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

For the nine months ended December 29, 2019, sales of products from the Company’s largest supplier accounted for 21.8% of consolidated revenue. For the nine months ended December 30, 2018, sales of products from the Company’s largest supplier accounted for 15.4% of consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 11, 2019.

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

Results of Operations

Third quarter of Fiscal Year 2020 Compared with Third quarter of Fiscal Year 2019

Total Revenues. Revenues for the third quarter of fiscal 2020 decreased 8.3% compared with the third quarter of fiscal 2019. Revenue in the commercial segment increased by 1.9%.  Revenues in our public carrier market increased by 12.5%.  Revenues in the value-added resellers and integrators market declined 3.6%, in part because we are not yet realizing the full benefits of our sales strategy refinements. Revenues in our retail segment decreased by 27.4%. The decline in the retail segment was largely driven by a combination of continued overall softness in our retail segment and significantly lower revenues from one of our more significant retail customers following its change in business model and subsequent transition of its business elsewhere.

Total Gross Profit. Gross profit for the third quarter of fiscal 2020 decreased by 25.6% compared to the third quarter of fiscal 2019. This decrease was primarily due to lower sales volume combined with the impact of inventory write-offs. Overall gross profit margin decreased from 20.4% in the third quarter of fiscal 2019 to 16.5% in the third quarter of fiscal 2020. Within our commercial segment, gross profit margin in our public carrier market decreased from 13.6% to 11.9% due to changes in customer mix. Gross profit margin in our value-added resellers and integrators market decreased from 24.5% to 24.0%. This decline was due to a change in product mix. Within our retail segment, gross profit margin decreased from 19.5% to 8.8% in the third quarter of fiscal 2020, compared to 2019, primarily due to the impact of inventory write-offs, largely associated with the market softness and the discontinuance of several OEM phone devices. Total inventory write-offs were $4.3 million and $1.1 million, respectively, for the third quarter of fiscal 2020 and 2019.

As discussed above under the heading “Business Overview and Environment,” our ongoing ability to earn revenues and gross profits from customers and suppliers depends upon a number of factors that often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customer and supplier relationships, and expect that we will again be so affected from time to time in the future.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $1.0 million for the third quarter of fiscal 2020, compared to the third quarter of fiscal 2019. Selling, general and administrative expenses as a percentage of revenues increased from 18.1% for the third quarter of fiscal 2019, to 19.0% for the third quarter of fiscal 2020 due to lower revenues.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $1.1 million in compensation expense and $0.6 million in rewards expense during the third quarter of fiscal 2020 as compared to the third quarter of fiscal 2019. These decreases were largely due to the decline in overall revenues.

During the third quarter of fiscal 2020, the Company also incurred a $2.6 million non-cash goodwill impairment loss, as discussed in Note 3 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt expense of $446,800 and $478,400 for the three months ended December 29, 2019 and December 30, 2018, respectively.

Interest, Net. Net interest expense increased from $247,900 for the third quarter of fiscal 2019 to $367,900 for the third quarter of fiscal 2020. Increase in capital expenditures has resulted in increased borrowings and interest expense under our secured Revolving Credit Facility (discussed in Note 5 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 16.9% for the third quarter of fiscal 2019 to 20.8% for the third quarter of fiscal 2020. The increase in the effective tax rate is the result of third quarter of fiscal 2019 including non-recurring adjustments related to a change in tax law and a reduction in the gross balance of unrecognized tax benefits, including interest, due to a lapse in the related statute of limitations. Net income decreased 285.7% and diluted earnings per share decreased 284.4% for the third quarter of fiscal 2020, compared to the corresponding prior-year quarter.

First Nine Months of Fiscal Year 2020 Compared with First Nine Months of Fiscal Year 2019

Total Revenues. Revenues for the first nine months of fiscal 2019 decreased 10.8% compared with the first nine months of fiscal 2019. Revenue in the commercial segment decreased by 3.2%. Revenues in our public carrier market and value-added resellers and integrators market decreased by 2.8% and 3.4%, respectively. The decline in the commercial segment was primarily due to the project-oriented nature of this business. Several large customers adjusted their forecasts or pushed out their product requirements to the fourth quarter of fiscal year 2020. Revenues in our retail segment decreased by 26.7%. The decline in the retail segment was largely driven by a combination of overall softness in our retail segment and significantly lower revenues from one of our more significant retail customers following its change in business model and subsequent transition of its business elsewhere.

Total Gross Profit. Gross profit for the first nine months of fiscal 2020 decreased by 19.8% compared to the first nine months of fiscal 2019. This decrease was primarily due to lower sales volume combined with the impact of tariffs and inventory write-offs. Overall gross profit margin decreased from 20.2% in the first nine months of fiscal 2019 to 18.1% in the first nine months of fiscal 2020. Within our commercial segment, gross profit margin in our public carrier market and value-added resellers and integrators market decreased from 13.2% to 12.3%, and 24.5% to 24.1%, respectively, due to changes in customer mix. Within our retail segment, gross profit margin decreased from 19.7% to 13.4 % in the first nine months of fiscal 2020, compared to 2019, primarily due to the impact of tariffs and inventory write-offs.

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

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $5.6 million for the first nine months of fiscal 2020, compared to the first nine months of fiscal 2019. Selling, general and administrative expenses as a percentage of revenues increased from 18.6% for the first nine months of fiscal 2019, to 19.5% for the first nine months of fiscal 2020.

The decrease in our selling, general and administrative expenses was largely due to the decline in overall revenues and were partially offset by the $1.6 million increase in information technology expense, during the first nine months of fiscal 2020 as compared to the first nine months of fiscal 2019. These decreases included a decrease of $2.6 million in compensation expense, $2.0 million in rewards expense, and $1.9 million in freight expense.

The Company also incurred a $0.5 million restructuring charge related to severance expense for the first quarter of fiscal 2020, and a $2.6 million non-cash goodwill impairment loss in the third quarter of fiscal 2020, as discussed in Note 3 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We incurred bad debt expense of $474,200 and $1,499,700 for the nine months ended December 29, 2019 and December 30, 2018, respectively.

Interest, Net. Net interest expense increased from $667,100 for the first nine months of fiscal 2019 to $911,700 for the first nine months of fiscal 2020. Increase in capital expenditures has resulted in increased borrowings and interest expense under our secured Revolving Credit Facility (discussed in Note 5 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). We expect this higher level of interest expense to continue for at least the next several quarters.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased slightly from 22.1% for the first nine months of fiscal 2019 to 22.2% for the first nine months of fiscal 2020. Net income decreased 248.2% and diluted earnings per share decreased 249.2% for the first nine months of fiscal 2020, compared to the first nine months of fiscal 2019.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the nine months ended December 29, 2019 and December 30, 2018.

	Nine Months Ended
	December 29, 2019	December 30, 2018
Cash flow (used in) provided by operating activities	$(2,998,800)	$3,254,400
Cash flow used in investing activities	(6,831,700)	(4,286,300)
Cash flow provided by financing activities	9,801,000	1,014,100
Net decrease in cash and cash equivalents	$(29,500)	$(17,800)

We used $3.0 million of net cash from operating activities for the first nine months of fiscal 2020, compared with net cash provided by operating activities of $3.3 million for the first nine months of fiscal 2019. This fiscal 2020 outflow was due to a net loss, net of depreciation and goodwill impairment, partially offset by a decrease in inventory and accounts receivable.

Net cash used in investing activities was $6.8 million for the first nine months of fiscal 2020, compared to $4.3 million used in the first nine months of fiscal 2019. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $9.8 million for the first nine months of fiscal 2020, compared to $1.0 million provided in the first nine months of fiscal 2019. We utilized our asset based secured Revolving Credit Facility during the first nine months of fiscal 2020 and 2019, leading to a cash inflow of $15.0 million and $6.1 million, respectively, during those periods. We had cash outflows of $5.1 million during the first nine months of both fiscal 2020 and fiscal 2019, due to cash dividends paid to shareholders.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as a lender (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility and which resulted in, among other modifications, an increase in the Company’s borrowing limit to up to $75 million, from the previous borrowing limit of up to $35 million.  In addition to increasing the borrowing limit, and among other modifications, the Amended and Restated Credit Agreement extended the applicable maturity date to October 19, 2021. As of December 29, 2019, borrowings under the secured Revolving Credit Facility totaled $29.4 million; therefore, we then had $45.6 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Amended and Restated Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

We have made quarterly dividend payments to holders of our common stock since the third quarter of fiscal 2010. A quarterly cash dividend of $0.20 per share was paid in November 2019. On January 21, 2020, our Board declared a quarterly cash dividend in the amount of $0.02 per share, payable on February 26, 2020 to shareholders of record as of February 12, 2020.

Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors.

We believe that our existing cash, payments from customers and availability under our secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 29, 2019, we do not have any material capital expenditure commitments.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 11, 2019.

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

Item 1A. Risk Factors.

Our business involves a high degree of risk. In addition to the other information included in this Quarterly Report on Form 10-Q, you should consider the risk factors previously disclosed in Part I “Item 1.A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Information that we have disclosed or will disclose from time to time in our public filings (including this Quarterly Report on Form 10-Q and other periodic reports filed under the Exchange Act) may provide additional data or information relative to our previously disclosed risk factors. We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also adversely affect our business, financial position and results of operations. There have been no material changes in any of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 except as noted below.

We face risks related to health epidemics and other outbreaks or events, which could significantly disrupt our business.

Our business could be adversely affected by health epidemics or other outbreaks or events.  A significant portion of our product offerings, including a majority of our private label Ventev products and products we acquire from our suppliers, are manufactured in foreign countries, including China and Vietnam, and many of the component parts of our products manufactured in Vietnam are sourced from China. Our ability to meet our customers' demands depends, in part, on our ability to obtain timely and adequate delivery of inventory from our suppliers. In addition, many of the products produced for others, and which our products are intended to complement, are produced throughout the world, including China. In late December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China. On January 30, 2020, the World Health Organization reportedly declared this coronavirus outbreak a health emergency of international concern. Our business and results of operations could be adversely affected to the extent the coronavirus harms the Chinese or world economy generally, or otherwise interferes with our supply chain or the manufacture of products of others that our products are intended to complement. We may also experience negative effects from future health epidemics or outbreaks or other world events or disasters beyond our control.  These events are impossible to forecast and difficult to mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of these events could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

10.1*

Form of Stock Option granted to Sandip Mukerjee on November 15, 2019 (incorporated by reference to Exhibit 10.1 if the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019).

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2019 formatted in XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 29, 2019 and December 30, 2018; (ii) Consolidated Balance Sheet at December 29 and March 31, 2019; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 29, 2019 and December 30, 2018; and (iv) Notes to Consolidated Financial Statements.

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 7, 2020
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)