Form 10-K
period 2020-03-29
TESSCO TECHNOLOGIES INC
filed 2020-06-05
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 29, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value	TESS	Nasdaq Global Select Market

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

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☒   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the Nasdaq Global Market as of September 29, 2019, was $93,599,964.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 29, 2020, was 8,641,700.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders, scheduled to be held July 24, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (which we sometimes refer to as “Tessco”, “we”, or the “Company”) is a value-added technology distributor, manufacturer, and solutions provider serving commercial and retail customers in the wireless infrastructure and mobile device accessories markets. The Company was founded more than 35 years ago with a commitment to deliver industry-leading products, knowledge, solutions, and customer service. Tessco supplies over 46,000 products from more than 350 of the industry’s top manufacturers in mobile communications, Wi-Fi, Internet of Things, wireless backhaul, and more. Tessco is a single source for outstanding customer experience, expert knowledge, and complete end-to-end solutions for the wireless industry.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors, integrators, private system operators (including railroads, utilities, mining operators and oil and gas operators), federal, state and local governments, manufacturers, value-added resellers, retail carrier stores and their independent agents, as well as other local and national retailers. We currently serve an average of approximately 8,500 different customers per month.

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

We source and develop our product offerings from leading manufacturers throughout the world, and also offer innovative, high quality products developed and manufactured under our own proprietary brand, Ventev®.

Our operational platform removes complexity for customers and suppliers by streamlining the management of the supply chain and lowering total inventory and cost by providing guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on the Nasdaq Market (currently, Nasdaq Global Select) (symbol: TESS), since 1994. We operate under ISO 9001:2015 and TL 9000:2016 R (6) registrations.

For information regarding our website address and regarding material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 29, 2020.

Customers

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following two markets: (1) public carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets. The retail segment includes retailers, independent dealer agents and carriers.  Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

Sales to the public carrier market accounted for approximately 29% of our fiscal year 2020 revenues, sales to the value-added resellers and integrator market accounted for 47% of fiscal year 2020 revenues, and sales to our retail market accounted for 24% of fiscal year 2020 revenues. These percentages reflect a significant fiscal year 2020 shift in revenue toward the two Commercial Segment markets offset by a reduction in the Retail Segment.

Our top ten customer relationships totaled 31% of our total revenue for fiscal year 2020, and revenue from our largest customer accounted for 11% of our total revenues.

Approximately 96% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in almost 100 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, sales to our retailers generally peak in conjunction with significant handset launches and the winter holiday season and decline significantly in our fourth fiscal quarter. Also, our base station infrastructure sales could be affected by weather conditions in the United States, especially in our fourth fiscal quarter.

Products and Services

We principally offer competitively priced, manufacturer branded products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $50,000 and gross profit margins ranging from less than 5% to 99%. We offer products classified into the following four categories: base station infrastructure; network systems; installation, test and maintenance products; and mobile devices and accessories, which accounted for approximately 53%, 16%, 5%, and 26% of fiscal year 2020 revenues, respectively.

Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. These products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, enclosures, grounding, jumpers, miscellaneous hardware, and mobile antennas. Network systems products include fixed and mobile broadband radio equipment, wireless networking filtering systems, distributed antenna systems, two-way radios and security and surveillance products. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. Products include sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety, replacement and component parts and supplies required by service technicians.  Mobile devices and accessory products include cellular, smart phone and data device accessories such as power supplies, cases, screen protectors, speakers, mobile amplifiers, bluetooth and corded headsets, mounts, car antennas, music accessories and data and memory cards.

While we principally provide manufacturer branded products, a variety of products are developed, manufactured and offered under Tessco-owned brand, Ventev. These products generally consist of mobile device accessory power solutions and network infrastructure products, such as radio enclosures, cable and antennas. Sales of these products were 11% of our total sales in fiscal year 2020.  This percentage reflects a significant reduction in sale of mobile device accessories in fiscal year 2020 as a result of a decline in overall retail sales.  Sales of mobile device accessories were significantly lower in the fourth quarter of fiscal year 2020, due to the impact of the coronavirus (COVID-19) pandemic on the retail market.

Tessco’s Technical Services and Solutions Development team is a key element of our offerings as a value-added distributor. This team includes Sales Engineering, Solution Architects, System Designers and Customer Technical Support (“CTS”). The broad product and supplier knowledge along with the multiple supplier certifications have also been recognized as a great benefit by our supplier partners and customers. The Sales Engineers provide regional coverage supporting Tessco’s customers on the total Solution portfolio. Solution Architects are specialists in their area of expertise providing consultation and system design. The CTS team are product level experts ensuring the correct devices are specified based on the application. This team can also recommend additional ancillary products (antennas, cables, power, enclosures, etc.) needed to provide a complete solution for the customer’s application.

These teams provide customer support on thousands of calls and thousands of support ticket-items per year. They have completed designs covering solutions for DAS (Distributed Antenna Systems), IOT (Internet of Things), WiFi, Networking, Wireless Broadband, Power Systems and Test Systems. These solutions teams support both existing and emerging markets, including Smart Cities, Smart Buildings, Small Cell, FirstNet, Utilities, Transportation, Network Service Providers (NSP) and fortune 500 companies.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

Revenues from sales of products purchased from our largest wireless infrastructure and mobile device and accessories suppliers accounted for 23% and 7%, respectively, of total fiscal year 2020 revenues. Sales of products purchased from our ten largest suppliers generated approximately 50% of our total fiscal year 2020 revenues.

The amount of purchases we make from each of our approximately 350 suppliers may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our suppliers, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our suppliers depends on being able to reach and maintain agreements with these suppliers on acceptable business terms.  In addition, the agreements and arrangements on which most of our larger supplier relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months or otherwise short notice.  Generally, we believe that alternative sources of supply are available for many of the product types we carry, although we may be unable, or find it more difficult, to source branded products from other than the manufacturer.

The scope of products available for purchase from a given supplier may fluctuate and is generally limited only by the scope of the supplier’s catalog and available inventory. Therefore, we may source the same product type from multiple suppliers, although in some instances branded products are available only from the manufacturer or a particular supplier, and in some instances, customers might favor one supplier or brand over another. The terms of the supplier contract typically apply to all products purchased from a particular supplier, whether or not the item is specifically identified in the contract.

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

We understand and anticipate our customers’ needs, resulting in comprehensive solutions and long-lasting relationships. Our customer base includes more than 195,000 fully opted in contacts across the full breadth of the wireless industry, with over 250,000 additional active contacts in our database, representing potential new customers. We are able to identify each contact’s unique need for information and the way in which they wish to receive it.  This can include targeted marketing materials, including email marketing, web marketing, advertisements, direct mailers, and trade show marketing, to drive purchases and new business development. For instance, our email publication The Wireless Update® is sent to a targeted list of 108,000 contacts each week.

Our dedicated sales team provides customer service and maintains key information about every customer or potential customer utilizing our Customer Relationship Management (CRM) and marketing automation tools ensuring a positive experience at every interaction and allowing us to identify promising leads and allocate resources to convert them to customers. We serve approximately 8,500 customers each month and our goal is to create an experience that nurtures loyalty among our customers and delivers mutually beneficial outcomes in every transaction.

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

Strategic Marketing – As a thought leader in the wireless industry, Tessco’s marketing materials educate the industry and promote our services and unique value proposition. Through WirelessNow, our retail focused industry publication, we offer product recommendations, trend reports, and expert market analysis to help thousands of retail customers improve sell through, drive traffic and sales, and maximize their revenue. Our weekly commercial digital newsletter, The Wireless Update, keeps 108,000 of our customers informed on the latest news in the industry, new products and solutions from our manufacturers, upcoming events and training opportunities, and more.  In addition, strategic marketing supports the organization through the development of compelling original content, training programs, and other customer and manufacturer programs that solve business challenges and increase the value Tessco provides to the industry.

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

Our information technology system provides detailed information on every customer account, including recent inquiries, buying and credit histories, separate buying locations within a customer account and contact history for key personnel, as well as detailed product information, including technical, product availability and pricing information. The information technology system enables any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

We believe that our commitment to providing prompt, professional and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of non-consumer customers decreased from approximately 10,500 for fiscal year 2019 to approximately 8,500 in fiscal year 2020, primarily due to the decline in retail market. Due to the addition of several larger new relationships, the average monthly purchase per customer increased from $4,800 in fiscal year 2019 to $5,300 in fiscal year 2020.

Procurement and Inventory Management: Our product management and purchasing system provides customers with a total source of broad and deep product availability, while attempting to maximize the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding supplier lead times are all used to determine appropriate inventory levels. Our information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 29, 2020, and March 31, 2019, we had an immaterial level of backlog orders. Most backlog orders as of March 29, 2020 are expected to be filled within 90 days of fiscal year-end. For fiscal years ended March 29, 2020, and March 31, 2019, inventory write-offs and reserves were 3.0% and 0.9% of total purchases, respectively. Inventory write-offs and reserves increased significantly for fiscal 2020, partially due to the uncertainty caused by the COVID-19 pandemic. In many cases, we are able to return slow-moving inventory to our suppliers pursuant to stock rotation agreements. Inventory turns for fiscal years 2020 and 2019 were 6.3 and 6.7, respectively.

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

Information Technology: Our information technology system is critical to the success of our operations. We have made and continue to make substantial investments in the development of these systems, which integrate cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our Configuration, Fulfillment and Delivery system. The information contained in these systems is available on a real-time basis to all of our employees as needed and is utilized in every area of our operations.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Brightstar, D&H, Ingram Micro, Superior Communications and VoiceComm in our retail segment and Alliance Corporation, Anixter, Comstor, Graybar, KGPCo Logistics, Ingram Micro, Primus, Talley Communications, Tech Data, Site Pro 1, VAV Wireless, Westcon and Winncom in our commercial markets. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are often terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 400 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®,  Chargesync®,  LinkUPS®,  Solutions That Make Wireless Work®,  TerraWave Solutions®,  TESSCO®,  TESSCO Making Wireless Work®,  TESSCO Technologies®,  Tessco.com®,  Ventev®,  The Vital Link to a Wireless World®,  Wireless Now®, Wireless Solutions®,  The Wireless Update®,  Your Total Source®, and Your Virtual Inventory®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2020, and there are no material expenditures planned for such purposes in fiscal year 2021.

Employees

As of March 29, 2020, we had 678 full-time equivalent employees. Of our full-time equivalent employees, 331 were engaged in customer and supplier service, marketing, sales and product management, 231 were engaged in fulfillment and distribution operations and 116 were engaged in administration and technology systems services. No employees are covered by collective bargaining agreements. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our named executive officers is as follows:

Name	Age	Position

Sandip Mukerjee	57	President and Chief Executive Officer

Sandip Mukerjee joined the Company in August of 2019.  Mr. Mukerjee served as President, Global Professional and Consulting Business, Nokia Software from 2016 to 2018.  Before that, Mr. Mukerjee worked for Alcatel where he held the positions of Sr. Vice President, Wireless and Software Strategy from 2006 to 2010 and then President and General Manager, Advanced Communications from 2010 to 2013 and President & General Manager, IP Platforms for the Americas.

Aric M. Spitulnik	48	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary, and in 2014 he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Douglas A. Rein	60	Senior Vice President of Performance Systems and Operations

Douglas Rein joined the Company in July 1999 as Senior Vice President of Performance Systems and Operations. Previously, he was director of operations for Compaq Computer Corporation and Vice President, distribution and logistics operations for Intelligent Electronics.

Elizabeth S. Robinson	53	Senior Vice President, Retail Sales and Product Marketing

Elizabeth Robinson joined the Company in 1998.  Ms. Robinson was appointed Director of Sales in 2001, and Vice President in 2004.  In 2011, she was appointed Vice President of Mobile Devices and Accessories, and then for the Mobility Group in 2016.   In 2017, she was appointed Senior Vice President, leading Retail Sales and Product Management.

Name	Age	Position

Joseph M. Cawley, Jr.	56	Senior Vice President, and Chief Information Officer

Joseph Cawley started with the Company in June 2017 as Vice President, Technology Development and Services. Mr. Cawley was appointed Senior Vice President and Chief Information Officer in April 2019. Prior to joining the Company, Mr. Cawley worked for the Williamsburg Foundation from 2007 until 2017.  He started his career there as Director, IT Program Office, and then Vice President/CIO from 2012 until 2017.  Before the Williams Foundation, Mr. Cawley worked for IBM in several technical leadership roles for more than 20 years, his last being Director of Worldwide Support.

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

RISKS RELATING TO OUR BUSINESS

We face risks related to adverse global or national economic conditions or events (including health epidemics and trade wars and other outbreaks and events beyond our control) that could significantly disrupt our business and adversely affect our business, financial position and results of operations.

Our business, financial position and results of operations could be adversely affected by weak or unstable global or national economic conditions, including international trade protection measures and disputes, such as those between the United States and China, and public health issues or events, such as the COVID-19 pandemic discussed below. A significant portion of our product offerings, including a majority of our private label Ventev products and products we acquire from our suppliers, are manufactured in foreign countries, including China and Vietnam, and many of the component parts of our products manufactured in Vietnam are sourced from China. Our ability to meet our customers' demands depends, in part, on our ability to obtain timely and adequate delivery of inventory from our suppliers. Weak or unstable global or national economic conditions could  harm our suppliers’ businesses, contributing to product shortages or delays, supply chain disruptions, increased product costs and other adverse effects on their operations, which could hamper our ability or preclude us from obtaining timely and adequate delivery of inventory from our suppliers, as needed to support our business. In addition, many products produced for others in the industries we serve, and which our product offerings are intended to complement, are subject to many of the same risks and uncertainties as are ours, and perhaps others. If production or sales of those products are impacted by negative events, so will be the demand for our complementary products. Any of these events or occurrences could have a negative impact on our business, financial positions and results of operations.

In late December 2019, a strain of coronavirus, commonly referred to as COVID-19, surfaced in Wuhan, China. On January 30, 2020, the World Health Organization declared this coronavirus outbreak a health emergency of international concern. During the fourth quarter of fiscal year 2020, COVID-19 spread to the U.S. and resulted in most states imposing restrictions on travel, business operations and gatherings.  As a result, many of our retail customers were temporarily closed or significantly impacted by lower foot traffic.  We have also seen a significant, albeit a less significant, impact to our Commercial segment as many non-essential projects have been delayed or project venues have been unreachable.  Our business and results of operations have been, and may continue to be, adversely affected to the extent the coronavirus continues to harm the U.S. and world economy generally, or otherwise interferes with our supply chain or the manufacture of products that ours are intended to complement.

We may also experience negative effects from future health epidemics or outbreaks or other world events or disasters beyond our control.  These events are impossible to forecast and difficult to mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

If our suppliers refuse to, or for any reason are unable to, supply products to us in sufficient quantities to meet demand, or at all, and if we are not able to procure those products from alternative sources, we may not be able to maintain appropriate inventory levels to meet customer demand and our financial position and results of operations would be adversely affected. Similarly, if customers decide to purchase from other sources, instead of from us, or experience significant changes in demand internally or from their own customer bases, become financially unstable (including on account of unforeseen events or events beyond their control, such as the COVID-19 pandemic), or are acquired by another company, our ability to generate revenues from these customers may, or in some cases would, be significantly affected, resulting in an adverse effect on our financial position and results of operations.

The loss or any change in the business habits of key customers or suppliers may have a material adverse effect on our financial position and results of operations.

Because our standing arrangements and agreements with our customers and suppliers typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or suppliers. We have experienced the loss and changes in the business habits of key customer and supplier relationships in the past and expect to do so again in the future. This is the nature of our business.

Sales of products purchased from our largest wireless infrastructure (23%) and mobile device and accessories (7%) suppliers, generated approximately 30% of our total revenues in fiscal year 2020, and sales of products purchased from our largest ten suppliers generated approximately 50% of fiscal year 2020 total revenues.  As is the case with many of our supplier and customer relationships, our contractual arrangements with these large suppliers are terminable by either party upon several months’ notice. If these contracts or our relationships with these suppliers terminate for any reason, or if any of our other significant supplier relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our suppliers are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2020, our largest customer accounted for 11% of our total revenues. In the Commercial market, 29% of our commercial sales in fiscal 2020 were made to five customers. In the retail market, 35% of our retail sales in fiscal 2020 were made to five customers. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

The loss of customer relationships and the corresponding reduction in the volume of product sales identified to those relationships, can also affect our negotiating ability with suppliers supplying those products.  This can affect our margins on sales of those products to other customers.  If we are unable to replace those products at favorable pricing and terms, or if we are unable to acquire those products from suppliers or offer those products to our customers on favorable terms, our competitiveness may suffer and result in reduced revenues and profits.  Like our suppliers, our customers are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business.  Accordingly, we are at continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

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

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our suppliers to satisfy our capital needs and finance growth. The impact of the COVID-19 pandemic on financial markets continues to evolve, and as this occurs and new regulations come into effect, and as the financial markets change on account of other forces and events, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our existing secured revolving credit facility contains various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. In addition, even if the terms of our revolving credit facility would otherwise allow or require, our lenders may refuse to lend to us through no fault of ours. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business. Our existing secured revolving credit facility includes variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

Our ability to maintain and borrow under our revolving credit agreement could be constrained by the level of eligible receivables and product inventory and by any failure to meet certain financial and other covenants in our revolving credit agreement.

Our borrowing availability under our secured revolving credit facility is determined in part by a borrowing base and is limited to certain amounts of eligible accounts receivable and inventory.  If the value of these accounts receivable and product inventory were to decrease significantly, the amount available for borrowing under the facility would decrease and our ability to borrow under the facility could be significantly impacted. Borrowing under the facility is also conditioned upon compliance with financial and other covenants included in the revolving credit agreement and a related guaranty and security agreement. Among these is a covenant to maintain a fixed charge coverage ratio at any time during which the borrowing availability is otherwise less than $10 million. There are no assurances that we will be able to comply with all applicable covenants in these agreements, and in the event that we do not, our ability to borrow under our secured revolving credit facility could be limited or suspended or could terminate.

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

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  Most of the members of our senior management team are parties to employment contracts or arrangements with us that provide for, among other things, various severance payments or benefits upon termination of their employment under certain circumstances, including termination by the Company without “cause” or for “good reason”, and those contracts generally renew from year to year, except for the employment contract with Mr. Mukerjee, our CEO, which commenced in August 2019 and expires in March 2023. The loss of any of the members of our senior management team, could have an adverse effect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs) and stock options. If performance targets associated with PSUs are not met, or the value of such awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation, such as stock options, otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs, stock options and other equity instruments is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan only through June 4, 2029, and as of May 15, 2020, the most recent date when PSUs and other equity instruments were issued, there were 407,222 shares available for future awards. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations. In addition, an increase in the number of shares for future awards, under either current or future compensation or incentive plans or arrangements could lead to dilution of our other stockholders.

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

Indefinite lived intangible assets and goodwill that are not amortized are initially recorded at fair value, and are reviewed for impairment at least annually or more frequently if impairment indicators are present.

In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We first perform a qualitative analysis to determine if it is more likely than not that goodwill or indefinite lived intangible assets are impaired. This analysis includes assumptions and estimates related to macroeconomic, industry and company specific events and trends. In the event that we find it is more likely than not that an impairment has occurred a quantitative analysis is performed. We could be required to evaluate the recoverability of goodwill and indefinite lived assets prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business or sustained market capitalization declines. These types of events and the resulting analyses could result in indefinite lived asset impairment charges in the future. As of March 29, 2020, we had $795,000 of indefinite lived intangible assets, which represented approximately 0.4% of total assets.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the current tax laws, historical results, performance of the business, projections of future taxable income, and the feasibility of ongoing tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have an adverse effect on our results of operations or financial condition.

Our future results of operations may be impacted by prolonged weakness in the economic environment which may result in an impairment of the long-lived assets or the recording of a valuation allowance on our deferred tax assets, which could adversely affect our results of operations or financial condition.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Since the onset of the weakness in the global economic environment due to the COVID-19 pandemic, certain of our suppliers, particularly those in the far-east, have experienced financial difficulties and we believe it is possible that a limited number of suppliers may either cease operations or require increased prices in order to fulfill their obligations. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers. The adoption or expansion of trade restrictions or the occurrence of trade wars could have a material adverse effect on our business, financial position and results of operation.

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

Our product offering includes a growing number of our own proprietary products, which represented approximately 11% of our sales in fiscal year 2020. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

A significant portion of our product offerings, including a majority of our private label Ventev products and products we acquire from our suppliers, are manufactured in foreign countries, making the price and availability of these products susceptible to international trade risks and other international conditions.

A significant portion of our products are manufactured in foreign countries, including Vietnam and China.  The countries, specifically Mexico and China, in which many of our products currently are manufactured or may be manufactured in the future are or could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which would increase the cost or could reduce the supply of products available to us, and could have a material adverse effect on our business, financial condition and results of operations. Recently, uncertainty has increased regarding tax and trade policies, border adjustments, tariffs and government regulations affecting trade between the U.S. and other countries, such as Mexico and China. This includes the imposition of tariffs or penalties on products manufactured outside the U.S., including the May 9, 2019 announcement of the United States government’s imposition of a 25% tariff on a range of products exported from China to the U.S. on or after May 10, 2019.  China thereafter announced a plan to impose tariffs on imports to China of a wide range of American products, in retaliation for the American tariffs. In January 2020, China and the U.S. entered the first phase of an economic and trade agreement.  There is no assurance that a broader trade agreement will be successfully negotiated between the U.S. and China to reduce or eliminate existing tariffs applicable to the business of the Company.

There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well. Such tariffs on imports from foreign countries, as well as changes in tax and trade policies, such as a border adjustment tax or disallowance of certain tax deductions for imported product, could materially increase our manufacturing costs, the costs of our imported products or our income tax expense, which would have a material adverse effect on our financial condition and results of operations. Tariffs imposed by China or other foreign countries on imports of our products could also adversely affect our international e-commerce sales. Any increase in manufacturing costs, the cost of our products or limitation on the amount of products we are able to purchase, could have a material adverse effect on our financial condition and results of operations. Unless we are able to sufficiently mitigate their effects as applicable to us, the persistence or increase of tariffs, may adversely affect us or our business.

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

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 58% of our outstanding common stock as of March 29, 2020. Robert B. Barnhill, Jr., our Chairman of the Board, beneficially owned approximately 19% of our outstanding common stock as of March 29, 2020. These shareholders, and particularly if they decide to act together, have or would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

Effective as of the first quarter of fiscal 2021, our Board of Directors suspended our quarterly cash dividend. We may not be able to pay dividends on our common stock in the future, which could impair the value of our common stock.

Effective as of the first quarter of fiscal 2021, our Board of Directors suspended our quarterly cash dividend. We had paid a quarterly dividend on our common stock beginning with the second quarter of fiscal year 2010. Any future declaration of dividends remains subject to further determination from time to time by our Board of Directors. Our ability to pay dividends in the future will depend on our financial results, liquidity and financial condition, and a determination by our Board of Directors that the payment of dividends is then appropriate. Under Delaware law, dividends to shareholders may be made only from the surplus of a company, or, in certain situations, from the net profits for the current fiscal year or the fiscal year before which the dividend is declared.  Our secured revolving credit facility restricts our ability to pay cash dividends upon a default, and when our borrowing availability is below $15.0 million, or in certain more limited circumstances $11.3 million, and contains other financial covenants and ratios that could restrict future dividend payments. There is no assurance that we will or will be able to pay dividends at any time in the future, or if we are able to, that our Board of Directors will determine to declare dividends in the future, at previous rates or at all.  If we begin at some future date to pay dividends and then discontinue or reduce the amount or frequency of any such dividends, the value of our common stock may be impaired.

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

Certain provisions of our certificate of incorporation and bylaws, including advance notice bylaws, and applicable provisions of the Delaware General Corporation Law (DGCL) may each make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management. We are afforded the protections of Section 203 of the DGCL, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained. Some believe that the provisions described above, as well as any resulting delay or prevention of a change of control transaction or changes in our Board of Directors or management, could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares. We, on the other hand, believe that these provisions serve to protect our shareholders against abusive takeover tactics, to preserve and maximize the value of the Company for all shareholders, and to better ensure that each shareholder will be treated fairly in the event of an unsolicited offer to acquire the Company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (GLC), is located in a Company-owned 184,000 square-foot facility north of Baltimore City, in Hunt Valley, Maryland.

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium, Maryland. The monthly rent payments range from $179,700 to $203,800 throughout the remaining lease term, which expires on December 31, 2025.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $39,300 to $43,000 throughout the remaining lease term, which expires on July 31, 2023, subject to our annual option to terminate.

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Monthly rent payments range from $18,600 to $19,100 and the lease expires October 31, 2021.

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

As of May 29, 2020, the number of shareholders of record of the Company was 162. We estimate that the number of beneficial owners as of that date was approximately 3,049.

On July 28, 2009, we announced that our Board of Directors had decided to commence a cash dividend program and thereafter our Board of Directors declared dividends on a quarterly basis, through the fourth quarter of fiscal 2020. On April 28, 2020, the Board of Directors suspended Tessco’s dividend in an effort to further strengthen its cash position as the Company continues to monitor and address the effects of the COVID-19 pandemic. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2020 and 2019 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Our revolving credit facility may limit the amount of cash dividends that we may pay based on financial covenants and ratios that may restrict the future payment of dividends.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2020 and 2019 the total value of shares withheld for taxes were $201,000 and $111,000, respectively.

Our secured revolving credit facility with SunTrust Bank restricts our ability to pay dividends and to repurchase our shares, either upon a default or when our borrowing availability is below $15.0 million, or in certain more limited circumstances $11.3 million, and also limits to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of tax withholding obligations related to vested equity grants during any 12 month period.  This revolving credit facility also contains other financial covenants and ratios that could restrict dividends and repurchases. At March 29, 2020 we had the ability to withhold or repurchase $1.8 million in additional shares of our common stock during fiscal 2020, without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 29, 2015 in each of the Company’s common stock, the Russell 2000 Index and a peer group for the period of March 29, 2015 to March 29, 2020. The graph assumes that all dividends, if any, were reinvested.

	3/29/2015	3/27/2016	3/26/2017	4/1/2018	3/31/2019	3/29/2020
TESSCO Technologies Incorporated	$100.00	$70.30	$65.37	$106.21	$74.84	$28.33
Russell 2000	100.00	88.25	112.38	128.62	131.25	97.88
Peer Group (1)	100.00	99.43	111.42	124.82	132.34	126.73

(1) – The Peer Group consists of the following: Anixter International Inc., ScanSource Inc., Tech Data Corp and W.W. Grainger Inc.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.

Item 6. Selected Financial Data.

	Fiscal Years Ended
	March 29, 2020	March 31, 2019	April 1, 2018	March 26, 2017	March 27, 2016
STATEMENT OF INCOME DATA
Revenues	$540,298,300	$606,813,800	$580,274,700	$533,295,100	$530,682,100
Cost of goods sold	448,475,300	485,455,100	460,046,300	421,527,300	418,716,200
Gross profit	91,823,000	121,358,700	120,228,400	111,767,800	111,965,900
Selling, general and administrative expenses	107,814,700	113,213,700	112,326,700	108,416,300	102,932,300
Goodwill impairment	11,677,700	—	—	—	—
Restructuring charge	488,000	—	—	806,600	—
Operating expenses	119,980,400	113,213,700	112,326,700	109,222,900	102,932,300
(Loss) income from operations	(28,157,400)	8,145,000	7,901,700	2,544,900	9,033,600
Interest, net	1,116,300	853,800	429,100	58,600	161,300
(Loss) income before provision for income taxes	(29,273,700)	7,291,200	7,472,600	2,486,300	8,872,300
(Benefit from) provision for income taxes	(7,704,800)	1,745,400	2,277,200	1,041,200	3,531,800
Net (loss) income	$(21,568,900)	$5,545,800	$5,195,400	$1,445,100	$5,340,500
Diluted (loss) earnings per share	$(2.53)	$0.65	$0.61	$0.17	$0.65
Cash dividends declared per common share	$0.62	$0.80	$0.80	$0.80	$0.80
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0	80.0	79.3	79.0	78.9
Gross profit	17.0	20.0	20.7	21.0	21.1
Selling, general and administrative expenses	20.0	18.7	19.4	20.3	19.4
Goodwill impairment	2.2	—	—	—	—
Restructuring charge	0.1	—	—	0.2	—
Operating expenses	22.2	18.7	19.4	20.5	19.4
(Loss) income from operations	(5.2)	1.3	1.4	0.5	1.7
Interest, net	0.2	0.1	0.1	—	—
(Loss) income before provision for income taxes	(5.4)	1.2	1.3	0.5	1.7
(Benefit from) provision for income taxes	(1.4)	0.3	0.4	0.2	0.7
Net (loss) income	(4.0)%	0.9%	0.9%	0.3%	1.0%

	Fiscal Years Ended
	March 29, 2020	March 31, 2019	April 1, 2018	March 26, 2017	March 27, 2016
SELECTED OPERATING DATA
Average non-consumer buyers per month	8,500	10,500	11,600	12,500	12,200
Return on assets (1)	(10.4)%	2.7%	2.8%	0.8%	3.0%
Return on equity (2)	(22.4)%	5.1%	4.8%	1.3%	4.7%

	As of Fiscal Years Ended
	March 29, 2020	March 31, 2019	April 1, 2018	March 26, 2017	March 27, 2016
BALANCE SHEET DATA
Working capital	$51,164,700	$74,636,000	$74,789,400	$77,194,500	$82,523,600
Total assets	208,708,700	206,495,800	199,423,700	173,980,500	169,416,000
Short-term debt	25,563,900	14,380,400	10,862,700	26,500	251,100
Long-term debt	—	—	2,300	29,800	1,706,500
Shareholders' equity	83,702,700	108,787,200	108,051,600	108,016,300	112,527,300

(1)	Net income divided by the average total assets.
(2)	Net income divided by the average total equity.

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

Business Overview and Environment

TESSCO Technologies Incorporated (“Tessco”, “we”, “our”, “us”, or the “Company”) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in almost 100 countries, approximately 96% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; (2) value-added resellers and integrators, which includes value-added resellers, government channels and private system operator markets. The retail segment includes retailers, independent dealer agents and carriers.  Retail inventory typically has a shorter more defined life cycle and is, typically, ultimately used by individual end users. Commercial inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

We offer a wide range of products that are classified into four categories: base station infrastructure; network systems; installation, test and maintenance; and mobile devices and accessories. Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and internet networks. In this category, we have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Mobile devices and accessory products include cellular phone and data device accessories.  Our customers generally have the ability to purchase from any of our product categories.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessory market, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 350 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Operations

The following tables summarize the results of our operations for fiscal years 2020, 2019 and 2018:

(Dollars in thousands, except per share data)			2019 to 2020			2018 to 2019
	2020	2019	$ Change	% Change	2018	$ Change	% Change
Segment Revenues
Commercial Segment:
Public Carriers	$156,396	$156,983	$(587)	(0.4)%	$115,061	$41,922	36.4%
Value-added resellers and integrators	252,619	262,062	(9,443)	(3.6)%	270,615	(8,553)	(3.2)%
Total Commercial Revenues	409,015	419,045	(10,030)	(2.4)%	385,676	33,369	8.7%
Retail Segment:
Retail	131,283	187,769	(56,486)	(30.1)%	194,599	(6,830)	(3.5)%
Total Revenues	$540,298	$606,814	$(66,516)	(11.0)%	$580,275	$26,539	4.6%

			2019 to 2020			2018 to 2019
	2020	2019	$ Change	% Change	2018	$ Change	% Change
Segment Gross Profit
Commercial Segment:
Public Carriers	$18,699	$20,275	$(1,576)	(7.8)%	$16,707	$3,568	21.4%
Value-added resellers and integrators	60,943	64,130	(3,187)	(5.0)%	64,620	(490)	(0.8)%
Total Commercial Gross Profit	79,642	84,405	(4,763)	(5.6)%	81,327	3,078	3.8%
Retail Segment:
Retail	12,181	36,954	(24,773)	(67.0)%	38,901	(1,947)	(5.0)%
Total Gross Profit	91,823	121,359	(29,536)	(24.3)%	120,228	1,131	0.9%

Selling, general and administrative expenses	107,815	113,214	(5,399)	(4.8)%	112,327	887	0.8%
Goodwill impairment	11,678	—	11,678	100.0%	—	—	—
Restructuring Charge	488	—	488	100.0%	—	—	—
Operating Expenses	119,980	113,214	6,767	6.0%	112,327	887	0.8%
(Loss) income from operations	(28,157)	8,145	(36,303)	(445.7)%	7,901	244	3.1%
Interest, net	1,116	854	262	30.6%	429	425	99.0%
(Loss) income before provision for income taxes	(29,274)	7,291	(36,564)	(501.5)%	7,472	(181)	(2.4)%
(Benefit from) provision for income taxes	(7,705)	1,745	(9,450)	(541.4)%	2,277	(532)	(23.4)%
Net (loss) income	$(21,569)	$5,545	(27,114)	(489.0)%	$5,195	351	6.8%

Diluted (loss) earnings per share	$(2.53)	$0.65	$(3.18)	(489.2)%	$0.61	0.04	6.6%

Fiscal Year 2020 Compared to Fiscal Year 2019

Revenues. Revenue for fiscal year 2020 decreased by 11.0% as compared to fiscal year 2019. In the commercial segment, revenue decreased by 2.4%. Revenue in our public carrier market and value-added resellers and integrators market decreased by 0.4% and 3.6%, respectively. The decline in the commercial segment was primarily because we are not yet realizing the full benefits of our sales strategy refinements in the value-added resellers and integrators market. Revenues in our retail segment decreased by 30.1%. This decrease was largely driven by a combination of continued overall softness in our retail segment, significantly lower revenues from one of our more significant retail customers following its change in business model and subsequent transition of its business elsewhere, and the impact of COVID-19 in the fourth quarter of fiscal year 2020 that affected both of our business segments. We expect the challenges we have been facing in our retail segment to continue for the foreseeable future. We also expect the challenges we have been facing in our commercial segment to continue for the foreseeable future, but to a much lesser extent.

Cost of Goods Sold. Cost of goods sold for fiscal year 2020 decreased by 7.6% as compared to fiscal year 2019. In the commercial segment, cost of goods sold decreased by 1.6%. Cost of goods sold in our value-added resellers and integrators market decreased by 3.2%, partially offset by cost of goods sold increase in our public carrier market of 0.7%, The decline in the commercial segment was primarily due to a decrease in related revenue in the value-added resellers and integrators market. Cost of goods sold in our retail segment decreased by 21.0%. This decrease was largely driven by a decrease in retail segment revenue as discussed above. Cost of goods sold in the retail segment were also impacted by increased tariffs associated with imports of Ventev product from China, and inventory write-offs, including changes in inventory reserves, largely associated with the market softness, the discontinuance of several OEM phone devices and uncertainty caused by the COVID-19 pandemic. Total inventory write-offs, including changes in inventory reserves, were $14.9 million and $5.1 million for fiscal years 2020 and 2019, respectively.

The imposition of tariffs on products that we imported increased the costs of those products and adversely affected our gross profits and overall financial performance. A significant portion of our Ventev products are manufactured in foreign countries, including China and increasingly of late, Vietnam. On May 9, 2019, the United States government announced a 25% tariff on a range of products from China that are exported to the U.S. Responding to this, we have been successful in moving the manufacturing of a majority of our Ventev products out of China in an effort to mitigate tariff costs, but we will continue to incur additional tariff costs on product we have manufactured in, or component parts we continue to source from, China.  In January 2020, China and the U.S. entered the first phase of an economic and trade agreement.  There is no assurance that a broader trade agreement will be successfully negotiated between the U.S. and China to reduce or eliminate existing tariffs applicable to the business of the Company

Gross Profit. Gross profit decreased by 24.3% in fiscal year 2020 as compared to fiscal year 2019. This compares to a decline in revenue of 11.0% in fiscal year 2020 as compared to fiscal year 2019. In the commercial segment, gross profit decreased from 20.1% to 19.5%. Within our commercial segment, gross profit in our public carrier market and value-added resellers and integrators market decreased from 12.9% to 12.0% and from 24.5% to 24.1%, respectively. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers which require better pricing. Within the retail segment, gross profit decreased from 19.7% to 9.3% in fiscal year 2020 as compared to fiscal year 2019.  This decrease in gross profit was a result of a decrease in retail revenue, increased tariff costs, and the inventory write-offs discussed above. As a result of these drivers on gross profit, overall gross profit margin decreased to 17.0% in fiscal year 2020, compared to 20.0% in fiscal year 2019.

As discussed above, the COVID-19 pandemic has had a material impact on our results of operations in fiscal 2020.  Tessco’s distribution centers remain open and our office workers are largely working remotely.  However, the COVID-19 pandemic has primarily impacted our retail segment as a result of store closures and lower foot traffic due to “stay at home” or similar orders in various states.  Our commercial segment has also been impacted, but to a much lesser extent, due to delays in non-essential projects or inability of our customers to access project venues or locations.  We have recorded incremental reserves in accounts receivable, inventory and sales returns, totaling approximately $6.1 million during the fourth quarter of fiscal 2020.  We expect the COVID-19 pandemic to continue to have an impact on our revenues and gross profit, particularly in the retail segment for at least the first half of fiscal 2020, and possibly into future periods.

Our ongoing ability to earn revenues and gross profits from customers and suppliers looking to us for product and supply chain solutions is dependent upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or supplier’s business, the supply and demand for the product or service, including price stability, changing customer or supplier requirements, and our ability to support the customer or supplier and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and supplier relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise short notice. Our customer relationships could also be affected by wireless carrier consolidation or global financial crisis, including the COVID-19 pandemic or other events beyond our control.

We account for inventory at the lower of cost or net realizable value and as a result write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices and other causes. These expenses were 3% or less of overall purchases for each of the last three fiscal years.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased 4.8% during fiscal year 2020 as compared to fiscal year 2019. Total selling, general and administrative expenses as a percentage of revenues increased from 18.7% in fiscal year 2019 to 20.0% in fiscal year 2020. The following are descriptions of changes in significant components of selling, general, administrative, goodwill charges and restructuring expenses.

•

Compensation and benefits expenses decreased by $4.0 million in fiscal year 2020 as compared to fiscal year 2019, mainly due to a decrease in variable compensation in both sales and operations related to the decline in overall revenues.

•

Performance bonus expense (including both cash and equity plans) decreased by $2.0 million in fiscal year 2020 as compared to fiscal year 2019. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to lower bonus expenses in fiscal 2020, as compared to fiscal 2019.

•	Freight out expense decreased by $2.7 million in fiscal year 2020 as compared to fiscal year 2019, due to lower sales volume.
•

Expenses related to information technology increased by $2.8 million in fiscal year 2020 as compared to fiscal year 2019, primarily due to increased cost to support our sales initiatives and to build more efficient and effective systems.

The Company also incurred a $0.5 million restructuring charge related to severance expense for the first quarter of fiscal 2020, and a $11.7 million non-cash goodwill impairment loss during fiscal 2020. The goodwill impairment was due to the decline of results in fiscal year 2020 and future year projections, the significant reduction in our market capitalization during the second half of the fiscal year (due to decrease in stock price) and significant decline in market multiples considered in the market based valuation.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $2,100,000 and $1,721,200 for fiscal year 2020 and fiscal year 2019, respectively. The increase in bad debts for fiscal year 2020 primarily relate to reserves recorded in the fourth quarter based on the uncertainly of the COVID-19 pandemic.

Interest, Net. Net interest expense increased from $853,800 in fiscal year 2019 to $1,116,300 in fiscal year 2020. The increase is primarily related to higher borrowing levels on our secured revolving credit facility. Refer to Note 6 of the financial statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2020 and 2019 were 26.3% and 23.9%, respectively. The increase in the effective tax rate is primarily a result of provisions in the recently enacted CARES Act which allows the Company to carry back certain net operating losses up to five years. These net operating losses were applied against net income that was taxed at a higher federal rate prior to the Tax Cuts & Jobs Act which was signed into law in December 2017 (the “2017 Tax Act”) and went into effect in the third quarter of fiscal 2018.  The benefit of the carry back provision of the CARES Act was partially offset by valuation allowances recorded in fiscal year 2020 on the deferred tax assets. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2020 decreased 488.9% and 489.2%, respectively, compared with fiscal year 2019.

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenues. Revenue for fiscal year 2019 increased by 4.6% as compared to fiscal year 2018. In the commercial segment, revenue increased by 8.7% for fiscal year 2019 as compared to fiscal year 2018. Revenue in our public carrier market for fiscal year 2019 increased by 36.4% as compared to fiscal year 2018, largely due to increased spending among our Tier 1 public carrier and contractor customers, and also due in part to better execution of our selling strategy in this market. The growth was partially offset by a decline in the value-added resellers and integrators market by 3.2% for fiscal year 2019 as compared to fiscal year 2018. The revenue growth within our commercial segment was partially offset by a 3.5% decrease in our retail segment revenue for fiscal year 2019 as compared to fiscal year 2018. This decrease was due in part to lower sales of key phone launches and less retail store traffic.

Cost of Goods Sold. Cost of goods sold for fiscal year 2019 increased by 5.5% as compared to fiscal year 2018. In the commercial segment, cost of goods sold increased by 10.0% for fiscal year 2019 as compared to fiscal year 2018. Cost of goods sold in our public carrier market increased by 39.0% for fiscal year 2019 as compared to fiscal year 2018, largely due to increased spending among our Tier 1 public carrier and contractors customers. The growth was partially offset by a decline in the value-added resellers and integrators market of 3.9% for fiscal year 2019 as compared to fiscal year 2018. The cost of goods sold growth within our commercial segment was partially offset by a 3.1% decrease in our retail segment cost of goods sold for fiscal year 2019 as compared to fiscal year 2018. This decrease was due in part to lower sales of key phone launches and less retail store traffic.

Gross Profit. Gross profit increased by 0.9% in fiscal year 2019 as compared to fiscal year 2018. In the commercial segment, gross profit increased by 3.8%. This increase was primarily driven by increases in our public carrier market of 21.4% and was offset by a decrease in value-added resellers and integrators market of 0.8%. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers which required better pricing. Within the retail segment, gross profit decreased by 5.0% in fiscal year 2019 as compared to fiscal year 2018.  This decrease in gross margin was a result of product mix and the decrease in sales. Overall gross profit margin decreased to 20.0% in fiscal year 2019, compared to 20.7% in fiscal year 2018, primarily due to changes in customer mix, including the increase in lower margin sales in the public carrier market.

Selling, General, Administrative and Restructuring Expenses. Total selling, general, administrative and restructuring expenses increased 0.8% during fiscal year 2019 as compared to fiscal year 2018. Total selling, general, administrative and restructuring expenses as a percentage of revenues decreased from 19.4% in fiscal year 2018 to 18.7% in fiscal year 2019. The following are descriptions of changes in significant components of selling, general, administrative and restructuring expenses.

•

Performance bonus expense (including both cash and equity plans) decreased by $1.1 million in fiscal year 2019 as compared to fiscal year 2018. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to lower bonus expenses in fiscal 2019, as compared to fiscal 2018.

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

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2019 and 2018 were 23.9% and 30.5%, respectively. The effective tax rate was lower for fiscal 2019, primarily due to the Tax Cuts & Jobs Act which was signed into law in December 2017 (the “2017 Tax Act”) and went into effect in the third quarter of fiscal 2018. As a result of the factors discussed above, net income and diluted earnings per share for fiscal year 2019 increased 6.7% and 6.6%, respectively, compared with fiscal year 2018.

Liquidity and Capital Resources

In summary, our cash flows were as follows:

	2020	2019	2018
Cash flow provided by (used in) operating activities	$908,200	$8,246,700	$(9,247,100)
Cash flow used in investing activities	(6,845,700)	(5,164,700)	(3,539,400)
Cash flow provided by (used in) financing activities	5,957,200	(3,071,100)	4,265,800
Net increase (decrease) in cash and cash equivalents	$19,700	$10,900	$(8,520,700)

We generated $0.9 million of net cash from operating activities during fiscal year 2020. This inflow was driven by net loss (net of depreciation and amortization, goodwill impairment loss, and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by an increase in prepaid expenses and an increase in deferred income taxes. Accounts receivable decreased due to the timing of sales at the end of the fourth quarter of fiscal year 2020 as compared to the fourth quarter of fiscal year 2019. Prepaid expenses increased due to an increase in prepaid income taxes. Due to the recently enacted CARES Act, the Company is able to carry back net operating losses up to five years and receive a refund of taxes paid in prior years.

We generated $8.2 million of net cash from operating activities during fiscal year 2019. This inflow was driven by net income (net of depreciation and amortization and non-cash stock compensation expense), an increase in accounts payable and a decrease in inventory, partially offset by an increase in accounts receivable. Accounts payable increased due to strategic purchase of inventory during the fourth quarter with extended terms to support our public carrier business. Inventory decreased due to an intentional reduction of overall inventory in line with our efforts to manage working capital. Accounts receivable increased due to the timing of sales at the end of the fourth quarter of fiscal year 2019 as compared to the fourth quarter of fiscal year 2018.

We used $9.2 million of net cash from operating activities during fiscal year 2018. This outflow was driven by increases in accounts receivable and inventory, partially offset by net income (net of depreciation and amortization and non-cash stock compensation expense), and an increase in accounts payable. Increasing sales to our public carrier customers required significant investments in inventory and at times resulted in larger accounts receivable balances. Accounts payable also increased in response to our higher inventory levels. Both current and potential opportunities within our public carrier business required an increase in working capital investments. As such, on October 19, 2017 we entered into the Amended and Restated Credit Agreement, as discussed below, based upon our anticipated borrowing and cash needs.

Capital expenditures of $6.8 million in fiscal year 2020 were up from $5.2 million in fiscal year 2019 and from $3.5 million in fiscal year 2018. Fiscal year 2020, 2019 and 2018 capital expenditures were largely comprised of investments in information technology of $6.8 million, $4.4 million, and $2.8 million, respectively.

Cash flows generated from financing in fiscal year 2020 were primarily related to borrowings from our line of credit partially offset by cash dividends paid to shareholders. During the fourth quarter of fiscal year 2020, the Board of Directors decreased the cash dividend from $0.20 to $0.02 in order to reallocate resources to increase investment in the technology and talent to accelerate the Company’s long-term growth. Subsequent to fiscal year 2020, the Board of Directors suspended Tessco’s dividend to further strengthen its cash position as the Company continues to monitor and address the effects of the COVID-19 pandemic. Cash flows used in financing in fiscal year 2019 were primarily related to cash dividends paid to shareholders partially offset by borrowings from our line of credit. Cash flows generated from financing in fiscal year 2018 were primarily related to borrowings from our line of credit partially offset by cash dividends paid to shareholders.

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

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility, as previously established in June 2016, was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million. Capitalized terms used but not otherwise defined in this and the following three paragraphs have the meanings ascribed to each in the Amended and Restated Credit Agreement.

In addition to expanding the borrowing limit, the Amended and Restated Credit Facility extended the applicable maturity date to October 19, 2021. The Amended and Restated Credit Agreement otherwise includes representations, warranties, affirmative and negative covenants (including restrictions) and other terms generally consistent with those applicable to the facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, but with certain modifications. The Amended and Restated Credit Agreement provides for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swingline loans and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender is obligated to increase its commitment. Availability is determined in accordance with a Borrowing Base, which has been expanded to include not only Eligible Receivables but also Eligible Inventory and is generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory which is aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory which is aged at least 181 days; minus (B) Reserves. Upon closing, there was $23.4 million outstanding under the Amended and Restated Credit Agreement.

Like the secured Revolving Credit Facility as existing prior to the execution and delivery of the Amended and Restated Credit Agreement, borrowings under the secured Revolving Credit Facility as now evidenced by the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin. In any event, following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month. The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the revolving credit facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%. As of March 29, 2020, we had a $25.6 million outstanding balance on the Revolving Credit Facility; therefore, we had $49.4 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the covenants referenced above.

In connection with entering into the Amended and Restated Credit Agreement, the Company and the other Loan Parties executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which the obligations of the Loan Parties under the Guaranty and Security Agreement delivered by the Loan Parties in connection with the secured credit facility as previously existing (including the previously existing guaranty by the Loan Parties not otherwise Borrowers and the previously existing grant by the Company and the other Loan Parties of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising under the Amended and Restated Credit Facility from time to time.

At the end of fiscal year 2020, we were in compliance with the financial covenants applicable under our revolving credit facility with SunTrust Bank.

Working capital (current assets less current liabilities) decreased to $51.2 million as of March 29, 2020 as compared to $74.6 million as of March 31, 2019. Shareholders' equity was $83.7 million as of March 29, 2020, and $108.8 million as of March 31, 2019.

We believe that our existing cash, payments from customers, pending tax refunds and availability under our revolving credit facility (including any amendment or replacement thereof), or if needed, financing we believe would be available to us from other sources, will be sufficient to support our operations for at least the next twelve months. We expect to meet short-term liquidity needs through cash on our balance sheet and operating cash flow, supplemented by our revolving credit facility; and we expect to meet long-term liquidity needs through these same resources. If we were to undertake an acquisition or other major capital purchases that require funds in excess of our existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding, either to fund an acquisition or major capital purchase, or to support our cash flow needs in the event of the termination of our existing revolving credit facility before it can be replaced with an asset based facility, would be available on terms acceptable to us, if at all.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a possible downturn in the global economy, caused in part by the COVID-19 pandemic among other factors.

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 29, 2020:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1-3	Years 4-5	5 Years

Revolving credit facility (1)	$25,856,600	$25,751,400	$105,200	$—	$—
Lease Obligations	16,631,000	3,125,500	6,182,300	5,335,600	1,987,600
Other Long-Term Liabilities (2)	1,002,300	63,300	126,600	126,600	685,800
Total contractual cash obligations	$43,489,900	$28,940,200	$6,414,100	$5,462,200	$2,673,400

(1)	We are subject to a 0.25% fee on the unused portion of our revolving credit facility. This balance includes both the unused fees and current balance on our revolving credit facility.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We account for revenue in accordance with ASC No. 606, Revenue from Contracts with Customers, which we adopted on April 2, 2018, using the modified retrospective method. We recognize revenue when control of promised goods is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods.

During fiscal 2018, we complied with ASC No. 605, Revenue Recognition. We recorded revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed or determinable, and 4) collectability is reasonably assured.

In most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material price concessions provided to customers, future discounts provided by the Company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectability is reasonably assured. The Company recognizes revenues net of sales tax.

We recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  The potential for customer returns are considered a component of variable consideration under ASC No. 606 and it is therefore considered when estimating the transaction price for a sale.  We use the most likely amount method to determine the amount of expected returns.  The amount of expected returns is recognized as a refund liability, representing the obligation to return the customer’s consideration.  The return asset is measured at the former carrying amount of the inventory, less any expected costs to recover the goods.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether an obligation exists between the other parties and our customer. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction, and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal year 2020).

Allowance for Doubtful Accounts. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base. Typical payments from commercial customers are due 30 days from the date of the invoice. We write-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet as of March 29, 2020, includes indefinite lived intangible assets of $0.8 million. We perform annual impairment tests for goodwill and other indefinite lived assets on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The goodwill and intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the Company then performs a quantitative analysis. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors. The key assumptions used to determine the fair value of our goodwill reporting units include (a) a cash flow period; (b) a terminal value based on a growth rate; and (c) a discount rate, which is based on our weighted average cost of capital adjusted for risks associated with our operations.

Due to lower than expected results and a significant reduction in market capitalization, we performed a quantitative impairment test for goodwill during the third and fourth quarters of fiscal year 2020. Based on these quantitative tests, goodwill was fully impaired, and we recorded $11.7 million of non-cash goodwill impairment loss which resulted in a corresponding charge to operations during fiscal year 2020. Future events, such as significant changes in cash flow assumptions, could cause us to conclude that impairment indicators exist and that the net book value of long-lived assets or intangible assets are impaired. Had the determination been made that the indefinite lived intangible assets were impaired, the value of this asset would have been reduced by an amount up to $0.8 million, resulting in a corresponding charge to operations.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those described in Part I, Item IA “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, operations, revenues, profits, customers or suppliers;
•	our ability to sustain or grow our customer base and market share;
•	our ability to sustain and grow our supplier relationships;
•	our expectations regarding the size and growth in markets;
•	the needs and demands of our customers and the production capacity of our suppliers;
•	trends in the wireless communications industry, our competitors and competing business models;
•	the execution of our business plans and strategies;
•	our liquidity and working capital requirements and ability to access capital;
•	our ability to secure, maintain and upgrade our information technology, telecommunications and e-commerce systems;
•	our ability to anticipate and navigate existing and changes in laws or regulations, including tariffs and trade restrictions, applicable to our business;
•	our ability to enter into and perform contracts and to realize anticipated revenues or anticipated savings; and
•	our expectations regarding future revenues, expenses and profitability, and financial results generally.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. Based on March 29, 2020 borrowing levels, a 1.0% increase or decrease in current market interest rates would not have material effect on our statement of income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 29,	March 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$50,000	$30,300
Trade accounts receivable, net	82,868,400	93,966,200
Product inventory, net	69,148,000	71,845,400
Prepaid expenses and other current assets	11,707,500	5,562,800
Total current assets	163,773,900	171,404,700

Property and equipment, net	13,433,700	15,003,500
Goodwill	—	11,677,700
Intangible assets, net	11,157,400	5,893,200
Deferred tax assets	3,032,500	55,300
Lease asset - right of use	13,949,800	—
Other long-term assets	3,361,400	2,461,400
Total assets	$208,708,700	$206,495,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$75,512,600	$73,059,700
Payroll, benefits and taxes	4,258,300	5,929,500
Income and sales tax liabilities	450,800	749,000
Accrued expenses and other current liabilities	4,244,400	2,652,400
Revolving line of credit	25,563,900	14,378,100
Lease liability, current	2,579,200	—
Total current liabilities	112,609,200	96,768,700

Non-current lease liability	11,481,100	—
Other non-current liabilities	915,700	939,900
Total liabilities	125,006,000	97,708,600

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,354,368 shares issued and 8,577,549 shares outstanding as of March 29, 2020, and 14,190,027 shares issued and 8,468,529 shares outstanding as of March 31, 2019	101,400	99,800
Additional paid-in capital	65,318,500	62,666,400
Treasury stock, at cost, 5,776,819 shares as of March 29, 2020 and 5,721,498 shares as of March 31, 2019	(58,496,200)	(57,614,100)
Retained earnings	76,779,000	103,635,100
Total shareholders’ equity	83,702,700	108,787,200
Total liabilities and shareholders’ equity	$208,708,700	$206,495,800

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of (Loss) Income

	Fiscal Years Ended
	March 29, 2020	March 31, 2019	April 1, 2018

Revenues	$540,298,300	$606,813,800	$580,274,700
Cost of goods sold	448,475,300	485,455,100	460,046,300
Gross profit	91,823,000	121,358,700	120,228,400
Selling, general and administrative expenses	107,814,700	113,213,700	112,326,700
Goodwill impairment	11,677,700	—	—
Restructuring charge	488,000	—	—
(Loss) income from operations	(28,157,400)	8,145,000	7,901,700
Interest expense, net	1,116,300	853,800	429,100
(Loss) income before provision for (benefit from) income taxes	(29,273,700)	7,291,200	7,472,600
(Benefit from) provision for income taxes	(7,704,800)	1,745,400	2,277,200
Net (loss) income	$(21,568,900)	$5,545,800	$5,195,400
Basic (loss) earnings per share	$(2.53)	$0.66	$0.62
Diluted (loss) earnings per share	$(2.53)	$0.65	$0.61
Basic weighted-average common shares outstanding	8,526,965	8,436,796	8,370,742
Effect of dilutive options and other equity instruments	—	130,163	100,263
Diluted weighted-average common shares outstanding	8,526,965	8,566,959	8,471,005
Cash dividends declared per common share	$0.62	$0.80	$0.80

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 26, 2017	8,337,669	98,400	59,006,000	(57,437,600)	106,349,500	108,016,300
Proceeds from issuance of stock	44,458	400	604,000	—	—	604,400
Treasury stock purchases	(4,443)	—		(65,400)	—	(65,400)
Non-cash stock compensation expense	18,853	200	1,001,900	—	—	1,002,100
Cash dividends paid	—	—	—	—	(6,701,200)	(6,701,200)
Net income	—	—	—	—	5,195,400	5,195,400
Balance at April 1, 2018	8,396,537	99,000	60,611,900	(57,503,000)	104,843,700	108,051,600
Proceeds from issuance of stock	52,067	500	810,800	—		811,300
Treasury stock purchases	(6,332)	—	—	(111,100)		(111,100)
Non-cash stock compensation expense	26,257	300	1,243,700	—		1,244,000
Cash dividends paid	—	—	—	—	(6,754,400)	(6,754,400)
Net income	—	—	—	—	5,545,800	5,545,800
Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	72,430	700	797,300	—	—	798,000
Treasury stock purchases	(55,321)	—	—	(882,100)	—	(882,100)
Non-cash stock compensation expense	43,786	400	1,174,200	—	—	1,174,600
Exercise of stock options	48,125	500	680,600	—	—	681,100
Cash dividends paid	—	—	—	—	(5,287,200)	(5,287,200)
Net loss	—	—	—	—	(21,568,900)	(21,568,900)
Balance at March 29, 2020	8,577,549	$101,400	$65,318,500	$(58,496,200)	$76,779,000	$83,702,700

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	March 29, 2020	March 31, 2019	April 1, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,568,900)	$5,545,800	$5,195,400
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,026,100	3,618,900	3,992,600
Goodwill impairment	11,677,700	—	—
Non-cash stock-based compensation expense	1,174,600	1,244,000	1,002,100
Deferred income taxes and other	(2,977,200)	665,200	(710,500)
Change in trade accounts receivable	11,097,800	(6,103,900)	(23,158,400)
Change in product inventory	2,697,400	477,600	(8,338,700)
Change in prepaid expenses and other current assets	(6,144,700)	(1,073,700)	(625,000)
Change in other assets and other liabilities	(251,400)	938,900	(2,155,600)
Change in trade accounts payable	905,300	5,073,600	13,459,700
Change in payroll, benefits and taxes	(1,671,200)	(2,361,600)	1,519,000
Change in income and sales tax liabilities	(298,200)	(1,590,200)	974,500
Change in accrued expenses and other current liabilities	2,240,900	1,812,100	(402,200)
Net cash provided by (used in) operating activities	908,200	8,246,700	(9,247,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(288,000)	(2,855,200)	(1,646,600)
Purchases of internal use software	(6,557,700)	(2,309,500)	(1,892,800)
Net cash used in investing activities	(6,845,700)	(5,164,700)	(3,539,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	11,185,800	3,542,700	10,835,400
Proceeds from note receivable	—	—	75,000
Payments on debt	(2,300)	(27,300)	(26,700)
Proceeds from issuance of common stock	262,400	279,000	148,700
Cash dividends paid	(5,287,200)	(6,754,400)	(6,701,200)
Proceeds from exercise of stock options	680,600	—	—
Purchases of treasury stock and repurchases of stock from employees	(882,100)	(111,100)	(65,400)
Net cash provided by (used in) financing activities	5,957,200	(3,071,100)	4,265,800

Net increase (decrease in) cash and cash equivalents	19,700	10,900	(8,520,700)

CASH AND CASH EQUIVALENTS, beginning of period	30,300	19,400	8,540,100

CASH AND CASH EQUIVALENTS, end of period	$50,000	$30,300	$19,400

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal years ended March 29, 2020 and March 31, 2019 contained 52 weeks and the fiscal year ended April 1, 2018 contained 53 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends and current economic conditions. Actual collection experience has not varied significantly from estimates, due primarily to consistent credit policies, collection experience, as well as the Company’s stability as it relates to its current customer base. Typical payments from a large majority of commercial customers are due 30 days from the date of the invoice. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized. At March 29, 2020 and March 31, 2019, the Company had a reserve for the allowance for doubtful accounts of $3,288,800 and $2,137,900, respectively. The reserve as of March 29, 2020 included $1,500,000 for potential doubtful accounts predicated on the COVID-19 pandemic.

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of supplier terms surrounding price protection and product returns), and assumptions about future demand. At March 29, 2020 and March 31, 2019, the Company had a reserve for excess and obsolete inventory of $9,666,100 and $5,870,600, respectively. The reserve as of March 29, 2020 included $3,900,000 for potential inventory excess and obsolescence predicated on the COVID-19 pandemic.

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

Intangibles and Other Long-Term Assets

The Company capitalizes computer software costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and when management authorizes and commits to funding the project and it is probable that the project will be completed.  Development and acquisition costs are capitalized when the focus of the software project is either to develop new software, to increase the life of existing software or to add significantly to the functionality of existing software. Capitalization ceases when the software project is substantially complete and ready for its intended use. Depreciation is recorded using the straight-line method over the estimated useful life which ranges from one to three years.

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges of long-live assets other than goodwill, in fiscal years 2020, 2019, or 2018.

Assets to be disposed of are reported at the lower of carrying value or fair value, less estimated costs of disposal.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill amounts and indefinite lived intangible assets are not amortized, but rather are tested for impairment at least annually or whenever an impairment indicator is identified. The Company performs its annual impairment test on the first day of its fourth quarter. Intangible assets other than goodwill are recorded within other long-term assets in the Company’s Consolidated Balance Sheets. The goodwill impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment, the Company then performs a quantitative analysis whereby the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit using a discounted cash flow or income approach and market approach. Under the income approach, the Company estimates the present value of the reporting unit’s future cash flows. Key assumptions used to determine the present value of a reporting unit’s future cash flows include (a) a cash flow period; (b)

a terminal value based on a growth rate; and (c) a discount rate, which is based on the Company’s weighted average cost of capital adjusted for risks associated with our operations. Under the market approach, the Company uses prices and other relevant information generated by market transactions involving comparable companies. Pursuant to ASU No. 2017-04, which the Company elected to adopt during fiscal year 2020, goodwill impairment is recorded if the carrying value exceeds the fair value of the reporting unit, limited to the amount of goodwill at that reporting unit.

The indefinite lived intangible asset impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment, the Company then determines the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. We measure the fair value of our indefinite-lived intangible asset using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates. The estimates of discounted cash flows will likely change over time as impairment tests are performed.

Based on the Company’s qualitative and/or quantitative impairment tests performed, the Company recognized a $11.7 million impairment loss on goodwill in fiscal year 2020. The Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2019 or 2018.

The methods of assessing fair value for our reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Revenue Recognition

We account for revenue in accordance with ASC No. 606, Revenue from Contracts with Customers, which we adopted on April 2, 2018, using the modified retrospective method. We recognize revenue when control of promised goods is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods.

During fiscal 2018, we complied with ASC No. 605, Revenue Recognition. We recorded revenues when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) price to the buyer is fixed or determinable, and 4) collectability is reasonably assured.

In most cases, shipments are made using FOB shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts provided by the Company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions at the estimated transaction price. The Company recognized revenues net of sales tax.

We recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  The potential for customer returns are considered a component of variable consideration under ASC No. 606 and it is therefore considered when estimating the transaction price for a sale.  We use the most likely amount method to determine the amount of expected returns.  The amount of expected returns is recognized as a refund liability, representing the obligation to return the customer’s consideration.  The return asset is measured at the former carrying amount of the inventory, less any expected costs to recover the goods, which is included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the ASC No. 606, the Company looks at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether obligation exists between the other parties and our customer. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal year 2020).

Service revenues have represented less than 1% of total revenues for fiscal years 2020, 2019 and 2018.

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. The Company’s warranty expense is estimated and accrued at the time of sale. Warranty expense was immaterial for fiscal years 2020, 2019, and 2018.

Supplier Programs

Funds received from suppliers for price protection, product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC No. 705-20: Cost of Sales and Services - Accounting for Consideration Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income and totaled $13,869,500, $16,534,200, and $14,875,100 for fiscal years 2020, 2019, and 2018, respectively.

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

In accordance with ASC No. 740, the Company recognizes a provision for tax uncertainties in its financial statements for the year ended April 1, 2018. No provision for tax uncertainties was determined to be necessary as of March 29, 2020 and March 31, 2019. See Note 12 for further discussion of the standard and its impact on the Company’s consolidated financial statements.

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

Recently issued accounting pronouncements adopted:

Effective September 30, 2019, the Company adopted the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this standard resulted in the Company capitalizing certain implementation costs related to cloud computing arrangements that are service contracts during fiscal 2020.

Effective September 30, 2019, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)”. The ASU modifies the measurement of a goodwill impairment loss from the portion of the carrying amount of goodwill that exceeds its implied fair value to the excess of the carrying amount of a reporting unit that exceeds its fair value. This eliminates step two of the goodwill impairment test under current guidance. The Company elected to early adopt ASU No. 2017-04 for the fiscal year 2020 impairment tests performed as of December 29, 2019 and March 29, 2020.

Effective April 1, 2019, the Company adopted the FASB issued ASU No. 2016-02, Leases. This ASU requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company adopted this standard on the first day of the 2020 fiscal year, using a modified retrospective approach. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which among other things, allowed historical lease classification to be carried forward.  Additionally, the Company elected the practical expedient approach to consolidate less significant non-lease components into the lease component.  The Company made an accounting policy election, as permitted by the standard, to only record a right-of-use asset and lease liability for leases with an initial term in excess of twelve months. This standard resulted in the Company recording a right-of-use asset and lease liability for all leases, but otherwise the standard did not have a material impact on the financial statements. Prior periods were not adjusted to reflect this change.

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

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2020	2019

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	20,921,800	20,926,500
Information technology equipment	5,255,000	6,026,300
Furniture, telephone system, equipment and tooling	9,039,000	8,582,800
	39,956,600	40,276,400
Less accumulated depreciation	(26,522,900)	(25,272,900)
Property and equipment, net	$13,433,700	$15,003,500

Depreciation of property and equipment was $1,683,000, $1,507,300, and $1,796,500 for fiscal years 2020, 2019 and 2018, respectively.

Note 4. Goodwill and Other Intangible Assets

Due to lower than expected results and a significant reduction in market capitalization (due to reduced stock price), we performed a quantitative impairment test for goodwill during the third and fourth quarters of fiscal year 2020. Based on these quantitative tests, goodwill was fully impaired, and we recorded $11.7 million of non-cash goodwill impairment loss during fiscal year 2020, which was included on the goodwill impairment line on the consolidated statements of (loss) income. Based on the quantitative tests we did in the third quarter, we recorded $2.6 million of non-cash goodwill impairment loss related to the retail segment. Based on the quantitative tests we did in the fourth quarter, we recorded $9.1 million of non-cash goodwill impairment loss related to the commercial segment. There was no change in the carrying amount of goodwill for the fiscal year ended March 31, 2019.

Intangibles, net on our Consolidated Balance Sheets as of March 29, 2020 and March 31, 2019, consists of capitalized internally development computer software and an indefinite lived intangible assets. Capitalized internally developed computer software, net of accumulated amortization, as of March 29, 2020 and March 31, 2019 was $10,362,100 and $5,097,800, respectively. Certain intangibles previously classified as other long-term assets as reported for the prior periods reflected in this Annual Report on Form 10-K have been reclassified accordingly. Amortization expense of capitalized internally developed computer software was $1,954,700, $1,620,800, and $1,721,000 for fiscal years 2020, 2019, and 2018. Indefinite lived intangible assets were $795,400 as of March 29, 2020 and March 31, 2019.

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 29, 2020	March 31, 2019
Returns Reserve	$3,440,100	$1,985,700
Other Accrued Expenses	804,300	666,700
Total Accrued Expenses	$4,244,400	$2,652,400

The amount of expected returns are recognized as a refund liability within the Accrued Expenses line item of the balance sheet. This liability represents the obligation to return customer consideration. The value of the expected goods returned by customers is now recognized as a return asset within the Prepaid expense and other current assets line item of the balance sheet. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the inventory asset are recorded as cost of goods sold.

As of March 29, 2020, the return asset and return liability amounts were $2.7 million and $3.4 million, respectively. As of March 31, 2019, the return asset and return liability amounts were $1.5 million and $2.0 million, respectively.

Note 6. Borrowings Under Revolving Credit Facility

Fiscal Year 2019 Revolving Credit Facility Activity

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, for a senior asset based secured revolving credit facility of up to $35 million (the “Revolving Credit Facility”).  On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility, as previously established in June 2016, was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million. Capitalized terms used but not otherwise defined in this Note 6 have the meanings ascribed to each in the Amended and Restated Credit Agreement.

On March 31, 2019, the interest rate applicable to borrowings under the Revolving Credit Facility was 3.99%. The weighted average interest rate on borrowings under the Company’s revolving credit facilities during fiscal year 2019 was 3.71%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.

Interest expense on the Revolving Credit Facility for fiscal year 2019 totaled $836,300. Average borrowings under the Revolving Credit Facility totaled $22,360,200 and maximum borrowings totaled $33,639,500 for fiscal year 2019. In addition to the interest charged on borrowings, the Company is subject to a 0.25% fee on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of March 31, 2019, borrowings under this Revolving Credit Facility totaled $14.4 million and, therefore, the Company had $60.6 million available for borrowing as of March 31, 2019, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the applicable covenants. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.

There is a financial covenant that the Company needs to maintain at any time during which the borrowings under this Revolving Credit Facility exceed $65 million. The Company’s borrowings did not exceed $65 million during fiscal year 2019. The Company was in compliance with the terms and other covenants applicable to the revolving credit facility at the end of fiscal year 2019 and through the date that these financial statements were issued.

Fiscal Year 2020 Revolving Credit Facility Activity

On March 29, 2020, the interest rate applicable to borrowings under the Revolving Credit Facility was 3.09%. The weighted average interest rate on borrowings under the Company’s Revolving Credit Facility during fiscal year 2020 was 3.52%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.

Interest expense on the Revolving Credit Facility for fiscal year 2020 totaled $1,114,900. Average borrowings under this Revolving Credit Facility totaled $33,755,700 and maximum borrowings totaled $56,069,900 for fiscal year 2020. In addition to the interest charged on borrowings, the Company is subject to a 0.25% fee on the unused portion of the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of March 29, 2020, borrowings under this Revolving Credit Facility totaled $25.6 million and, therefore, the Company had $49.4 million available for borrowing as of March 29, 2020, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the applicable covenants. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.

There is a financial covenant that the Company needs to maintain at any time during which the borrowings under this Revolving Credit Facility exceed $65 million. The Company’s borrowings did not exceed $65 million during fiscal year 2020. The Company was in compliance with the terms and other covenants applicable to the revolving credit facility at the end of fiscal year 2020 and through the date that these financial statements were issued.

Note 7. Lease

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Our leases have remaining lease terms of 1 to 6 years, some of which include options to extend the leases for up to 5 years. Rent expense for fiscal years 2020, 2019 and 2018 totaled $3,046,000, $3,001,800, and $3,041,700, respectively.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2025. Monthly rent payments now range from $179,700 to $203,800 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2023. The Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $39,300 to $43,000 through the remaining lease term.

Additional sales and marketing offices are located in additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement expiring on October 31, 2021.  Monthly rent payments range from $18,600 to $19,100 through the remaining lease term.

Quantitative information regarding the Company’s leases is as follows:

As of March 29, 2020
Maturities of lease liabilities by fiscal year are as follow:
2021	$3,125,500
2022	3,164,000
2023	3,018,300
2024	2,725,700
2025	2,609,900
Thereafter	1,987,600
Total	16,631,000
Less: present value discount	(2,570,700)
Present value of lease liabilities	$14,060,300

Weighted-average discount rate:	3.8%
Weighted-average remaining lease term	5.4 years

Note 8. Commitments and Contingencies

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

Note 9. Operating Segments

The Company evaluates its business within two segments: commercial and retail. The commercial segment consists of the following customer markets: (1) public carriers, that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets.

The retail segment consists of the market which includes retailers, independent dealer agents and carriers.

The Company evaluates revenue, gross profit and net profit contribution, and income before provision for income taxes in the aggregate for both the commercial and retail segments. Net profit contribution is defined as gross profit less any expenses that can be directly attributed.  This includes sales, product management, purchasing, credit and collections and distribution team expenses, plus freight out and internal and external marketing costs.  Corporate support expenses include administrative costs – finance, human resources, information technology, operating facility occupancy expenses, depreciation, amortization and interest, plus the Company-wide pay on performance bonus expense.

Certain cost of sales and other applicable expenses have been allocated to each market based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the fiscal years ended 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended
	March 29, 2020
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$156,396	$—	$156,396
Value-added resellers and Integrators	252,619	—	252,619
Retail	—	131,283	131,283
Total revenues	$409,015	$131,283	$540,298

Gross Profit
Public Carrier	$18,699	$—	$18,699
Value-added resellers and Integrators	60,943	—	60,943
Retail	—	12,181	12,181
Total gross profit	$79,642	$12,181	$91,823

Directly allocable expenses	32,773	12,035	44,808
Segment net profit contribution	$46,869	$146	47,015
Corporate support expenses			76,289
Loss before provision for income taxes			$(29,274)

	Year Ended
	March 31, 2019
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$156,983	$—	$156,983
Value-added resellers and Integrators	262,062	—	262,062
Retail	—	187,769	187,769
Total revenues	$419,045	$187,769	$606,814

Gross Profit
Public Carrier	$20,275	$—	$20,275
Value-added resellers and Integrators	64,130	—	64,130
Retail	—	36,954	36,954
Total gross profit	$84,405	$36,954	$121,359

Directly allocable expenses	33,475	16,152	49,627
Segment net profit contribution	$50,930	$20,802	71,732
Corporate support expenses			64,441
Income before provision for income taxes			$7,291

	Year Ended
	April 1, 2018
	Commercial	Retail
	Segment	Segment	Total
Revenues
Public Carrier	$115,061	$—	$115,061
Value-added resellers and Integrators	270,615	—	270,615
Retail	—	194,599	194,599
Total revenues	$385,676	$194,599	$580,275

Gross Profit
Public Carrier	$16,707	$—	$16,707
Value-added resellers and Integrators	64,620	—	64,620
Retail	—	38,901	38,901
Total gross profit	$81,327	$38,901	$120,228

Directly allocable expenses	32,592	15,535	48,127
Segment net profit contribution	$48,735	$23,366	72,101
Corporate support expenses			64,628
Income before provision for income taxes			$7,473

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

Supplemental revenue and gross profit information by product category for the fiscal years 2020, 2019 and 2018 are as follows (in thousands):

	March 29, 2020	March 31, 2019	April 1, 2018

Revenues
Base station infrastructure	$286,642	$292,787	$248,949
Network systems	87,553	86,555	98,642
Installation, test and maintenance	28,064	32,595	33,200
Mobile device accessories	138,039	194,877	199,484
Total revenues	$540,298	$606,814	$580,275

Gross Profit
Base station infrastructure	59,033	61,458	58,015
Network systems	13,742	13,604	14,649
Installation, test and maintenance	5,092	6,433	6,266
Mobile device accessories	13,956	39,864	41,298
Total gross profit	$91,823	$121,359	$120,228

Note 10. Restructuring Charge

In the first quarter of fiscal year 2020, in an effort to streamline the organization, the Company took actions to restructure its operations thereby reducing costs, resulting in a $0.5 million pre-tax charge, which is included in our Consolidated Statements of Income for fiscal year 2020. The restructuring charge primarily consisted of severance-related expenses associated with a reduction in headcount.

Note 11. Stock Buyback

The Company withholds shares of common stock from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2020, 2019, and 2018 the total value of shares withheld for taxes was $201,000, $111,100, and $65,400, respectively.

Note 12. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes provided in the consolidated statements of income is as follows:

	2020	2019	2018

Statutory federal rate	21.0%	21.0%	31.3%
State taxes, net of federal benefit	2.0	3.5	4.0
Non-deductible expenses	(0.5)	2.1	4.4
Change in uncertain tax positions	—	(4.6)	—
Change in valuation allowance	(6.5)	1.9	—
Change in deferred tax related to key man life insurance	—	—	(7.3)
Rate change for loss carrybacks	9.9	—	—
Other	0.4	—	(1.9)
Effective rate	26.3%	23.9%	30.5%

The provision for income taxes was comprised of the following:

	2020	2019	2018

Federal: Current	$(4,308,900)	$1,037,600	$3,073,400
Deferred	(2,596,500)	576,200	(1,081,600)
State: Current	(418,700)	52,600	433,400
Deferred	(380,700)	79,000	(148,000)
Provision for income taxes	$(7,704,800)	$1,745,400	$2,277,200

Total net deferred tax assets (liabilities) as of March 29, 2020 and March 31, 2019, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets, are as follows:

	2020	2019
Deferred tax assets :
Deferred compensation	$264,300	$267,300
Accrued vacation	469,100	312,300
Deferred rent	3,258,600	34,500
Allowance for doubtful accounts	1,130,900	488,000
Inventory reserves	2,794,200	1,406,100
Sales tax reserves	122,900	192,900
Sales return assets	1,200,400	478,600
Other liabilities	—	205,700
Net operating loss	275,400	141,600
Business interest limitation carryforward	259,300	—
Other assets	1,013,600	652,800
	10,788,700	4,179,800
Valuation allowance	(2,047,300)	(141,600)
Total deferred tax assets	8,741,400	4,038,200

Deferred tax liabilities :
Depreciation and amortization	(419,200)	(3,094,000)
Sales return liabilities	(950,600)	(365,200)
Lease right of use	(3,232,900)	—
Prepaid expenses	(1,106,200)	(523,700)
Total deferred tax liabilities	(5,708,900)	(3,982,900)
Net Deferred Tax Assets	$3,032,500	$55,300

The valuation allowance recorded by the Company as of March 29, 2020 resulted from the uncertainties of the future realization of federal and state deferred tax assets.  The valuation allowance recorded by the Company as of March 31, 2019 resulted from the uncertainties of the future realization of state deferred tax assets mainly resulting from state net operating loss carryovers. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be realized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

As of March 29, 2020, the Company had state net operating loss carryforwards of $38,066,068 which will generally begin to expire in fiscal year 2030 through fiscal year 2040.  Certain state net operating loss carryovers do not expire.

As of March 29, 2020 and March 31, 2019, the Company had no unrecognized tax benefits.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2020 and 2019 was a benefit of $0 and $250,500 (net of federal detriment), respectively. The cumulative amount included in the consolidated balance sheet as of March 29, 2020 and March 31, 2019 was $0. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2018 was a benefit of $38,100 (net of federal expense) and the cumulative amount included as a liability in the consolidated balance sheet as of April 1, 2018 was $250,500 (net of federal benefit).

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, exclusive of interest, is as follows:

	2020	2019	2018
Beginning balance of unrecognized tax benefit	$—	$112,700	$204,500
Increases related to current period tax positions	—	3,500	—
Reductions as a result of a lapse in the applicable statute of limitations	—	(116,200)	(91,800)
Ending balance of unrecognized tax benefits	$—	$—	$112,700

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which we refer to herein as the 2017 Tax Act. While the changes from the Tax Act were generally effective for tax years beginning after December 31, 2017, ASC No. 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment.   Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts in earnings for the year ended April 1, 2018.  The Company was required to complete its tax accounting for the 2017 Tax Act when it had obtained, prepared and analyzed the information to complete the income tax accounting but no later than December 22, 2018.   Accordingly, during fiscal year 2019, the Company completed its accounting for the tax effects of the enactment of the 2017 Tax Act based on the Company’s interpretation on the new tax regulations and related guidance issued by the U.S. Department of the Treasury and the IRS.  The Company did not record a material adjustment to the provided provisional amount of $0.2 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible business interest expense, allowing companies to carryback certain net operating losses to the preceding five years, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. Under the CARES Act, the Company is able to recognize the benefit of $4,800,000 by carrying back the current loss to prior periods.

The Company files income tax returns in U.S. federal, state and local jurisdictions. Certain income tax returns for fiscal years 2016 through 2019 remain open to examination by U.S. federal, state and local tax authorities. All state net operating losses generated to date are subject to adjustment for state income tax purposes. Currently, our New York income tax return for tax year 2016 is under examination. The potential outcome of the current examination could result in a change to unrecognized tax benefits within the next twelve months. However, we cannot reasonably estimate possible adjustments at this time.

Note 13. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $937,500, $957,100, and $928,100 during fiscal years 2020, 2019, and 2018, respectively. As of March 29, 2020, plan assets included 180,000 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., the Company’s Chairman of the Board. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $2,523,500 and $915,700, respectively, as of March 29, 2020 and $2,326,800 and $853,400, respectively, as of March 31, 2019, are included in other long-term assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted earnings per common share:

	Amounts in thousands, except per share amounts
Amounts in thousands, except per share amounts	2020	2019	2018
Earnings per share – Basic:
Net earnings	$(21,569)	$5,546	$5,195

Weighted average common shares outstanding – Basic	8,527	8,437	8,371

Earnings per common share – Basic	$(2.53)	$0.66	$0.62

Earnings per share – Diluted:
Net earnings	$(21,569)	$5,546	$5,195

Weighted average common shares outstanding – Basic	8,527	8,437	8,371
Effect of dilutive options	—	130	100
Weighted average common shares outstanding – Diluted	8,527	8,567	8,471

Earnings per common share – Diluted	$(2.53)	$0.65	$0.61

Anti-dilutive equity awards not included above	852	94	40

At March 29, 2020, March 31, 2019, and April 1, 2018 stock options with respect to 862,000, 591,500 and 540,000 shares of common stock were outstanding, respectively. The anti-dilutive stock options outstanding at March 29, 2020, March 31, 2019, and April 1, 2018 total 852,000, 94,000 and 40,000, respectively.  There were no anti-dilutive Performance Stock Units or Restricted Stock Units outstanding as of March 29, 2020, March 31, 2019, and April 1, 2018.

Note 15. Stock‑Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018 includes $1,174,600, $1,244,000, and $1,002,100, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018 includes $308,900, $297,300, and $305,400, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

As of March 29, 2020, 685,927 shares were available for issue in respect of future awards under the 2019 Plan. Subsequent to the Company’s 2020 fiscal year end, on April 30, 2020 and May 15, 2020, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted stock options to select key employees to purchase an aggregate of 225,000 shares of the Company’s common stock. Also on May 15, 2020, based on fiscal year

2020 results, all 33,116 shares related to PSUs issued for the fiscal 2020 performance year were canceled, and as a result, these shares were made available for future grants under the 2019 Plan. In addition, RSU awards for 21,000 shares and restricted stock awards for 65,821 shares were made on May 15, 2020, entitling the recipients to receive up to 86,821 shares of common stock in the aggregate, depending upon vesting.  Accordingly, as of May 15, 2020, an aggregate of 407,222 shares were available for future awards under the 2019 Plan.

Performance Stock Units: Under a program established by the Board of Directors, PSUs have been granted under the Plans to selected employees. Each PSU entitles the participant to earn TESSCO common stock, but only after earnings per share and, for non-director employee participants, individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Earnings per share targets, which take into account the earnings impact of this program, are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC No. 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on TESSCO common stock before the PSU vests, management’s projections of future EPS performance over the performance period, and the resulting amount of estimated share issuances. As discussed in Note 2 above, the Company accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock-based compensation related to the restricted awards may be different from the Company’s expectations.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2020, 2019 and 2018:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	98,306	$14.55	67,000	$12.65	170,100	$11.17
PSUs Granted	51,616	15.93	71,000	15.58	86,000	12.67
PSUs Vested	(29,036)	14.09	(14,257)	12.66	(7,600)	19.58
PSUs Forfeited/Cancelled	(52,532)	9.82	(25,437)	13.46	(181,500)	10.99
Unvested shares available for issue under outstanding PSUs, end of period	68,355	$19.42	98,306	$14.55	67,000	$12.65

As of March 29, 2020, there was $0.3 million unrecognized compensation cost, related to PSUs earned. Total fair value of shares vested during fiscal years 2020, 2019 and 2018 was $780,400, $460,800 and $277,600, respectively.

The PSUs canceled during fiscal year 2020 primarily related to the fiscal year 2019 grant of PSUs which had a one-year measurement period (fiscal 2019) and employee departures. The PSUs were canceled because the minimum applicable fiscal 2019 performance targets were not fully satisfied. Per the provisions of the 2019 Plan, the shares related to these forfeited and canceled PSUs were added back to the 2019 Plan and became available for future issuance under the 2019 Plan.

Of the PSUs outstanding at the end of fiscal year 2020 covering 68,355 non-vested shares, PSUs covering 33,116 shares were subsequently canceled in May 2020, based on fiscal year 2020 performance. These PSUs were canceled because fiscal year 2020 earnings per share did not reach the target performance set forth in the PSU award agreements. The remaining 35,239 shares covered by PSUs outstanding at the end of fiscal year 2020 were earned based on fiscal year

2019 and 2018 performance, but were not yet vested as of March 29, 2020. Assuming the respective participants remain employed by, or affiliated with the Company, these shares will vest on or about May 1 of 2020, 2021, and 2022 as follows:

Number of Shares
2020	19,191
2021	10,739
2022	5,309
35,239

Restricted Stock/Restricted Stock Units: On May 10, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 18,000 RSU awards to non-employee directors of the Company and to the then Executive Chairman.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2018, 2019, 2020 and 2021, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 29, 2020, there was less than $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately one year.

On August 8, 2017, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of up to 56,000 RSUs to several senior executives. The number of shares earned by a recipient will be determined by multiplying the number of RSUs covered by the award by a fraction, the numerator of which is the cumulative amount of dividends (regular, ordinary and special) declared and paid, per share, on the common stock, over an earnings period of up to four years, and the denominator of which is $3.20. Subject to earlier issuance upon the occurrence of certain events (as described in the applicable award agreement), any earned shares are issued and distributed to the recipient upon the fourth anniversary of the award date. As of March 29, 2020, 15,000 of these 56,000 RSUs have been canceled due to employee departures, leaving 41,000 of these RSUs outstanding. An additional 2,000 RSU’s with similar terms (but with a shorter earnings period) were awarded in fiscal 2019, and in connection with his hiring as our new President and Chief Executive Officer, the Company issued an additional RSU grant to Mr. Mukerjee under the 2019 Plan for 19,000 shares and with similar terms (a four-year earning period and a denominator of $3.20). As a result, an aggregate of 62,000 dividend-based RSUs currently remain outstanding. As of March 29, 2020, there was less than $0.1 million of total unrecognized compensation cost related to all outstanding RSUs noted above, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately one year.

On May 10, 2018 and June 6, 2018, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU awards to non-employee directors of the Company and to the then Executive Chairman.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2019, 2020, 2021 and 2022, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 29, 2020, there was approximately $0.2 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately two years.

On May 10, 2019, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU, ratably to the six non-employee directors, including the Chairman of the Board of the Company.  These RSU awards provide for the issuance of shares of the Company’s common stock in four equal installments beginning on May 10, 2020 and continuing on the same date in 2021, 2022 and 2023, provided that the director remains associated with the Company on each such date (or meets other criteria as prescribed in the applicable award agreement). As of March 29, 2020, there was approximately $0.3 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years.

Subsequent to the Company’s 2020 fiscal year end, on May 15, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU awards to non-employee directors of the

Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of May 1 of 2021, 2022, 2023 and 2024, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

In addition, and also on May 15, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 65,821 shares of  restricted stock to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2021.  The amount of shares issued was the cash equivalent of the required retainers on the approval  date.  These awards provide for the issuance of shares of the Company’s common stock subject to a risk of forfeiture  that will lapse in whole or in part on July 1, 2021, generally depending on the length of continued service of the recipient on the Board for fiscal 2021. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2021 and only in respect of those shares for which the risk of forfeiture has then lapsed.

PSUs, RSUs and restricted stock awards are expensed based on the grant date fair value, calculated as the closing price of TESSCO common stock as reported by Nasdaq on the date of grant minus, in the case of PSUs and RSUs, the present value of dividends expected to be paid on the common stock before the award vests, because dividends or dividend-equivalent amounts do not accrue and are not paid on unvested PSUs and RSUs.

The Company accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock-based compensation related to the restricted awards may be different from the Company’s expectations.

Stock Options:  The grant date value of the Company’s stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years. During fiscal 2020, stock options for 86,375 shares were forfeited due to employee departures. The weighted-average remaining contractual term of options exercisable as of March 29, 2020 was 2.5 years.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided the option remains outstanding. The following tables summarize the pertinent information for outstanding options.

	2020		2019
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant
Unvested options, beginning of period	281,292	$2.39	392,500	2.21
Options Granted	405,000	2.53	66,500	3.38
Options Forfeited/Cancelled	(81,376)	3.23	(15,000)	4.26
Options Vested	(139,542)	2.32	(162,708)	2.20
Unvested options, end of period	465,374	2.38	281,292	2.39

			March 29, 2020
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2020	405,000	$13.54	368,000	-
2019	66,500	$16.31	44,000	19,125
2018	230,000	$15.12	110,000	76,044
2017	410,000	$12.57	300,000	261,457
2016	100,000	$22.42	40,000	40,000
Total			862,000	396,626

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2020	35.88%	2.00%	5.82%	4.0	$2.53
2019	35.59%	3.11%	4.99%	4.0	$3.38
2018	32.63%	1.96%	5.34%	4.0	$2.57

As of March 29, 2020, there was approximately $0.9 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years. Total value of options exercised during fiscal 2020 was $681,100. 48,125 shares were exercised, and the weighted average exercise price of these shares was $14.15. No options were exercised during fiscal 2019 or 2018.

Subsequent to the Company’s 2020 fiscal year end, on April 30, 2020 and May 15, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 160,000 stock options to select key employees.  The grant date value of these stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years.

Subsequent to the Company’s 2020 fiscal year end, on May 15, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 65,000 performance-based stock options to select key employees. The grant date value of these stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. If certain performance-based milestones are met and the employee remains employed by the Company, the stock options vest 25% after one year and then 1/36 per month for the following three years.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018 were $78,400, $82,600, and $49,700, respectively. During the fiscal years ended March 29, 2020, March 31, 2019, and April 1, 2018, 34,829, 19,183, and 13,423 shares were sold to employees under this plan, having a weighted average market value of $7.51, $14.54, and $11.08, respectively.

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

As of March 29, 2020 and March 31, 2019, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, our term loan, life insurance policies and other current liabilities approximate their fair values as of March 29, 2020 and March 31, 2019 due to their short-term nature.

Note 17. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2020, 2019, and 2018 totaled $1,515,300, $1,835,400, and $2,440,000, respectively. Cash paid for interest during fiscal years 2020, 2019, and 2018 totaled $1,106,300, $809,000, and $406,200, respectively. Interest capitalized during fiscal year 2020 was $87,700. No interest was capitalized during fiscal years 2019 and 2018.

Note 18. Concentration of Risk

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2020, 2019, and 2018, sales of products purchased from the Company's top ten suppliers accounted for 50%, 48%, and 43% of total revenues, respectively. Products purchased from the Company’s largest commercial supplier accounted for approximately 23%, 16%, and 11% of total revenues in fiscal years 2020, 2019, and 2018, respectively. Products purchased from the Company’s largest retail supplier accounted for approximately 7%, 8%, and 10% of total revenues in fiscal years 2020, 2019, and 2018, respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including the suppliers referenced above, or of other suppliers whose products may be difficult to source on comparable terms elsewhere, would have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or supplier relationships. For fiscal years 2020, 2019, and 2018, sales of products to the Company's top ten customer relationships accounted for 31%, 32%, and 28% of total revenues, respectively. There was one customer that accounted for 11% of total revenues in fiscal year 2020. No customer accounted for more than 10% of total revenues in fiscal year 2019 and 2018.

Note 19. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 29, 2020 and March 31, 2019 is presented in the table below.

	Fiscal Year 2020 Quarters Ended				Fiscal Year 2019 Quarters Ended
	March 29,	December 29,	September 29,	June 30,	March 31,	December 30,	September 30,	July 1,
	2020	2019	2019	2019	2019	2018	2018	2018
Revenues	$128,179,900	$139,578,200	$141,810,900	$130,729,300	$144,963,800	$152,294,500	$158,636,100	$150,919,400
Cost of goods sold	111,014,000	116,503,900	115,491,600	105,465,800	116,696,600	121,295,800	127,241,400	120,221,300
Gross profit	17,165,900	23,074,300	26,319,300	25,263,500	28,267,200	30,998,700	31,394,700	30,698,100
Selling, general and administrative expenses	27,493,900	26,479,100	25,745,200	28,096,500	27,280,300	27,494,800	29,477,300	28,961,300
Goodwill impairment	9,108,600	2,569,100	—	—	—	—	—	—
Restructuring charges	—	—	—	488,000	—	—	—	—
Operating expenses	36,602,500	29,048,200	25,745,200	28,584,500	27,280,300	27,494,800	29,477,300	28,961,300
(Loss) income from operations	(19,436,600)	(5,973,900)	574,100	(3,321,000)	986,900	3,503,900	1,917,400	1,736,800
Interest, net	204,600	367,900	335,100	208,700	186,700	247,900	244,800	174,400
(Loss) income before (benefit from) provision for income taxes	(19,641,200)	(6,341,800)	239,000	(3,529,700)	800,200	3,256,000	1,672,600	1,562,400
(Benefit from ) provision for income taxes	(5,564,500)	(1,320,400)	217,000	(1,036,900)	308,200	551,400	481,800	404,000
Net (loss) income	$(14,076,700)	$(5,021,400)	$22,000	$(2,492,800)	$492,000	$2,704,600	$1,190,800	$1,158,400
Diluted (loss) earnings per share	$(1.65)	$(0.59)	$—	$(0.29)	$0.06	$0.32	$0.14	$0.13
Cash dividends declared per common share	$0.02	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries (the Company) as of March 29, 2020 and March 31, 2019, the related consolidated statements of (loss) income, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 29, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2020 and March 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2020, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 5, 2020 expressed an unqualified opinion thereon.

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

June 5, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 29, 2020.

The effectiveness of our internal control over financial reporting as of March 29, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, TESSCO Technologies Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 29, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 29, 2020 and March 31, 2019, the related consolidated statements of (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended March 29, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated June 5, 2020 expressed an unqualified opinion thereon.

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

June 5, 2020

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

Consolidated Balance Sheets as of March 29, 2020 and March 31, 2019

Consolidated Statements of Income for the fiscal years ended March 29, 2020, March 31, 2019 and April 1, 2018

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 29, 2020, March 31, 2019 and April 1, 2018

Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2020, March 31, 2019 and April 1, 2018

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

4.1.1*	Description of Capital Stock.
10.1.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.2.1

TESSCO Technologies Incorporated Third Amended and Restated 1994 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2016).

10.2.2

Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Officers and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).

10.2.3

Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).

10.2.4

Form of Restricted Stock Award under the TESSCO Technologies Incorporated Third Amended and Restated 1994 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2011).

10.2.5	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2013).
10.2.6

Form of Performance Stock Unit Agreement – Officers and Employees (incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2016).

10.2.7

Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2017).

10.2.8	Form of Stock Option (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended July 1, 2018).
10.3.1

TESSCO Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019.

10.3.2*	Form of Stock Option (Performance) under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan.
10.3.3*	Form of Restricted Stock Award under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan.
10.3.4*	Form of Stock Option under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan.
10.3.5*	Form of Restricted Stock Unit Award under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan.
10.3.6*	Form of Performance Share Unit Agreement – Officers and Employees, under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan.
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

10.4.3

Sixth Amendment to Agreement of Lease by and between ATAPCO Padonia, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on August 2, 2019).

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

10.6.2

Supplemental Executive Retirement Plan, dated as of March 31, 1994, between the Company and Robert B. Barnhill, Jr., (originally filed as Exhibit C to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)) (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).

10.6.3

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

10.7.4*	Form of Severance and Restrictive Covenant Agreement, entered into between the Company and Joseph Cawley.
10.8.1

Employment Agreement, dated as of August 29, 2016, by and between the Company and Murray Wright (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2016).

10.8.2	Form of Stock Option to Murray Wright (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2016).
10.8.3

Letter Agreement dated August 14, 2019, by and between the Company and Murray Wright (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2019).

10.9.1

Employment Agreement, dated as of August 19, 2019, by and between the Company and Sandip Mukerjee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2019).

10.9.2

Form of Stock Option to Sandip Mukerjee on November 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2019).

21.1.1*	Subsidiaries of the Company.
23.1.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1.1*	Rule 15d-14(a) Certification of Sandip Mukerjee, Chief Executive Officer.
31.2.1*	Rule 15d-14(a) Certification of Aric Spitulnik, Chief Financial Officer.
32.1.1*	Section 1350 Certification of Sandip Mukerjee, Chief Executive Officer.
32.2.1*	Section 1350 Certification of Aric Spitulnik, Chief Financial Officer.
101.1*

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 29, 2020 formatted in XBRL: (i) Consolidated Statement of Income for the years ended March 29, 2020,  March 31, 2019 and April 1, 2018; (ii) Consolidated Balance Sheet at March 29, 2020 and March 31, 2019; (iii)  Consolidated Statement of Cash Flows for the years March 29, 2020 and March 31, 2019; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2020	2019	2018
Allowance for doubtful accounts:
Balance, beginning of period	$2,137,900	$1,094,900	$782,200
Provision for bad debts	2,100,400	1,721,200	797,100
Write-offs and other adjustments	(949,500)	(678,200)	(484,400)
Balance, end of period	$3,288,800	$2,137,900	$1,094,900

	2020	2019	2018
Inventory Reserve:
Balance, beginning of period	$5,870,600	$5,739,700	$6,360,600
Inventory reserve expense	11,801,500	4,863,100	4,361,400
Write-offs and other adjustments	(8,006,000)	(4,732,200)	(4,982,300)
Balance, end of period	$9,666,100	$5,870,600	$5,739,700

	2020	2019	2018
Allowance for deferred tax asset:
Balance, beginning of period	$141,600	$—	$—
Income tax expense	1,905,700	141,600	—
Write-offs and other adjustments	—	—	—
Balance, end of period	$2,047,300	$141,600	$—

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Sandip Mukerjee
Sandip Mukerjee, President and Chief Executive Officer
June 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandip Mukerjee	President and Chief Executive Officer (principal executive officer)	June 5, 2020
Sandip Mukerjee

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 5, 2020
Aric Spitulnik

/s/ Robert B. Barnhill, Jr.	Chairman of the Board	June 5, 2020
Robert B. Barnhill, Jr.

/s/ Jay G. Baitler	Director	June 5, 2020
Jay G. Baitler

/s/ John D. Beletic	Director	June 5, 2020
John D. Beletic

/s/ Paul J. Gaffney	Director	June 5, 2020
Paul J. Gaffney

/s/ Benn R. Konsynski	Director	June 5, 2020
Benn R. Konsynski

/s/ Dennis J. Shaughnessy	Director	June 5, 2020
Dennis J. Shaughnessy

/s/ Morton F. Zifferer	Director	June 5, 2020
Morton F. Zifferer