Form 10-Q
period 2020-06-28
TESSCO TECHNOLOGIES INC
filed 2020-08-06
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 31, 2020, was 8,712,771.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 28,	March 29,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$900	$50,000
Trade accounts receivable, net	73,854,000	82,868,400
Product inventory, net	69,664,400	69,148,000
Prepaid expenses and other current assets	14,384,900	11,707,500
Total current assets	157,904,200	163,773,900

Property and equipment, net	13,252,300	13,433,700
Intangible assets, net	13,969,600	11,157,400
Deferred tax assets	2,274,400	3,032,500
Lease asset - right of use	13,282,600	13,949,800
Other long-term assets	4,271,600	3,361,400
Total assets	$204,954,700	$208,708,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$75,431,400	$75,512,600
Payroll, benefits and taxes	5,832,900	4,258,300
Income and sales tax liabilities	446,900	450,800
Accrued expenses and other current liabilities	4,107,900	4,244,400
Revolving line of credit	25,346,700	25,563,900
Lease liability, current	2,600,200	2,579,200
Total current liabilities	113,766,000	112,609,200

Non-current lease liability	10,831,700	11,481,100
Other non-current liabilities	899,900	915,700
Total liabilities	125,497,600	125,006,000

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 14,426,729 shares issued and 8,637,129 shares outstanding as of June 28, 2020, and 14,354,368 shares issued and 8,577,549 shares outstanding as of March 29, 2020	102,200	101,400
Additional paid-in capital	65,762,300	65,318,500
Treasury stock, at cost, 5,789,600 shares as of June 28, 2020 and 5,776,819 shares as of March 29, 2020	(58,555,000)	(58,496,200)
Retained earnings	72,147,600	76,779,000
Total shareholders’ equity	79,457,100	83,702,700
Total liabilities and shareholders’ equity	$204,954,700	$208,708,700

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Loss

	Three Months Ended
	June 28, 2020	June 30, 2019

Revenues	$119,813,500	$130,729,300
Cost of goods sold	100,987,800	105,465,800
Gross profit	18,825,700	25,263,500
Selling, general and administrative expenses	23,734,400	28,096,500
Restructuring charge	—	488,000
Loss from operations	(4,908,700)	(3,321,000)
Interest expense, net	110,700	208,700
Loss before benefit from income taxes	(5,019,400)	(3,529,700)
Benefit from income taxes	(388,000)	(1,036,900)
Net loss	$(4,631,400)	$(2,492,800)
Basic loss per share	$(0.54)	$(0.29)
Diluted loss per share	$(0.54)	$(0.29)
Basic weighted-average common shares outstanding	8,617,803	8,494,168
Effect of dilutive options and other equity instruments	—	—
Diluted weighted-average common shares outstanding	8,617,803	8,494,168
Cash dividends declared per common share	$—	$0.20

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Proceeds from issuance of stock	23,676	200	132,500	—	—	132,700
Treasury stock purchases	(12,781)	—	—	(58,800)	—	(58,800)
Non-cash stock compensation expense	48,685	600	311,300	—	—	311,900
Cash dividends paid	—	—	—	—	—	—
Net loss	—	—	—	—	(4,631,400)	(4,631,400)
Balance at June 28, 2020	8,637,129	$102,200	$65,762,300	$(58,555,000)	$72,147,600	$79,457,100

Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	9,250	100	143,100	—	—	143,200
Treasury stock purchases	(10,488)	—	—	(189,100)	—	(189,100)
Non-cash stock compensation expense	41,256	400	338,500	—	—	338,900
Cash dividends paid	—	—	—	—	(1,702,600)	(1,702,600)
Net loss	—	—	—	—	(2,492,800)	(2,492,800)
Balance at June 30, 2019	8,508,547	$100,300	$63,148,000	$(57,803,200)	$99,439,700	$104,884,800

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 28, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,631,400)	$(2,492,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,228,000	960,800
Non-cash stock-based compensation expense	311,900	338,900
Deferred income taxes and other	758,100	1,087,100
Change in trade accounts receivable	9,014,400	12,711,800
Change in product inventory	(516,400)	(29,562,300)
Change in prepaid expenses and other current assets	(2,677,400)	(1,992,800)
Change in other assets and other liabilities	(949,400)	—
Change in trade accounts payable	(704,000)	17,709,600
Change in payroll, benefits and taxes	1,574,600	(543,200)
Change in income and sales tax liabilities	(3,900)	(497,400)
Change in accrued expenses and other current liabilities	34,600	294,400
Net cash provided by (used in) operating activities	3,439,100	(1,985,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(238,900)	(449,300)
Purchases of internal use software	(2,973,700)	(1,421,000)
Net cash used in investing activities	(3,212,600)	(1,870,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings from revolving line of credit	(217,200)	5,737,100
Cash dividends paid	—	(1,702,600)
Purchases of treasury stock and repurchases of stock from employees	(58,800)	(189,100)
Other financing activities	400	(2,300)
Net cash (used in) provided by financing activities	(275,600)	3,843,100

Net decrease in cash and cash equivalents	(49,100)	(13,100)

CASH AND CASH EQUIVALENTS, beginning of period	50,000	30,300

CASH AND CASH EQUIVALENTS, end of period	$900	$17,200

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

In management’s opinion, the accompanying interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim Consolidated Financial Statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2020, filed with SEC on June 5, 2020.

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

Note 3. Intangible Assets

Intangibles, net on our Consolidated Balance Sheet as of June 28, 2020, consists of capitalized internally development computer software and an indefinite lived intangible assets. Capitalized internally developed computer software, net of accumulated amortization, was $13,174,200 as of June 28, 2020. Amortization

expense of capitalized internally developed computer software was $648,500 as of June 28, 2020. Indefinite lived intangible assets were $795,400 as of June 28, 2020.

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter ended June 28, 2020 includes $311,900 of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter ended June 30, 2019 includes $338,900 of non-cash stock-based compensation expense. Non-cash stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs), Restricted Stock, and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the Plans, for the first three months of fiscal 2021:

	Three Months	Weighted
	Ended	Average Fair
	June 28,	Value at Grant
	2020	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	68,355	$15.00
PSUs Vested	(19,191)	14.17
PSUs Forfeited/Cancelled	(33,116)	15.69
Unvested shares available for issue under outstanding PSUs, end of period	16,048	$14.57

The PSUs cancelled during the first quarter of fiscal 2021 primarily related to the fiscal 2020 grant of PSUs, which had a one-year measurement period (fiscal 2020). The PSUs were cancelled because the applicable fiscal 2020 performance targets were not attained. Per the provisions of the 2019 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 2019 Plan and became available for future issuance under the 2019 Plan.

If all unvested PSUs earned thus far are assumed to vest in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs would be less than $0.1 million as of June 28, 2020, and would be expensed through fiscal 2022.

Restricted Stock Units: On May 15, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSUs under the 2019 Plan to non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule that generally provides for the vesting of 25% of the award on or about each of May 15 of 2021, 2022, 2023 and 2024, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the applicable agreement) on each such date.

Restricted Stock: On May 15, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 65,821 shares of the Company’s common stock as restricted stock under the 2019 Plan to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2021. The value of the restricted shares at the time of issue to each director was determined by the Compensation Committee to approximate the cash amount of the 2021 fiscal year board retainer per director. These shares of restricted stock were issued subject to a risk of forfeiture that will lapse in whole or in part on July 1, 2021, generally depending on the length of continued service of the recipient on the Board for fiscal 2021. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2021 and only in respect of those shares for which the risk of forfeiture has then lapsed.

As of June 28, 2020, there was approximately $0.7 million of total unrecognized compensation cost related to all outstanding RSUs, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

Stock Options: On April 30, 2020 and May 15, 2020, stock options for an aggregate of 160,000 shares of common stock were granted under the 2019 Plan. These stock options have exercise prices equal to the market price of the Company’s common stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years, subject, however, to acceleration or termination upon the occurrence of certain events, as described in the applicable award agreement. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

In addition, on May 15, 2020, performance-based stock options for an aggregate of 65,000 shares of common stock were granted under the 2019 Plan to certain officers of the Company. These stock options also have exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof also provide for 25% vesting after one year and then 1/36 per month over the following three years, but these stock options also impose two shorter term performance-based milestones, with the satisfaction of each milestone an additional condition to vesting of one-half of the options. The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Three Months	Weighted
	Ended	Average Fair
	June 28,	Value at Grant
	2020	Date (per unit)
Unvested options, beginning of period	465,374	$2.38
Options Granted	225,000	2.00
Options Forfeited/Cancelled	(26,042)	1.85
Options Vested	(44,500)	3.28
Unvested options, end of period	619,833	2.20

			June 28, 2020
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2021	225,000	$4.52	225,000	-
2020	405,000	$13.54	368,000	26,542
2019	66,500	$16.31	44,000	21,874
2018	230,000	$15.12	110,000	82,916
2017	410,000	$12.57	273,958	269,794
2016	100,000	$22.42	40,000	40,000
Total			1,060,958	441,126

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2021	46.68%	1.16%	0.00%	4.0	$2.00
2020	35.88%	2.00%	5.82%	4.0	$2.53
2019	35.59%	3.11%	4.99%	4.0	$3.38

As of June 28, 2020, there was approximately $1.3 million of total unrecognized compensation costs related to these options, assuming all shares are earned. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

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

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On June 28, 2020, the interest rate applicable to borrowings under the secured Revolving Credit Facility was 1.68%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

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

Borrowings may be used for working capital and other general corporate purposes, as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of June 28, 2020, borrowings under the secured Revolving Credit Facility totaled $25.3 million and, therefore, the Company had $49.7 million available for borrowing as of June 28, 2020, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 29,2020, borrowings under the secured Revolving Credit Facility totaled $25.6 million and, therefore, the Company had $49.4 million available on its revolving line of credit facility as of March 29, 2020, again subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above.

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the fiscal quarter ended June 28, 2020 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,686,214 for the fiscal quarter ended June 28, 2020, if the Company was at a positive earning position. At June 28, 2020, stock options with respect to 1,060,958 shares of common stock were outstanding, of which 855,958 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of June 28, 2020.

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

The retail segment consists of the retail market which includes retailers, independent dealer agents and carriers.

To provide investors with better visibility, the Company also discloses revenue and gross profit by its four product categories:

●	Base Station Infrastructure - Base station infrastructure products are used to build, repair and upgrade wireless telecommunications systems. Products include base station antennas, cable and transmission lines, small towers, lightning protection devices, connectors, power systems, miscellaneous hardware, and mobile antennas. Base station infrastructure service offerings include connector installation, custom jumper assembly, site kitting and logistics integration.

●	Network Systems - Network systems products are used to build and upgrade computing and internet networks. Products include fixed and mobile broadband equipment, distributed antenna systems (DAS), wireless networking, filtering systems, two-way radios and security and surveillance products. This product category also includes training classes, technical support and engineering design services.

●	Installation, Test and Maintenance - Installation, test and maintenance products are used to install, tune, maintain and repair wireless communications equipment. Products include sophisticated analysis equipment and various frequency, voltage- and power-measuring devices, as well as an assortment of tools, hardware, GPS, safety and replacement and component parts and supplies required by service technicians.

●	Mobile Device Accessories - Mobile device accessories include cellular phone and data device accessories such as replacement batteries, cases, speakers, mobile amplifiers, power supplies, headsets, mounts, car antennas, music accessories and data and memory cards. Retail merchandising displays, promotional programs, customized order fulfillment services and affinity-marketing programs, including private label internet sites, complement our mobile devices and accessory product offering.

The Company evaluates revenue, gross profit, and income before provision for income taxes at the segment level.  Certain cost of sales and other applicable expenses have been allocated to each segment based on a percentage of revenues and/or gross profit, where appropriate.

Segment activity for the first quarter of fiscal years 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	June 28, 2020			June 30, 2019
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$39,255	$—	$39,255	$33,486	$—	$33,486
Value-added resellers and integrators	57,223	—	57,223	65,194	—	65,194
Retail	—	23,336	23,336	—	32,049	32,049
Total revenues	$96,478	$23,336	$119,814	$98,680	$32,049	$130,729

Gross Profit
Public carrier	$3,728	$—	$3,728	$4,253	$—	$4,253
Value-added resellers and integrators	12,725	—	12,725	15,969	—	15,969
Retail	—	2,373	2,373	—	5,042	5,042
Total gross profit	$16,453	$2,373	$18,826	$20,222	$5,042	$25,264

Directly allocable expenses	7,462	1,832	9,294	9,570	3,015	12,585
Segment net profit contribution	$8,991	$541	9,532	$10,652	$2,027	12,679
Corporate support expenses			14,551			16,209
Income before provision for income taxes			$(5,019)			$(3,530)

Supplemental revenue and gross profit information by product category for the first quarter of fiscal years 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	June 28, 2020	June 30, 2019
Revenues
Base station infrastructure	$68,855	$69,069
Network systems	19,400	22,552
Installation, test and maintenance	5,462	6,025
Mobile device accessories	26,097	33,083
Total revenues	$119,814	$130,729

Gross Profit
Base station infrastructure	$11,418	$14,521
Network systems	2,133	3,927
Installation, test and maintenance	766	1,084
Mobile device accessories	4,509	5,732
Total gross profit	$18,826	$25,264

Note 8. Leases

The Company leases certain office spaces and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Consolidated Balance Sheet.

Quantitative information regarding the Company’s leases is as follows:

Three Months Ended
June 28, 2020
Operating lease expense	$871,900

As of June 28, 2020
Maturities of lease liabilities by fiscal year are as follow:
2021	$2,364,100
2022	3,164,000
2023	3,018,300
2024	2,725,700
2025	2,609,900
Thereafter	1,987,600
Total	15,869,600
Less: present value discount	(2,437,700)
Present value of lease liabilities	$13,431,900

Weighted-average discount rate:	3.8%
Weighted-average remaining lease term	5.1 years

Note 9. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the three months ended June 28, 2020 and June 30, 2019, the aggregate value of the shares withheld totaled $58,800 and $189,100, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter ended June 28, 2020, revenue from the Company’s largest customer accounted for 10.4% of consolidated revenue. For the fiscal quarter ended June 30, 2019, no customer accounted for more than 10% of total consolidated revenues.

For the fiscal quarter ended June 28, 2020, sales of products purchased from the Company’s largest supplier accounted for 21.6% of consolidated revenue. For the fiscal quarter ended June 30, 2019, sales of products purchased from the Company’s largest supplier accounted for 21.5% of consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

Note 11. Subsequent Event

On July 2, 2020, the Board of Directors adopted resolutions providing for the retirement of the Company’s then accumulated treasury stock, and for a corresponding reduction in capital. Immediately prior to the retirement, the Company held 5,789,600 shares of issued but not outstanding common stock as treasury stock, at a cost of

$58,555,000. Upon retirement, the cost of the treasury stock was netted against retained earnings, and the number of authorized and unissued shares of common stock correspondingly increased by 5,789,600 shares. The total number of authorized shares of common stock remains unchanged at 15,000,000. The impact of these resolutions will be reflected within the consolidated financial statements beginning with the second quarter of fiscal 2021. There has been no change to the total stockholders’ equity as a result of such resolutions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2020, filed with the SEC on June 5, 2020.

Business Overview and Environment

TESSCO architects and delivers innovative product and value chain solutions to support wireless broadband systems. Although we sell products to customers in many countries, approximately 96% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

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

Our ongoing ability to earn revenues and gross profits from customers and suppliers looking to us for product and supply chain solutions depends upon a number of factors. The terms, and accordingly the factors, applicable to each relationship often differ. Among these factors are the strength of the customer’s or supplier’s business, the supply and demand for the product or service, including price stability, changing customer or supplier requirements, and our ability to support the customer or supplier and to continually demonstrate that we can improve the way they do business. In addition, the agreements or arrangements on which our customer and supplier relationships are based are typically of limited duration, typically do not include any obligation in respect of any specific product purchase or sale and are terminable by either party upon several months or otherwise relatively short notice. Because of the nature of our business, we have been affected from time to time in the past by the loss and changes in the business habits of significant customers and suppliers, and expect that we will again be so affected from time to time in the future. Our customer and supplier relationships could also be affected by wireless carrier consolidation or the overall global economic environment, or other events beyond our control, including the COVID-19 pandemic.

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, particularly in the mobile devices and accessories market, and the risk of new competitors entering the marketplace is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. Our ability to maintain customer and supplier relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 350 manufacturers, provide us with a significant competitive advantage over new entrants to the marketplace.

Results of Operations

First quarter of Fiscal Year 2021 Compared with First quarter of Fiscal Year 2020

Total Revenues. Revenues for the first quarter of fiscal 2021 decreased 8.3% compared with the first quarter of fiscal 2020. Revenue in the commercial segment decreased by 2.2%.  Revenues in our public carrier market increased by 17.2%, partially offset by a 12.2% decline in revenues in the value-added resellers and integrators market. Revenues in our retail segment decreased by 27.2%. The decline in revenues in the retail segment and VAR and Integrators market were largely driven by a combination of continued overall softness in these markets, and the impact of COVID-19 in the first quarter of fiscal year 2021, which affected both of our business segments. We expect the challenges we have been facing in our retail segment to continue for the foreseeable future and are focused on measures to manage the decline of this segment. We also expect the challenges we have been facing in our commercial segment to continue, but to a much lesser extent, and we are focused on growth and expansion of this segment .

Cost of Goods Sold. Cost of goods sold for the first quarter of fiscal 2021 decreased 4.2% compared with the first quarter of fiscal 2020. In the commercial segment, cost of goods sold increased by 2.0%. Cost of goods sold in our public carrier market increased by 21.5%, partially offset by a 9.6% decrease in cost of goods sold in our value-added resellers and integrators market. Cost of goods sold in our retail segment decreased by 22.4%. These changes in cost of goods sold in both segments were largely driven by changes in revenue and customer mix, as discussed above.

As discussed above under the heading “Business Overview and Environment,” our ongoing ability to earn revenues and gross profits from customers and suppliers depends upon a number of factors that often differ for each relationship. Agreements or arrangements on which these relationships are based typically do not include any obligation in respect of any specific product purchase or sale, are of limited duration, and are terminable by either party upon relatively short notice. We have been affected from time to time in the past by the loss and changes in the business habits of significant customers and suppliers, and expect that we will again be so affected from time to time in the future. Our customer and supplier relationships could also be affected by wireless carrier consolidation or the overall global economic environment, or other events beyond our control, including the COVID-19 pandemic.

Total Gross Profit. Gross profit for the first quarter of fiscal 2021 decreased by 25.5% compared to the first quarter of fiscal 2020. This decrease was primarily due to lower sales volume and a change in customer mix favoring the lower margin public carrier market. Within our commercial segment, gross profit margin in our public carrier market decreased from 12.7% to 9.5%. Gross profit margin in our value-added resellers and integrators market decreased from 24.5% to 22.2%. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers with lower margins. Within our retail segment, gross profit margin decreased from 15.7% to 10.1% in the first quarter of fiscal 2021, compared to 2020, primarily due to customer mix as smaller, higher margin customers experienced impacts related to COVID-19. As a result of these drivers on gross profit, overall gross profit margin decreased to 15.7% in the first quarter of fiscal 2021, compared to 19.3% in the first quarter of fiscal 2020.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $4.4 million for the first quarter of fiscal 2021, compared to the first quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of revenues decreased from 21.4% for the first quarter of fiscal 2020, to 19.8% for the first quarter of fiscal 2021.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $2.2 million in compensation and benefit expense, $1.0 million in sales promotion expense, and $0.7 million in freight expense during the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020. These decreases were largely due to the decline in overall revenues and in cost reduction initiatives undertaken in the first quarter, primarily associated with the retail segment.

The Company also incurred a $0.5 million restructuring charge related to severance expense for the first quarter of fiscal 2020.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense of $13,700 and bad debt expense of $135,400 for the three months ended June 28, 2020 and June 30, 2019, respectively.

Interest, Net. Net interest expense decreased from $208,700 for the first quarter of fiscal 2020 to $110,700 for the first quarter of fiscal 2021. Decrease in interest rates have resulted in decreased interest expense under our secured Revolving Credit Facility (discussed in Note 4 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q).

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 29.4% for the first quarter of fiscal 2020 to 7.7% for the first quarter of fiscal 2021. The decrease in the effective tax rate resulted from several discrete items including changes associated with state adjustments related to the CARES Act. We expect the tax rate to be higher for the rest of the fiscal year. Net income decreased 85.8% and diluted earnings per share decreased 86.2% for the first quarter of fiscal 2021, compared to the corresponding prior-year quarter.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the three months ended June 28, 2020 and June 30, 2019.

	Three Months Ended
	June 28, 2020	June 30, 2019
Cash flow provided by (used in) operating activities	$1,444,600	$(1,985,900)
Cash flow used in investing activities	(1,218,100)	(1,870,300)
Cash flow (used in) provided by financing activities	(275,600)	3,843,100
Net decrease in cash and cash equivalents	$(49,100)	$(13,100)

Net cash provided by operating activities was $1.4 million for the first three months of fiscal 2021, compared with net cash used in operating activities of $2.0 million for the first three months of fiscal 2020. This fiscal 2020 inflow was due to a decrease in accounts receivable, partially offset by the net loss and a decrease in trade accounts payable.

Net cash used in investing activities was $1.2 million for the first three months of fiscal 2021, compared to $1.9 million used in the first three months of fiscal 2020. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash used in financing activities was $0.3 million for the first three months of fiscal 2021, compared to net cash provided by financing activities of $3.8 million for the first three months of fiscal 2020. We repaid our asset based secured Revolving Credit Facility during the first three months of fiscal 2021, leading to a cash outflow of $0.2 million during this period. During the first three months of fiscal 2020, we utilized our asset based secured Revolving Credit Facility, leading to a cash inflow of $5.7 million during this period. This inflow was partially offset by a cash outflow of $1.7 million during the first three months of fiscal 2020 due to cash dividends paid to shareholders. No cash dividend was paid during the first three months of fiscal 2021.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as a lender (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility and which resulted in, among other modifications, an increase in the Company’s borrowing limit to up to $75 million, from the previous borrowing limit of up to $35 million.  In addition to increasing the borrowing limit, and among other modifications, the Amended and Restated Credit Agreement extended the applicable maturity date to October 19, 2021. As of June 28, 2020, borrowings under the secured Revolving Credit Facility totaled $25.3 million; therefore, we then had $49.7 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Amended and Restated Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

We believe that our existing cash, payments from customers and availability under our secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our secured Revolving

Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 28, 2020, we do not have any material capital expenditure commitments.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 29, 2020, filed with the SEC on June 5, 2020.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners that are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers', vendors' and affinity partners' business; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for, or ability to fund or pay for, our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affects gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; system security or data protection breaches; technology changes in the wireless communications industry, or technological failures, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition, including from manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain financing as and when needed; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain our key professionals, management and staff; health epidemics or pandemics or other outbreaks or events, or national or world events or disasters beyond our control, which includes continuing restrictions resulting from the COVID-19 pandemic, actions taken in response to the COVID-19 pandemic, and any localized impact of the COVID-19 pandemic, which adversely affect our personnel or operations or our ability to fulfill orders, complete implementations, or recognize revenue; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Currently, our Florida sales tax returns for the period February 1, 2018 through July 31, 2018 are under examination by applicable taxing authorities.

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

However, the COVID-19 pandemic continues to evolve internationally, nationally and locally, and we remain sensitive to the ongoing and changing risks that it presents, both known and unknown. As discussed in our most recent Annual Report on Form 10-K, we face risks related to health epidemics and other outbreaks and events beyond our control, and our business and results of operations have been, and may continue to be, adversely affected on account of the impact of the COVID-19 pandemic.  These risks include continuing COVID-19 related restrictions on our activities, other actions taken or required to be taken by us in response to the COVID-19 pandemic, and any localized impact of the COVID-19 pandemic, any, some or all of which could adversely affect our personnel or operations or our ability to fulfill orders, complete implementations, and recognize revenue. The COVID-19 pandemic also implicates workplace safety issues and concerns, and associated risks.

Thus far, we have not suffered a widespread outbreak of COVID-19 among our employees or at our facilities, but the risk of future outbreaks persists, and our ongoing business operations and our financial results could be adversely affected should an outbreak occur among our personnel or at one of our facilities.

In addition, we have previously including among our Risk Factors a discussion of the concentration of our stock ownership among a select group, including Robert B. Barnhill Jr. who holds approximately 18% of our outstanding common stock. In March 2020, Mr. Barnhill filed an amendment to Schedule 13-D with the SEC, indicating among other things his intention to consider and possibly pursue various actions with respect to his investment in the Company, including a strategic transaction in which he alone or with others might acquire all of our outstanding common stock not already held by him.  Subsequently, Mr. Barnhill filed another amendment to Schedule 13-D in which he announced his intention to vote against the re-election of four of our incumbent directors at our 2020 Annual Meeting of Stockholders, and then following the Annual Meeting another amendment to Schedule 13-D indicating an intention to pursue an agenda focused on board transition. In addition, another significant stockholder has filed a Schedule 13-D and amendments indicating, among other things, that it may engage in discussions with our Board and/or members of our management team concerning, without limitation, potential business combinations and strategic alternatives, our business, operations, capital structure, governance, management, strategy and other matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)Exhibits:

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended June 28, 2020 and June 30, 2019; (ii) Consolidated Balance Sheet at June 28 and March 29, 2020; (iii)  Consolidated Statement of Cash Flows for the three months ended June 28, 2020 and June 30, 2019; and (iv) Notes to Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 6, 2020
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)