Form 10-Q
period 2020-09-27
TESSCO TECHNOLOGIES INC
filed 2020-11-06
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 30, 2020, was 8,760,562.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	September 27,	March 29,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,400	$50,000
Trade accounts receivable, net	74,688,900	82,868,400
Product inventory, net	62,364,300	69,148,000
Prepaid expenses and other current assets	14,382,200	11,707,500
Total current assets	151,454,800	163,773,900

Property and equipment, net	12,971,400	13,433,700
Intangible assets, net	15,827,500	11,157,400
Deferred tax assets	1,516,200	3,032,500
Lease asset - right of use	12,609,400	13,949,800
Other long-term assets	5,318,800	3,361,400
Total assets	$199,698,100	$208,708,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$64,615,900	$75,512,600
Payroll, benefits and taxes	6,063,600	4,258,300
Income and sales tax liabilities	585,700	450,800
Accrued expenses and other current liabilities	3,000,200	4,244,400
Revolving line of credit	32,052,000	25,563,900
Lease liability, current	2,605,000	2,579,200
Total current liabilities	108,922,400	112,609,200

Non-current lease liability	10,173,900	11,481,100
Other non-current liabilities	884,100	915,700
Total liabilities	119,980,400	125,006,000

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 8,692,421 shares issued and 8,690,171 shares outstanding as of September 27, 2020, and 14,354,368 shares issued and 8,577,549 shares outstanding as of March 29, 2020	102,700	101,400
Additional paid-in capital	66,303,400	65,318,500
Treasury stock, at cost, 2,250 shares as of September 27, 2020 and 5,776,819 shares as of March 29, 2020	(14,100)	(58,496,200)
Retained earnings	13,325,700	76,779,000
Total shareholders’ equity	79,717,700	83,702,700
Total liabilities and shareholders’ equity	$199,698,100	$208,708,700

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of (Loss) Income

	Fiscal Quarters Ended		Six Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Revenues	$119,655,400	$141,810,900	$239,468,900	$272,540,200
Cost of goods sold	96,983,200	115,491,600	197,971,000	220,957,400
Gross profit	22,672,200	26,319,300	41,497,900	51,582,800
Selling, general and administrative expenses	22,812,200	25,745,200	46,546,600	53,841,700
Restructuring charge	—	—	—	488,000
(Loss) income from operations	(140,000)	574,100	(5,048,700)	(2,746,900)
Interest expense, net	105,900	335,100	216,600	543,800
(Loss) income before provision for (benefit from) income taxes	(245,900)	239,000	(5,265,300)	(3,290,700)
Provision for (benefit from) income taxes	21,000	217,000	(367,000)	(819,900)
Net (loss) income	$(266,900)	$22,000	$(4,898,300)	$(2,470,800)
Basic loss per share	$(0.03)	$—	$(0.57)	$(0.29)
Diluted loss per share	$(0.03)	$—	$(0.57)	$(0.29)
Basic weighted-average common shares outstanding	8,656,877	8,518,326	8,637,340	8,506,247
Effect of dilutive options and other equity instruments	—	131,994	—	—
Diluted weighted-average common shares outstanding	8,656,877	8,650,320	8,637,340	8,506,247
Cash dividends declared per common share	$—	$0.20	$—	$0.40

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Proceeds from issuance of stock	23,676	200	132,500	—	—	132,700
Treasury stock purchases	(12,781)	—	—	(58,800)	—	(58,800)
Non-cash stock compensation expense	48,685	600	311,300	—	—	311,900
Net loss	—	—	—	—	(4,631,400)	(4,631,400)
Balance at June 28, 2020	8,637,129	102,200	65,762,300	(58,555,000)	72,147,600	79,457,100
Proceeds from issuance of stock	47,792	400	224,500	—	—	224,900
Treasury stock purchases	(2,250)	—	—	(14,100)	—	(14,100)
Non-cash stock compensation expense	7,500	100	316,600	—	—	316,700
Retirement of treasury stock	—	—	—	58,555,000	(58,555,000)	—
Net loss	—	—	—	—	(266,900)	(266,900)
Balance at September 27, 2020	8,690,171	$102,700	$66,303,400	$(14,100)	$13,325,700	$79,717,700

Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	9,250	100	143,100	—	—	143,200
Treasury stock purchases	(10,488)	—	—	(189,100)	—	(189,100)
Non-cash stock compensation expense	41,256	400	338,500	—	—	338,900
Cash dividends paid	—	—	—	—	(1,702,600)	(1,702,600)
Net income	—	—	—	—	(2,492,800)	(2,492,800)
Balance at June 30, 2019	8,508,547	100,300	63,148,000	(57,803,200)	99,439,700	104,884,800
Proceeds from issuance of stock	19,236	200	283,600	—	—	283,800
Treasury stock purchases	(44,009)	—	—	(681,100)	—	(681,100)
Non-cash stock compensation expense	—	—	391,800	—	—	391,800
Exercise of stock options	48,125	500	680,600	—	—	681,100
Cash dividends paid	—	—	—	—	(1,704,200)	(1,704,200)
Net loss	—	—	—	—	22,000	22,000
Balance at September 29, 2019	8,531,899	$101,000	$64,504,000	$(58,484,300)	$97,757,500	$103,878,200

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 27, 2020	September 29, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,898,300)	$(2,470,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,256,500	2,074,600
Non-cash stock-based compensation expense	628,600	730,700
Deferred income taxes and other	1,516,300	—
Change in trade accounts receivable	8,179,500	2,341,700
Change in product inventory	6,783,700	(12,298,800)
Change in prepaid expenses and other current assets	(2,674,700)	(3,518,800)
Change in other assets and other liabilities	(1,799,500)	16,500
Change in trade accounts payable	(10,550,700)	630,200
Change in payroll, benefits and taxes	1,805,300	(2,053,500)
Change in income and sales tax liabilities	134,900	(487,300)
Change in accrued expenses and other current liabilities	(935,500)	1,001,900
Net cash provided by (used in) operating activities	446,100	(14,033,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(379,700)	(739,600)
Purchases of internal use software	(6,620,100)	(2,593,900)
Net cash used in investing activities	(6,999,800)	(3,333,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	6,488,100	20,901,400
Proceeds from issuance of common stock	107,900	142,300
Cash dividends paid	—	(3,406,800)
Proceeds from exercise of stock options	—	680,600
Purchases of treasury stock and repurchases of stock from employees	(72,900)	(870,200)
Other financing activities	—	(2,300)
Net cash provided by financing activities	6,523,100	17,445,000

Net (decrease) increase in cash and cash equivalents	(30,600)	77,900

CASH AND CASH EQUIVALENTS, beginning of period	50,000	30,300

CASH AND CASH EQUIVALENTS, end of period	$19,400	$108,200

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

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheet as of September 27, 2020, consists of capitalized internally development computer software and an indefinite lived intangible asset. Capitalized internally developed computer software, net of accumulated amortization, was $15,032,100 and $10,362,000 as of September 27, 2020 and September 29, 2019, respectively. Amortization expense of capitalized internally developed computer software was $502,300 and $440,200 for the fiscal quarter ended September 27, 2020 and September 29, 2019, respectively. Amortization expense of capitalized internally developed computer software was $1,150,800 and $914,100 for the six months ended September 27, 2020 and September 29, 2019, respectively. Indefinite lived intangible assets were $795,400 as of September 27, 2020 and September 29, 2019.

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 27, 2020 includes $316,700 and $628,600, respectively of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and six months ended September 29, 2019 includes $391,800 and $730,700, respectively of non-cash stock-based compensation expense. Non-cash stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs), Restricted Stock, and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the Plans, for the first six months of fiscal 2021:

	Six Months	Weighted
	Ended	Average Fair
	September 27,	Value at Grant
	2020	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	68,355	$15.00
PSUs Vested	(19,191)	14.17
PSUs Forfeited/Cancelled	(33,116)	15.69
Unvested shares available for issue under outstanding PSUs, end of period	16,048	$14.57

The PSUs cancelled during fiscal 2021 primarily related to the fiscal 2020 grant of PSUs, which had a one-year measurement period (fiscal 2020). The PSUs were cancelled because the applicable fiscal 2020 performance targets were not attained. Per the provisions of the 2019 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 2019 Plan and became available for future issuance under the 2019 Plan.

If all unvested PSUs earned thus far are assumed to vest in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs would be less than $0.1 million as of September 27, 2020, and would be expensed through fiscal 2022.

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

Restricted Stock: On May 15, 2020 and July 24, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 65,821 shares of the Company’s common stock as restricted stock under the 2019 Plan to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2021. The value of the restricted shares at the time of issue to each director was determined by the Compensation Committee to approximate the cash amount of the 2021 fiscal year board retainer per director. These shares of restricted stock were issued subject to a risk of forfeiture that will lapse in whole or in part on July 1, 2021, generally depending on the length of continued service of the recipient on the Board for fiscal 2021. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2021 and only in respect of those shares for which the risk of forfeiture has then lapsed.

As of September 27, 2020, there was approximately $0.6 million of total unrecognized compensation cost related to all outstanding RSUs and restricted stock, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

The following tables summarize the pertinent information for outstanding options.

	Six Months	Weighted
	Ended	Average Fair
	September 27,	Value at Grant
	2020	Date (per unit)
Unvested options, beginning of period	465,374	$2.38
Options Granted	225,000	2.00
Options Forfeited/Cancelled	(46,041)	2.33
Options Vested	(63,375)	3.28
Unvested options, end of period	580,958	2.14

			September 27, 2020
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2021	225,000	$4.52	215,000	-
2020	405,000	$13.54	358,000	32,667
2019	66,500	$16.31	44,000	24,624
2018	230,000	$15.12	110,000	89,792
2017	410,000	$12.57	273,958	272,917
2016	100,000	$22.42	40,000	40,000
Total			1,040,958	460,000

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2021	46.68%	1.16%	0.00%	4.0	$2.00
2020	35.88%	2.00%	5.82%	4.0	$2.53
2019	35.59%	3.11%	4.99%	4.0	$3.38

As of September 27, 2020, there was approximately $1.0 million of total unrecognized compensation costs related to these options, assuming all shares are earned. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

Note 5. Retirement of Treasury Stock

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

Note 6. Borrowings Under Revolving Credit Facility

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, and SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility with the same lenders, and which resulted in, among other modifications, an increase in the Company’s borrowing limit to up to $75 million, from the previous borrowing limit of up to $35 million. Capitalized terms used but not otherwise defined in this and the following four paragraphs have the meanings ascribed to each in the Amended and Restated Credit Agreement.

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

Borrowings under the Amended and Restated Credit Agreement initially accrue interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate is the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate is the Eurodollar Rate plus the Applicable Margin, the Applicable Margin is 1.50% if Average Availability is greater than or equal to $15 million, and 1.75% otherwise.  On September 27, 2020, the interest rate applicable to borrowings under the secured Revolving Credit Facility was 1.66%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ may at their option set the Applicable Margin at 0.50% if the Base Rate applies or 1.75% if the Eurodollar Rate applies, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusts on the first Business Day of each calendar month.  The Company is required to pay a monthly Commitment Fee on the average daily unused portion of the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

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

Borrowings may be used for working capital and other general corporate purposes, as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of September 27, 2020, borrowings under the secured Revolving Credit Facility totaled $32.1 million and, therefore, the Company had $42.9 million available for borrowing as of September 27, 2020, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above. The line of credit has a lockbox arrangement associated with it and therefore the outstanding balance is classified as a current liability on our balance sheet.  As of March 29,2020, borrowings under the secured Revolving Credit Facility totaled $25.6 million and, therefore, the Company had $49.4 million available on its revolving line of credit facility as of March 29, 2020, again subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the covenants referenced above.

As discussed in Note 11, on October 29, 2020, the Company entered into a new credit agreement and terminated the secured Revolving Credit Facility discussed above.

Note 7. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the fiscal quarter ended and six months ended September 27, 2020 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,766,481 for the fiscal quarter ended September 27, 2020, and 8,728,671 for six months ended September 27, 2020, respectively, if the Company was at a positive earning position. At September 27, 2020, stock options with respect to 1,040,958 shares of common stock were outstanding, of which 815,958 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of September 27, 2020.

Note 8. Business Segments

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

Segment and market activity for the second quarter and first six months of fiscal years 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	September 27, 2020			September 29, 2019
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$32,632	$—	$32,632	$39,169	$—	$39,169
Value-added resellers and integrators	56,260	—	56,260	64,482	—	64,482
Retail	—	30,763	30,763	—	38,160	38,160
Total revenues	$88,892	$30,763	$119,655	$103,651	$38,160	$141,811

Gross Profit
Public carrier	$3,570	$—	$3,570	$4,860	$—	$4,860
Value-added resellers and integrators	13,551	—	13,551	15,324	—	15,324
Retail	—	5,551	5,551	—	6,135	6,135
Total gross profit	$17,121	$5,551	$22,672	$20,184	$6,135	$26,319

Directly allocable expenses	7,293	2,183	9,476	7,868	3,011	10,879
Segment net profit contribution	$9,828	$3,368	13,196	$12,316	$3,124	15,440
Corporate support expenses			13,442			15,201
(Loss) income before provision for income taxes			$(246)			$239

	Six Months Ended
	September 27, 2020			September 29, 2019
	Commercial	Retail		Commercial	Retail
	Segment	Segment	Total	Segment	Segment	Total
Revenues
Public carrier	$71,887	$—	$71,887	$72,655	$—	$72,655
Value-added resellers and integrators	113,483	—	113,483	129,676	—	129,676
Retail	—	54,099	54,099	—	70,209	70,209
Total revenues	$185,370	$54,099	$239,469	$202,331	$70,209	$272,540

Gross Profit
Public carrier	$7,298	$—	$7,298	$9,113	$—	$9,113
Value-added resellers and integrators	26,276	—	26,276	31,293	—	31,293
Retail	—	7,924	7,924	—	11,177	11,177
Total gross profit	$33,574	$7,924	$41,498	$40,406	$11,177	$51,583

Directly allocable expenses	14,755	4,071	18,826	17,438	6,026	23,464
Segment net profit contribution	$18,819	$3,853	22,672	$22,968	$5,151	28,119
Corporate support expenses			27,937			31,410
Income before provision for income taxes			$(5,265)			$(3,291)

Note 9. Leases

The Company leases certain office spaces and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Consolidated Balance Sheet.

Quantitative information regarding the Company’s leases is as follows:

Six Months Ended
September 27, 2020
Operating lease expense	$1,748,300

As of September 27, 2020
Maturities of lease liabilities by fiscal year are as follow:
2021	$1,584,200
2022	3,164,000
2023	3,018,300
2024	2,725,700
2025	2,609,900
Thereafter	1,987,600
Total	15,089,700
Less: present value discount	(2,310,800)
Present value of lease liabilities	$12,778,900

Weighted-average discount rate:	3.8%
Weighted-average remaining lease term	4.9 years

Note 10. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the six months ended September 27, 2020 and September 29, 2019, the aggregate value of the shares withheld totaled $72,900 and $870,200, respectively.

Note 11. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter ended September 27, 2020, no customer accounted for more than 10% of total consolidated revenue. For the fiscal quarter ended September 29, 2019, revenue from the Company’s largest customer accounted for 10.5% of consolidated revenue.

For the six months ended September 27, 2020 and September 29, 2019, no customer accounted for more than 10% of total consolidated revenue.

For the fiscal quarter ended September 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 19.7% of consolidated revenue. For the fiscal quarter ended September 29, 2019, sales of products purchased from the Company’s largest supplier accounted for 21.9% of consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

For the six months ended September 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 20.6% of consolidated revenue. For the six months ended September 29, 2019, sales of products purchased from the Company’s largest supplier accounted for 21.7% of consolidated revenue. No other suppliers accounted for more than 10% of consolidated revenue.

Note 12. Subsequent Events

Inventory Purchase Agreement: On October 28, 2020, the Company entered into a definitive Inventory Purchase Agreement (the “Agreement”) which, at closing, will result in the Company’s exit from its retail business through the sale to Voice Comm, LLC, a Delaware limited liability company (“Voice Comm”), of most of the Company’s retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets. The Company will retain the Ventev brand as it relates to its commercial business products and operations, and will continue to fulfill orders and support the Company’s retail business customers until the business has been transitioned to Voice Comm.

The transaction consideration to be paid at closing includes a payment for retail inventory being sold to Voice Comm at an amount that will be determined at closing in accordance with an agreed-upon valuation process to be performed by the Company and Voice Comm. The Company estimates the total cash to be received at closing to be between $8 million and $12 million, in the aggregate. The consideration to be paid at closing is subject to customary post-closing adjustments. In addition, Voice Comm has agreed to conditional payments over the next two years for purchase price adjustments related to specified inventory sold, and future customer returns during the two year period after the closing, and royalty payments for sales of Ventev-branded mobile device and accessory products for a four year period after the closing. The Agreement also addresses operational matters regarding transition of the inventory and other assets sold to Voice Comm.

The transaction is expected to close in the third fiscal quarter of the current fiscal year, subject to closing conditions, including those customary for transactions of this kind. Accordingly, there are no assurances that the transaction will close in a timely manner, or ever. Voice Comm paid a $1 million deposit to the Company, which, in the event of termination of the Agreement before closing, will either be retained by the Company or returned to Voice Comm, depending on the reason for the termination. Tessco will be required to return the deposit and pay up to $1 million, including reimbursement of Voice Comm’s expenses, if Tessco does not proceed to closing under certain circumstances following a defined change in control of Tessco.

Pursuant to the terms of the Agreement, the Company has agreed that, for a multi-year period following the closing, neither it nor its affiliates (including any owner of a majority of Tessco) will compete with Voice Comm’s retail business as operated by the Company at closing, subject to certain exceptions set forth in the Agreement. Tessco retains the ability to continue to supply retail products to its commercial customers, and the overall non-compete obligation may be terminated early by Tessco upon the occurrence of certain change in control events and the payment of a termination fee in connection therewith (which termination fee is initially an amount equal to $5,000,000 and diminishes ratably over the non-compete period).

Credit Agreement: On October 29, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following nine (9) paragraphs have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement.

The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. The Revolving Credit Facility includes a $5.0 million letter of credit sublimit and provides for the issuance of Swing Loans. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility to an aggregate commitment amount of up to $125 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of $4 million and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

Borrowings initially accrue interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin of 2.25% until the March 31, 2021 financial statements are delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then 2.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then 2.00%; (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% per annum until the March 31, 2021 financial statements are delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then 1.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then 1.00%. The Credit Agreement contains a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement.

Following an Event of Default, the Lenders’ may at their option increase the applicable per annum rate to a rate equal to two percentage points above such rate and, with certain events of default such increase is automatic.

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the Revolving Credit Facility, at a per annum rate equal to 0.25%.

The Credit Agreement contains one financial covenant, a Fixed Charge Coverage Ratio, which is tested only if Excess Availability (generally, borrowing availability less the aggregate of trade payables and book overdrafts, each in excess of historical amounts) is less than the greater of (a) 16.7% of the maximum amount of the Credit Facility (at closing, $12,525,000) and (b) $12,500,000.  In addition, the Credit Agreement contains provisions that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings under the Revolving Credit Facility will be used to pay all indebtedness outstanding under the existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, and thereafter may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement.

The Company is required to make certain prepayments under the Revolving Credit Facility under certain circumstances, including from net cash proceeds from certain asset dispositions in excess of certain thresholds.

The Credit Agreement contains representations, warranties and affirmative covenants. The Credit Agreement also contains negative covenants and restrictions on, among other things:  (i) Indebtedness, (ii) liens, (iii) fundamental changes, (iv) disposition of assets, (v) restricted payments (including certain restrictions on redemptions and dividends), (vi) investments and (vii) transactions with affiliates. The Credit Agreement also contains events of default, such as payment defaults, cross-defaults to other material indebtedness, misrepresentations, bankruptcy and insolvency, the occurrence of a Change of Control and the failure to observe the negative covenants and other covenants contained in the Credit Agreement and the other loan documents.

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the Credit Agreement and the other operating subsidiaries of the Company (collectively, the “Loan Parties”), and Wells, as Administrative Agent, the Obligations, which include the obligations under the Credit Agreement, are guaranteed by the Loan Parties, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) Accounts, Books, Chattel Paper, Deposit Accounts, General Intangibles, Inventory, Negotiable Collateral, Supporting Obligations, Money, Cash Equivalents or other assets that come into the possession, custody or control of the Agent or any Lender, and related assets, and the proceeds and products of any of the foregoing (the “Collateral”). The security interests in the Collateral are in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time. The Obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

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

We offer a wide range of products that can generally be sold to any customer.  However, Commercial customers typical purchase products that are used to build, repair and upgrade wireless telecommunication systems, including computing and internet networks, such as radios, antennas, cable, network equipment and security and surveillance products.  Retail customers typically purchase mobile device accessories products including cases, screen protection and chargers for cellular phones.

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

The wireless communications distribution industry is competitive and fragmented and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the marketplace is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. Our ability to maintain customer and supplier relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, industry experience and knowledge, and our large customer base and purchasing relationships with approximately 350 manufacturers, provide us with a significant competitive advantage over new entrants to the marketplace.

On October 29, 2020, we announced that we had taken action to exit our retail business and focus on our more successful and higher-margin commercial segment. We signed a definitive agreement that provides for the sale of most of our retail inventory, the Ventev brand as it relates to mobile device accessory products and certain other retail-related assets to Voice Comm, LLC (Voice Comm). The transaction is expected to close in the third fiscal quarter of the current fiscal year, subject to closing conditions, including those customary for transactions of this kind. Accordingly, there are no assurances that the transaction will close in a timely manner, or ever.

Under the terms of agreement, Tessco will continue to fulfill orders and support its current retail business customers through, and to a limited extent beyond, the closing of the transaction. We will work with our retail customer and supplier partners to ensure a smooth transition. Tessco will retain its Ventev brand for use in its commercial business products and operations.

Results of Operations

Second quarter of Fiscal Year 2021 Compared with Second quarter of Fiscal Year 2020

Total Revenues. Revenues for the second quarter of fiscal 2021 decreased 15.6% compared with the second quarter of fiscal 2020. Revenue in the commercial segment decreased by 14.2%.  Revenues in our public carrier market, value-added resellers and integrators market and retail market decreased by 16.7%, 12.8% and 19.4%, respectively. The decline in revenues was largely driven by a combination of continued headwinds from the economic downturn, and the impact of COVID-19, which affected both of our business segments. We expect the challenges we have been facing in our commercial segment to continue, but to a lesser extent than we have experienced in our retail segment, and we are focused on growth and expansion of our commercial segment.

Cost of Goods Sold. Cost of goods sold for the second quarter of fiscal 2021 decreased 16.0% compared with the second quarter of fiscal 2020. In the commercial segment, cost of goods sold decreased by 14.0%. Cost of goods sold in our public carrier market, value-added resellers and integrators market and retail market decreased by 15.3%, 13.1% and 21.3%, respectively. These changes in cost of goods sold in both segments were largely driven by changes in revenue and customer mix, as discussed above.

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

Total Gross Profit. Gross profit for the second quarter of fiscal 2021 decreased by 13.9% compared to the second quarter of fiscal 2020. This decrease was primarily due to lower sales volume. Within our commercial segment, gross profit margin in our public carrier market decreased from 12.4% to 10.9%. Gross profit margin in our value-added resellers and integrators market increased from 23.8% to 24.1%. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers with lower margins. Within our retail segment, gross profit margin increased from 16.1% to 18.0% in the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020, primarily due to customer mix. As a result of these drivers on gross profit and change in the mix of overall revenues by market, overall gross profit margin increased to 18.9% in the second quarter of fiscal 2021, compared to 18.6% in the second quarter of fiscal 2020.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $2.9 million for the second quarter of fiscal 2021, compared to the second quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of revenues increased from 18.2% for the second quarter of fiscal 2020, to 19.1% for the second quarter of fiscal 2021.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $1.8 million in compensation and benefit expense, and $0.9 million in corporate support expense during the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020. The decrease in compensation and benefits is primarily due to lower variable and operations compensation due to lower revenues and lower health insurance expense. The decrease in corporate expense is primarily due to a benefit from bad debt expense of $0.8 million as a result of strong collection efforts.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense of $774,400 and $108,000, respectively, for the three months ended September 27, 2020 and September 29, 2019, respectively.

Interest, Net. Net interest expense decreased from $335,100 for the second quarter of fiscal 2020 to $105,900 for the second quarter of fiscal 2021. Decreases in interest rates have resulted in decreased interest expense under our secured Revolving Credit Facility (discussed in Note 6 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q).

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 90.8% for the second quarter of fiscal 2020 to (8.5%) for the second quarter of fiscal 2021. The decrease in the effective tax rate resulted from changes in rates applicable to net operating loss carrybacks and valuation allowances. We expect the tax rate to be higher for the rest of the fiscal year. Net income decreased 1313.2% and diluted earnings per share decreased from $0.00 to ($0.03) for the second quarter of fiscal 2021, compared to the corresponding prior-year quarter.

First Six Months of Fiscal Year 2021 Compared with First Six Months of Fiscal Year 2020

Total Revenues. Revenues for the first six months of fiscal 2021 decreased 12.1% compared with the first six months of fiscal 2020. Revenue in the commercial segment decreased by 8.4%.  Revenues in our public carrier market, value-added resellers and integrators market, and retail market decreased by 1.1%, 12.5%, and 22.9%, respectively. The decline in revenues was largely driven by a combination of continued headwinds from the economic downturn, and the impact of COVID-19, which affected both of our business segments. We expect the challenges we have been facing in our commercial segment to continue, but to a lesser extent than we have experienced in our retail segment, and we are focused on growth and expansion of our commercial segment.

Cost of Goods Sold. Cost of goods sold for the first six months of fiscal 2021 decreased 10.4% compared with the first six months of fiscal 2020. In the commercial segment, cost of goods sold decreased by 6.3%. Cost of goods sold in our value-added resellers and integrators market decreased by 11.4%, partially offset by a 1.6% increase in cost of goods sold in our public carrier market. Cost of goods sold in our retail segment decreased by 21.8%. These changes in cost of goods sold in both segments were largely driven by changes in revenue and customer mix, as discussed above.

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

Total Gross Profit. Gross profit for the first six months of fiscal 2021 decreased by 19.6% compared to the first six months of fiscal 2020. This decrease was primarily due to lower sales volume. Within our commercial segment, gross profit margin in our public carrier market decreased from 12.0% to 10.2%. Gross profit margin in our value-added resellers and integrators market decreased from 24.1% to 23.2%. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers with lower margins. Within our retail segment, gross profit margin increased from 9.3% to 14.6% in the first six months of fiscal 2021, compared to 2020, primarily due to customer mix. As a result of these drivers on gross profit, overall gross profit margin decreased to 17.3% in the first six months of fiscal 2021, compared to 18.9% in the first six months of fiscal 2020.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $7.3 million for the first six months of fiscal 2021, compared to the first six months of fiscal 2020. Selling, general and administrative expenses as a percentage of revenues decreased from 19.8% for the first six months of fiscal 2020, to 19.4% for the first six months of fiscal 2021.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $4.0 million in compensation and benefit expense, $1.6 million in sales promotion expense, and $1.4 million in corporate support expense during the first six months of fiscal 2021 as compared to the first six months of fiscal 2020. These decreases were largely due to the decline in overall revenues and in cost reduction initiatives undertaken in the first six months, primarily associated with the retail segment.

We also incurred a $0.5 million restructuring charge related to severance expense for the first six months of fiscal 2020.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense of $788,100 and bad debt expense of $27,500 for the six months ended September 27, 2020 and September 29, 2019, respectively.

Interest, Net. Net interest expense decreased from $543,800 for the first six months of fiscal 2020 to $216,600 for the first six months of fiscal 2021. Decrease in interest rates have resulted in decreased interest expense under our secured Revolving Credit Facility (discussed in Note 6 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q).

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 24.9% for the first six months of fiscal 2020 to 7.0% for the first six months of fiscal 2021. The decrease in the effective tax rate resulted from changes in rates applicable to net operating loss carrybacks and valuation allowances. We expect the tax rate to be higher for the rest of the fiscal year. Net loss increased 98.2% and diluted earnings per share decreased 96.6% for the first six months of fiscal 2021, compared to the first six months of fiscal 2020.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the six months ended September 27, 2020 and September 29, 2019.

	Six Months Ended
	September 27, 2020	September 29, 2019
Cash flow provided by (used in) operating activities	$446,100	$(14,033,600)
Cash flow used in investing activities	(6,999,800)	(3,333,500)
Cash flow provided by financing activities	6,523,100	17,445,000
Net (decrease) increase in cash and cash equivalents	$(30,600)	$77,900

Net cash provided by operating activities was $0.4 million for the first six months of fiscal 2021, compared with net cash used in operating activities of $14.0 million for the first six months of fiscal 2020. The fiscal 2021 inflow was due to a decrease in accounts receivable and inventory, partially offset by the net loss and a decrease in accounts payable.

Net cash used in investing activities was $7.0 million for the first six months of fiscal 2021, compared to $3.3 million used in the first six months of fiscal 2020. Cash used in both periods was due to capital expenditures largely comprised of investments in information technology.

Net cash provided by financing activities was $6.5 million for the first six months of fiscal 2021, compared to net cash provided by financing activities of $17.4 million for the first six months of fiscal 2020. We utilized our asset based secured Revolving Credit Facility during the first six months of fiscal 2021, leading to a cash inflow of $6.5 million during this period. During the first six months of fiscal 2020, we utilized our asset based secured Revolving Credit Facility, leading to a cash inflow of $20.9 million during this period. This inflow was partially offset by a cash outflow of $3.4 million during the first six months of fiscal 2020 due to cash dividends paid to shareholders. No cash dividend was paid during the first six months of fiscal 2021.

On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as a lender (the “Amended and Restated Credit Agreement”), which amended and restated the terms of a previously established secured Revolving Credit Facility and which resulted in, among other modifications, an increase in the Company’s borrowing limit to up to $75 million, from the previous borrowing limit of up to $35 million.  In addition to increasing the borrowing limit, and among other modifications, the Amended and Restated Credit Agreement extended the applicable maturity date to October 19, 2021. As of September 27, 2020, borrowings under the secured Revolving Credit Facility totaled $32.1 million; therefore, we then had $42.9 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the financial and other covenants discussed in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Amended and Restated Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

We believe that our existing cash, payments from customers and availability under the secured Revolving Credit Facility we entered into on October 29, 2020 will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several quarters on business opportunities for sales to our public carrier customers led to the recent expansion of our secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 27, 2020, we do not have any material capital expenditure commitments.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: the impact and results of the consent solicitation and other activism activities by Robert B. Barnhill, Jr. and certain other participants in his consent solicitation and/or other activist investors; termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners that are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers', vendors' and affinity partners' business; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for, or ability to fund or pay for, our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affects gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; system security or data protection breaches; technology changes in the wireless communications industry, or technological failures, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition, including from manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain financing as and when needed; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain our key professionals, management and staff; health epidemics or pandemics or other outbreaks or events, or national or world events or disasters beyond our control, which includes continuing restrictions resulting from the COVID-19 pandemic, actions taken in response to the COVID-19 pandemic, and any localized impact of the COVID-19 pandemic, which adversely affect our personnel or operations or our ability to fulfill orders, complete implementations, or recognize revenue; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

This Quarterly Report on Form 10-Q also contains forward-looking statements regarding the definitive Inventory Purchase Agreement by and between the Company and Voice Comm, LLC, a Delaware limited liability company (“Voice Comm”).  Although we believe the expectations reflected in any such statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted.  Some of the factors that may affect outcomes and results include, but are not limited to: (i) risks associated with the timing of the closing of transaction, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the transaction will not occur, (ii) unanticipated difficulties or expenditures relating to the transaction, the response of business partners, competitors and/or employees to the announcement of the transaction, (iii) availability of financing, and (iv) and general transactional risks.

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

Item 1A. Risk Factors.

Our business involves a high degree of risk. In addition to the other information included in this Quarterly Report on Form 10-Q, you should consider the risk factors previously disclosed in Part I “Item 1.A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020. Information that we have disclosed or will disclose from time to time in our public filings (including this Quarterly Report on Form 10-Q and other periodic reports filed under the Exchange Act) may provide additional data or information relative to our previously disclosed risk factors. We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also adversely affect our business, financial position and results of operations. There have been no material changes in any of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2020, except for the addition of the risk factors below.

The consummation of the sale of our retail business assets to Voice Comm is subject to a number of conditions and uncertainties, many of which are outside of our control.

The sale of our retail business assets to Voice Comm is expected to close in the third fiscal quarter of this fiscal year, subject to a number of closing conditions, including those customary for transactions of this kind.  Accordingly, there are no assurances that the transaction will close in a timely manner, or ever.  Failure to consummate the sale of our retail business assets to Voice Comm as anticipated will be disruptive to us generally, and to our ability to continue our retail business and related vendor and customer relationships, if needed, and to focus on our commercial business.

Our business could be negatively impacted as a result of the consent solicitation and other activism activities by Robert B. Barnhill, Jr. and certain other participants in his consent solicitation and/or other activist investors.

Mr. Robert B. Barnhill Jr. holds approximately 18% of our outstanding common stock.  In September 2020, Mr. Barnhill and persons acting together with Mr. Barnhill initiated a consent solicitation to seek the consent of our stockholders holding at least a majority of our outstanding shares of common stock to, among other things, remove five members of our Board and replace them with four director candidates identified by Mr. Barnhill (the “Consent Solicitation”).

The Company has responded, seeking to oppose the Consent Solicitation.  The Consent Solicitation and the Company’s ongoing response to it has resulted in, and may continue to cause, significant distraction for management and significant costs to the Company.  Further, the Consent Solicitation and associated costs and distractions could lead to a materially adverse impact on our business or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)Exhibits:

10.1*˄	Inventory Purchase Agreement dated as of October 28, 2020, by and among Voice Comm, LLC and TESSCO Technologies Incorporated, TESSCO Communications Incorporated and TESSCO Incorporated.
10.2

Credit Agreement dated as of October 29, 2020, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group and the Bank Product Providers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2020).

10.3

Guaranty and Security Agreement dated as of October 29, 2020, among TESSCO Technologies Incorporated and its subsidiaries and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group and the Bank Product Providers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2020).

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended September 27, 2020 and September 29, 2019; (ii) Consolidated Balance Sheet at September 27 and March 29, 2020; (iii)  Consolidated Statement of Cash Flows for the three months ended September27, 2020 and September 29, 2019; and (iv) Notes to Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

˄ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

Schedules omitted pursuant to Rule 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: November 6, 2020
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)