Form 10-Q
period 2020-12-27
TESSCO TECHNOLOGIES INC
filed 2021-02-05
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2020 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of January 29, 2021, was 8,828,066.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Balance Sheets

	December 27,	March 29,
	2020	2020

ASSETS
Current assets:
Cash and cash equivalents	$234,200	$50,000
Trade accounts receivable, net	77,856,500	82,868,400
Product inventory, net	52,461,700	50,298,100
Prepaid expenses and other current assets	15,054,800	11,707,500
Current portion of assets held for sale	2,684,200	18,849,900
Total current assets	148,291,400	163,773,900

Property and equipment, net	12,649,100	13,433,700
Intangible assets, net	16,412,000	11,157,400
Deferred tax assets	758,100	3,032,500
Lease asset - right of use	11,937,100	13,949,800
Other long-term assets	5,299,200	3,361,400
Total assets	$195,346,900	$208,708,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$65,907,000	$75,512,600
Payroll, benefits and taxes	7,577,100	4,258,300
Income and sales tax liabilities	610,400	450,800
Accrued expenses and other current liabilities	3,040,800	4,244,400
Revolving line of credit	—	25,563,900
Lease liability, current	2,577,700	2,579,200
Total current liabilities	79,713,000	112,609,200

Revolving line of credit	26,001,400	—
Non-current lease liability	9,546,900	11,481,100
Other non-current liabilities	868,200	915,700
Total liabilities	116,129,500	125,006,000

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 8,750,920 shares issued and 8,740,670 shares outstanding as of December 27, 2020, and 14,354,368 shares issued and 8,577,549 shares outstanding as of March 29, 2020	103,300	101,400
Additional paid-in capital	66,765,600	65,318,500
Treasury stock, at cost, 10,250 shares as of December 27, 2020 and 5,776,819 shares as of March 29, 2020	(62,800)	(58,496,200)
Retained earnings	12,411,300	76,779,000
Total shareholders’ equity	79,217,400	83,702,700
Total liabilities and shareholders’ equity	$195,346,900	$208,708,700

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of (Loss) Income

	Fiscal Quarters Ended		Nine Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Revenues	$99,237,600	$100,844,000	$284,607,600	$303,174,700
Cost of goods sold	81,921,900	81,196,300	233,718,000	243,121,200
Gross profit	17,315,700	19,647,700	50,889,600	60,053,500
Selling, general and administrative expenses	23,606,800	21,994,800	65,927,100	68,457,600
Restructuring charge	—	—	—	488,000
Loss from operations	(6,291,100)	(2,347,100)	(15,037,500)	(8,892,100)
Interest expense, net	151,200	367,900	367,800	911,700
Loss from continuing operations before benefit from income taxes	(6,442,300)	(2,715,000)	(15,405,300)	(9,803,800)
Benefit from income taxes	(740,400)	(641,000)	(1,886,600)	(2,177,600)
Net loss from continuing operations	(5,701,900)	(2,074,000)	(13,518,700)	(7,626,200)
Income (loss) from discontinued operations, net of taxes	4,787,500	(2,947,400)	7,706,000	134,000
Net loss	$(914,400)	$(5,021,400)	$(5,812,700)	$(7,492,200)
Basic and diluted (loss) income per share
Continuing operations	$(0.66)	$(0.24)	$(1.56)	$(0.90)
Discontinued operations	$0.55	$(0.35)	$0.89	$0.02
Consolidated operations	$(0.11)	$(0.59)	$(0.67)	$(0.88)
Basic weighted-average common shares outstanding	8,699,937	8,541,020	8,658,205	8,517,838
Effect of dilutive options and other equity instruments	—	—	—	—
Diluted weighted-average common shares outstanding	8,699,937	8,541,020	8,658,205	8,517,838
Cash dividends declared per common share	$—	$0.20	$—	$0.60

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Proceeds from issuance of stock	23,676	200	132,500	—	—	132,700
Treasury stock purchases	(12,781)	—	—	(58,800)	—	(58,800)
Non-cash stock compensation expense	48,685	600	311,300	—	—	311,900
Net loss	—	—	—	—	(4,631,400)	(4,631,400)
Balance at June 28, 2020	8,637,129	102,200	65,762,300	(58,555,000)	72,147,600	79,457,100
Proceeds from issuance of stock	47,792	400	224,500	—	—	224,900
Treasury stock purchases	(2,250)	—	—	(14,100)	—	(14,100)
Non-cash stock compensation expense	7,500	100	316,600	—	—	316,700
Retirement of treasury stock	—	—	—	58,555,000	(58,555,000)	—
Net loss	—	—	—	—	(266,900)	(266,900)
Balance at September 27, 2020	8,690,171	102,700	66,303,400	(14,100)	13,325,700	79,717,700
Proceeds from issuance of stock	23,081	200	131,600	—	—	131,800
Treasury stock purchases	(8,000)	—	—	(48,700)	—	(48,700)
Non-cash stock compensation expense	35,418	400	330,600	—	—	331,000
Net loss	—		—	—	(914,400)	(914,400)
Balance at December 27, 2020	8,740,670	$103,300	$66,765,600	$(62,800)	$12,411,300	$79,217,400

Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	9,250	100	143,100	—	—	143,200
Treasury stock purchases	(10,488)	—	—	(189,100)	—	(189,100)
Non-cash stock compensation expense	41,256	400	338,500	—	—	338,900
Cash dividends paid	—	—	—	—	(1,702,600)	(1,702,600)
Net income	—	—	—	—	(2,492,800)	(2,492,800)
Balance at June 30, 2019	8,508,547	100,300	63,148,000	(57,803,200)	99,439,700	104,884,800
Proceeds from issuance of stock	19,236	200	283,600	—	—	283,800
Treasury stock purchases	(44,009)	—	—	(681,100)	—	(681,100)
Non-cash stock compensation expense	—	—	391,800	—	—	391,800
Exercise of stock options	48,125	500	680,600	—	—	681,100
Cash dividends paid	—	—	—	—	(1,704,200)	(1,704,200)
Net loss	—	—	—	—	22,000	22,000
Balance at September 29, 2019	8,531,899	101,000	64,504,000	(58,484,300)	97,757,500	103,878,200
Proceeds from issuance of stock	9,570	100	138,000	—	—	138,100
Treasury stock purchases	(824)	—	—	(11,900)	—	(11,900)
Non-cash stock compensation expense	2,530	—	212,700	—	—	212,700
Cash dividends paid	—	—	—	—	(1,709,500)	(1,709,500)
Net loss	—	—	—	—	(5,021,400)	(5,021,400)
Balance at December 29, 2019	8,543,175	$101,100	$64,854,700	$(58,496,200)	$91,026,600	$97,486,200

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 27, 2020	December 29, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,812,700)	$(7,492,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,135,100	2,870,200
Goodwill impairment	—	2,569,100
Gain on sale of discontinued operations	(3,020,800)	—
Non-cash stock-based compensation expense	959,600	943,400
Deferred income taxes and other	2,274,400	(2,250,500)
Change in trade accounts receivable	4,865,200	11,421,100
Change in product inventory	8,390,900	1,072,300
Change in prepaid expenses and other current assets	(3,347,300)	(1,317,900)
Change in other assets and other liabilities	(2,649,400)	20,200
Change in trade accounts payable	(7,916,100)	(11,496,300)
Change in payroll, benefits and taxes	3,318,800	(544,200)
Change in income and sales tax liabilities	159,600	(476,400)
Change in accrued expenses and other current liabilities	(745,300)	887,000
Net cash used in operating activities	(388,000)	(3,794,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(489,900)	(1,094,300)
Capital expenditures for internal use software	(8,563,400)	(4,942,000)
Proceeds from sale of discontinued operations	9,201,500	—
Net cash provided by (used in) investing activities	148,200	(6,036,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from revolving line of credit	437,500	14,978,700
Payments on debt	—	(2,300)
Proceeds from issuance of common stock	108,100	142,400
Cash dividends paid	—	(5,116,300)
Proceeds from exercise of stock options	—	680,600
Purchases of treasury stock and repurchases of stock from employees	(121,600)	(882,100)
Net cash provided by financing activities	424,000	9,801,000

Net increase (decrease) in cash and cash equivalents	184,200	(29,500)

CASH AND CASH EQUIVALENTS, beginning of period	50,000	30,300

CASH AND CASH EQUIVALENTS, end of period	$234,200	$800

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

On October 28, 2020, the Company entered into a definitive Inventory Purchase Agreement (the “Agreement”) which, at a closing held on December 2, 2020, resulted in the Company’s exit from its retail business through the sale to Voice Comm, LLC, a Delaware limited liability company (“Voice Comm”), of most of the Company’s retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets. The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. As a result, certain amounts have been reclassified on the balance and statement of (loss) income to conform with current period presentation. See Note 12, “Discontinued Operations”, for further information.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, and the methodology for calculating income taxes in an interim  period.  This ASU is effective for periods beginning after December 15, 2020.  The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements.

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheet as of December 27, 2020, consists of capitalized internally development computer software and an indefinite lived intangible asset. Capitalized internally developed computer software, net of accumulated amortization, was $15,616,600 and $10,362,000 as of December 27, 2020 and March 29, 2020, respectively. Amortization expense of capitalized internally developed computer software was $364,900 and $448,400 for the fiscal quarter ended December 27, 2020 and December 29, 2019, respectively. Amortization expense of capitalized internally developed computer software was $1,515,700 and $1,362,400 for the nine months ended December 27, 2020 and December 29, 2019, respectively. Indefinite lived intangible assets were $795,400 as of December 27, 2020 and March 29, 2020.

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 27, 2020 includes $331,000 and $959,600, respectively, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter and nine months ended December 29, 2019 includes $212,700 and $943,400, respectively, of non-cash stock-based compensation expense. Non-cash stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs), Restricted Stock, and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), the latter of which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the Plans, for the first nine months of fiscal 2021:

	Nine Months	Weighted
	Ended	Average Fair
	December 27,	Value at Grant
	2020	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	68,355	$15.00
PSUs Vested	(21,690)	14.21
PSUs Forfeited/Cancelled	(33,116)	15.69
Unvested shares available for issue under outstanding PSUs, end of period	13,549	$14.57

The PSUs cancelled during fiscal 2021 related primarily to the fiscal 2020 grant of PSUs, which had a one-year measurement period (fiscal 2020). These PSUs were cancelled because the applicable fiscal 2020 performance targets were not attained. Per the provisions of the 2019 Plan, the shares related to these forfeited and cancelled PSUs were added back to the 2019 Plan and became available for future issuance under the 2019 Plan.

If all unvested PSUs earned and outstanding as of December 27, 2020 are assumed to have then vested (and the underlying shares issued) in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs would be less than $0.1 million as of December 27, 2020, and would be expensed through fiscal 2022.

Restricted Stock Units: On May 15, 2020, July 24, 2020 and November 12, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 30,000 RSUs under the 2019 Plan to non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule that generally provides for the vesting of 25% of the award on or about each of May 15 of 2021, 2022, 2023 and 2024, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the applicable agreement) on each such date.

Changes in the composition of our Board during the third quarter of fiscal 2021, in connection with or occurring during the term of a consent solicitation initiated by certain of our stockholders towards the end of 2021 second fiscal quarter resulted in the accelerated vesting of 30,000 current and prior year RSUs and the issuance of a corresponding number of shares of Common Stock to departing directors,  during the third quarter.

Restricted Stock: On May 15, 2020 and July 24, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 65,821 shares of the Company’s common stock as restricted stock under the 2019 Plan to certain non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2021. The value of the restricted shares at the time of issue to each director was determined by the Compensation Committee to approximate the cash amount of the 2021 fiscal year board retainer per director. These shares of restricted stock were issued subject to a risk of forfeiture that will lapse in whole or in part on July 1, 2021, generally depending on the length of continued service of the recipient on the Board for fiscal 2021. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2021 and only in respect of those shares for which the risk of forfeiture has then lapsed.

As of December 27, 2020, there was approximately $0.2 million of total unrecognized compensation cost related to all outstanding RSUs and restricted stock, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

In addition, on May 15, 2020, performance-based stock options for an aggregate of 65,000 shares of common stock were granted under the 2019 Plan to certain officers of the Company. These stock options also had exercise prices equal to the market price of the Company’s stock on the grant date, and the terms thereof also provide for 25% vesting after one year and then 1/36 per month over the following three years, but these stock options also imposed two shorter term performance-based milestones, with the satisfaction of each milestone imposed as an additional condition to vesting of one-half of each option award. The performance metrics associated with these stock options were not met and therefore, no net expense is being recognized in fiscal 2021. Half of the 65,000 options were cancelled as of October 1, 2020, and the underlying shares were returned to the 2019 Plan and became available for future issuance under the 2019 Plan. The other half of the options will be cancelled as of December 31, 2020, and the underlying shares will then be returned to the 2019 Plan, and become available for future issuance under the 2019 Plan.

The grant date value of the Company’s stock options is determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant.  The value of each option is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility, or interest rates over time, provided the option remains outstanding.

The following tables summarize the pertinent information for outstanding options.

	Nine Months	Weighted
	Ended	Average Fair
	December 27,	Value at Grant
	2020	Date (per unit)
Unvested options, beginning of period	465,374	$2.38
Options Granted	225,000	2.00
Options Forfeited/Cancelled	(95,125)	3.52
Options Vested	(165,188)	3.28
Unvested options, end of period	430,061	1.58

			December 27, 2020
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2021	225,000	$4.52	182,500	-
2020	405,000	$13.54	341,000	117,084
2019	66,500	$16.31	35,000	21,561
2018	230,000	$15.12	80,000	69,791
2017	410,000	$12.57	263,958	263,961
2016	100,000	$22.42	40,000	40,000
Total			942,458	512,397

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2021	46.68%	1.16%	0.00%	4.0	$2.00
2020	35.88%	2.00%	5.82%	4.0	$2.53
2019	35.59%	3.11%	4.99%	4.0	$3.38

The above tables do not reflect the cancellation as of December 31, 2020 of the remaining one half of the 65,000 performance-based options, as discussed above. As of December 27, 2020, there was approximately $0.8 million of total unrecognized compensation costs related to these options, assuming all shares are earned. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

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

In addition to increasing the Company’s borrowing limit, and among other modifications, the Amended and Restated Credit Agreement extended the maturity date of the secured Revolving Credit Facility to October 19, 2021. The Amended and Restated Credit Agreement also set forth financial covenants, including a fixed charge coverage ratio to be maintained at any time during which the borrowing availability, as determined in accordance with the Amended and Restated Credit Agreement, falls below $10 million, as well as terms that could have limited our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters. The Amended and Restated Credit Agreement provided for a $5.0 million sublimit for the issuance of standby letters of credit, a $12.5 million sublimit for swingline loans and an accordion feature which, subject to certain conditions, could increase the aggregate amount of the commitments to up to $125 million, with the optional commitments being provided by existing Lenders or new lenders reasonably acceptable to the Administrative Agent. No Lender was obligated to increase its commitment. Availability was determined in accordance with a Borrowing Base, which included not only Eligible Receivables but also Eligible Inventory and was generally: (A) the sum of (i) 85% of Eligible Receivables; (ii) the Inventory Formula Amount for all Eligible Inventory aged less than 181 days; and (iii) the lesser of (x) $4 million and (y) the Inventory Formula Amount for all Eligible Inventory aged at least 181 days; minus (B) Reserves.

Borrowings under the Amended and Restated Credit Agreement initially accrued interest from the applicable borrowing date at an Applicable Rate equal to the Eurodollar Rate plus the Applicable Margin. The Eurodollar Rate was defined as the rate per annum obtained by dividing (i) LIBOR by (ii) a percentage equal to 1.00 minus the Eurodollar Reserve Percentage. When the Applicable Rate was the Eurodollar Rate plus the Applicable Margin, the Applicable Margin was 1.50% if Average Availability was greater than or equal to $15 million, and 1.75% otherwise.  Under certain circumstances, the Applicable Rate was subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.  Following an Event of Default, in addition to changing the Applicable Rate to the Base Rate plus the Applicable Margin, the Lenders’ could at their option set the Applicable Margin at 0.50% if the Base Rate applied or 1.75% if the Eurodollar Rate applied, and increase the Applicable Rate by an additional 200 basis points. The Applicable Rate adjusted on the first Business Day of each calendar month.  The Company was required to pay a monthly Commitment Fee on the average daily unused portion of the secured Revolving Credit Facility provided for pursuant to the Amended and Restated Credit Agreement, at a per annum rate equal to 0.25%.

In connection with the entering into of the Amended and Restated Credit Agreement, the Company, the other Company affiliate borrowers under the Amended and Restated Credit Agreement and other subsidiaries of the Company executed and delivered to SunTrust Bank, as Administrative Agent, a Reaffirmation Agreement, pursuant to which their obligations under a Guaranty and Security Agreement previously delivered by them in connection with the secured Revolving Credit Facility as previously existing (including a previously existing guaranty by those of them not otherwise Borrowers and a previously existing grant by the Company and the guarantors of a continuing first priority security interest in inventory, accounts receivable and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and all proceeds) were ratified and confirmed as respects the Obligations arising from time to time under the secured Revolving Credit Facility provided for under the Amended and Restated Credit Agreement, and as respects certain other obligations to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Borrowings could be used for working capital and other general corporate purposes, as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. The line of credit had a lockbox arrangement associated with it and therefore the outstanding balance was classified as a current liability on our balance sheet.

On October 29, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated the secured Revolving Credit Facility discussed above. Terms used, but not defined, in this and the following nine (9) paragraphs have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement.

The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. The 2020 Revolving Credit Facility includes a $5.0 million letter of credit sublimit and provides for the issuance of Swing Loans. The applicable Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the 2020 Revolving Credit Facility to an aggregate commitment amount of up to $125 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of $4 million and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

Borrowings initially accrue interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin of 2.25% until the March 31, 2021 financial statements are delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then 2.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then 2.00%; (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% per annum until the March 31, 2021 financial statements are delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then 1.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then 1.00%. The Credit Agreement contains a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement. On December

27, 2020, the interest rate applicable to borrowings under the secured 2020 Revolving Credit Facility was 4.50%.

Following an Event of Default, the Lenders’ may at their option increase the applicable per annum rate to a rate equal to two percentage points above such rate and, with certain events of default such increase is automatic.

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the 2020 Revolving Credit Facility, at a per annum rate equal to 0.25%.

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

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of December 27, 2020, borrowings under the secured 2020 Revolving Credit Facility totaled $26.0 million and, therefore, the Company had $49.0 million available for borrowing as of December 27, 2020, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced above.

The Company is required to make certain prepayments under the 2020 Revolving Credit Facility under certain circumstances, including from net cash proceeds from certain asset dispositions in excess of certain thresholds.

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

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the Credit Agreement and other operating subsidiaries of the Company (collectively, the “Loan Parties”), and Wells, as Administrative Agent, the Obligations, which include the obligations under the Credit Agreement, are guaranteed by the Loan Parties, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) Accounts, Books, Chattel Paper, Deposit Accounts, General Intangibles, Inventory, Negotiable Collateral, Supporting Obligations, Money, Cash Equivalents or other assets that come into the possession, custody or control of the Agent or any Lender, and related assets, and the proceeds and products of any of the foregoing (the “Collateral”). The security interests in the Collateral are in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time. The Obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Note 7. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the fiscal quarter ended and nine months ended December 27, 2020 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,782,254 for the fiscal quarter ended December 27, 2020, and 8,746,532 for nine months ended December 27, 2020, respectively, if the Company was in a positive earning position. At December 27, 2020, stock options with respect to 942,458 shares of common stock were outstanding, of which 779,958 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of December 27, 2020.

Note 8. Business Segment

After exiting our Retail business, the Company operates as one business segment. The Company will continue to present revenue and gross profit by the following customer markets: (1) public carriers, which are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets. Due to the exit of the Retail business, certain corporate costs have been reclassified to our continuing operations.

Market activity for the third quarter and first nine months of fiscal years 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Revenues
Public carrier	$42,923	$37,793	$114,810	$110,448
Value-added resellers and integrators	56,315	63,051	169,798	192,727
Total revenues	$99,238	$100,844	$284,608	$303,175

Gross Profit
Public carrier	$4,780	$4,508	$12,078	$13,621
Value-added resellers and integrators	12,536	15,139	38,812	46,432
Total gross profit	$17,316	$19,647	$50,890	$60,053

Note 9. Leases

The Company leases certain office spaces and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Consolidated Balance Sheet.

Quantitative information regarding the Company’s leases is as follows:

Nine Months Ended
December 27, 2020
Operating lease expense	$2,565,300

As of December 27, 2020
Maturities of lease liabilities by fiscal year are as follow:
2021	$809,200
2022	3,164,000
2023	3,018,300
2024	2,725,700
2025	2,609,900
Thereafter	1,987,600
Total	14,314,700
Less: present value discount	(2,190,100)
Present value of lease liabilities	$12,124,600

Weighted-average discount rate:	3.9%
Weighted-average remaining lease term	4.7 years

Note 10. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the nine months ended December 27, 2020 and December 29, 2019, the aggregate value of the shares withheld totaled $121,600 and $882,100, respectively.

Note 11. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter ended December 27, 2020 and December 29, 2019, revenue from the Company’s largest customer accounted for 15.3% and 16.2% of revenue from continuing operations, respectively.

For the nine months ended December 27, 2020 and December 29, 2019, revenue from the Company’s largest customer accounted for 12.3% and 13.7% of revenue from continuing operations, respectively.

For the fiscal quarter ended December 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 30.2% of revenue from continuing operations. For the fiscal quarter ended December 29, 2019, sales of products purchased from the Company’s largest supplier accounted for 30.3% of revenue from continuing operations. No other suppliers accounted for more than 10% of consolidated revenue.

For the nine months ended December 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 27.9% of revenue from continuing operations. For the nine months ended December 29, 2019, sales of products purchased from the Company’s largest supplier accounted for 29.6% of revenue from continuing operations. No other suppliers accounted for more than 10% of consolidated revenue.

Note 12. Discontinued Operations

At a closing on December 2, 2020, the Company sold most of its retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets to Voice Comm, LLC (Voice Comm). Cash proceeds of $9.5 million were received at closing, which occurred during the third quarter of fiscal 2021. As part of the sale agreement, the Company is entitled to royalty payments of up to $3.0 million in the aggregate on the sale of Ventev branded products by Voice Comm over a four-year period after the closing. Additionally, future customer returns to the Company may be resold to Voice Comm over a two-year period after the closing.

As a result of the disposal described above, the operating results of the former Retail segment has been included in Income (loss) from discontinued operations, net of taxes, in the Consolidated Statements of (Loss) Income for all periods presented. The pre-tax gain on the sale for the fiscal quarter ended December 27, 2020 of $3.0 million includes costs to sell the inventory and exit the Retail business.

The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the three and nine months ended December 27, 2020 and December 29, 2019:

	Fiscal Quarters Ended		Nine Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019

Revenues	$26,413,900	$38,734,200	$80,512,800	$108,943,700
Cost of goods sold	21,529,700	35,307,600	67,704,600	94,340,100
Gross profit	4,884,200	3,426,600	12,808,200	14,603,600
Selling, general and administrative expenses	3,215,700	4,484,300	7,442,000	11,863,200
Goodwill impairment	—	2,569,100	—	2,569,100
Income (loss) from operations	1,668,500	(3,626,800)	5,366,200	171,300
Gain on disposal	3,020,800	—	3,020,800	—
Income (loss) before provision for (benefit from) income taxes	4,689,300	(3,626,800)	8,387,000	171,300
(Benefit from) provision for income taxes	(98,200)	(679,400)	681,000	37,300
Net income (loss) attributable to discontinued operations	$4,787,500	$(2,947,400)	$7,706,000	$134,000

The financial results reflected above may not fully represent our former Retail segment stand-alone operating net profit, as the results reported within Income (loss) from discontinued operations, net of taxes, include only certain costs that are directly attributable to this former segment and exclude certain corporate overhead and operational costs that may have been previously allocated for each period.

The following table summarizes the major classes of assets attributable to discontinued operations that are included in the Current portion of assets held for sale in the Company’s consolidated balance sheets as of December 27, 2020 and March 29, 2020:

	December 27,	March 29,
	2020	2020

ASSETS
Product inventory, net	$2,684,200	$18,849,900
Current portion of assets held for sale	$2,684,200	$18,849,900

The product inventory remaining at December 27, 2020 represents Retail inventory that was not sold to Voice Comm.  Management intends to sell through this inventory in the near term in alignment with the plan to exit the Retail business.

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for the nine months ended December 27, 2020 and December 29, 2019 was $10.6 million and $5.7 million, respectively. Cash provided by investing activities from discontinued operations for the nine months ended December 27, 2020 and December 29, 2019 was $9.2 million and $0 million, respectively.

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

At a closing on December 2, 2020, we sold most of our retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets to Voice Comm, LLC (Voice Comm). Cash proceeds of $9.5 million were received at closing, which occurred during the third quarter of fiscal 2021. As part of the sale agreement, we are entitled to royalty payments, up to $3.0 million in the aggregate, on the sale of Ventev branded products by Voice Comm over a four-year period after closing. Additionally, some customer returns we receive may be resold to Voice Comm over a two-year period after closing. As a result of the disposal, the operating results of our former Retail segment have been included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of (Loss) Income for all periods presented.

As a result of this sale and our exit from the Retail business during the third quarter of fiscal 2021, we now operate as one business segment.

We provide certain information within two key markets:  (1) public carriers, which are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets.

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

Results of Continuing Operations

Third quarter of Fiscal Year 2021 Compared with Third quarter of Fiscal Year 2020

Total Revenues. Revenues for the third quarter of fiscal 2021 decreased 1.6% compared with the third quarter of fiscal 2020. Revenues in our value-added resellers and integrators market decreased 10.7%, partially offset by a 13.6% increase in revenue in our public carrier market. This increase in the public carrier market was due to gaining additional market share and increased purchases from two of our largest customers this quarter. This decline in revenues in our value-added resellers and integrators market was largely driven by a combination of continued headwinds from the economic downturn, and the impact of COVID-19.

Cost of Goods Sold. Cost of goods sold for the third quarter of fiscal 2021 increased 0.9% compared with the third quarter of fiscal 2020. Cost of goods sold in our public carrier market increased by 14.6%, and cost of goods sold in our value-added resellers and integrators market decreased by 8.6%, in each case for the third quarter year over year. These changes in cost of goods sold in both markets were largely driven by changes in revenue and customer mix, as discussed above.

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

Total Gross Profit. Gross profit for the third quarter of fiscal 2021 decreased by 11.9% compared to the third quarter of fiscal 2020. This decrease was primarily due to customer mix as the lower margin public carrier market made up a larger percentage of total revenue in this quarter as compared to the prior year quarter. Gross profit margin in our public carrier market decreased to 11.1% from 11.9% in the same quarter last year. Gross profit margin in our value-added resellers and integrators market decreased to 22.3% in the third quarter of fiscal 2021 from 24.0% in the same quarter last year. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers with lower margins. As a result of these drivers on gross profit and change in the mix of overall revenues by market, gross profit margin decreased to 17.4% in the third quarter of fiscal 2021, compared to 19.5% in the third quarter of fiscal 2020.

Selling, General, Administrative and Goodwill Impairment Expenses. Total selling, general and administrative expenses increased by $1.6 million for the third quarter of fiscal 2021, compared to the third quarter of fiscal 2020. Selling, general and administrative expenses as a percentage of revenues increased from 21.8% for the third quarter of fiscal 2020, to 23.8% for the third quarter of fiscal 2021.

The increase in our selling, general and administrative expenses was primarily due to an increase of $3.3 million in corporate support expense, partially offset by a $1.3 million decrease in compensation and benefit expense during the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020. The increase in corporate support expense is primarily due to costs related to the Company’s response to a consent solicitation initiated by a shareholder group just prior to the end of the second quarter and completed during the third quarter of fiscal 2021. The reduction in compensation and benefit expense was related to lower operations costs and reductions in health insurance costs.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt expense of $7,500 and $446,800, for the three months ended December 27, 2020 and December 29, 2019, respectively.

Interest, Net. Net interest expense decreased from $367,900 for the third quarter of fiscal 2020 to $151,200 for the third quarter of fiscal 2021. A decrease in the average amount outstanding resulted in decreased interest expense under our secured Revolving Credit Facility and 2020 Revolving Credit Facility in the 2021 third fiscal quarter (discussed in Note 6 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). In addition, capitalized interest increased from $32,500 from the third quarter of fiscal 2020 to $145,300 for the third quarter of fiscal 2021.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 23.6% for the third quarter of fiscal 2020 to 11.5% for the third quarter of fiscal 2021. The decrease in the effective tax rate resulted from changes in rates applicable to net operating loss carrybacks and valuation allowances. We expect the tax rate to be higher for the rest of the fiscal year. Net loss from continuing operations increased 174.9% and diluted loss per share from continuing operations increased from $(0.24) to ($0.66) for the third quarter of fiscal 2021, compared to the corresponding prior-year quarter.

Discontinued Operations. Net income from discontinued operations was $4.8 million for the third quarter of fiscal year 2021 compared to a loss of $2.9 million for the third quarter of fiscal year 2020. The increase in net income was due to a $3.0 million gain on the sale of inventory to Voice Comm as discussed above, as well as sales to higher margin customers and lower selling, general and administrative expenses due to the sale of Retail inventory and exit from the Retail business during the quarter. Additionally, the company recorded a goodwill impairment of $2.6 million related to the Retail business during the third quarter of fiscal year 2020. See footnote 12, “Discontinued Operations”, for further discussion.

First Nine Months of Fiscal Year 2021 Compared with First Nine Months of Fiscal Year 2020

Total Revenues. Revenues for the first nine months of fiscal 2021 decreased 6.1% compared with the first nine months of fiscal 2020. Revenues in our value-added resellers and integrators market decreased 11.9%, partially offset by an increase of 3.9% in revenue in our public carrier market. The increase in the public carrier market is primarily due to gaining additional market share. The decline in our value-added resellers and integrators market was largely driven by a combination of continued headwinds from the economic downturn, and the impact of COVID-19.

Cost of Goods Sold. Cost of goods sold for the first nine months of fiscal 2021 decreased 3.9% compared with the first nine months of fiscal 2020. Cost of goods sold in our value-added resellers and integrators market for the first nine months of fiscal 2021 decreased by 10.5%, partially offset by a 6.1% increase in cost of goods sold in our public carrier market for the first nine months of fiscal 2021, in each case compared to the first nine months of the prior fiscal year. These changes in cost of goods sold in both markets were largely driven by changes in revenue and customer mix, as discussed above.

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

Total Gross Profit. Gross profit for the first nine months of fiscal 2021 decreased by 15.3% compared to the first nine months of fiscal 2020. This decrease was largely due to lower sales volume. Gross profit margin in our public carrier market decreased to 10.5% in the first nine months of fiscal 2021 from 12.3% in the same period last year. Gross profit margin in our value-added resellers and integrators market decreased to 22.9% in the first nine months of fiscal 2021, from 24.1% in the first nine months of fiscal 2020. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers with lower margins. As a result of these drivers on gross profit, gross profit margin decreased to 17.9% in the first nine months of fiscal 2021, compared to 19.8% in the first nine months of fiscal 2020.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased by $2.5 million for the first nine months of fiscal 2021, compared to the first nine months of fiscal 2020. Selling, general and administrative expenses as a percentage of revenues increased from 22.6% for the first nine months of fiscal 2020, to 23.2% for the first nine months of fiscal 2021.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $4.8 million in compensation and benefit expense, partially offset by a $2.9 million increase in corporate support expense during the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020. These changes are primarily due to costs related to the Consent Solicitation and lower operations costs.

We also incurred a $0.5 million restructuring charge related to severance expense for the first nine months of fiscal 2020. No such charges were incurred during fiscal 2021.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense of $780,600 and bad debt expense of $474,200 for the nine months ended December 27, 2020 and December 29, 2019, respectively.

Interest, Net. Net interest expense decreased from $911,700 for the first nine months of fiscal 2020 to $367,800 for the first nine months of fiscal 2021. Decreases in interest rates have resulted in decreased interest expense under our secured Revolving Credit Facility (discussed in Note 6 to our Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q). In addition, capitalized interest increased from $37,500 for the first nine months of fiscal 2020 to $252,200 for the first nine months of fiscal 2021.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 22.2% for the first nine months of fiscal 2020 to 12.2% for the first nine months of fiscal 2021. The decrease in the effective tax rate resulted from changes in rates applicable to net operating loss carrybacks and valuation allowances. We expect the tax rate to be higher for the rest of the fiscal year. Net loss from continuing operations increased 77.3% and diluted loss per share from continuing operations increased from $(0.90) to ($1.56) for the first nine months of fiscal 2021, compared to the first nine months of fiscal 2020.

Discontinued Operations. Net income from discontinued operations was $7.7 million for the first nine months of fiscal year 2021 compared to $0.1 million for the first nine months of fiscal year 2020. The increase in net income was due to a gain of $3.0 million on the sale of inventory and other assets related to our Retail segment, lower selling costs due to lower revenue and shipments, as well as lower selling, general and administrative expenses due to the sale of these Retail assets and our exit from the Retail segment during the third quarter of fiscal year 2021. Additionally, the Company recorded a goodwill impairment of $2.6 million related to the Retail business during the third quarter of fiscal year 2020. See Note 12, “Discontinued Operations”, for further discussion.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the nine months ended December 27, 2020 and December 29, 2019.

	Nine Months Ended
	December 27, 2020	December 29, 2019
Cash flow used in operating activities	$(388,000)	$(3,794,200)
Cash flow provided by (used in) investing activities	148,200	(6,036,300)
Cash flow provided by financing activities	424,000	9,801,000
Net increase (decrease) in cash and cash equivalents	$184,200	$(29,500)

Net cash used in operating activities was $0.4 million for the first nine months of fiscal 2021, compared with net cash used in operating activities of $3.8 million for the first nine months of fiscal 2020. The fiscal 2021 outflow was due to the net loss, a decrease in accounts payable, and a gain on the sale of retail assets, partially offset by the decrease in accounts receivable and inventory.

Net cash provided by investing activities was $0.1 million for the first nine months of fiscal 2021, compared to $6.0 million used in the first nine months of fiscal 2020. The fiscal 2021 inflow was due to the cash proceeds received from the sale of our Retail inventory, partially offset by capital expenditures, largely comprised of investments in information technology. Cash used in fiscal 2020 was due to capital expenditures, largely comprised of investments in information technology.

Net cash provided by financing activities was $0.4 million for the first nine months of fiscal 2021, compared to net cash provided by financing activities of $9.8 million for the first nine months of fiscal 2020. We utilized our asset based secured Revolving Credit Facility during the first nine months of fiscal 2021, leading to a cash inflow of $0.4 million during this period. During the first nine months of fiscal 2020, we utilized our asset based secured Revolving Credit Facility, leading to a cash inflow of $15.0 million during this period. This inflow was partially offset by a cash outflow of $5.1 million during the first nine months of fiscal 2020 due to cash dividends paid to shareholders. No cash dividend was paid during the first nine months of fiscal 2021.

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. As of December 27, 2020, borrowings under the secured 2020 Revolving Credit Facility totaled $26.0 million; therefore, we then had $49.0 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 6 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash, payments from customers and availability under the secured 2020 Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several years on business opportunities for sales to our public carrier customers led to the recent expansion of our borrowing limits, as now reflected in the 2020 secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the current facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 27, 2020, we do not have any material capital expenditure commitments.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: the impact and results of any new or continued activism activities by Robert B. Barnhill, Jr. and/or other activist investors; termination or non-renewal of limited duration agreements or arrangements with our vendors and affinity partners that are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers or relationships, including affinity relationships; loss of customers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; the strength of our customers', vendors' and affinity partners' business; increasingly negative or prolonged adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our vendors or customers, including their access to capital or liquidity or our customers’ demand for, or ability to fund or pay for, our products and services; our dependence on a relatively small number of suppliers and vendors, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affects gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; system security or data protection breaches; technology changes in the wireless communications industry, or technological failures, which could lead to significant inventory obsolescence and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition, including from manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our vendors and customers; our inability to access capital and obtain financing as and when needed; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain our key professionals, management and staff; health epidemics or pandemics or other outbreaks or events, or national or world events or disasters beyond our control, which includes continuing restrictions resulting from the COVID-19 pandemic, actions taken in response to the COVID-19 pandemic, and any localized impact of the COVID-19 pandemic, which adversely affect our personnel or operations or our ability to fulfill orders, complete implementations, or recognize revenue; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits and claims are filed against us from time to time in the ordinary course of business. We do not believe that any lawsuits or claims currently pending against the Company, individually or in the aggregate, are material, or will have a material adverse effect on our financial condition or results of operations. In addition, from time to time, we are also subject to review from federal and state taxing authorities in order to validate the amounts of income, sales and/or use taxes which have been claimed and remitted. Currently, our Florida sales tax returns for the period February 1, 2018 through July 31, 2018 and our California sales tax returns for the period January 1, 2018 through December 31, 2018 are under examination by applicable taxing authorities.

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

Risks Related to our Exit from the Retail Business

We may not receive all of the potential payments to us under the terms of the Inventory Purchase Agreement applicable to our exit from the Retail business, or we may otherwise realize less net cash from the sale than expected.

In addition to amounts already paid to us, there are a number of payment obligations between the parties under the terms of the Inventory Purchase Agreement with Voice Comm LLC. These include post-closing adjustments, potential payments to us in respect of certain future re-sales by Voice Comm of retail inventory purchased from us, potential royalty payments to us related to Voice Comm’s sale of Ventev-branded mobile accessory products, and warranty and indemnity obligations. We may not receive all of the payments due to us under the terms of the Inventory Purchase Agreement, or may be required to make payments to Voice Comm in the form of adjustments or otherwise, and accordingly, we may realize less overall net cash from the sale than we might otherwise anticipate. In addition, we have not transferred but have instead retained our receivables related to our historical Retail business, and those receivables will remain subject to risks typically associated with receivables, including collection risks.

The Inventory Purchase Agreement with Voice Comm exposes us to contingent liabilities and other risks that could adversely affect our business or financial condition.

Pursuant to the Inventory Purchase Agreement, we have made customary representations and warranties and the parties have agreed to indemnify each other for breaches of representations, warranties and covenants contained in the Inventory Purchase Agreement. The Inventory Purchase Agreement also subjects us to other risks typical in business transactions of this type, including payment and performance risks. The terms of the Inventory Purchase Agreement are complex and address all aspects of our Retail business, including return of sold inventory, product warranty obligations, and customer and vendor relationships, among others. Should disputes arise or should we incur liability for breach of any of these representations, warranties or obligations, or should any of these other risks materialize, our business, financial condition or results of operations could be materially adversely affected.

Our long term business prospects will depend on the success of our Commercial business.

As a result of our exit from the Retail business, our Commercial business is our sole remaining cash-generating business, and our overall business has become less diverse. Our long term business prospects will, therefore, be dependent almost entirely on the success of our Commercial business and any other businesses that we pursue.

The Inventory Purchase Agreement with Voice Comm imposes non-compete obligations on us and our affiliates.

Under the terms of the Inventory Purchase Agreement, the Company has agreed, on behalf of itself and its affiliates (including any owner of a majority of Tessco), not to compete with Voice Comm’s retail business as operated by the Company at closing, for a period of five years after the closing date. Tessco will, however, retain the ability to continue to supply retail products to its commercial customers; and other exceptions to the non-compete obligation allow Tessco to divest itself of Retail inventory not acquired by Voice Comm. The overall non-compete obligation may, however, be terminated early by us upon the occurrence of certain change in control events and the payment to Voice Comm of certain agreed upon amounts (approximately $5,000,000, initially), which diminishes ratably over the five year non-compete period. Disagreements may arise between the parties as to the scope and meaning of the non-compete obligations and the various exceptions, which could be disruptive and subject us to claims for damages or specific performance of the non-compete obligations.

Risks Related to Future Stockholder Activism

Our business could be negatively impacted as a result of any future consent solicitation and other activism activities by Robert B. Barnhill, Jr. and certain other participants in his consent solicitation and/or other activist investors.

Mr. Robert B. Barnhill Jr. holds approximately 18% of our outstanding common stock.  In September 2020, Mr. Barnhill and persons acting together with Mr. Barnhill initiated a consent solicitation to seek the consent of our stockholders holding at least a majority of our outstanding shares of common stock to, among other things, remove five members of our Board and replace them with four director candidates identified by Mr. Barnhill (the “Consent Solicitation”). Consents solicited during the Consent Solicitation were delivered to the Company on December 11, 2020.

The Consent Solicitation and the Company’s response to it has resulted in, significant distraction for management and significant costs to the Company.  Further, Consent Solicitations or other activities by Mr. Barnhill or by other activist shareholders could result in yet additional distractions and costs and could lead to a materially adverse impact on our business or operating results.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2020 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 27, 2020 and December 29, 2019; (ii) Consolidated Balance Sheet at December 27 and March 29, 2020; (iii)  Consolidated Statement of Cash Flows for the three months ended December 27, 2020 and December 29, 2019; and (iv) Notes to Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 5, 2021
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)