Form 10-K
period 2021-03-28
TESSCO TECHNOLOGIES INC
filed 2021-06-11
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 28, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value	TESS	Nasdaq

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on Nasdaq as of September 27, 2020, was $37,234,870.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 2, 2021, was 8,886,031.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders, scheduled to be held July 29, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (which we sometimes refer to as “Tessco”, “we”, or the “Company”) is a value-added technology distributor, manufacturer, and solutions provider serving customers in the wireless infrastructure market. The Company was founded more than 35 years ago with a commitment to deliver industry-leading products, knowledge, solutions, and customer service. Tessco supplies over 48,000 products from more than 300 of the industry’s top manufacturers in mobile communications, Wi-Fi, Internet of Things, 5G, wireless backhaul, and more. Tessco is a single source for outstanding customer experience, expert knowledge, and complete end-to-end solutions for the wireless industry.

On December 2, 2020, we sold most of our retail inventory and certain other retail-related assets to Voice Comm, LLC (“Voice Comm”). In connection with this sale, we assigned or licensed our Ventev®- related intellectual property, including the Ventev® trademark to Voice Comm for their use in connection with the sale of mobile device and accessory products. Together, this resulted in the Company’s exit from its Retail business.  Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation and certain prior period amounts have been reclassified on the Consolidated Balance Sheets and Consolidated Statements of (Loss) Income to conform with current period presentation. See Note 19, “Discontinued Operations”, for further information.  Additionally, the narrative discussion presented below in this Item 1 of this Annual Report, is specific to the continuing operations of the Company (formerly, our Commercial segment), unless otherwise noted.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors, integrators, private system operators (including railroads, utilities, mining operators and oil and gas operators), federal, state and local governments, manufacturers, national solutions providers (NSPs) and value-added resellers. We currently serve an average of approximately 3,800 different customers per month.

We provide our customers with products and solutions to help them support these primary applications:

●	Broadband
●	DAS (Distributed Antenna Systems) for In-Building Cellular and Public Safety Coverage
●	First Responder Communications and FirstNet™
●	IoT (Internet of Things)
●	Microwave
●	Power Systems
●	Small Cell and Macro Cell Wireless Base Station Infrastructure, including 5G buildouts
●	In-Vehicle and Mobile Communications
●	Wi-Fi Networks
●	Test and Maintenance
●	Wireless Backhaul
●	CBRS (Citizens Broadband Radio Service) and PLTE (Private Long-Term Evolution)

We source and develop our product offerings from leading manufacturers throughout the world, and also offer innovative, high quality products developed and manufactured under our proprietary brand, Ventev®, to our customers. In connection with the recent sale to Voice Comm of Retail business assets, we licensed or assigned to Voice Comm certain intellectual property rights, including our Ventev® brand as it relates to mobile device accessory products. We generally retain rights to the Ventev® brand as it relates to other than mobile device and accessory products.

Our operational platform removes complexity for customers and suppliers by streamlining the management of the supply chain and lowering total inventory and cost by providing the option of guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on Nasdaq (symbol: TESS), since 1994. We operate under ISO 9001:2015 and TL 9000:2016-V R6.2/5.7 registrations.

For information regarding our website address and regarding material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 28, 2021.

Customers

After exiting our Retail business, we operate as one business segment, formerly referred to as our Commercial segment, which consists of the following two markets: (1) public carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

Sales to the public carrier market accounted for approximately 40% of our fiscal year 2021 revenues, and sales to the value-added resellers and integrator market accounted for 60% of fiscal year 2021 revenues.

Our top ten customer relationships were responsible for 34% of our revenue for fiscal year 2021, and revenue from our largest customer accounted for 11% of our revenues.

Approximately 97% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 50 countries. Due to our diverse product offering and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, our base station infrastructure sales could be affected by weather conditions or events in the United States, especially in our fourth fiscal quarter.  Our fourth quarter is also at times impacted by delays in our customers’ calendar year budget approval processes.

Products

We principally offer competitively priced, manufacturer branded products, ranging from simple hardware items to sophisticated test equipment, with per item prices ranging from less than $1 to over $50,000 and gross profit margins ranging from less than 5% to 99%. We offer products broadly classified into the following three categories: base station infrastructure; network systems; and installation, test and maintenance products.

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

While we principally provide manufacturer branded products, a variety of products are developed, manufactured and offered under our own brand, Ventev®. These products generally consist of network infrastructure products, such as radio enclosures, power products, cable and antennas. Sales of Ventev® products were 8% of our revenues in fiscal year 2021.

Tessco’s Technical Services and Solutions Development teams are a key element of our offering as a value-added distributor. This includes Sales Engineering, Solution Architects, System Designers and Customer Technical Support (“CTS”). The broad product and supplier knowledge along with the multiple supplier certifications have also been recognized as a great benefit by our supplier partners and customers. The Sales Engineers provide regional coverage supporting Tessco’s customers on the total Solution portfolio. Solution Architects are specialists in their area of expertise providing consultation and system design. The CTS team are product level experts ensuring the correct devices are specified based on the application. This team can also recommend additional ancillary products (antennas, cables, power, enclosures, etc.) needed to provide a complete solution for the customer’s application. These services, other than design services, which comprise an immaterial portion of our revenue, are provided as a complete offering and are not billed in addition to the product.

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

Revenues from sales of products purchased from our largest wireless infrastructure supplier accounted for 29% of fiscal year 2021 continuing operations revenues. Sales of products purchased from our ten largest wireless infrastructure suppliers generated approximately 53% of our total fiscal year 2021 revenues. No other individual supplier accounted for more than 10% of sales.

The amount of purchases we make from each of our approximately 300 suppliers may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our suppliers, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our suppliers depends on being able to reach and maintain agreements with these suppliers on acceptable business terms.  In addition, the agreements and arrangements on which most of our larger supplier relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months or otherwise short notice.  Generally, we believe that alternative sources of supply are available for many of the product types we carry, although we may be unable, or find it more difficult, to source branded products from other than the manufacturer.

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

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

●	Understanding and anticipating customers' needs and building solutions by cultivating lasting relationships;
●	Providing customers with sales, service and technical support, 24 hours a day, 7 days a week, 365 days a year;
●	Providing customers what they need, when and where they need it by delivering integrated product and supply chain solutions; and
●	Helping customers enhance their operations by providing real-time order tracking and performance measurement.

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are focused on our customers across these broad markets: 1) public carriers, and 2) value-added resellers and integrators.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We understand and anticipate our customers’ needs, resulting in comprehensive solutions and long-lasting relationships. Our customer base includes more than 270,000 fully opted in contacts across the full breadth of the wireless industry, with over 250,000 additional active contacts in our database, representing potential new customers. We are able to identify each contact’s unique need for information and the way in which they wish to receive it.  This can include targeted marketing materials, including email marketing, web marketing, advertisements, direct mailers, and trade show marketing, to drive purchases and new business development. For instance, our email publication The Wireless Update is sent to a targeted list of 108,000 contacts each week.

Our dedicated sales team provides customer service and maintains key information about every customer or potential customer utilizing our Customer Relationship Management (CRM) and marketing automation tools ensuring a positive experience at every interaction and allowing us to identify promising leads and allocate resources to convert them to customers. We serve approximately 3,800 customers each month and our goal is to create an experience that nurtures loyalty among our customers and delivers mutually beneficial outcomes in every transaction.

Solutions Development and Engineering and Product Management: We actively monitor advances in technologies and industry trends, through both market research and continual customer and manufacturer interaction to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our personnel, including those we refer to as “Solution Architects” offer applications engineering to market-specific needs such as:

●	DAS (Distributed Antenna Systems), Cellular and Public Safety IoT (Internet of Things)
●	Two-Way/LMR (Land Mobile Radio)
●	Wireless Networks
●	PLTE
●	Broadband
●	Macro and Small Cells
●	Power Systems
●	Test Solutions

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

Tessco.com® is our e-commerce site and the digital gateway to our comprehensive industry expertise, products, and solutions for wireless. In addition to access to our inventory of products for every solution, Tessco.com features:

●	Powerful parametric product search capabilities;
●	Real-time product availability;
●	Real-time customer-specific pricing;
●	Easy ordering capabilities that allow for the construction and configuration of complete, end-to-end solution that can be converted to an order, or saved, copied, shared, uploaded and emailed;
●	A variety of customer service, financial and technical support pages, including account controls which include all of the tools necessary to track and manage orders, update an account, find the right support, review saved orders, handle warranty claims, and explore Tessco’s capabilities;
●	Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;
●	Order reservations, order status, and order history; and
●	Manufacturer portal pages designed to showcase each manufacturer partner’s offer in a custom fashion.

Key improvements made to Tessco.com this past year include:

●	Freight carrier information to enable order tracking;
●	A “Proxy Shop” enabling Tessco sales team to provide live order assistance;
●	Chatbot feature with expanded Live Chat Support; and
●	Cart Abandonment Tool with automated email follow-up.

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

We believe that our commitment to providing prompt, professional and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of customers decreased from approximately 4,200 for fiscal year 2020 to approximately 3,800 in fiscal year 2021. Due to the addition of several larger new relationships, the average monthly purchase per customer increased from $5,300 in fiscal year 2020 to $5,500 in fiscal year 2021.

Procurement and Inventory Management: Our product management and purchasing system provides customers with a total source of broad and deep product availability, while attempting to maximize the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding supplier lead times are all used to determine appropriate inventory levels. Our information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 28, 2021, and March 29, 2020, we had an immaterial level of backlog orders. Most backlog orders as of March 28, 2021 are expected to be filled within 90 days of fiscal year-end. For fiscal years ended March 28, 2021, and March 29, 2020, inventory write-offs and reserves were 1.0% and 0.7% of total purchases, respectively. Inventory turns for fiscal years 2021 and 2020 were 5.9 and 6.7, respectively.

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

Information Technology: Our information technology system is critical to the success of our operations. We have made and continue to make substantial investments in the development of these systems, which integrate cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our Configuration, Fulfillment and Delivery system. The information contained in these systems is available on a real-time basis to all of our employees as needed and is utilized in every area of our operations. Over the past two years we have been preparing to replace our legacy ERP system with a modern SAP ERP system.  This new ERP system is expected to go live during fiscal year 2022.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Alliance Corporation, Anixter, Connectronics Corporation, DoubleRadius, GetWireless, Graybar,

KGPCo Logistics, Primus, Talley Communications, Site Pro 1, WAV Wireless, and Winncom. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are often terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with approximately 300 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Continuing changes in the wireless communications industry, including risks associated with conflicting technology, changes in technology, inventory obsolescence, and consolidation among wireless carriers, could adversely affect future operating results.

We believe that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered and total procurement costs to the customer. We believe that we compete favorably with respect to each of these factors. In particular, we believe we differentiate ourselves from our competitors based on the breadth of our product offering, our ability to quickly provide products and supply chain solutions in response to customer demand and technological advances, our knowledge and expertise in wireless technologies, the level of our customer service and the reliability of our order fulfillment process.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: A Simple Way of Doing Business Better®, LinkUPS®, Solutions That Make Wireless Work®, TerraWave Solutions®, TESSCO®, TESSCO Making Wireless Work®, TESSCO Technologies®, Tessco.com®, Ventev®, The Vital Link to a Wireless World®, Wireless Now®, Wireless Solutions®, The Wireless Update®, Your Total Source®, and Your Virtual Inventory®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

We currently hold eleven patents related to our Ventev® products. We intend, if and when appropriate, to seek patent protection for any additional patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to our business, and as a result, our business may be adversely affected. In response to patents of others, we may need to license the right to use technology patented by others, or in the event that a license cannot be obtained, to design our systems around the patents of others.

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material capital expenditures for environmental projects in fiscal year 2021, and there are no material expenditures planned for such purposes in fiscal year 2022.

Human Capital

At Tessco, we aspire to build partnerships within all levels of the organization to create a culture that values and rewards all team members. Our culture encourages and rewards exceptional performance and continuous improvement, fosters teamwork, and supports career development and growth. We provide benefits that address the needs of our team members, compensation that is rewarding, a learning environment that is both exciting and challenging and we provide many different growth opportunities that benefit from the many skills of our diverse workforce.  We have a professional working environment that fosters respect and celebrates our diverse perspectives.

As of March 28, 2021, we had 589 full-time equivalent employees, reduced from 678 as of March 29, 2020, in part as a result of our Retail business exit. Of our full-time equivalent employees, 285 were engaged in customer and supplier service, marketing, sales and product management, 191 were engaged in fulfillment and distribution operations and 113 were engaged in administration and technology systems services. Our employees are not covered by collective bargaining agreements. Each year, we set corporate, department and individual goals that we use to measure performance during our annual review process.

We offer a very competitive health benefit that is the same for all of our team members and is very affordable.  We encourage our employees to participate in our health and wellness programs which include medical, dental and vision insurance. We offer a 401(k) program with an employer match, tax saving flexible spending accounts and Tessco paid life insurance and Employee Assistance Program.

We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance and serves to attract and retain employees.

We post all of our positions internally and follow a selection process that is open to all.  Team Members that want to learn more about new opportunities are encouraged to have discussions with any of our Team Leaders as outlined in our open-door policy.  We follow all processes and procedures of Affirmative Action and set yearly goals to ensure diversity in all of our Equal Employment Opportunity categories.

We have a commitment to sustainable environmental practices and operations, diversity and inclusion, professional and leadership development, community involvement, and participation in and support of charitable causes. Our employee population is approximately 40% female and 36% minorities.  Additionally, women currently hold 47% and minorities hold 21% of the key leadership positions.  We continually strive to improve and created an ESG Committee made up of individuals from around the organization to focus on our employee population as well as our environmental and social stewardship.  We strive to provide our employees with a variety of resources and tools to promote training and development. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our named executive officers is as follows:

Name	Age	Position

Sandip Mukerjee	58	President and Chief Executive Officer

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

Aric M. Spitulnik	49	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary, and in 2014 he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Douglas A. Rein	61	Senior Vice President of Performance Systems and Operations

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

RISKS RELATING TO OUR BUSINESS

We have incurred net losses in each of the past two fiscal years, and we may not be able to achieve profitability, or do so in a timely manner.

We incurred consolidated net losses of $8.7 million and $21.6 million for fiscal years 2021 and 2020, respectively (losses of $14.3 million and $15.6 million, respectively, from continuing operations).  During the past three years, we have taken steps to refresh our management team and board of directors, and we have made and expect to make significant investments in the replacement of our information technology platform.   These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.  While we believe we are making progress to improve our operating profitability, there can be no assurances that we will achieve profitability or that profitability will be achieved in a timely manner.

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

In late December 2019, a strain of coronavirus, commonly referred to as COVID-19, surfaced in Wuhan, China. On January 30, 2020, the World Health Organization declared this coronavirus outbreak a health emergency of international concern. During the fourth quarter of fiscal year 2020, COVID-19 spread to the U.S. and resulted in most states imposing restrictions on travel, business operations and gatherings.  As a result, many of our customers were temporarily closed or significantly scaled back their operations.  Many non-essential projects were delayed, or project venues have been unreachable.  While vaccines have been introduced and are continuing to be rolled out across the United States and elsewhere, our business and results of operations have been, and may continue to be, adversely affected to the extent the coronavirus and its ongoing and lingering affects continue to harm the U.S. and world economy generally, or otherwise interfere with our supply chain or the manufacture of products that ours are intended to complement or otherwise rely upon. Because we source some of our products from foreign markets, we may be susceptible to the effects of continuing outbreaks or resurgences of coronavirus elsewhere, and any resulting disruption of our supply chain.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors, as well as numerous regional distributors. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low and the risk of new competitors entering the market is high. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We are also seeing increased competition in the form of e-commerce sites as consumers and business are increasingly looking to the internet to purchase goods.

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

We typically purchase and sell our products on the basis of individual sales or purchase orders, and even in those cases where we have standing agreements or arrangements with our customers and suppliers, those agreements and arrangements typically contain no purchase or sale obligations and are otherwise terminable by either party upon several months or otherwise short notice.

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

Sales of products purchased from our largest wireless infrastructure supplier generated approximately 29% of our revenues in fiscal year 2021, and sales of products purchased from our largest ten suppliers generated approximately 53% of fiscal year 2021 revenues. As is the case with many of our supplier and customer relationships, our contractual arrangements with these large suppliers are terminable by either party upon several months’ notice. If these contracts or our relationships with these suppliers terminate for any reason, or if any of our other significant supplier relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our suppliers are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2021, our largest customer accounted for 11% of our revenues. 26% of our sales in fiscal 2021 were made to five customers. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

We provide functions such as distribution, inventory management, fulfillment, e-commerce solutions, and other outsourced services for many wireless manufacturers and network operators. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other developments could reduce the degree to which members of the global wireless industry rely on outsourced logistic services such as the services we provide. Any significant change in the market for our outsourced services could have a material adverse effect on our business. Our outsourced services are generally provided under short-term contractual arrangements. The failure to obtain renewals or otherwise maintain these agreements on terms, including price, consistent with our current terms could have an adverse effect on our business.

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

Our borrowing availability under our secured revolving credit facility is determined in part by a borrowing base and is limited to certain amounts of eligible accounts receivable and inventory.  If the value of these accounts receivable and product inventory were to decrease significantly, the amount available for borrowing under the facility would decrease and our ability to borrow under the facility could be significantly impacted. Borrowing under the facility is also conditioned upon compliance with financial and other covenants included in the revolving credit agreement and a related guaranty and security agreement. Among these is a covenant to maintain a fixed charge coverage ratio at any time during which the borrowing availability is otherwise less than $12.5 million. There are no assurances that we will be able to comply with all applicable covenants in these agreements, and in the event that we do not, our ability to borrow under our secured revolving credit facility could be limited or suspended or could terminate.

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

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of an implementation of a new global enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the

ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

We, like most businesses, are subject to risk of cyber-attack and fraudulent and criminal activities of others and incur significant costs in efforts to defend these attacks and activities.

We like most businesses are continually subject to risk of cyber-attack and fraudulent and criminal activities of others, and are continually engaged in an effort to defend against and to ward off attacks from hackers and others. We have experienced cyber-attacks and suffered as a result of the fraudulent and criminal activities of others from time to time.  Any of such problems or events, including any significant damage or destruction of our systems, including pursuant to or as a result of system security breaches, data protection breaches or other cyber-attacks, could result in significant disruption in our business and operations, harm our relationship with our customers or suppliers, and result in significant losses in revenues. Corrective action and compliance with applicable privacy and data protection laws could be costly. Any of these or similar events or occurrences could have an adverse effect on our business, financial position and results of operations. While we maintain insurance in an effort to manage some of these risks, insurance may not cover all losses and recovery is subject to applicable deductibles and other terms and limitations of the policies.

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

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (PSUs) and stock options. If performance targets associated with PSUs are not met, or the value of such awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation, such as stock options, otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs, stock options and other equity instruments is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan through June 4, 2029, and only insofar as shares are available for awards thereunder.  As of May 25, 2021, the most recent date when PSUs and other equity instruments were issued, there were 303,279 shares available for future awards. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations. In addition, an increase in the number of shares for future awards, under either current or future compensation or incentive plans or arrangements could lead to dilution of our other stockholders.

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

Disruption to our supply chain could impair our ability to produce or deliver inventory, resulting in a negative impact on our operating results.

Due to several factors, including a raw materials shortage, global factory backlogs, transportation delays and customs delays caused in part due to the global economy recovering from the impact of COVID-19, our supply chain has been adversely impacted and lead times have increased considerably, beginning in the fourth quarter of fiscal year 2021. Future disruption to our global manufacturing operations or our supply chain could also result from, among other factors, the following:

•Natural disaster;

•Pandemic outbreak of disease;

•Climate change and severity of extreme weather;

•Fire or explosion;

•Terrorism or other acts of violence;

•Labor strikes or other labor activities;

•Unavailability of raw or packaging materials;

•Operational and/or financial instability of key suppliers, and other vendors or service providers; and

•Suboptimal production planning which could impact our ability to cost-effectively meet product demand.

While we believe that most competitors are experiencing similar supply chain delays, we also believe that we are taking adequate precautions to mitigate the impact of the current disruptions to the extent possible and reasonable. We have strategies and plans in place intended to manage disruptive events such as the current supply chain disruption and other disruptions, if and when they occur, including our global supply chain strategies. If we are unable, or find that it is not financially feasible, to effectively procure sufficient inventory on a timely basis to meet our customers’ demands, due to the potential impacts of such disruptive events on our supply chain, our financial position, results of operations and cash flows could be negatively impacted if such events were to occur.

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

Our future operating results depend on our ability to purchase a sufficient amount of inventory to meet the demands of our customers.

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

Indefinite lived intangible assets that are not amortized are initially recorded at fair value, and are reviewed for impairment at least annually or more frequently if impairment indicators are present.

In assessing the recoverability of indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. As of March 28, 2021, we had $795,000 of indefinite lived intangible assets, which represented approximately 0.4% of total assets.

Deferred income tax assets and liabilities represent the tax effect of the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the current tax laws, historical results, performance of the business, projections of future taxable income, and the feasibility of ongoing tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have an adverse effect on our results of operations or financial condition.

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

The sale of our products subjects us to the risk of product liability claims. We have also been increasing our focus on sales of our proprietary Ventev® products and on providing an increased level of support services, including product and network designs, which also subjects us to risk of product liability and performance claim risk. We seek to allocate product liability risk to our suppliers where available but may not be successful in doing so. We currently maintain product liability insurance, but our product liability insurance coverage is subject to various coverage exclusions and limits and may not be obtainable in the future on terms acceptable to us, or at all. We do not know whether claims against us with respect to our products and services, if any, would be successfully defended or whether we might be successful in allocating that risk to others, or whether our insurance would be sufficient to cover liabilities resulting from such claims. Any claims successfully brought against us could adversely affect our financial condition, and if substantial and relating to our products or industry generally, could adversely affect our business as a whole.

Our expanding offering of private labeled products may have a negative impact on our relationship with our manufacturer partners.

Our product offering includes a growing number of our own proprietary products, which represented approximately 8% of our sales in fiscal year 2021. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

A significant portion of our product offerings, including a majority of our Ventev® products and products we acquire from our suppliers, are manufactured in foreign countries, making the price and availability of these products susceptible to international trade risks and other international conditions.

A significant portion of our products are manufactured in foreign countries, including China.  The countries, specifically China, in which many of our products currently are manufactured or may be manufactured in the future are or could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which would increase the cost or could reduce the supply of products available to us, and could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to amounts already paid to us, there are a number of payment obligations between the parties under the terms of the Inventory Purchase Agreement with Voice Comm for the sale of certain assets related to our Retail business. These include post-closing adjustments up to two years, potential payments to us in respect of certain future re-sales by Voice Comm of retail inventory purchased from us, potential royalty payments to us related to Voice Comm’s sale of Ventev-branded mobile accessory products, and warranty and indemnity obligations. Voice Comm’s business, on which its future payments to us are dependent, is subject to many of the same risks that we are subject to, and perhaps other risks. Accordingly, we may not receive all of the payments due to us under the terms of the Inventory Purchase Agreement or we may be required to make payments to Voice Comm in the form of adjustments or otherwise, and we may realize less overall net cash from the sale than we might otherwise anticipate. In addition, we have not transferred but have instead retained our receivables related to our historical Retail business, and those receivables remain subject to risks typically associated with receivables, including collection risks.

The Inventory Purchase Agreement with Voice Comm exposes us to contingent liabilities and other risks that could adversely affect our business or financial condition.

Pursuant to the Inventory Purchase Agreement, we have made customary representations and warranties and the parties have agreed to indemnify each other for breaches of representations, warranties and covenants contained in the Inventory Purchase Agreement. The Inventory Purchase Agreement also subjects us to other risks typical in business transactions of this type, including payment and performance risks. The terms of the Inventory Purchase Agreement are complex and address all aspects of our former Retail business, including return of sold inventory, product warranty obligations, and customer and vendor relationships, among others. Should disputes arise or should we incur liability for breach of any of these representations, warranties or obligations, or should any of these other risks materialize, our business, financial condition or results of operations could be materially adversely affected. In addition, we have assigned or licensed Ventev®- related intellectual property to Voice Comm, including the Ventev® trademark for their use in connection with the sale of mobile device and accessory products, while we continue to use the brand and other Ventev®-related intellectual property in our ongoing and continuing business. This intellectual property sharing arrangement could result in identity confusion in the marketplace, and the actions or activities of one of Tessco or Voice Comm in respect of the shared intellectual property, whether positive or negative, may reflect on the other.

Our long-term business prospects will depend on the success of our Commercial business.

As a result of our exit from the Retail business, our Commercial business is our sole remaining cash-generating business, and our overall business has become less diverse. Our long-term business prospects will, therefore, be dependent almost entirely on the success of our Commercial business and any other businesses that we pursue.

The Inventory Purchase Agreement with Voice Comm imposes non-compete obligations on us and our affiliates.

Under the terms of the Inventory Purchase Agreement, the Company has agreed, on behalf of itself and its affiliates (including any owner of a majority of Tessco), not to compete with Voice Comm’s retail business as operated by the Company at closing, for a period of five years after the closing date. Tessco will, however, retain the ability to continue to supply retail products to its commercial customers; and other exceptions to the non-compete obligation allow Tessco to divest itself of Retail inventory not acquired by Voice Comm. The overall non-compete obligation may, however, be terminated early by us upon the occurrence of certain change in control events and the payment to Voice Comm of certain agreed upon amounts (approximately $5,000,000, initially), which diminishes ratably over the five year non-compete period. This could make certain changes in control involving us more costly and therefore more difficult or less likely. Disagreements may arise between the parties as to the scope and meaning of the non-compete obligations and the various exceptions, which could be disruptive and subject us to claims for damages or specific performance of the non-compete obligations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 54% of our outstanding common stock as of March 28, 2021. Robert B. Barnhill, Jr., our Chairman of the Board, beneficially owned approximately 18% of our outstanding common stock as of March 28, 2021. These shareholders, and particularly if they decide to act together, have or would have the ability to significantly influence all matters requiring shareholder approval, including the election of directors and any significant corporate transaction requiring shareholder approval.

Our business could be negatively impacted as a result of any future activism activities by Robert B. Barnhill, Jr. and certain other participants in his consent solicitation and/or other activist investors.

As noted above, Mr. Robert B. Barnhill Jr. holds approximately 18% of our outstanding common stock.  In September 2020, Mr. Barnhill and persons acting together with Mr. Barnhill initiated a consent solicitation to seek the consent of our stockholders holding at least a majority of our outstanding shares of common stock to, among other things, remove five members of our Board and replace them with four director candidates identified by Mr. Barnhill (the “Consent Solicitation”). Consents solicited during the Consent Solicitation were delivered to the Company on December 11, 2020.

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

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium, Maryland. The monthly rent payments range from $183,000 to $203,800 throughout the remaining lease term, which expires on December 31, 2025.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $40,500 to $43,000 throughout the remaining lease term, which expires on July 31, 2023, subject to our annual option to terminate.

Additional sales and marketing offices are located in 13,100 square feet of leased office space in San Antonio, Texas. Monthly rent payments are $19,100 and the lease expires October 31, 2021.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded since September 28, 1994, on Nasdaq, under the symbol "TESS."

As of June 2, 2021, the number of shareholders of record of the Company was 160. We estimate that the number of beneficial owners as of that date was approximately 3,049.

On July 28, 2009, we announced that our Board of Directors had decided to commence a cash dividend program and thereafter our Board of Directors declared dividends on a quarterly basis, through the fourth quarter of fiscal 2020. On April 28, 2020, the Board of Directors suspended Tessco’s dividend in an effort to further strengthen its cash position. Any future declaration of dividends and the establishment of any corresponding record and payment dates remains subject to further determination from time to time by the Board of Directors. Additional information with respect to the quarterly dividends declared in fiscal years 2021 and 2020 is contained in our Selected Financial Data. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors. Our revolving credit facility may limit the amount of cash dividends that we may pay through the application of financial covenants and ratios that restrict dividend payments.

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock and exercised stock options. For fiscal years 2021 and 2020 the total value of shares withheld for taxes were $121,500 and $201,000, respectively.

The secured Revolving Credit Facility also restricts our ability to pay dividends and to repurchase our shares.  Assuming that no default exists, we may redeem or repurchase up to $2,000,000 of our shares in any 12 consecutive month period in connection with the payment or satisfaction of tax withholding obligations of participants under our equity compensation plans.  We may pay dividends or effect redemptions provided that no default exists or will exist after giving effect to the dividend or repurchase, and the average Excess Availability is not less than $18,750,000 during the immediately preceding thirty-day period and after giving effect to the dividend or repurchase on a pro forma basis, and for each day of the thirty-day period not less than $12,500,000.  Excess Availability is generally defined as Availability minus the aggregate amount of trade payables aged in excess of historical levels and all book overdrafts in excess of historical practices. In addition to these conditions, dividends and repurchases of our shares, other than repurchases in connection with tax withholding as noted above are in any event limited to $625,000 per quarter and not more than $2,500,000 in the aggregate during the period October 29, 2020 through October 28, 2021, at which time these quarterly and aggregate limits expire. At March 28, 2021 we had the ability to withhold or repurchase $2 million in additional shares of our common stock during fiscal 2021, without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 27, 2016 in each of the Company’s common stock, the Russell 2000 Index and a peer group for the period of March 27, 2016 to March 28, 2021. The graph assumes that all dividends, if any, were reinvested.

	3/27/2016	3/26/2017	4/1/2018	3/31/2019	3/29/2020	3/28/2021
TESSCO Technologies Incorporated	$100.00	$92.99	$151.08	$106.46	$40.29	$53.68
Russell 2000	100.00	127.34	145.74	148.72	110.91	220.28
Peer Group (1)	100.00	106.32	126.37	136.59	112.65	184.69

(1) – The Peer Group consists of the following: ScanSource Inc., and W.W. Grainger Inc.

The peer group was selected based on a review of publicly available information about these companies and the Company’s determination that they are engaged in business similar to that of the Company.  This group has been updated since prior years to remove two previously included peer group companies whose shares are no longer traded.

Item 6. Selected Financial Data.

In accordance with the SEC staff Financial Reporting Manual and in conjunction with the filing of the fiscal 2021 Form 10-K, we elected not to recast the selected financial data for fiscal year 2017 and 2018 for the exit of the Retail business that occurred in fiscal 2021 as discontinued operations. As such, the below selected financial data for fiscal years 2017 and 2018 includes the results of the divested Retail segment.

	Fiscal Years Ended
	March 28, 2021	March 29, 2020	March 31, 2019	April 1, 2018	March 26, 2017
STATEMENT OF INCOME DATA
Revenues	$373,340,700	$409,014,400	$419,044,800	$580,274,700	$533,295,100
Cost of goods sold	305,625,100	329,372,500	334,640,100	460,046,300	421,527,300
Gross profit	67,715,600	79,641,900	84,404,700	120,228,400	111,767,800
Selling, general and administrative expenses	85,507,100	92,005,200	95,347,000	112,326,700	108,416,300
Goodwill impairment	—	9,108,600	—	—	—
Restructuring charge	—	488,000	—	—	806,600
Operating (loss) income	(17,791,500)	(21,959,900)	(10,942,300)	7,901,700	2,544,900
Interest expense, net	426,300	1,116,300	853,800	429,100	58,600
(Loss) income from continuing operations before (benefit from) provision for income taxes	(18,217,800)	(23,076,200)	(11,796,100)	7,472,600	2,486,300
(Benefit from) provision for income taxes	(3,844,500)	(7,474,800)	(2,913,800)	2,277,200	1,041,200
Net (loss) income from continuing operations	(14,373,300)	(15,601,400)	(8,882,300)	5,195,400	1,445,100
EBITDA(1)	(14,047,000)	(17,933,800)	(7,323,400)	11,894,300	6,783,800
Diluted (loss) earnings per share from continuing operations	$(1.65)	$(1.83)	$(1.05)	$0.61	$0.17
Adjusted EBITDA(1)	(12,836,000)	(7,650,600)	(6,079,400)	12,896,400	7,218,200
Cash dividends declared per common share	$—	$0.62	$0.80	$0.80	$0.80
Percentage of Revenues
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.9	80.5	79.9	79.3	79.0
Gross profit	18.1	19.5	20.1	20.7	21.0
Selling, general and administrative expenses	22.9	22.5	22.8	19.4	20.3
Goodwill impairment	—	2.2	—	—	—
Restructuring charge	—	0.1	—	—	0.2
Operating expenses	22.9	24.8	22.8	19.4	20.5
Operating (loss) income	(4.8)	(5.4)	(2.6)	1.4	0.5
Interest, net	0.1	0.3	0.2	0.1	0.0
(Loss) income from continuing operations before (benefit from) provision for income taxes	(4.9)	(5.6)	(2.8)	1.3	0.5
(Benefit from) provision for income taxes	(1.0)	(1.8)	(0.7)	0.4	0.2
Net (loss) income from continuing operations	(3.8)%	(3.8)%	(2.1)%	0.9%	0.3%

	Fiscal Years Ended
	March 28, 2021	March 29, 2020	March 31, 2019	April 1, 2018	March 26, 2017
SELECTED OPERATING DATA
Average commercial buyers per month	3,800	4,200	4,800	11,600	12,500
Return on assets (2)	(7.6)%	(8.4)%	(5.0)%	2.8%	0.8%
Return on equity (3)	(17.9)%	(16.2)%	(8.2)%	4.8%	1.3%

	As of Fiscal Years Ended
	March 28, 2021	March 29, 2020	March 31, 2019	April 1, 2018	March 26, 2017
BALANCE SHEET DATA
Working capital	$67,840,900	$51,164,700	$74,636,000	$74,789,400	$77,194,500
Total assets	189,077,900	208,708,700	206,495,800	199,423,700	173,980,500
Short-term debt	—	25,563,900	14,380,400	10,862,700	26,500
Long-term debt	30,583,200	—	—	2,300	29,800
Shareholders' equity	76,750,200	83,702,700	108,787,200	108,051,600	108,016,300

(1)	See “Reconciliation of Non-GAAP Measures” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, below in this Annual Report on Form 10-K.
(2)	Net income divided by the average total assets.
(3)	Net income divided by the average total equity.

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

Business Overview and Environment

TESSCO Technologies Incorporated (“Tessco”, “we”, “our”, “us”, or the “Company”) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in over 50 countries, approximately 97% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland, Reno, Nevada and San Antonio, Texas.

On December 2, 2020, we sold most of our Retail inventory and certain other retail-related assets to Voice Comm. In connection with this sale, we assigned or licensed certain Ventev®- related intellectual property to Voice Comm, including our Ventev® trademark for their use in connection with the sale of mobile device and accessory products. Together, this resulted in our exit from our Retail business. Cash proceeds of $9.5 million were received at the time of sale. As part of the sale agreement, we are entitled to royalty payments, up to $3.0 million in the aggregate, on the sale of Ventev® branded products by Voice Comm over a four-year period after closing. Additionally, some customer returns we receive may be resold to Voice Comm over a two-year period after closing. As a result of the disposal, the operating results of our former Retail segment have been included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of (Loss) Income for all periods presented.  We retain the Ventev® tradename for non-mobile device accessory products.

As a result of this sale and our exit from the Retail business during the third quarter of fiscal 2021, we now operate as one business segment, which we had historically referred to as our Commercial segment.

We provide certain information within two key markets: (1) public carriers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

We offer a wide range of products that are classified into three categories: base station infrastructure; network systems; and installation, test and maintenance. Base station infrastructure products are used to build, repair and upgrade wireless telecommunications. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and internet networks. In this category, we have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with approximately 300 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Continuing Operations

The following tables summarize the results of our continuing operations for fiscal years 2021, 2020 and 2019:

(Dollars in thousands, except per share data)			2020 to 2021			2019 to 2020
	2021	2020	$ Change	% Change	2019	$ Change	% Change
Revenues
Public Carriers	$149,825	$156,395	$(6,570)	(4.2)%	$156,983	$(588)	(0.4)%
Value-added resellers and integrators	223,516	252,619	(29,103)	(11.5)%	262,062	(9,443)	(3.6)%
Total Revenues	$373,341	$409,014	$(35,673)	(8.7)%	$419,045	$(10,031)	(2.4)%

			2020 to 2021			2019 to 2020
	2021	2020	$ Change	% Change	2019	$ Change	% Change
Gross Profit
Public Carriers	$16,585	$18,699	$(2,114)	(11.3)%	$20,275	$(1,576)	(7.8)%
Value-added resellers and integrators	51,131	60,943	(9,812)	(16.1)%	64,130	(3,187)	(5.0)%
Total Gross Profit	67,716	79,642	(11,926)	(15.0)%	84,405	(4,763)	(5.6)%

Selling, general and administrative expenses	85,507	92,005	(6,498)	(7.1)%	95,347	(3,342)	(3.5)%
Goodwill impairment	—	9,109	(9,109)	(100.0)%	—	9,109	100.0%
Restructuring Charge	—	488	(488)	(100.0)%	—	488	—%
Operating loss	(17,791)	(21,960)	4,168	(19.0)%	(10,942)	(11,018)	100.7%
Interest, net	426	1,116	(691)	(61.9)%	854	263	30.7%
Loss from continuing operations before provision for income taxes	(18,218)	(23,076)	4,858	(21.1)%	(11,796)	(11,280)	95.6%
Benefit from income taxes	(3,845)	(7,475)	3,630	(48.6)%	(2,914)	(4,561)	156.5%
Net loss from continuing operations	$(14,373)	$(15,601)	$1,228	(7.9)%	$(8,882)	$(6,719)	75.6%
Diluted loss per share from continuing operations	$(1.65)	$(1.83)	$0.18	(9.7)%	$(1.05)	$(0.78)	73.8%

Fiscal Year 2021 Compared to Fiscal Year 2020

As noted above, we exited our Retail business during fiscal year 2021 and now report activity from that Retail business as discontinued operations.  The analysis below reflects activity and results from continuing operations only, including references to Ventev®.

Revenues. Revenue for fiscal year 2021 decreased by 8.7% as compared to fiscal year 2020. Revenue in our public carrier market and value-added resellers and integrators market decreased by 4.2% and 11.5%, respectively. The decline was largely driven by a combination of continued headwinds from the economic downturn and the impact of COVID-19. Both markets were also impacted in the fourth quarter by delays in the global supply chain which delayed our receipt of inventory from our vendors and as a result caused delays in our ability to ship products to our customers.  These delays are expected to continue into a substantial portion of fiscal year 2022.

Cost of Goods Sold. Cost of goods sold for fiscal year 2021 decreased by 7.2% as compared to fiscal year 2020. Cost of goods sold in our public carrier market and value-added resellers and integrators market decreased by 3.2% and 10.1%, respectively. The decline was primarily due to a decrease in related revenue in both markets.

Gross Profit. Gross profit decreased by 15.0% in fiscal year 2021 as compared to fiscal year 2020. This compares to a decline in revenue of 8.7% in fiscal year 2021 as compared to fiscal year 2020. Gross profit in our public carrier market and value-added resellers and integrators market decreased from 12.0% to 11.1% and from 24.1% to 22.9%, respectively. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers which require better pricing. The margin decline in the value-added resellers and integrators market declined due to product mix, including lower sales of Ventev® products and customer mix.  As a result of these drivers on gross profit, overall gross profit margin decreased to 18.1% in fiscal year 2021, compared to 19.5% in fiscal year 2020.

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

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased 7.1% during fiscal year 2021 as compared to fiscal year 2020. Total selling, general and administrative expenses as a percentage of revenues increased from 22.5% in fiscal year 2020 to 22.9% in fiscal year 2021. The following are descriptions of changes in significant components of selling, general, administrative, goodwill charges and restructuring expenses.

●	Compensation and benefits expenses decreased by $6.2 million in fiscal year 2021 as compared to fiscal year 2020, mainly due to lower operations overhead as well as a $1.4 million decrease in health insurance expense.
●	Marketing expenses, including travel and entertainment costs, decreased by $2.7 million in fiscal year 2021 as compared to fiscal year 2020, primarily as a result of fewer customer and vendor events and tradeshows as a result of the COVID-19 pandemic.
●	Fiscal year 2021 included $2.6 million of costs, net of insurance recoveries, related to the consent solicitation that concluded during the third quarter.

●	The Company also incurred a $0.5 million restructuring charge related to severance expense for the first quarter of fiscal 2020, and a $9.1 million non-cash goodwill impairment loss during fiscal 2020. The goodwill impairment was due to the decline of results in fiscal year 2020 and future year projections, the significant reduction in our market capitalization during the second half of the fiscal year (due to a decrease in stock price) and significant decline in market multiples considered in the market based valuation. There was no restructuring cost or goodwill impairment loss during fiscal 2021.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a recovery of bad debts of $0.3 million for fiscal year 2021, and a provision for bad debts of $1.1 million, for fiscal year 2020. The recovery of bad debts for fiscal year 2021 primarily related to receivables written off in fiscal 2020 based on the uncertainty caused by the COVID-19 pandemic.

Interest, Net. Net interest expense decreased from $1.1 million in fiscal year 2020 to $0.6 million in fiscal year 2021. The decrease is primarily related to higher capitalized interest amount. Refer to Note 6 of the financial statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2021 and 2020 were 21.1% and 32.4%, respectively. The decrease in the effective tax rate is primarily a result of provisions in the CARES Act which allowed the Company to carry back certain net operating losses up to five years. These net operating losses were applied against net income that was taxed at a higher federal rate prior to the Tax Cuts & Jobs Act which was signed into law in December 2017 (the “2017 Tax Act”) and went into effect in the third quarter of fiscal 2018.  The benefit of the carry back provision of the CARES Act was partially offset by valuation allowances on the deferred tax assets. As a result of the factors discussed above, net loss for fiscal year 2021 decreased 7.9% and net loss per diluted share decreased by 9.7%, compared with fiscal year 2020.

Fiscal Year 2020 Compared to Fiscal Year 2019

As noted above, we exited our Retail business during fiscal year 2021 and now report activity from that Retail business as discontinued operations.  The analysis below is based on activity and results from continuing operations only, including references to Ventev®.

Revenues. Revenue for fiscal year 2020 decreased by 2.4% as compared to fiscal year 2019. Revenue in our public carrier market and value-added resellers and integrators market decreased by 0.4% and 3.6%, respectively. The decline was primarily because we did not realize the full benefits of sales strategy refinements in the value-added resellers and integrators market.

Cost of Goods Sold. Cost of goods sold for fiscal year 2020 decreased by 1.6% as compared to fiscal year 2019. Cost of goods sold in our value-added resellers and integrators market decreased by 3.2%, partially offset by a cost of goods sold increase in our public carrier market of 0.7%. The decline was primarily due to a decrease in related revenue in the value-added resellers and integrators market.

The imposition of tariffs on products that we imported increased the costs of those products and adversely affected our gross profits and overall financial performance. A significant portion of our Ventev products are manufactured in foreign countries, including China and increasingly of late, Vietnam. On May 9, 2019, the United States government announced a 25% tariff on a range of products from China that are exported to the U.S. Responding to this, we were successful in moving the manufacturing of a majority of our Ventev products out of China in an effort to mitigate tariff costs, but we continued to incur additional tariff costs on product we have manufactured in, or component parts we continue to source from, China.  In January 2020, China and the U.S. entered the first phase of an economic and trade agreement.  There is no assurance that a broader trade agreement will be successfully negotiated between the U.S. and China to reduce or eliminate existing tariffs applicable to the business of the Company.

Gross Profit. Gross profit decreased by 5.6% in fiscal year 2020 as compared to fiscal year 2019. This compares to a decline in revenue of 2.4% in fiscal year 2020 as compared to fiscal year 2019. Gross profit in our public carrier market and value-added resellers and integrators market decreased from 12.9% to 12.0% and from 24.5% to 24.1%, respectively. We experienced margin compression within our public carrier market primarily due to a change in customer mix, with increased sales going to larger customers which require better pricing. As a result of these drivers on gross profit, overall gross profit margin decreased to 19.5% in fiscal year 2020, compared to 20.1% in fiscal year 2019.

Selling, General, Administrative and Restructuring Expenses. Total selling, general and administrative expenses decreased 3.5% during fiscal year 2020 as compared to fiscal year 2019. Total selling, general and administrative expenses as a percentage of revenues decreased from 22.8% in fiscal year 2019 to 22.5% in fiscal year 2020. The following are descriptions of changes in significant components of selling, general, administrative, goodwill charges and restructuring expenses.

●	Compensation and benefits expenses decreased by $3.6 million in fiscal year 2020 as compared to fiscal year 2019, mainly due to a decrease in variable compensation in both sales and operations related to the decline in overall revenues.
●	Performance bonus expense (including both cash and equity plans) decreased by $2.1 million in fiscal year 2020 as compared to fiscal year 2019. Our bonus programs are typically based on achieving annual performance targets. The relationship between expected performance and actual performance led to lower bonus expenses in fiscal 2020, as compared to fiscal 2019.
●	Expenses related to information technology increased by $2.8 million in fiscal year 2020 as compared to fiscal year 2019, primarily due to increased cost to support our sales initiatives and to build more efficient and effective systems.

The Company also incurred a $0.5 million restructuring charge related to severance expense for the first quarter of fiscal 2020, and a $9.1 million non-cash goodwill impairment loss during fiscal 2020. The goodwill impairment was due to the decline of results in fiscal year 2020 and future year projections, the significant reduction in our market capitalization during the second half of the fiscal year (due to decrease in stock price) and significant decline in market multiples considered in the market based valuation.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. Accordingly, we recorded a provision for bad debts of $1.1 million and $1.4 million for fiscal year 2020 and fiscal year 2019, respectively.

Interest, Net. Net interest expense increased from $0.9 million in fiscal year 2019 to $1.1 million in fiscal year 2020. The increase is primarily related to higher borrowing levels on our secured revolving credit facility. Refer to Note 6 of the financial statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The effective tax rates in fiscal year 2020 and 2019 were 32.4% and 24.7%, respectively. The change in the effective tax rate is primarily a result of provisions in the CARES Act which allows the Company to carry back certain net operating losses up to five years. These net operating losses for fiscal year 2020 were applied against net income that was taxed at a higher federal rate prior to the Tax Cuts & Jobs Act which was signed into law in December 2017 (the “2017 Tax Act”) and went into effect in the third quarter of fiscal 2018.  The benefit of the carry back provision of the CARES Act was partially offset by valuation allowances recorded in fiscal year 2020 on the deferred tax assets. As a result of the factors discussed above, net loss and diluted loss per share for fiscal year 2020 increased 75.6% and 74.3%, respectively, compared with fiscal year 2019.

Liquidity and Capital Resources

In summary, our cash flows were as follows (includes both continuing and discontinued operations):

	Fiscal Year
	2021	2020	2019
Cash flow (used in) provided by operating activities	$(684,200)	$908,200	$8,246,700
Cash flow used in investing activities	(2,654,400)	(6,845,700)	(5,164,700)
Cash flow provided by (used in) financing activities	4,398,600	5,957,200	(3,071,100)
Net increase in cash and cash equivalents	$1,060,000	$19,700	$10,900

We used $0.7 million of net cash from operating activities during fiscal year 2021. This outflow was driven by net loss (net of depreciation and amortization, gain on the retail sale, and non-cash stock compensation expense), and a decrease in accounts payable partially offset by the decreases in accounts receivable and inventory. A decrease in deferred income tax assets was offset by an increase income taxes receivable. Accounts receivable, inventory, and accounts payable decreased due to our exit of the Retail business during the third quarter of fiscal 2021.

We generated $0.9 million of net cash from operating activities during fiscal year 2020. This inflow was driven by net loss (net of depreciation and amortization, goodwill impairment loss, and non-cash stock compensation expense) and a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other current assets and an increase in deferred income taxes. Accounts receivable decreased due to the timing of sales at the end of the fourth quarter of fiscal year 2020 as compared to the fourth quarter of fiscal year 2019. Prepaid expenses and other current assets increased due to an increase in income taxes receivable. Due to the CARES Act, the Company is able to carry back net operating losses up to five years and receive a refund of taxes paid in prior years.

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

Capital expenditures of $11.9 million in fiscal year 2021 were up from $6.8 million in fiscal year 2020 and from $5.2 million in fiscal year 2019. Fiscal year 2020, 2019 and 2018 capital expenditures were largely comprised of investments in information technology of $11.4 million, $6.8 million, and $4.4 million, respectively, primarily related to the anticipated replacement of our legacy ERP system with a modern SAP ERP system.  In fiscal year 2021, we generated $9.2 million in cash proceeds related to the sale of certain retail assets to Voice Comm.

Cash flows generated from financing in fiscal year 2021 were primarily related to borrowings from our line of credit. Cash flows generated from financing in fiscal year 2020 were primarily related to borrowings from our line of credit, partially offset by cash dividends paid to shareholders. During the fourth quarter of fiscal year 2020, the Board of Directors decreased the cash dividend from $0.20 to $0.02 in order to reallocate resources to increase investment in the technology and talent to accelerate the Company’s long-term growth. Subsequent to fiscal year 2020, the Board of Directors suspended Tessco’s dividend to further strengthen its cash position as the Company continues to monitor and address the effects of the COVID-19 pandemic and other challenges. Cash flows used in financing in fiscal year 2019 were primarily related to cash dividends paid to shareholders partially offset by borrowings from our line of credit.

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. As of March 28, 2021, borrowings under the secured Revolving Credit Facility totaled $30.6 million; therefore, we then had $44.4 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement discussed in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Borrowings under the Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

At the end of fiscal year 2021, we were in compliance with all required financial covenants applicable under our revolving credit facility with SunTrust Bank.

Working capital (current assets less current liabilities) increased to $67.8 million as of March 28, 2021 as compared to $51.2 million as of March 29, 2020. Shareholders' equity was $76.8 million as of March 28, 2021, and $83.7 million as of March 29, 2020.

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

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a possible downturn in the global economy, caused in part by the COVID-19 pandemic among other factors. Anticipated capital expenditures for fiscal year 2022 are expected to range from $6 million to $10 million.

Reconciliation of Non-GAAP Measures

We believe that presenting certain non-GAAP financial measures may enhance an investor’s understanding of our financial performance. We further believe that these financial measures are useful in assessing our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also use certain of these financial measures for business planning purposes, including management incentives.

Accordingly, the below selected financial data includes certain non-GAAP financial measures we believe are commonly used by investors to evaluate our performance and that of our competitors. The use of EBITDA (earnings before interest, taxes, depreciation, and amortization) and Adjusted EBITDA (EBITDA, less stock compensation and goodwill impairment) should not be considered as an alternative to operating income (loss), net income (loss) or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance, operating cash flows or liquidity.

In accordance with the SEC staff Financial Reporting Manual and in conjunction with the filing of the fiscal 2021 Form 10-K, we elected not to recast the selected financial data for fiscal year 2017 and 2018 for the exit of the Retail business that occurred in fiscal 2021 as discontinued operations. As such, the below selected financial data for fiscal years 2017 and 2018 includes the results of the since divested Retail segment, while fiscal years 2021, 2020, and 2019 exclude that Retail activity.

	Fiscal Years Ended
	March 28, 2021	March 29, 2020	March 31, 2019	April 1, 2018	March 26, 2017

Net income (loss) from continuing operations	$(14,373,300)	$(15,601,400)	$(8,882,300)	$5,195,400	$1,445,100
Add:
(Benefit from) provision for income taxes	(3,844,500)	(7,474,800)	(2,913,800)	2,277,200	1,041,200
Interest, net	426,300	1,116,300	853,800	429,100	58,600
Depreciation and amortization	3,744,500	4,026,100	3,618,900	3,992,600	4,238,900
EBITDA	(14,047,000)	(17,933,800)	(7,323,400)	11,894,300	6,783,800
Add:
Stock-based compensation	1,211,000	1,174,600	1,244,000	1,002,100	434,400
Goodwill impairment	—	9,108,600	—	—	—
Adjusted EBITDA	$(12,836,000)	$(7,650,600)	$(6,079,400)	$12,896,400	$7,218,200

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 28, 2021:

	Payment Due by Fiscal Year
		Less Than			More Than
	Total	1 Year	Years 1-3	Years 4-5	5 Years

Revolving credit facility (1)	$35,156,000	$1,487,300	$2,974,600	$30,694,100	$—
Lease obligations	13,505,500	3,164,000	5,744,000	4,597,500	—
Other long-term liabilities (2)	954,800	63,300	126,600	126,600	638,300
Total contractual cash obligations	$49,616,300	$4,714,600	$8,845,200	$35,418,200	$638,300

(1)	We are subject to a variable interest rate on the outstanding balance on our revolving credit facility and a 0.25% fee on the unused portion of our revolving credit facility. This balance includes projected variable interest payments based on there being no movement on the line from what was outstanding at March 28, 2021, with the variable payments based on a static rate of 4.5% on the outstanding balance and 0.25% related to the unused commitment fee.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.

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

In most cases, shipments are made using Freight on Board (FOB) shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material price concessions provided to customers, future discounts provided by the Company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectability is reasonably assured. The Company recognizes revenues net of sales tax.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether an obligation exists between the other parties and our customer. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction, and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal year 2021).

Allowance for Doubtful Accounts. We use estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. We estimate the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, collection experience and our stability as it relates to our current customer base. Typical payments from commercial customers are due 30 days from the date of the invoice. We write-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized by our customers.

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

Impairment of Long-Lived and Indefinite-Lived Assets. Our Consolidated Balance Sheet as of March 28, 2021, includes indefinite lived intangible assets of $0.8 million. We perform an annual impairment test for the indefinite lived asset on the first day of our fourth quarter. We also periodically evaluate our long-lived assets for potential impairment indicators. The intangible assets impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment the Company then performs a quantitative analysis. Our judgments regarding the existence of impairment indicators are based on estimated future cash flows, market conditions, operational performance and legal factors.

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

Forward-Looking Statements

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those described in Part I, Item IA “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the continuing impact of the COVID-19 pandemic on our business, operations, revenues, profits, customers or suppliers;

●	our ability to sustain or grow our customer base and market share;
●	our ability to sustain and grow our supplier relationships;
●	our expectations regarding the size and growth in markets;
●	the needs and demands of our customers and the production capacity of our suppliers;
●	trends in the wireless communications industry, our competitors and competing business models;
●	the execution of our business plans and strategies;
●	our ability to benefit from the disposition of our Retail business, including royalty revenues;
●	our ability to benefit from our Commercial business;
●	our liquidity and working capital requirements and ability to access capital;
●	our ability to secure, maintain and upgrade our information technology, telecommunications and e-commerce systems;
●	our ability to anticipate and navigate existing and changes in laws or regulations, including tariffs and trade restrictions, applicable to our business;
●	our ability to enter into and perform contracts and to realize anticipated revenues or anticipated savings; and
●	our expectations regarding future revenues, expenses and profitability, and financial results generally.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. Based on March 28, 2021 borrowing levels, a 1.0% increase or decrease in current market interest rates would not have material effect on our Consolidated Statements of (Loss) Income.

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 28,	March 29,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$1,110,000	$50,000
Trade accounts receivable, net	70,045,700	82,868,400
Product inventory, net	53,060,000	50,298,100
Income taxes receivable	10,432,500	5,746,700
Prepaid expenses and other current assets	3,980,900	5,960,800
Current portion of assets held for sale	1,196,900	18,849,900
Total current assets	139,826,000	163,773,900

Property and equipment, net	12,571,600	13,433,700
Intangible assets, net	19,136,500	11,157,400
Deferred tax assets, net	—	3,032,500
Lease asset - right of use	11,285,800	13,949,800
Other long-term assets	6,258,000	3,361,400
Total assets	$189,077,900	$208,708,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$59,415,600	$75,512,600
Payroll, benefits and taxes	6,279,800	4,258,300
Income and sales tax liabilities	803,900	450,800
Accrued expenses and other current liabilities	2,912,300	4,244,400
Revolving line of credit	—	25,563,900
Lease liability, current	2,573,500	2,579,200
Total current liabilities	71,985,100	112,609,200

Deferred tax liabilities, net	26,500	—
Revolving line of credit	30,583,200	—
Non-current lease liability	8,923,500	11,481,100
Other non-current liabilities	809,400	915,700
Total liabilities	112,327,700	125,006,000

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 8,844,083 shares issued and 8,833,833 shares outstanding as of March 28, 2021, and 14,354,368 shares issued and 8,577,549 shares outstanding as of March 29, 2020	104,200	101,400
Additional paid-in capital	67,227,700	65,318,500
Treasury stock, at cost, 10,250 shares as of March 28, 2021 and 5,776,819 shares as of March 29, 2020	(62,800)	(58,496,200)
Retained earnings	9,481,100	76,779,000
Total shareholders’ equity	76,750,200	83,702,700
Total liabilities and shareholders’ equity	$189,077,900	$208,708,700

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of (Loss) Income

	Fiscal Years Ended
	March 28, 2021	March 29, 2020	March 31, 2019

Revenues	$373,340,700	$409,014,400	$419,044,800
Cost of goods sold	305,625,100	329,372,500	334,640,100
Gross profit	67,715,600	79,641,900	84,404,700
Selling, general and administrative expenses	85,507,100	92,005,200	95,347,000
Goodwill impairment	—	9,108,600	—
Restructuring charge	—	488,000	—
Operating loss	(17,791,500)	(21,959,900)	(10,942,300)
Interest expense, net	426,300	1,116,300	853,800
Loss from continuing operations before benefit from income taxes	(18,217,800)	(23,076,200)	(11,796,100)
Benefit from income taxes	(3,844,500)	(7,474,800)	(2,913,800)
Net loss from continuing operations	(14,373,300)	(15,601,400)	(8,882,300)
Income (loss) from discontinued operations, net of taxes	5,630,400	(5,967,500)	14,428,100
Net loss	$(8,742,900)	$(21,568,900)	$5,545,800
Basic (loss) income per share
Continuing operations	$(1.65)	$(1.83)	$(1.05)
Discontinued operations	$0.65	$(0.70)	$1.71
Consolidated operations	$(1.01)	$(2.53)	$0.66
Diluted (loss) income per share
Continuing operations	$(1.65)	$(1.83)	$(1.05)
Discontinued operations	$0.65	$(0.70)	$1.68
Consolidated operations	$(1.01)	$(2.53)	$0.65
Basic weighted-average common shares outstanding	8,697,369	8,526,965	8,436,796
Effect of dilutive options and other equity instruments	—	—	—
Basic and diluted weighted-average common shares outstanding	8,697,369	8,526,965	8,436,796
Cash dividends declared per common share	$—	$0.62	$0.80

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at April 1, 2018	8,396,537	99,000	60,611,900	(57,503,000)	104,843,700	108,051,600
Proceeds from issuance of stock	52,067	500	810,800	—	—	811,300
Treasury stock purchases	(6,332)	—	—	(111,100)	—	(111,100)
Non-cash stock compensation expense	26,257	300	1,243,700	—	—	1,244,000
Cash dividends paid	—	—	—	—	(6,754,400)	(6,754,400)
Net income	—	—	—	—	5,545,800	5,545,800
Balance at March 31, 2019	8,468,529	99,800	62,666,400	(57,614,100)	103,635,100	108,787,200
Proceeds from issuance of stock	72,430	700	797,300	—	—	798,000
Treasury stock purchases	(55,321)	—	—	(882,100)	—	(882,100)
Non-cash stock compensation expense	43,786	400	1,174,200	—	—	1,174,600
Exercise of stock options	48,125	500	680,600	—	—	681,100
Cash dividends paid	—	—	—	—	(5,287,200)	(5,287,200)
Net income	—	—	—	—	(21,568,900)	(21,568,900)
Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Proceeds from issuance of stock	130,907	1,300	699,700	—	—	701,000
Treasury stock purchases	(23,031)	—	—	(121,600)	—	(121,600)
Non-cash stock compensation expense	148,408	1,500	1,209,500	—	—	1,211,000
Retirement of treasury stock	—	—	—	58,555,000	(58,555,000)	—
Net loss	—	—	—	—	(8,742,900)	(8,742,900)
Balance at March 28, 2021	8,833,833	$104,200	$67,227,700	$(62,800)	$9,481,100	$76,750,200

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	March 28, 2021	March 29, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(8,742,900)	$(21,568,900)	$5,545,800
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,744,500	4,026,100	3,618,900
Goodwill impairment	—	11,677,700	—
Gain on sale of discontinued operations	(3,020,800)	—	—
Non-cash stock-based compensation expense	1,211,000	1,174,600	1,244,000
Deferred income taxes and other	3,032,500	(2,977,200)	665,200
Change in trade accounts receivable	12,676,000	11,097,800	(6,103,900)
Change in product inventory	9,279,900	2,697,400	477,600
Change in prepaid expenses and other current assets	(2,007,600)	(6,144,700)	(1,073,700)
Change in other assets and other liabilities	(3,304,200)	(251,400)	938,900
Change in trade accounts payable	(15,197,600)	905,300	5,073,600
Change in payroll, benefits and taxes	2,021,500	(1,671,200)	(2,361,600)
Change in income and sales tax liabilities	353,100	(298,200)	(1,590,200)
Change in accrued expenses and other current liabilities	(729,600)	2,240,900	1,812,100
Net cash (used in) provided by operating activities	(684,200)	908,200	8,246,700

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(806,100)	(288,000)	(2,855,200)
Proceeds from sale of discontinued operations	9,201,500	—	—
Purchases of internal use software licenses eligible for capitalization	(11,049,800)	(6,557,700)	(2,309,500)
Net cash used in investing activities	(2,654,400)	(6,845,700)	(5,164,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (borrowings) from 2016 Revolving Credit Facility	(25,565,300)	11,185,800	3,542,700
Gross proceeds from borrowings from 2020 Revolving Credit Facility	137,868,500	—	—
Repayments of borrowings on 2020 Revolving Credit Facility	(107,283,900)	—	—
Payments of debt issuance costs	(698,300)	—	—
Payments on long term debt	—	(2,300)	(27,300)
Proceeds from issuance of stock	199,200	262,400	279,000
Proceeds from exercise of stock options	—	680,600	—
Cash dividends paid	—	(5,287,200)	(6,754,400)
Purchase of treasury stock and repurchase of stock from employees and directors for minimum tax withholdings	(121,600)	(882,100)	(111,100)
Net cash provided by (used in) financing activities	4,398,600	5,957,200	(3,071,100)

Net increase in cash and cash equivalents	1,060,000	19,700	10,900

CASH AND CASH EQUIVALENTS, beginning of period	50,000	30,300	19,400

CASH AND CASH EQUIVALENTS, end of period	$1,110,000	$50,000	$30,300

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal years ended March 28, 2021, March 29, 2020 and March 31, 2019 contained 52 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations, including Income taxes receivable on the Company’s Consolidated Balance Sheets. The Company has filed for a refund with the IRS.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends and current economic conditions. Actual collection experience has not varied significantly from estimates, due primarily to consistent credit policies, collection experience, as well as the Company’s stability as it relates to its current customer base. Typical payments from a large majority of commercial customers are due 30 days from the date of the invoice. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized by our customers. At March 28, 2021 and March 29, 2020, the Company had a reserve for the allowance for doubtful accounts related to customers in continuing operations of $1,584,200 and $3,288,800, respectively.

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of supplier terms surrounding price protection and product returns), and assumptions about future demand. At March 28, 2021 and March 29, 2020, the Company had a reserve for excess and obsolete inventory of $3,359,000 and $9,666,100, respectively. At March 28, 2021 and March 29, 2020, the reserve for excess and obsolete inventory included balances related to the discontinued Retail operations of $81,000 and $6,350,800 respectively, which are included in the Current portion of assets held for sale on the Consolidated Balance Sheets. The reduction in the reserve is primarily related to the exit from the Retail business that occurred in fiscal year 2020. The reserve as of March 29, 2020 included reserves on retail inventory and were higher than normal levels due in part to concerns surrounding the COVID-19 pandemic at that time.

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

Intangibles

The Company capitalizes computer software costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and when management authorizes and commits to funding the project and it is probable that the project will be completed.  Development and acquisition costs are capitalized when the focus of the software project is either to develop new software, to increase the life of existing software or to add significantly to the functionality of existing software. Capitalization ceases when the software project is substantially complete and ready for its intended use. Amortization is recorded using the straight-line method over the estimated useful life which ranges from one to three years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges of long-lived assets other than goodwill, in fiscal years 2021, 2020, or 2019.

Indefinite-Lived Intangible Assets

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

Based on the Company’s quantitative impairment tests performed, the Company recognized a $11.7 million impairment loss on goodwill in fiscal year 2020 ($9.1 million related to continuing operations and $2.6 million related to discontinued operations). The Company did not recognize an impairment loss on goodwill or other indefinite lived intangible assets in fiscal years 2021 or 2019.

The methods of assessing fair value for our reporting units with goodwill as well as for indefinite lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Other Long-Term Assets

Other long-term assets consist of capitalized implementation costs of hosting arrangements, cash surrender value of life insurance policies related to a Supplemental Executive Retirement Plan (see Note 13), and deferred debt financing costs. Capitalized implementation costs of hosting arrangements that are accounted for as service contracts, which relate to our SAP ERP implementation, was $3.1 million and $0.8 million as of March 28, 2021 and March 29, 2020, respectively.

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

In most cases, shipments are made using FOB (freight on board) shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts provided by the Company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions at the estimated transaction price. The Company recognized revenues net of sales tax.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with ASC No. 606, the Company looks at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether obligation exists between the other parties and our customer. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal year 2021).

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. Warranty expense was immaterial for fiscal years 2021, 2020, and 2019.

Supplier Programs

Funds received from suppliers for price protection, product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC No. 705-20: Cost of Sales and Services - Accounting for Consideration Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of (Loss) Income and totaled $10,036,100, $10,222,800, and $11,647,700 for fiscal years 2021, 2020, and 2019, respectively.

Stock Compensation Awards

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

In accordance with ASC No. 740, no provision for tax uncertainties was determined to be necessary as of March 28, 2021, March 29, 2020 and March 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews and evaluates its estimates and assumptions, including but not limited to, those that relate to tax reserves, stock-based compensation, accounts receivable reserves, inventory reserves and future cash flows associated with impairment testing for long-lived assets. Actual results could significantly differ from those estimates.

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

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2021	2020

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	21,265,400	20,921,800
Information technology equipment	5,003,000	5,255,000
Furniture, telephone system, equipment and tooling	8,910,500	9,039,000
	39,919,700	39,956,600
Less accumulated depreciation	(27,348,100)	(26,522,900)
Property and equipment, net	$12,571,600	$13,433,700

Depreciation of property and equipment was $1,667,500, $1,683,000, and $1,507,300 for fiscal years 2021, 2020 and 2019, respectively.

Note 4. Goodwill and Other Intangible Assets

Due to lower than expected results and a significant reduction in market capitalization (due to reduced stock price), we performed a quantitative impairment test for goodwill during the third and fourth quarters of fiscal year 2020. Based on the quantitative tests we did in fiscal year 2020, we recorded $9.1 million of non-cash goodwill impairment loss related to continuing operations and $2.6 million of impairment loss related to discontinued operations. There was no goodwill carrying amount at any time during fiscal year 2021.

Intangibles, net on our Consolidated Balance Sheets as of March 28, 2021 and March 29, 2020, consists of capitalized software for internal use and an indefinite lived intangible assets. Capitalized software for internal use, net of accumulated amortization, which primarily related to our SAP ERP implementation as of March 28, 2021 and March 29, 2020 was $18,341,100 and $10,362,100, respectively. Amortization expense of capitalized software for internal use was $2,077,000, $1,954,700, and $1,620,800 for fiscal years 2021, 2020, and 2019. Indefinite lived intangible assets were $795,400 as of March 28, 2021 and March 29, 2020.

Note 5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 28, 2021	March 29, 2020
Returns Reserve	$1,967,300	$3,440,100
Other Accrued Expenses	945,000	804,300
Total Accrued Expenses and other current liabilities	$2,912,300	$4,244,400

The amount of expected returns are recognized as a refund liability within the Accrued expenses and other current liabilities line item on the Consolidated Balance Sheets. This liability represents the obligation to return customer consideration. The value of the expected goods returned by customers is recognized as a return asset within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the return asset are recorded as reductions to cost of goods sold. As of March 28, 2021, the return asset and return liability amounts were $1.0 million and $2.0 million, respectively. As of March 29, 2020, the return asset and return liability amounts were $2.7 million and $3.4 million, respectively.

Note 6. Borrowings Under Revolving Credit Facility

Fiscal Year 2020 Revolving Credit Facility Activity

On June 24, 2016, the Company and its primary operating subsidiaries entered into a Credit Agreement (the “Credit Agreement”) with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender, for a senior asset based secured revolving credit facility of up to $35 million (the Revolving Credit Facility”). On October 19, 2017, the Company and its primary operating subsidiaries, as co-borrowers, entered into an Amended and Restated Credit Agreement with SunTrust Bank, as Administrative Agent and Lender, and Wells Fargo Bank, National Association, as a Lender (the “Amended and Restated Credit Agreement”). Pursuant to the Amended and Restated Credit Agreement, the Credit Agreement for the secured Revolving Credit Facility, as previously established in June 2016, was amended and restated in order to, among other things, increase the Company’s borrowing limit from up to $35 million to up to $75 million. Capitalized terms used but not otherwise defined in this Note 6 under the heading, “Fiscal Year 2020 Revolving Credit Facility Activity” have the meanings ascribed to each in the Amended and Restated Credit Agreement.

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

Interest expense on the Revolving Credit Facility for fiscal year 2020 totaled $1,114,900. Average borrowings under this Revolving Credit Facility totaled $33,755,700 and maximum borrowings totaled $56,069,900 for fiscal year 2020. In addition to the interest charged on borrowings, the Company was subject to a 0.25% fee on the unused portion of this Revolving Credit Facility.

Borrowings under this Revolving Credit Facility could be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Amended and Restated Credit Agreement. As of March 29, 2020, borrowings under this Revolving Credit Facility totaled $25.6 million and, therefore, the Company had $49.4 million available for borrowing as of March 29, 2020, subject to the Borrowing Base limitation and compliance with the other applicable terms of the Amended and Restated Credit Agreement, including the applicable covenants. The Company’s previous line of credit had a lockbox arrangement associated with it and therefore the outstanding balance was classified as a current liability on our Consolidated Balance Sheet as of March 29, 2020.

There is a financial covenant that the Company was required to maintain at any time during which borrowings under this Revolving Credit Facility exceeded $65 million. The Company’s borrowings did not exceed $65 million during fiscal year 2020. The Company was in compliance with the terms and other covenants applicable to the revolving credit facility at the end of fiscal year 2020.

This Revolving Credit Facility restricted our ability to pay dividends and to repurchase our shares, either upon a default or when our borrowing availability was below $15.0 million, or in certain more limited circumstances $11.3 million, and also limited to $2.0 million the aggregate dollar value of shares that may be withheld or repurchased in connection with satisfaction of tax withholding obligations related to vested equity grants during any 12 month period. It also contained other financial covenants and ratios that could restrict dividends and repurchases. At March 29, 2020, we had the ability to withhold or repurchase $1.8 million in additional shares of our common stock during fiscal 2020, without violating this covenant.

Fiscal Year 2021 Revolving Credit Facility Activity

On October 29, 2020, the Company entered into a Credit Agreement (the “2020 Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated the secured Revolving Credit Facility discussed above. Terms used, but not defined, in this Note 6 under the heading “Fiscal Year 2021 Revolving Credit Facility Activity” have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement.

The 2020 Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. The 2020 Revolving Credit Facility includes a $5.0 million letter of credit sublimit and provides for the issuance of Swing Loans. The 2020 Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the 2020 Revolving Credit Facility to an aggregate commitment amount of up to $125 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of $4 million and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

Borrowings initially accrue interest from the applicable borrowing date: (A) if a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin of 2.25% until the March 2021 financial statements are delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then 2.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then 2.00%; (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% per annum until the March 2021 financial statements are delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then 1.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then 1.00%. The Credit Agreement contains a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement. On March 28, 2021, the interest rate applicable to borrowings under the secured 2020 Revolving Credit Facility was 4.50%.

Following an Event of Default, the Lenders’ may at their option increase the applicable per annum rate to a rate equal to two percentage points above such rate and, with certain events of default such increase is automatic.

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the 2020 Revolving Credit Facility, at a per annum rate equal to 0.25%.

The Credit Agreement contains one financial covenant, a Fixed Charge Coverage Ratio, which is tested only if Excess Availability is less than the greater of (a) 16.7% of the maximum amount of the Credit Facility (at closing, $12,525,000) and (b) $12,500,000.  In addition, the 2020 Credit Agreement contains provisions that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the 2020 Credit Agreement.

The Company is required to make certain prepayments under the 2020 Revolving Credit Facility under certain circumstances, including from net cash proceeds from certain asset dispositions in excess of certain thresholds.

The 2020 Credit Agreement contains representations, warranties and affirmative covenants. The Credit Agreement also contains negative covenants and restrictions on, among other things:  (i) Indebtedness, (ii) liens, (iii) fundamental changes, (iv) disposition of assets, (v) restricted payments (including certain restrictions on redemptions and dividends, discussed below), (vi) investments and (vii) transactions with affiliates. The 2020 Credit Agreement also contains events of default, such as payment defaults, cross-defaults to other material indebtedness, misrepresentations, bankruptcy and insolvency, the occurrence of a Change of Control and the failure to observe the negative covenants and other covenants contained in the 2020 Credit Agreement and the other loan documents.

The secured Revolving Credit Facility also restricts our ability to pay dividends and to repurchase our shares.  Assuming that no default exists, we may redeem or repurchase up to $2,000,000 of our shares in any twelve consecutive month period in connection with the payment or satisfaction of tax withholding obligations of participants under our equity compensation plans.  We may pay dividends or effect redemptions provided that no default exists or will exist after giving effect to the dividend or repurchase, and the average Excess Availability is not less than $18,750,000 during the immediately preceding thirty-day period and after giving effect to the dividend or repurchase on a pro forma basis, and for each day of the thirty-day period not less than $12,500,000.  Excess Availability is generally defined as Availability minus the aggregate amount of trade payables aged in excess of historical levels and all book overdrafts in excess of historical practices. In addition to these conditions, dividends and repurchase of our shares are in any event limited to $625,000 per quarter and not more than $2,500,000 in the aggregate during the period October 29, 2020 through October 28, 2021, at which time these quarterly and aggregate limits expire.

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the 2020 Credit Agreement and other operating subsidiaries of the Company (collectively, the “Loan Parties”), and Wells, as Administrative Agent, the Obligations, which include the obligations under the 2020 Credit Agreement, are guaranteed by the Loan Parties, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) Accounts, Books, Chattel Paper, Deposit Accounts, General Intangibles, Inventory, Negotiable Collateral, Supporting Obligations, Money, Cash Equivalents or other assets that come into the possession, custody or control of the Agent or any Lender, and related assets, and the proceeds and products of any of the foregoing (the “Collateral”). The security interests in the Collateral are in favor of the Administrative Agent, for the benefit of the Lenders party to the 2020 Credit Agreement from time to time. The Obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

On March 28, 2021, the interest rate applicable to borrowings under the 2020 Revolving Credit Facility was 4.50%. The weighted average interest rate on borrowings under the Company’s Revolving Credit Facility during fiscal year 2021 was 2.89%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.

Interest expense on both Revolving Credit Facilities in the aggregate for fiscal year 2021 totaled $556,100, net of capitalized interest of $450,200. Average borrowings under the facilities totaled $34,404,500 and maximum borrowings totaled $43,283,000 for fiscal year 2021. In addition to the interest charged on borrowings, the Company continues to be subject to a 0.25% fee on the unused portion of the 2020 Revolving Credit Facility.

Borrowings under the 2020 Revolving Credit Facility may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the 2020 Credit Agreement. As of March 28, 2021, borrowings under the 2020 Revolving Credit Facility totaled $30.6 million and, therefore, the Company had $44.4 million available for borrowing as of March 28, 2021, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced above. The 2020 Revolving Credit Facility has no lockbox arrangement associated with it, and therefore the outstanding balance is classified as a long-term liability on the Consolidated Balance Sheet as of March 28, 2021. Accordingly, borrowings from and repayments to the Company’s current line of credit are reflected on a gross basis in the cash flows from financing activities in the Consolidated Statements of Cash Flow.

Note 7. Lease

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Our leases have remaining lease terms of 1 to 5 years, some of which include options to extend the leases for up to 5 years. Rent expense for fiscal years 2021, 2020 and 2019 totaled $3,453,500, $3,046,000, and $3,001,800, respectively.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2025. Monthly rent payments now range from $183,000 to $203,800 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2023. The Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $40,500 to $43,000 through the remaining lease term.

Additional sales and marketing offices are located in additional leased office space in San Antonio, Texas.  This space is leased pursuant to a lease agreement expiring on October 31, 2021.  Monthly rent payments are $19,100 through the remaining lease term.

Quantitative information regarding the Company’s leases is as follows:

As of March 28, 2021
Maturities of lease liabilities by fiscal year are as follow:
2022	$3,164,000
2023	3,018,300
2024	2,725,700
2025	2,609,900
2026	1,987,600
Total	13,505,500
Less: present value discount	(2,008,500)
Present value of lease liabilities	$11,497,000

Weighted-average discount rate:	3.9%
Weighted-average remaining lease term	4.5 years

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

Market activity for the fiscal years ended 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended
	March 28, 2021	March 29, 2020	March 31, 2019
Revenues
Public Carrier	$149,825	$156,395	$156,983
Value-added resellers and Integrators	223,516	252,619	262,062
Total revenues	$373,341	$409,014	$419,045

Gross Profit
Public Carrier	$16,585	$18,699	$20,275
Value-added resellers and Integrators	51,131	60,943	64,130
Total gross profit	$67,716	$79,642	$84,405

Note 10. Stock Buyback

The Company withholds shares of common stock from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and restricted stock awards. For fiscal years 2021, 2020, and 2019 the total value of shares withheld for taxes was $121,500, $201,000, and $111,100, respectively.

Note 11. Retirement of Treasury Stock

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

Note 12. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes from continuing operations provided in the consolidated statements of income is as follows:

	2021	2020	2019

Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.4	1.8	(1.3)
Non-deductible expenses	(1.2)	(0.7)	2.2
Change in uncertain tax positions	—	—	2.8
Change in valuation allowance	(7.6)	(2.9)	—
Rate change for loss carrybacks	6.2	12.5	—
Other	(0.7)	0.7	—
Effective rate	21.1%	32.4%	24.7%

The provision for income taxes from continuing operations was comprised of the following:

	2021	2020	2019

Federal: Current	$(4,263,700)	$(4,008,000)	$(3,120,400)
Deferred	(48,200)	(2,642,800)	509,400
State: Current	16,700	(411,000)	(321,500)
Deferred	450,700	(413,000)	18,700
Benefit from income taxes	$(3,844,500)	$(7,474,800)	$(2,913,800)

Total net deferred tax assets (liabilities) as of March 28, 2021 and March 29, 2020, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets, are as follows:

	2021	2020
Deferred tax assets:
Deferred compensation	$163,600	$264,300
Accrued vacation	362,600	469,100
Deferred rent	2,638,100	3,258,600
Allowance for doubtful accounts	357,300	1,130,900
Inventory reserves	766,300	2,794,200
Sales tax reserves	104,500	122,900
Sales return assets	451,400	1,200,400
Net operating loss	518,500	275,400
Business interest limitation carryforward	383,800	259,300
Other assets	925,900	1,013,600
	6,672,000	10,788,700
Valuation allowance	(2,866,800)	(2,047,300)
Total deferred tax assets	3,805,200	8,741,400

Deferred tax liabilities:
Depreciation and amortization	(214,600)	(419,200)
Sales return liabilities	(224,100)	(950,600)
Lease right of use	(2,589,600)	(3,232,900)
Prepaid expenses and other liabilities	(803,400)	(1,106,200)
Total deferred tax liabilities	(3,831,700)	(5,708,900)
Net deferred tax (liability) assets	$(26,500)	$3,032,500

The valuation allowance recorded by the Company as of March 28, 2021 and March 29, 2020 resulted from the uncertainties of the future realization of federal and state deferred tax assets. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be realized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

As of March 28, 2021, the Company had state net operating loss carryforwards of $72,966,720 which will generally begin to expire in fiscal year 2030 through fiscal year 2040.  Certain state net operating loss carryovers do not expire.

As of March 28, 2021 and March 29, 2020, the Company had no unrecognized tax benefits.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the consolidated statement of income for fiscal year 2021, 2020 and 2019 was a benefit of $0, $0, and $250,500 (net of federal benefit), respectively. The cumulative amount included in the consolidated balance sheet as of March 28, 2021 and March 29, 2020 was $0.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts, exclusive of interest, is as follows:

	2021	2020	2019
Beginning balance of unrecognized tax benefit	$—	$—	$112,700
Increases related to current period tax positions	—	—	3,500
Reductions as a result of a lapse in the applicable statute of limitations	—	—	(116,200)
Ending balance of unrecognized tax benefits	$—	$—	$—

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which we refer to herein as the 2017 Tax Act. While the changes from the Tax Act were generally effective for tax years beginning after December 31, 2017, ASC No. 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment.   Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allowed registrants to record provisional amounts in earnings for the year ended April 1, 2018.  The Company was required to complete its tax accounting for the 2017 Tax Act when it had obtained, prepared and analyzed the information to complete the income tax accounting but no later than December 22, 2018.   Accordingly, during fiscal year 2019, the Company completed its accounting for the tax effects of the enactment of the 2017 Tax Act based on the Company’s interpretation on the new tax regulations and related guidance issued by the U.S. Department of the Treasury and the IRS.  The Company did not record a material adjustment in fiscal year 2019 to the provided provisional amount of $0.2 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible business interest expense, allowing companies to carryback certain net operating losses to the preceding five years, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income.

The Company files income tax returns in U.S. federal, state and local jurisdictions. Tax returns for fiscal years 2015 through 2021 remain open to examination by U.S. federal, state and local tax authorities. All state net operating losses generated to date are subject to adjustment for state income tax purposes.

Note 13. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Expense related to this matching contribution was $806,000, $937,500, and $957,100 during fiscal years 2021, 2020, and 2019, respectively. As of March 28, 2021, plan assets included 232,000 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., the Company’s Chairman of the Board. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $2,680,700 and $809,400, respectively, as of March 28, 2021 and $2,523,500 and $915,700, respectively, as of March 29, 2020, are included in Other long-term assets and Other non-current liabilities, respectively, in the accompanying Consolidated Balance Sheets.

Note 14. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Shares of common stock are excluded from the calculation if they are determined to be anti-dilutive. In fiscal years 2021 and 2020, the Company had a net loss and accordingly recorded EPS by using only basic shares outstanding.

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Amounts in thousands, except per share amounts
Amounts in thousands, except per share amounts	2021	2020	2019
Earnings per share from continuing operations – Basic:
Net loss	$(14,373)	$(15,601)	$(8,882)

Weighted average common shares outstanding – Basic	8,697	8,527	8,437

Earnings per common share from continuing operations – Basic	$(1.65)	$(1.83)	$(1.05)

Earnings per share – Diluted:
Net loss	$(14,373)	$(15,601)	$(8,882)

Weighted average common shares outstanding – Basic	8,697	8,527	8,437
Effect of dilutive options	—	—	—
Weighted average common shares outstanding – Diluted	8,697	8,527	8,437

Loss per common share from continuing operations – Diluted	$(1.65)	$(1.83)	$(1.05)

Anti-dilutive equity awards not included above	755	852	94

At March 28, 2021, March 29, 2020, and March 31, 2019 stock options with respect to 925,000, 862,000 and 591,500 shares of common stock were outstanding, respectively. The anti-dilutive stock options outstanding at March 28, 2021, March 29, 2020, and March 31, 2019 total 755,000, 852,000 and 94,000, respectively.  There were no anti-dilutive Performance Stock Units or Restricted Stock Units outstanding as of March 28, 2021, March 29, 2020, and March 31, 2019.

Note 15. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019 includes $1,211,000, $1,174,600, and $1,244,000, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019 includes $255,600, $386,100, and $307,300, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs) and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

As of March 28, 2021, 528,709 shares were available for issue in respect of future awards under the 2019 Plan. Subsequent to the Company’s 2021 fiscal year end, on May 15, 2021, the Compensation Committee of the Board of Directors with concurrence of the full Board of Directors, granted stock options to select key employees to purchase an aggregate of 187,500 shares of the Company’s common stock. In addition, as further discussed below, RSU awards for 12,000 shares and restricted stock awards for 22,252 shares were made on April 29, 2021, entitling the recipients to receive up to 34,252 shares of common stock in the aggregate, depending upon vesting.  Accordingly, as of June 2, 2021, and after accounting for shares added back to the 2019 Plan in the interim, an aggregate of 303,279 shares were available for future awards under the 2019 Plan.

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

The following table summarizes the activity under the Company’s PSU program for fiscal years 2021, 2020 and 2019:

	2021		2020		2019
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	68,355	$15.00	98,306	$14.55	67,000	$12.65
PSUs Granted	—	—	51,616	15.93	71,000	15.58
PSUs Vested	(21,690)	14.21	(29,036)	14.09	(14,257)	12.66
PSUs Forfeited/Cancelled	(33,113)	15.69	(52,532)	9.82	(25,437)	13.46
Unvested shares available for issue under outstanding PSUs, end of period	13,552	$14.57	68,355	$15.00	98,306	$14.55

As of March 28, 2021, there was $16,943 unrecognized compensation cost, related to PSUs earned. Total fair value of shares vested during fiscal years 2021, 2020 and 2019 was $103,300, $780,400 and $460,800, respectively.

The PSUs canceled during fiscal year 2021 primarily related to the fiscal year 2020 grant of PSUs which had a one-year measurement period (fiscal 2020) and employee departures. The PSUs were canceled because the minimum applicable fiscal 2020 performance targets were not fully satisfied. Per the provisions of the 2019 Plan, the shares related to these forfeited and canceled PSUs were added back to the 2019 Plan and became available for future issuance under the 2019 Plan.

The remaining 13,552 shares covered by PSUs outstanding at the end of fiscal year 2021 were earned based on fiscal year 2019 and 2018 performance, but were not yet vested as of March 28, 2021. Assuming the respective participants remain employed by, or affiliated with the Company, these shares will vest on or about May 1 of 2021 and 2022 as follows:

Number of Shares
Fiscal Year 2022	9,023
Fiscal Year 2023	4,529
13,552

Subsequent to the Company’s 2021 fiscal year end, on May 26, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 96,603 PSU awards to certain employees of the Company.  These awards will be earned based on achievement of pre-defined EBITDA targets for the Company’s continuing operations and if earned, provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards, if earned, will vest and shares will be issued June 1, 2022 provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on that date.

Restricted Stock/Restricted Stock Units: On May 10, 2018 and June 6, 2018, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU awards to non-employee directors of the Company and to the then Executive Chairman.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards have vested or will vest, and shares have been or will be issued, 25% on or about each of May 1 of 2019, 2020, 2021 and 2022, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 28, 2021, there was less than $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately one years.

On May 10, 2019, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU, ratably to the then six non-employee directors, including the then Chairman of the Board of the Company.  These RSU awards provide for the issuance of shares of the Company’s common stock in four equal installments beginning on May 10, 2020 and continuing on the same date in 2021, 2022 and 2023, provided that the director remains associated with the Company on each such date (or meets other criteria as prescribed in the applicable award agreement). As of March 28, 2021, there was less than $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately two years.

On May 15, 2020, July 24, 2020 and November 12, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 30,000 RSU awards to the then non-employee directors of the Company.  These RSU awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards provide for vesting and that shares will be issued 25% on or about each of May 1 of 2021, 2022, 2023 and 2024, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. As of March 28, 2021, there was approximately $0.1 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years.

In addition, and also on May 15, 2020 and July 24, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 72,202 shares of restricted stock to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2021.  The amount of shares issued was the cash equivalent of the required retainers on the approval date.  These awards provide for the issuance of shares of the Company’s common stock subject to a risk of forfeiture that will lapse in whole or in part in July 2021, generally depending on the length of continued service of the recipient on the Board for fiscal 2021. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2021 and only in respect of those shares for which the risk of forfeiture has then lapsed. At March 28, 2021, 56,805 of these shares were expected to vest.

Changes in the composition of the Board during fiscal year 2021, in connection with or occurring during the term of a consent solicitation initiated by certain of our stockholders during the year resulted in the accelerated vesting of 30,000 of the current and prior year RSUs discussed in the previous two paragraphs and the issuance of a corresponding number of shares of Common Stock to departing directors.

Subsequent to the Company’s 2021 fiscal year end, on April 29, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 12,000 RSU awards to non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of April 29 of 2022, 2023, 2024 and 2025, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date.

Also subsequent to the Company’s 2021 fiscal year end, on May 25, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 24,761 RSU awards to non-employee directors of the Company.  These awards were awarded in lieu of the directors’ receiving estimated cash payments that would otherwise be received for attendance at Board and Committee meetings during fiscal 2022 and provide for the vesting and issuance of shares of the Company’s common stock to the non-employee director on May 25, 2022, provided that the director remains associated with the Company (or meets service and other criteria as prescribed in the agreement) on that date.

In addition, and also on April 29, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 22,252 shares of restricted stock to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2022.  The amount of shares issued was the cash equivalent of the required retainers on the approval date.  These awards provide for the issuance of shares of the Company’s common stock subject to a risk of forfeiture that will lapse in whole or in part on July 1, 2022, generally depending on the length of continued service of the recipient on the Board for fiscal 2022. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2022 and only in respect of those shares for which the risk of forfeiture has then lapsed.

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

Stock Options:  The grant date value of the Company’s stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years. During fiscal 2021, stock options for 177,042 shares were forfeited due to employee departures. The weighted-average remaining contractual term of options exercisable as of March 28, 2021 was 2.8 years.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided the option remains outstanding. The following tables summarize the pertinent information for outstanding options.

	2021		2020
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant
Unvested options, beginning of period	465,374	$2.38	281,292	2.39
Options Granted	240,000	2.05	405,000	2.53
Options Forfeited/Cancelled	(127,625)	3.13	(81,376)	3.23
Options Vested	(194,079)	3.28	(139,542)	2.32
Unvested options, end of period	383,670	1.47	465,374	2.38

			March 28, 2021
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2021	240,000	$4.70	165,000	-
2020	405,000	$13.54	341,000	138,788
2019	66,500	$16.31	35,000	23,749
2018	230,000	$15.12	80,000	74,791
2017	410,000	$12.57	263,958	263,961
2016	100,000	$22.42	40,000	40,000
Total			924,958	541,288

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2021	46.82%	1.17%	0.00%	4.0	$2.05
2020	35.88%	2.00%	5.82%	4.0	$2.53
2019	35.59%	3.11%	4.99%	4.0	$3.38

As of March 28, 2021, there was approximately $0.8 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years. Total value of options exercised during fiscal 2020 was $681,100. 48,125 shares were exercised, and the weighted average exercise price of these shares was $14.15. No options were exercised during fiscal 2021 or 2019.

On April 30, 2020, May 15, 2020, August 19, 2020 and February 8, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 165,000 stock options to select key employees.  The grant date value of these stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years.

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

Subsequent to the Company’s 2021 fiscal year end, on April 29, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 187,500 stock options to select key employees.  The grant date value of these stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019 were $61,500, $78,400, and $82,600, respectively. During the fiscal years ended March 28, 2021, March 29, 2020, and March 31, 2019, 40,493, 34,829, and 19,183 shares were sold to employees under this plan, having a weighted average market value of $4.92, $7.51, and $14.54, respectively.

Note 16. Fair Value Disclosure

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, and quoted prices for identical or similar assets or liabilities in markets that are not active.
●	Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about the inputs used in pricing the asset or liability.

As of March 28, 2021 and March 29, 2020, the Company has no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, revolving credit facility, life insurance policies and other current liabilities approximate their fair values as of March 28, 2021 and March 29, 2020 due to their short-term nature.

Note 17. Supplemental Cash Flow Information

Cash paid for income taxes net of refunds, for fiscal years 2021, 2020, and 2019 totaled $21,000, $1,515,300, and $1,835,400, respectively. Cash paid for interest during fiscal years 2021, 2020, and 2019 totaled $952,700, $1,106,300, and $809,000, respectively. Interest capitalized during fiscal years 2021 and 2020 was $450,200 and $87,700, respectively. No interest was capitalized during fiscal year 2019.

Note 18. Concentration of Risk Related to Continuing Operations

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for all of its supply of wireless communications equipment. For fiscal years 2021, 2020, and 2019, sales of products purchased from the Company's top ten suppliers accounted for 53%, 54%, and 50% of total revenues, respectively. Products purchased from the Company’s largest supplier related to continuing operations accounted for approximately 29%, 30%, and 24% of total revenues in fiscal years 2021, 2020, and 2019, respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including the suppliers referenced above, or of other suppliers whose products may be difficult to source on comparable terms elsewhere, would have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or supplier relationships. For fiscal years 2021, 2020, and 2019, sales of products to the Company's top ten customer relationships accounted for 34%, 34%, and 31% of total revenues, respectively. There was one customer that accounted for 11%, 15%, and 14% of total revenues in fiscal year 2021, 2020 and 2019, respectively.

Note 19. Discontinued Operations

On December 2, 2020, the Company sold most of its Retail inventory and certain other Retail-related assets to Voice Comm. In addition, we assigned or licensed Ventev®- related intellectual property to Voice Comm, including the Ventev® trademark, for their use in connection with the sale of mobile device and accessory products. Cash proceeds of $9.5 million were received at closing. As part of the sale agreement, the Company is entitled to royalty payments of up to $3.0 million in the aggregate on the sale of Ventev® branded products by Voice Comm over a four-year period after the closing. Additionally, future customer returns to the Company may be resold to Voice Comm over a two-year period after the closing.

A pre-tax gain on disposal of $3.0 million was recorded in the fiscal quarter ended December 27, 2020, which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of (Loss) Income.

The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the fiscal years ended March 28, 2021, March 29, 2020 and March 31, 2019:

	Fiscal Years Ended
	March 28, 2021	March 29, 2020	March 31, 2019

Revenues	$86,728,300	$131,283,900	$187,769,000
Cost of goods sold	74,238,800	119,102,800	150,815,000
Gross profit	12,489,500	12,181,100	36,954,000
Selling, general and administrative expenses	7,652,100	15,809,500	17,866,700
Goodwill impairment	—	2,569,100	—
Income (loss) from operations	4,837,400	(6,197,500)	19,087,300
Gain on disposal	3,020,800	—	—
Income (loss) before provision for (benefit from) income taxes	7,858,200	(6,197,500)	19,087,300
Provision for (benefit from) income taxes	2,227,800	(230,000)	4,659,200
Net income (loss) attributable to discontinued operations	$5,630,400	$(5,967,500)	$14,428,100

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

The following table summarizes the major classes of assets attributable to discontinued operations that are included in the Current portion of assets held for sale in the Company’s consolidated balance sheets as of March 28, 2021 and March 29, 2020:

	March 28,	March 29,
	2021	2020

ASSETS
Product inventory, net	$1,196,900	$18,849,900
Current portion of assets held for sale	$1,196,900	$18,849,900

The product inventory remaining at March 28, 2021 represents Retail inventory that was not sold to Voice Comm.  Management intends to sell through this inventory in the near term in alignment with its complete exit from the Retail business.

Discontinued operations related to this Retail sale in future years will primarily include:

●	Revenue related to royalty income, purchase price adjustments and selling inventory from customer returns to Voice Comm
●	Sale or liquidation of inventory continuing to be held for sale
●	Product returns from customers
●	Changes in estimates of inventory and returns reserves
●	Minor operating expenses related to above items

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations during fiscal 2021, 2020, and 2019 was $13.2 million, $11.3 million, and $17.3 million, respectively. Cash provided by investing activities from discontinued operations during fiscal 2021, 2020, and 2019 was $9.2 million, $0 million, and $0 million, respectively.

Note 20. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the fiscal years ended March 28, 2021 and March 29, 2020 is presented in the table below.

	Fiscal Year 2021 Quarters Ended				Fiscal Year 2020 Quarters Ended
	March 28,	December 27,	September 27,	June 28,	March 29,	December 29,	September 29,	June 30,
	2021	2020	2020	2020	2020	2019	2019	2019
Revenues	$88,733,100	$99,237,600	$88,892,400	$96,477,600	$105,839,700	$100,844,000	$103,651,000	$98,679,700
Cost of goods sold	71,907,100	81,921,900	71,771,200	80,024,900	86,251,300	81,196,300	83,466,700	78,458,200
Gross profit	16,826,000	17,315,700	17,121,200	16,452,700	19,588,400	19,647,700	20,184,300	20,221,500
Selling, general and administrative expenses	19,580,000	23,606,800	20,787,800	21,532,500	23,547,600	21,994,800	22,029,900	24,432,900
Goodwill impairment	—	—	—	—	9,108,600	—	—	—
Restructuring charges	—	—	—	—	—	—	—	488,000
Operating expenses	19,580,000	23,606,800	20,787,800	21,532,500	32,656,200	21,994,800	22,029,900	24,920,900
Operating loss	(2,754,000)	(6,291,100)	(3,666,600)	(5,079,800)	(13,067,800)	(2,347,100)	(1,845,600)	(4,699,400)
Interest, net	58,500	151,200	105,900	110,700	204,600	367,900	335,100	208,700
Loss from continuing operations before (benefit from) provision for income taxes	(2,812,500)	(6,442,300)	(3,772,500)	(5,190,500)	(13,272,400)	(2,715,000)	(2,180,700)	(4,908,100)
(Benefit from) provision for income taxes	(1,958,000)	(740,400)	(824,300)	(321,800)	(5,297,200)	(641,000)	(109,600)	(1,427,000)
Net loss from continuing operations	$(854,500)	$(5,701,900)	$(2,948,200)	$(4,868,700)	$(7,975,200)	$(2,074,000)	$(2,071,100)	$(3,481,100)
(Loss) income from discontinued operations, net of taxes	(2,075,700)	4,787,500	2,681,300	237,300	(6,101,500)	(2,947,400)	2,093,100	988,300
Net (loss) income	$(2,930,200)	$(914,400)	$(266,900)	$(4,631,400)	$(14,076,700)	$(5,021,400)	$22,000	$(2,492,800)
Basic and diluted (loss) earnings per share from continuing operations
Continuing operations	$(0.10)	$(0.66)	$(0.34)	$(0.56)	$(0.93)	$(0.24)	$(0.24)	$(0.41)
Discontinued operations	$(0.24)	$0.55	$0.31	$0.03	$(0.71)	$(0.35)	$0.24	$0.12
Consolidated operations	$(0.33)	$(0.11)	$(0.03)	$(0.54)	$(1.65)	$(0.59)	$0.00	$(0.29)
Basic weighted-average common shares outstanding	8,814,859	8,699,937	8,656,877	8,617,803	8,554,348	8,541,020	8,650,320	8,494,168
Effect of dilutive options and other equity instruments	—	—	—	—	—	—	—	—
Basic and diluted weighted-average common shares outstanding	8,814,859	8,699,937	8,656,877	8,617,803	8,554,348	8,541,020	8,650,320	8,494,168
Cash dividends declared per common share	$—	$—	$—	$—	$0.02	$0.20	$0.20	$0.20

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries (the Company) as of March 28, 2021 and March 29, 2020, the related consolidated statements of (loss) income, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended March 28, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2021 and March 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2021, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 11, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex auditor judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

is sensitive to changes in assumptions, including changes to future demand.
Inventory Reserve
Description of the Matter

The Company had inventories of $53.1 million as of March 28, 2021, net of reserves for excess and obsolete inventory of $3.4 million. The Company's inventory is evaluated for estimated obsolescence and is written down based on the difference between the cost of inventory and the estimated net realizable value. As described in Note 2 to the consolidated financial statements, management applies judgment to determine its reserves for excess and obsolete inventory, considering specifically known inventory risks and assumptions about future demand.

Auditing the Company’s estimated inventory reserves were complex and highly judgmental because the estimate was sensitive to changes in assumptions, including changes to future demand.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to estimate inventory reserves. For example, we tested controls over management’s review of the significant assumptions and data underlying the inventory reserve estimate.

To test the adequacy of the Company's inventory reserves, our audit procedures included, among others, testing the accuracy and completeness of the underlying data, evaluating the consistency of the methodology between periods, and evaluating management’s significant assumptions.  For example, we tested the historical purchasing and sales data in the calculation of excess inventory and tested the mathematical accuracy of the Company’s reserve calculation. We assessed the future demand assumptions by performing inquiries with those who were involved in sales and inventory management, and we compared future demand assumptions to historical data and trends, sales subsequent to year end, and potential contrary information. To evaluate management's ability to accurately estimate future demand in their sales projections, we retrospectively reviewed inventory write-offs and reserves during the current year in order to assess the accuracy of the prior year reserve.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Baltimore, Maryland

June 11, 2021

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 28, 2021.

The effectiveness of our internal control over financial reporting as of March 28, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementation of a new enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur in phases over the next several quarters. There have been no significant changes in our internal control over financial reporting as of March 28, 2021. However, as the next phases of the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, TESSCO Technologies Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 28, 2021 and March 29, 2020, the related consolidated statements of (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated June 11, 2021 expressed an unqualified opinion thereon.

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

June 11, 2021

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

(a)The following documents are filed as part of this report:

1.	The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 28, 2021 and March 29, 2020

Consolidated Statements of (Loss) Income for the fiscal years ended March 28, 2021, March 29, 2020 and March 31, 2019

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 28, 2021, March 29, 2020 and March 31, 2019

Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2021, March 29, 2020 and March 31, 2019

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

3.1.4

Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 6, 1996 (incorporated by reference to Exhibit 3.1.4 to the Company's Annual Report on Form 10-K filed for the fiscal year ended March 28, 1997).

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

3.2.4

Third Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2020).

3.2.5

Fourth Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).

4.1.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).
10.1.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
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

10.3.2

Form of Stock Option (Performance) under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).

10.3.3

Form of Restricted Stock Award under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).

10.3.4

Form of Stock Option under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).

10.3.5

Form of Restricted Stock Unit Award under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).

10.3.6

Form of Performance Share Unit Agreement – Officers and Employees, under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.6 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).

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

10.5.2

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

10.7.4

Form of Severance and Restrictive Covenant Agreement, entered into between the Company and Joseph Cawley (incorporated by reference to Exhibit 10.7.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).

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

10.10.1

Inventory Purchase Agreement dated as of October 28, 2020, by and among Voice Comm, LLC and TESSCO Technologies Incorporated, TESSCO Communications Incorporated and TESSCO Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2020).

21.1.1	*	Subsidiaries of the Company.
23.1.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1.1	*	Rule 15d-14(a) Certification of Sandip Mukerjee, Chief Executive Officer.
31.2.1	*	Rule 15d-14(a) Certification of Aric Spitulnik, Chief Financial Officer.
32.1.1	*	Section 1350 Certification of Sandip Mukerjee, Chief Executive Officer.
32.2.1	*	Section 1350 Certification of Aric Spitulnik, Chief Financial Officer.
101.1	*

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 28, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended March 28, 2021, March 29, 2020 and March 31, 2019; (ii) Consolidated Balance Sheet at March 28, 2021 and March 29, 2020; (iii) Consolidated Statement of Cash Flows for the years March 28, 2021 and March 29, 2020; and (iv) Notes to Consolidated Financial Statements.

104.1	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*		Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2021	2020	2019
Allowance for doubtful accounts:
Balance, beginning of period	$3,288,800	$2,137,900	$1,094,900
Provision for bad debts and other adjustments	(971,600)	2,100,400	1,721,200
Write-offs	(733,000)	(949,500)	(678,200)
Balance, end of period	$1,584,200	$3,288,800	$2,137,900

	2021	2020	2019
Inventory Reserve:
Balance, beginning of period	$9,666,100	$5,870,600	$5,739,700
Inventory reserve expense	146,600	11,801,500	4,863,100
Write-offs and other adjustments	(6,453,600)	(8,006,000)	(4,732,200)
Balance, end of period	$3,359,100	$9,666,100	$5,870,600

	2021	2020	2019
Allowance for deferred tax asset:
Balance, beginning of period	$2,047,300	$141,600	$—
Income tax expense	819,500	1,905,700	141,600
Write-offs and other adjustments	—	—	—
Balance, end of period	$2,866,800	$2,047,300	$141,600

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESSCO Technologies Incorporated
By:	/s/ Sandip Mukerjee
Sandip Mukerjee, President and Chief Executive Officer
June 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sandip Mukerjee	President and Chief Executive Officer (principal executive officer)	June 11, 2021
Sandip Mukerjee

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	June 11, 2021
Aric Spitulnik

/s/ Paul J. Gaffney	Chairman of the Board	June 11, 2021
Paul J. Gaffney

/s/ Jay G. Baitler	Director	June 11, 2021
Jay G. Baitler

/s/ Robert B. Barnhill, Jr.	Director	June 11, 2021
Robert B. Barnhill, Jr.

/s/ Tim Bryan	Director	June 11, 2021
Tim Bryan

/s/ Stephanie Dismore	Director	June 11, 2021
Stephanie Dismore

/s/ Kathleen McLean	Director	June 11, 2021
Kathleen McLean