Form 10-Q
period 2021-06-27
TESSCO TECHNOLOGIES INC
filed 2021-08-05
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2021 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of August 2, 2021, was 8,896,075.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	June 27,	March 28,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,207,500	$1,110,000
Trade accounts receivable, net	71,251,900	70,045,700
Product inventory, net	69,017,500	53,060,000
Income taxes receivable	10,462,700	10,432,500
Prepaid expenses and other current assets	5,410,900	3,980,900
Current portion of assets held for sale	1,042,600	1,196,900
Total current assets	159,393,100	139,826,000

Property and equipment, net	12,245,300	12,571,600
Intangible assets, net	21,285,700	19,136,500
Lease asset - right of use	10,634,500	11,285,800
Other long-term assets	6,722,500	6,258,000
Total assets	$210,281,100	$189,077,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$74,297,900	$59,415,600
Payroll, benefits and taxes	7,004,200	6,279,800
Income and sales tax liabilities	752,900	803,900
Accrued expenses and other current liabilities	1,448,300	2,912,300
Lease liability, current	2,547,600	2,573,500
Total current liabilities	86,050,900	71,985,100

Deferred tax liabilities, net	26,500	26,500
Revolving line of credit	39,729,100	30,583,200
Non-current lease liability	8,321,800	8,923,500
Other non-current liabilities	793,500	809,400
Total liabilities	134,921,800	112,327,700

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 8,899,547 shares issued and 8,884,591 shares outstanding as of June 27, 2021, and 8,844,083 shares issued and 8,833,833 shares outstanding as of March 28, 2021	104,800	104,200
Additional paid-in capital	67,595,700	67,227,700
Treasury stock, at cost, 14,956 shares as of June 27, 2021 and 10,250 shares as of March 28, 2021	(105,000)	(62,800)
Retained earnings	7,763,800	9,481,100
Total shareholders’ equity	75,359,300	76,750,200
Total liabilities and shareholders’ equity	$210,281,100	$189,077,900

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of (Loss) Income

	Three Months Ended
	June 27, 2021	June 28, 2020

Revenues	$104,956,100	$96,477,600
Cost of goods sold	85,269,900	80,024,900
Gross profit	19,686,200	16,452,700
Selling, general and administrative expenses	21,646,800	21,532,500
Operating loss	(1,960,600)	(5,079,800)
Interest expense, net	213,700	110,700
Loss from continuing operations before benefit from income taxes	(2,174,300)	(5,190,500)
Provision for (benefit from) income taxes	38,500	(321,800)
Net loss from continuing operations	(2,212,800)	(4,868,700)
Income from discontinued operations, net of taxes	495,500	237,300
Net loss	$(1,717,300)	$(4,631,400)
Basic (loss) income per share
Continuing operations	$(0.25)	$(0.56)
Discontinued operations	$0.06	$0.03
Consolidated operations	$(0.19)	$(0.54)
Diluted (loss) income per share
Continuing operations	$(0.25)	$(0.56)
Discontinued operations	$0.06	$0.03
Consolidated operations	$(0.19)	$(0.54)
Basic weighted-average common shares outstanding	8,864,704	8,617,803
Effect of dilutive options and other equity instruments	—	—
Basic and diluted weighted-average common shares outstanding	8,864,704	8,617,803
Cash dividends declared per common share	$—	$—

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Proceeds from issuance of stock	13,782	100	102,700	—	—	102,800
Treasury stock purchases	(3,960)	—	—	(28,900)	—	(28,900)
Non-cash stock compensation expense	39,182	500	254,400	—	—	254,900
Exercise of stock options	1,754	—	10,900	(13,300)	—	(2,400)
Net loss	—	—	—	—	(1,717,300)	(1,717,300)
Balance at June 27, 2021	8,884,591	104,800	67,595,700	(105,000)	7,763,800	75,359,300

Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Proceeds from issuance of stock	23,676	200	132,500	—	—	132,700
Treasury stock purchases	(12,781)	—	—	(58,800)	—	(58,800)
Non-cash stock compensation expense	48,685	600	311,300	—	—	311,900
Net loss	—		—	—	(4,631,400)	(4,631,400)
Balance at June 28, 2020	8,637,129	102,200	65,762,300	(58,555,000)	72,147,600	79,457,100

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 27, 2021	June 28, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,717,300)	$(4,631,400)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	607,700	1,228,000
Non-cash stock-based compensation expense	254,900	311,900
Deferred income taxes and other	—	758,100
Change in trade accounts receivable	(1,206,200)	9,014,400
Change in product inventory	(15,803,200)	(516,400)
Change in prepaid expenses and other current assets	(1,460,200)	(2,677,400)
Change in other assets and other liabilities	(487,700)	(949,400)
Change in trade accounts payable	14,632,900	(704,000)
Change in payroll, benefits and taxes	724,400	1,574,600
Change in income and sales tax liabilities	(51,000)	(3,900)
Change in accrued expenses and other current liabilities	(1,326,600)	34,600
Net cash (used in) provided by operating activities	(5,832,300)	3,439,100

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(84,300)	(238,900)
Purchases of internal use software licenses eligible for capitalization	(2,089,600)	(2,973,700)
Net cash used in investing activities	(2,173,900)	(3,212,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) from revolving line of credit short term	—	(217,200)
Borrowings from revolving line of credit long term	66,565,500	—
Repayments to revolving line of credit long term	(57,419,600)	—
Proceeds from issuance of stock	—	400
Purchase of treasury stock and repurchase of stock from employees and directors for minimum tax withholdings	(42,200)	(58,800)
Net cash provided by (used in) financing activities	9,103,700	(275,600)

Net increase (decrease) in cash and cash equivalents	1,097,500	(49,100)

CASH AND CASH EQUIVALENTS, beginning of period	1,110,000	50,000

CASH AND CASH EQUIVALENTS, end of period	$2,207,500	$900

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

In management’s opinion, the accompanying interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying interim Consolidated Financial Statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021, filed with SEC on June 11, 2021.

On October 28, 2020, the Company entered into a definitive Inventory Purchase Agreement (the “Agreement”) which, at a closing held on December 2, 2020, resulted in the Company’s exit from its retail business through the sale to Voice Comm, LLC, a Delaware limited liability company (“Voice Comm”), of most of the Company’s retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets. The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. As a result, certain amounts have been reclassified on the balance sheet and statement of (loss) income to conform with current period presentation. See Note 11, “Discontinued Operations”, for further information.

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

Recently issued accounting pronouncements adopted:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, and the methodology for calculating income taxes in an interim  period.  This ASU is effective for periods beginning after December 15, 2020. The Company adopted this standard on the first day of the 2022 fiscal year on a prospective basis.  The standard did not have a material impact on the financial statements.

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheets as of June 27, 2021, consists of capitalized software for internal use and indefinite lived intangible assets. Capitalized software for internal use, net of accumulated amortization, was $20,490,300 and $18,341,100 as of June 27, 2021 and March 28, 2021, respectively. Amortization expense of capitalized software for internal use was $175,500 and $648,500 for the fiscal quarter ended June 27, 2021 and June 28, 2020, respectively. Indefinite lived intangible assets were $795,400 as of June 27, 2021 and March 28, 2021.

Note 4. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal quarter ended June 27, 2021 includes $254,900, of non-cash stock-based compensation expense. The Company’s selling, general and administrative expenses for the fiscal quarter ended June 28, 2020 included $311,900, of non-cash stock-based compensation expense. Non-cash stock-based compensation expense is primarily related to our Performance Stock Units (PSUs), Restricted Stock Units (RSUs), Restricted Stock, and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), the latter of which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms.

Performance Stock Units: The following table summarizes the activity under the Company’s PSU program under the Plans, for the first three months of fiscal 2022:

	Three Months	Weighted
	Ended	Average Fair
	June 27,	Value at Grant
	2021	Date (per unit)
Unvested shares available for issue under outstanding PSUs, beginning of period	13,552	$14.57
PSUs Granted	96,603	7.32
PSUs Vested	(7,930)	13.89
PSUs Forfeited/Cancelled	(2,186)	13.79
Unvested shares available for issue under outstanding PSUs, end of period	100,039	$10.44

If all unvested PSUs earned and outstanding as of June 27, 2021 are assumed to have then vested (and the underlying shares issued) in accordance with terms of the applicable award agreement, total unrecognized compensation costs on these PSUs would be less than $0.2 million as of June 27, 2021, and would be expensed through fiscal 2022.

Restricted Stock Units: On April 29, 2021 the Compensation Committee, with the concurrence of the full

Board of Directors, granted an aggregate of 12,000 RSUs under the 2019 Plan to non-employee directors of the Company. These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule that generally provides for the vesting of 25% of the award on or about each of May 15 of 2022, 2023, 2024 and 2025, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the applicable agreement) on each such date.

Additionally, on May 25, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 24,761 RSUs under the 2019 Plan to non-employee directors of the Company.  The RSUs were issued in lieu of cash payments for fiscal 2022 Board and Committee meetings.  These awards provide for the issuance of shares of the Company’s common stock on May 25, 2022, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the applicable agreement) on each such date.

Restricted Stock: On April 29, 2021 the Compensation Committee, with the concurrence of the full Board of Directors, awarded an aggregate of 22,252 shares of the Company’s common stock as restricted stock under the 2019 Plan to certain non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2022. The value of the restricted shares at the time of issue to each director was determined by the Compensation Committee to approximate the cash amount of the 2022 fiscal year Board retainer per director. These shares of restricted stock were issued subject to a risk of forfeiture that will lapse in whole or in part on July 1, 2022, generally depending on the length of continued service of the recipient on the Board for fiscal 2022. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2022 and only in respect of those shares for which the risk of forfeiture has then lapsed.

As of June 27, 2021, there was approximately $0.4 million of total unrecognized compensation cost related to all outstanding RSUs and restricted stock, assuming all shares are earned. Unrecognized compensation costs are expected to be recognized ratably over a weighted average period of approximately three years.

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

Stock Options: During the first quarter of fiscal 2022, stock options for an aggregate of 177,500 shares of common stock were granted under the 2019 Plan. These stock options have exercise prices equal to the market price of the Company’s common stock on the grant date, and the terms thereof provide for 25% vesting after one year and then 1/36 per month over the following three years, subject, however, to acceleration or termination upon the occurrence of certain events, as described in the applicable award agreement.

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

The following tables summarize the pertinent information for outstanding options.

	Three Months	Weighted
	Ended	Average Fair
	June 27,	Value at Grant
	2021	Date (per unit)
Unvested options, beginning of period	383,670	$1.47
Options Granted	177,500	3.69
Options Forfeited/Cancelled	(59,167)	2.58
Options Vested	(53,641)	2.11
Unvested options, end of period	448,362	2.76

			June 27, 2021
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2022	177,500	$3.69	177,500	-
2021	240,000	$4.70	120,000	28,438
2020	405,000	$13.54	319,000	147,158
2019	66,500	$16.31	28,000	20,542
2018	230,000	$15.12	60,000	60,000
2017	410,000	$12.57	263,958	263,958
2016	100,000	$22.42	40,000	40,000
Total			1,008,458	560,095

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2022	50.96%	2.19%	0.00%	4.0	$3.69
2021	46.82%	1.17%	0.00%	4.0	$2.05
2020	35.88%	2.00%	5.82%	4.0	$2.53

As of June 27, 2021, there was approximately $1.2 million of total unrecognized compensation costs related to these options, assuming all shares are earned. These unrecognized compensation costs are expected to be recognized ratably over a period of approximately three years.

Note 5. Borrowings Under Revolving Credit Facility

On October 29, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following ten (10) paragraphs have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement. This new facility replaced a previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto (which included Wells) and Truist Bank (successor by merger to SunTrust Bank), as administrative agent.

The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures on April 29, 2024. The 2020 Revolving Credit Facility includes a $5.0 million letter of credit sublimit and provides for the issuance of Swing Loans. The applicable Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the 2020 Revolving Credit Facility to an aggregate commitment amount of up to $125 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of $4 million and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

Borrowings initially accrue (or accrued) interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin of 2.25% until the March 31, 2021 financial statements were delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then the LIBOR Rate plus 2.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then the LIBOR Rate plus 2.00%; (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% per annum until the March 31, 2021 financial statements were delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then the Base Rate 1.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then the Base Rate plus 1.00%. The Credit Agreement contains a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement. On June 27, 2021, the interest rate applicable to borrowings under the secured 2020 Revolving Credit Facility was 2.62%.

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the 2020 Revolving Credit Facility, at a per annum rate equal to 0.25%.

Notwithstanding the above, pursuant to Amendment No. 1 to Credit Agreement dated July 12, 2021 (the “Amendment”), between Tessco and Wells, Wells agreed to a 25 basis point reduction in certain otherwise applicable rates and fees over a agreed period, as set forth in the Amendment. The Amendment also included certain changes related to the transition away from the use of LIBOR as a rate option, and is expected to simplify day-to-day management of the 2020 Revolving Credit Facility. It is anticipated that, so long as no event of default occurs, the interest rate applicable to borrowings under the 2020 Revolving Credit Facility will be lower than it otherwise would have been, going forward, until the end of the agreed period. This description is qualified in its entirety by the actual terms of the Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Following an Event of Default, the Lenders’ may at their option increase the applicable per annum rate to a rate equal to two percentage points above the otherwise applicable rate and, with certain events of default such increase is automatic. In addition, at the written election of the Agent or the Required Lenders at any time while an Event of Default exists, the Company will no longer have the option to request that revolving loans be based on the LIBOR Rate.

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

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of June 27, 2021, borrowings under the secured 2020 Revolving Credit Facility totaled $39.7 million and, therefore, the Company had $35.3 million available for borrowing as of June

27, 2021, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced above.

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

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the Credit Agreement and other operating subsidiaries of the Company (collectively, the “Loan Parties”), and Wells, as Administrative Agent, the Obligations, which include the obligations under the Credit Agreement, are guaranteed by the Loan Parties, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) Accounts, Books, Chattel Paper, Deposit Accounts, General Intangibles, Inventory, Negotiable Collateral, Supporting Obligations, Money, Cash Equivalents or other assets that come into the possession, custody or control of the Agent or any Lender, and related assets, and the proceeds and products of any of the foregoing (the “Collateral”). The security interests in the Collateral are in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time and any other holders of the Obligations. The Obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the fiscal quarter ended June 27, 2021 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,943,722 for the fiscal quarter ended June 27, 2021, if the Company was in a positive earning position. At June 27, 2021, stock options with respect to 1,008,458 shares of common stock were outstanding, of which 705,958 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of June 27, 2021.

Note 7. Business Segment

After exiting our Retail business, the Company operates as one business segment. The Company will continue to present revenue and gross profit by the following customer markets: (1) public carriers, which are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) commercial, formerly value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets.

Market activity for the first quarter of fiscal years 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	June 27, 2021	June 28, 2020
Revenues
Public carrier	$46,020	$39,255
Commercial	58,936	57,223
Total revenues	$104,956	$96,478

Gross Profit
Public carrier	$5,322	$3,728
Commercial	14,364	12,725
Total gross profit	$19,686	$16,453

Note 8. Leases

The Company leases certain office spaces and equipment. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company’s leases include rental payments adjusted for inflation. The right-of-use lease asset and lease liability are recorded on our Consolidated Balance Sheets.

Quantitative information regarding the Company’s leases is as follows:

As of June 27, 2021
Maturities of lease liabilities by fiscal year are as follow:
2022	$3,164,000
2023	3,018,300
2024	2,725,700
2025	2,609,900
2026	1,987,600
Total	13,505,500
Less: present value discount	(2,636,100)
Present value of lease liabilities	$10,869,400

Weighted-average discount rate:	3.9%
Weighted-average remaining lease term	4.5 years

Note 9. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the three months ended June 27, 2021 and June 28, 2020, the aggregate value of the shares withheld totaled $28,900 and $58,800, respectively.

Note 10. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarter ended June 27, 2021 and June 28, 2020, revenue from the Company’s largest customer accounted for 7.2% and 12.9% of revenue from continuing operations, respectively.

For the fiscal quarter ended June 27, 2021, sales of products purchased from the Company’s largest supplier accounted for 33.3% of revenue from continuing operations. For the fiscal quarter ended June 28, 2020, sales of products purchased from the Company’s largest supplier accounted for 26.8% of revenue from continuing operations. No other suppliers accounted for more than 10% of consolidated revenue.

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

The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the three months ended June 27, 2021 and June 28, 2020:

	Three Months Ended
	June 27, 2021	June 28, 2020

Revenues	$1,498,800	$23,335,900
Cost of goods sold	424,900	20,962,900
Gross profit	1,073,900	2,373,000
Selling, general and administrative expenses	584,400	2,201,900
Goodwill impairment	—	—
Income from operations	489,500	171,100
Gain on disposal	—	—
Income before benefit from income taxes	489,500	171,100
Benefit from income taxes	(6,000)	(66,200)
Net income attributable to discontinued operations	$495,500	$237,300

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

The following table summarizes the major classes of assets attributable to discontinued operations that are included in the Current portion of assets held for sale in the Company’s Consolidated Balance Sheets as of June 27, 2021 and March 28, 2021:

	June 27,	March 28,
	2021	2021

ASSETS
Product inventory, net	$1,042,600	$1,196,900
Current portion of assets held for sale	$1,042,600	$1,196,900

The product inventory remaining at June 27, 2021 represents Retail inventory that was not sold to Voice Comm.  Management intends to sell through this inventory in the near term in alignment with the plan to exit the Retail business.

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for the three months ended June 27, 2021 and June 28, 2020 was $4.1 million and $1.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021, filed with the SEC on June 11, 2021.

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

We provide certain information within two key markets:  (1) public carriers, which are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) commercial, which includes value-added resellers, the government channel and private system operator markets.

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

Results of Continuing Operations

First quarter of Fiscal Year 2022 Compared with First quarter of Fiscal Year 2021

Total Revenues. Revenues for the first quarter of fiscal 2022 increased 8.8% compared with the first quarter of fiscal 2021. Revenues in our commercial market (formerly referred to as VAR and Integrator) increased 3.0%, and revenue in our public carrier market increased 17.2%.  This increase in the public carrier market was due to gaining additional market share and improving macro-economic trends as the impact of the COVID-19 pandemic lessens.  The increase in commercial market revenues was also largely driven by the lower impact of COVID-19.

Cost of Goods Sold. Cost of goods sold for the first quarter of fiscal 2022 increased 6.6% compared with the first quarter of fiscal 2021. Cost of goods sold in our public carrier market increased by 14.6%, and cost of goods sold in our commercial market increased by 0.2%, in each case for the first quarter year-over-year. These changes in cost of goods sold in both markets were largely driven by changes in revenue and customer mix, as discussed above.

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

Total Gross Profit. Gross profit for the first quarter of fiscal 2022 increased by 19.7% compared to the first quarter of fiscal 2021. This increase was primarily due to increased revenues.  Overall gross profit margin increased from 17.1% in last year’s first quarter to 18.8% for the first quarter of fiscal 2022.  Gross profit margin in our public carrier market increased to 11.6% from 9.5% in the same quarter last year. Gross profit margin in our commercial market increased to 24.4% in the first quarter of fiscal 2022 from 22.2% in the same quarter last year. These gross margin improvements are primarily related to changes in customer and product mix, as well as higher freight charged to customers to offset increased freight costs included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by $0.1 million for the first quarter of fiscal 2022, compared to the first quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of revenues decreased from 22.3% for the first quarter of fiscal 2021, to 20.6% for the first quarter of fiscal 2022.

The increase in our selling, general and administrative expenses was primarily due to an increase of $1.2 million in freight expense, resulting from higher sales and higher rates due to national supply chain constraints and higher compensation and benefits cost of $0.7 million, primarily related to higher sales commissions and increased health insurance costs.  These increases were partially offset by a $1.4 million decrease in information technology expenses during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt expense of $187,800 and $30,400, for the three months ended June 27, 2021 and June 28, 2020, respectively.

Interest, Net. Net interest expense increased from $110,700 for the first quarter of fiscal 2021 to $213,700 for the first quarter of fiscal 2022. An increase in the average amount outstanding and higher interest rates under our 2020 Revolving Credit Facility resulted in increased interest expense in the first fiscal quarter of 2022. In addition, capitalized interest increased from $48,800 from the first quarter of fiscal 2021 to $210,500 for the first quarter of fiscal 2022.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 6.2% for the first quarter of fiscal 2021 to 1.8% for the first quarter of fiscal 2022. Net loss decreased 54.6% and diluted loss per share decreased from $(0.56) to ($0.25) for the first quarter of fiscal 2022, compared to the corresponding prior-year quarter.

Discontinued Operations. Net income from discontinued operations was $0.5 million for the first quarter of fiscal year 2022 compared to $0.2 million for the first quarter of fiscal year 2021. See footnote 11, “Discontinued Operations”, for further discussion.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the three months ended June 27, 2021 and June 28, 2020.

	Three Months Ended
	June 27, 2021	June 28, 2020
Cash flow (used in) provided by operating activities	$(5,832,300)	$3,439,100
Cash flow used in investing activities	(2,173,900)	(3,212,600)
Cash flow provided by (used in) financing activities	9,103,700	(275,600)
Net increase (decrease) in cash and cash equivalents	$1,097,500	$(49,100)

Net cash used in operating activities was $5.8 million for the first three months of fiscal 2022, compared with net cash provided by operating activities of $3.4 million for the first three months of fiscal 2021. The fiscal 2022 outflow was due to the net loss, and the increase in inventory, accounts receivable and prepaid expenses, partially offset by an increase in accounts payable.

Net cash used in investing activities was $2.2 million for the first three months of fiscal 2022, compared to $3.2 million used in the first three months of fiscal 2021. Both years are related to capital expenditures, largely comprised of investments in information technology.

Net cash provided by financing activities was $9.1 million for the first three months of fiscal 2022, compared to net cash used in financing activities of $0.3 million for the first three months of fiscal 2021. We utilized our asset based secured Revolving Credit Facility during the first three months of fiscal 2022, leading to a cash inflow of $9.1 million during this period. During the first three months of fiscal 2021, we utilized our asset based secured Revolving Credit Facility, leading to a cash outflow of $0.2 million during this period.

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. This new facility replaced a previously existing facility. As of June 27, 2021, borrowings under the secured 2020 Revolving Credit Facility totaled $39.7 million; therefore, we then had $35.3 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed in Note 5 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 5 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash, payments from customers and availability under the secured 2020 Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several years on business opportunities for sales to our public carrier customers led to the recent expansion of our borrowing limits, as now reflected in the 2020 secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. We expect this trend to continue, although at present we have no plans for any further expansion of the current facility.  If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 27, 2021, we do not have any material capital expenditure commitments.

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

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 28, 2021, filed with the SEC on June 11, 2021.

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

We are not able to identify or control all circumstances that could occur in the future that may adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: the impact and results of any new or continued activism activities by Robert B. Barnhill, Jr. and/or other activist investors; termination or non-renewal of limited duration agreements or arrangements with our suppliers and affinity partners which are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers, suppliers or relationships, including affinity relationships; loss of customers or reduction in customers’ business either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; any deterioration in the strength of our customers', suppliers and affinity partners' businesses; increasingly negative or adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending, or otherwise adversely affecting our suppliers or customers, including their access to capital or liquidity or our customers’ demand for, or ability to fund or pay for the purchase, our products and services; our dependence on a relatively small number of suppliers, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affect gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system or our inability to maintain or upgrade our technology or telecommunications systems without undue cost, incident or delay; system security and data protection breaches and exposure to cyber-attacks, and the cost associated with ongoing efforts to maintain cyber-security measures and to meet applicable compliance standards; damage or destruction to our distribution or other facilities; prolonged or otherwise unusual quality or performance control problems; technology changes in the wireless communications industry, or technological failures, which could lead to significant inventory obsolescence or devaluation and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our suppliers and customers; our inability to access capital and obtain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business or with dispositions of lines of business; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain for any reason our key professionals, management and staff; health epidemics or pandemics or other outbreaks or events, or national or world events or disasters beyond our control, changes in political and regulatory conditions, including tax and trade; and the possibility that, for unforeseen reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)Exhibits:

10.1*

Amendment No. 1 to Credit Agreement, dated as of July 12, 2021, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group and the Bank Product Providers.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended June 27, 2021 and June 28, 2020; (ii) Consolidated Balance Sheet at June 27 and March 28, 2021; (iii)  Consolidated Statement of Cash Flows for the three months ended June 27, 2021 and June 28, 2020; and (iv) Notes to Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: August 5, 2021
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)