Form 10-Q
period 2021-09-26
TESSCO TECHNOLOGIES INC
filed 2021-10-29
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 27, 2021, was 8,966,765.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Balance Sheets

	September 26,	March 28,
	2021	2021

ASSETS
Current assets:
Cash and cash equivalents	$2,054,700	$1,110,000
Trade accounts receivable, net	77,192,000	70,045,700
Product inventory, net	57,410,300	53,060,000
Income taxes receivable	6,201,800	10,432,500
Prepaid expenses and other current assets	4,465,000	3,980,900
Current portion of assets held for sale	76,500	1,196,900
Total current assets	147,400,300	139,826,000

Property and equipment, net	12,006,900	12,571,600
Intangible assets, net	24,563,800	19,136,500
Lease asset - right of use	9,928,600	11,285,800
Other long-term assets	7,306,500	6,258,000
Total assets	$201,206,100	$189,077,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$61,166,500	$59,415,600
Payroll, benefits and taxes	6,095,900	6,279,800
Income and sales tax liabilities	866,000	803,900
Accrued expenses and other current liabilities	1,419,000	2,912,300
Lease liability, current	2,508,400	2,573,500
Total current liabilities	72,055,800	71,985,100

Deferred tax liabilities, net	26,500	26,500
Revolving line of credit	45,682,800	30,583,200
Non-current lease liability	7,676,200	8,923,500
Other non-current liabilities	777,700	809,400
Total liabilities	126,219,000	112,327,700

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 8,945,925 shares issued and 8,926,725 shares outstanding as of September 26, 2021, and 8,844,083 shares issued and 8,833,833 shares outstanding as of March 28, 2021	105,300	104,200
Additional paid-in capital	68,073,900	67,227,700
Treasury stock, at cost, 19,200 shares as of September 26, 2021 and 10,250 shares as of March 28, 2021	(129,200)	(62,800)
Retained earnings	6,937,100	9,481,100
Total shareholders’ equity	74,987,100	76,750,200
Total liabilities and shareholders’ equity	$201,206,100	$189,077,900

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of (Loss) Income

	Three Months Ended		Six Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Revenues	$108,536,200	$88,892,400	$213,492,300	$185,370,000
Cost of goods sold	88,740,500	71,771,200	174,010,300	151,796,100
Gross profit	19,795,700	17,121,200	39,482,000	33,573,900
Selling, general and administrative expenses	20,988,000	20,787,800	42,634,900	42,320,300
Operating income (loss)	(1,192,300)	(3,666,600)	(3,152,900)	(8,746,400)
Interest expense, net	158,700	105,900	372,400	216,600
Income (loss) from continuing operations before benefit from income taxes	(1,351,000)	(3,772,500)	(3,525,300)	(8,963,000)
Provision for (benefit from) income taxes	(75,700)	(824,400)	(37,200)	(1,146,200)
Net income (loss) from continuing operations	(1,275,300)	(2,948,100)	(3,488,100)	(7,816,800)
Income (loss) from discontinued operations, net of taxes	448,600	2,681,200	944,100	2,918,500
Net income (loss)	$(826,700)	$(266,900)	$(2,544,000)	$(4,898,300)
Basic (loss) income per share
Continuing operations	$(0.14)	$(0.34)	$(0.39)	$(0.91)
Discontinued operations	$0.05	$0.31	$0.11	$0.34
Consolidated operations	$(0.09)	$(0.03)	$(0.29)	$(0.57)
Diluted (loss) income per share
Continuing operations	$(0.14)	$(0.34)	$(0.39)	$(0.91)
Discontinued operations	$0.05	$0.31	$0.11	$0.34
Consolidated operations	$(0.09)	$(0.03)	$(0.29)	$(0.57)
Basic weighted-average common shares outstanding	8,910,365	8,656,877	8,889,478	8,637,340
Effect of dilutive options and other equity instruments	—	—	—	—
Basic and diluted weighted-average common shares outstanding	8,910,365	8,656,877	8,889,478	8,637,340

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Proceeds from issuance of stock	13,782	100	102,700	—	—	102,800
Treasury stock purchases	(3,960)	—	—	(28,900)	—	(28,900)
Non-cash stock compensation expense	39,182	500	254,400	—	—	254,900
Exercise of stock options	1,754	—	10,900	(13,300)	—	(2,400)
Net loss	—	—	—	—	(1,717,300)	(1,717,300)
Balance at June 27, 2021	8,884,591	104,800	67,595,700	(105,000)	7,763,800	75,359,300
Proceeds from issuance of stock	16,419	200	110,400	—	—	110,600
Treasury stock purchases	(4,244)	—	—	(24,200)	—	(24,200)
Non-cash stock compensation expense	29,959	300	367,800	—	—	368,100
Net loss	—	—	—	—	(826,700)	(826,700)
Balance at September 26, 2021	8,926,725	105,300	68,073,900	(129,200)	6,937,100	74,987,100

Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Proceeds from issuance of stock	23,676	200	132,500	—	—	132,700
Treasury stock purchases	(12,781)	—	—	(58,800)	—	(58,800)
Non-cash stock compensation expense	48,685	600	311,300	—	—	311,900
Net loss	—		—	—	(4,631,400)	(4,631,400)
Balance at June 28, 2020	8,637,129	102,200	65,762,300	(58,555,000)	72,147,600	79,457,100
Proceeds from issuance of stock	47,792	400	224,500	—	—	224,900
Treasury stock purchases	(2,250)	—	—	(14,100)	—	(14,100)
Non-cash stock compensation expense	7,500	100	316,600	—	—	316,700
Retirement of treasury stock	—	—	—	58,555,000	(58,555,000)	—
Net loss	—	—	—	—	(266,900)	(266,900)
Balance at September 27, 2020	8,690,171	102,700	66,303,400	(14,100)	13,325,700	79,717,700

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 26, 2021	September 27, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,544,000)	$(4,898,300)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,245,400	2,256,500
Non-cash stock-based compensation expense	623,000	628,600
Deferred income taxes and other	—	1,516,300
Change in trade accounts receivable	(7,146,300)	8,179,500
Change in product inventory	(3,229,900)	6,783,700
Change in prepaid expenses and other current assets	(484,100)	(781,400)
Change in income taxes receivable	4,230,700	(1,893,300)
Change in other assets and other liabilities	(701,700)	(1,799,500)
Change in trade accounts payable	(961,900)	(10,550,700)
Change in payroll, benefits and taxes	(183,900)	1,805,300
Change in income and sales tax liabilities	62,100	134,900
Change in accrued expenses and other current liabilities	(1,224,200)	(935,500)
Net cash provided by (used in) operating activities	(10,314,800)	446,100

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(264,900)	(379,700)
Purchases of internal use software licenses eligible for capitalization	(3,508,800)	(6,620,100)
Net cash provided by (used in) investing activities	(3,773,700)	(6,999,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) from revolving line of credit short term	—	6,488,100
Borrowings from revolving line of credit long term	139,825,300	—
Repayments to revolving line of credit long term	(124,725,700)	—
Proceeds from issuance of stock	—	107,900
Purchase of treasury stock and repurchase of stock from employees and directors for minimum tax withholdings	(66,400)	(72,900)
Net cash provided by (used in) financing activities	15,033,200	6,523,100

Net increase (decrease) in cash and cash equivalents	944,700	(30,600)

CASH AND CASH EQUIVALENTS, beginning of period	1,110,000	50,000

CASH AND CASH EQUIVALENTS, end of period	$2,054,700	$19,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Capital expenditures included in accounts payable	$3,883,100	$2,769,300

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

On October 28, 2020, the Company entered into a definitive Inventory Purchase Agreement (the “Agreement”) which, at a closing held on December 2, 2020, resulted in the Company’s exit from its retail business through the sale to Voice Comm, LLC, a Delaware limited liability company (“Voice Comm”), of most of the Company’s retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets. The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. As a result, certain amounts have been reclassified on the consolidated balance sheet and consolidated statement of (loss) income to conform with current period presentation. See Note 9, “Discontinued Operations”, for further information.

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

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheets as of September 26, 2021, consists of capitalized software for internal use and indefinite lived intangible assets. Capitalized software for internal use, net of accumulated amortization, was $23,768,400 and $18,341,100 as of September 26, 2021 and March 28, 2021, respectively. Amortization expense of capitalized software for internal use was $198,100 and $502,300 for the three months ended September 26, 2021 and September 27, 2020, respectively. Amortization expense of capitalized software for internal use was $395,200 and $1,150,800 for the six months ended September 26, 2021 and September 27, 2020, respectively. Indefinite lived intangible assets were $795,400 as of September 26, 2021 and March 28, 2021.

Note 4. Borrowings Under Revolving Credit Facility

On October 29, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following ten (10) paragraphs have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement. This new facility replaced a previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto (which included Wells) and Truist Bank (successor by merger to SunTrust Bank), as administrative agent.

The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures on April 29, 2024. The 2020 Revolving Credit Facility includes a $5.0 million letter of credit sublimit and provides for the issuance of Swingline Loans. The applicable Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the 2020 Revolving Credit Facility to an aggregate commitment amount of up to $125 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of $4 million and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

Borrowings initially accrue (or accrued) interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin of 2.25% until the March 31, 2021 financial statements were delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then the LIBOR Rate plus 2.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then the LIBOR Rate plus 2.00%; (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% per annum until the March 31, 2021 financial statements were delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then the Base Rate of 1.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then the Base Rate plus 1.00%. The Credit Agreement contains a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement.

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the 2020 Revolving Credit Facility, at a per annum rate equal to 0.25%.

Pursuant to Amendment No. 1 to Credit Agreement dated July 12, 2021 (the “Amendment”), between Tessco and Wells, Wells agreed to a 25 basis point reduction in certain otherwise applicable rates and fees over an agreed period, as set forth in the Amendment. The Amendment also included certain changes related to the transition away from the use of LIBOR as a rate option, and is expected to simplify day-to-day management of the 2020 Revolving Credit Facility. It is anticipated that, so long as no event of default occurs, the interest rate applicable to borrowings under the 2020 Revolving Credit Facility will be lower than it otherwise would have been, going forward, until the end of the agreed period. On September 26, 2021, the interest rate applicable to borrowings under the secured 2020 Revolving Credit Facility was 2.09%, which includes the 25 basis point reduction included in the Amendment as discussed above.

Following an Event of Default, the Lenders’ may at their option increase the applicable per annum rate to a rate equal to two percentage points above the otherwise applicable rate and with certain events of default, such increase is automatic. In addition, the 25 basis point reduction, insofar as then otherwise available under the Amendment, will terminate, and at the written election of the Agent or the Required Lenders at any time while an Event of Default exists, the Company will no longer have the option to request that revolving loans be based on the LIBOR Rate.

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

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of September 26, 2021, borrowings under the secured 2020 Revolving Credit Facility totaled $45.7 million and, therefore, the Company had $29.3 million available for borrowing as of September 26, 2021, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced above.

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

Note 5. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the three and six month periods ended September 26, 2021 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,954,118 for the three months ended September 26, 2021, and 8,950,863 for the six months ended September 26, 2021, if the Company was in a positive earning position. At September 26, 2021, stock options with respect to 973,458 shares of common stock were outstanding, of which 843,458 were anti-dilutive. There were no anti-dilutive PSUs or RSUs outstanding as of September 26, 2021.

Note 6. Business Segment

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

Market activity for the second quarter and first six months of fiscal years 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenues
Public carrier	$46,918	$32,632	$92,938	$71,887
Commercial	61,618	56,260	120,554	113,483
Total revenues	$108,536	$88,892	$213,492	$185,370

Gross Profit
Public carrier	$5,560	$3,570	$10,881	$7,298
Commercial	14,236	13,551	28,601	26,276
Total gross profit	$19,796	$17,121	$39,482	$33,574

Note 7. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the six months ended September 26, 2021 and September 27, 2020, the aggregate value of the shares withheld totaled $66,400 and $72,900, respectively.

Note 8. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

No customer accounted for more than 10% of revenue for the three and six months ended September 26, 2021 and September 27, 2020.

For the three months ended September 26, 2021 and September 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 29.0% and 26.5% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenue.

For the six months ended September 26, 2021 and September 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 31.1% and 26.7% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenue.

Note 9. Discontinued Operations

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

The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the three and six months ended September 26, 2021 and September 27, 2020:

	Three Months Ended		Six Months Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020

Revenues	$1,110,100	$30,763,000	$2,608,900	$54,098,900
Cost of goods sold	698,000	25,212,000	1,122,900	46,174,900
Gross profit	412,100	5,551,000	1,486,000	7,924,000
Selling, general and administrative expenses	(31,200)	2,024,400	553,200	4,226,300
Income (loss) from operations before benefit from income taxes	443,300	3,526,600	932,800	3,697,700
Provision for (benefit from) income taxes	(5,300)	845,400	(11,300)	779,200
Net income (loss) attributable to discontinued operations	$448,600	$2,681,200	$944,100	$2,918,500

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

The following table summarizes the major classes of assets attributable to discontinued operations that are included in the Current portion of assets held for sale in the Company’s Consolidated Balance Sheets as of September 26, 2021 and March 28, 2021:

	September 26,	March 28,
	2021	2021

ASSETS
Product inventory, net	$76,500	$1,196,900
Current portion of assets held for sale	$76,500	$1,196,900

Management intends to sell through this inventory in the near term in alignment with the plan to exit the Retail business.

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for the six months ended September 26, 2021 and September 27, 2020 was $4.6 million and $9.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations from the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2021, filed with the SEC on June 11, 2021.

Business Overview and Environment

Tessco architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in many countries, approximately 97% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, and Reno, Nevada.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges and depends upon a number of factors that often differ for each relationship. We have been affected from time to time in the past by the loss and changes in the business habits of significant customers and suppliers and expect that we will again be so affected from time to time in the future. Our customer and supplier relationships could also be affected by the overall global economic environment or other events beyond our control, including the COVID-19 pandemic. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base, and our purchasing relationships with approximately 300 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Continuing Operations

Second quarter of Fiscal Year 2022 Compared with Second quarter of Fiscal Year 2021

Total Revenues. Revenues for the second quarter of fiscal 2022 increased 22.1% compared with the second quarter of fiscal 2021. Revenues in our commercial market (formerly referred to as VAR and Integrator) increased 9.5%, and revenue in our public carrier market increased 43.8%.  This increase in the public carrier market was due to gaining additional market share and improving macro-economic trends as the impact of the COVID-19 pandemic on our business lessens.  The increase in commercial market revenues was also largely driven by the lower impact of COVID-19.

Cost of Goods Sold. Cost of goods sold for the second quarter of fiscal 2022 increased 23.6% compared with the second quarter of fiscal 2021. Cost of goods sold in our commercial market and public carrier market increased by 10.9% and 42.3%, respectively. These increases in cost of goods sold in both markets were largely driven by changes in revenue and customer mix, as discussed above.

Total Gross Profit. Gross profit for the second quarter of fiscal 2022 increased by 15.6% compared to the second quarter of fiscal 2021. This increase was primarily due to increased revenues. Overall gross profit margin decreased from 19.3% in last year’s second quarter to 18.2% for the second quarter of fiscal 2022.  Gross profit margin in our public carrier market increased to 11.8% from 10.9% in the same quarter last year. Gross profit margin in our commercial market decreased to 23.1% in the second quarter of fiscal 2022 from 24.1% in the same quarter last year. The gross margin improvements in the public carrier market are primarily related to changes in customer and product mix. The gross margin decline in the commercial market is primarily attributable to customer mix, with a significant transaction with a customer with lower margins. Gross margins in both markets were positively impacted by higher freight charged to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 1.0% or $0.2 million for the second quarter of fiscal 2022, compared to the second quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of revenues decreased from 23.4% for the second quarter of fiscal 2021, to 19.3% for the second quarter of fiscal 2022.

The increase in our selling, general and administrative expenses was primarily due to an increase of $1.0 million in freight expense, resulting from higher sales and higher freight rates due to national supply chain constraints. This increase was partially offset by a $0.5 million decrease in information technology expenses during the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021 and a $0.3 million decrease in corporate support expenses. The decrease in information technology expenses is primarily attributable to consolidating third-party providers and eliminating costs. The decrease in corporate support expenses is primarily driven by lower bad debts expense due to strong collection efforts, as described further in the following paragraph.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense of $313,900 and $41,200, for the three months ended September 26, 2021 and September 27, 2020, respectively.

Interest, Net. Net interest expense increased from $105,900 for the second quarter of fiscal 2021 to $158,700 for the second quarter of fiscal 2022. An increase in the average amount outstanding on our 2020 Revolving Credit Facility and higher interest rates resulted in increased interest expense in the second fiscal quarter of 2022. This increase in interest expense is partially offset by an increase in capitalized interest, which increased from $58,200 in the second quarter of fiscal 2021 to $137,100 for the second quarter of fiscal 2022.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 21.9% for the second quarter of fiscal 2021 to 5.6% for the second quarter of fiscal 2022. The decrease in the effective tax rate is primarily attributable to the Company using a net operating loss (“NOL”) carryback in 2021 allowable under the CARES Act, which was a one-time tax law change that expired at the end of 2021. Net loss increased 56.7% and diluted loss per share decreased from ($0.34) to ($0.14) for the second quarter of fiscal 2022, compared to the corresponding prior-year quarter.

Discontinued Operations. Net income from discontinued operations was $0.4 million for the second quarter of fiscal year 2022 compared to $2.7 million for the second quarter of fiscal year 2021. See Note 9, “Discontinued Operations”, to our Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q,  for further discussion.

First Six Months of Fiscal Year 2022 Compared with First Six Months of Fiscal Year 2021

Total Revenues. Revenues for the first six months of fiscal 2022 increased 15.2% compared with the first six months of fiscal 2021. Revenues in our commercial market (formerly referred to as VAR and Integrator) increased 6.2%, and revenue in our public carrier market increased 29.3%.  This increase in the public carrier market was due to gaining additional market share and improving macro-economic trends as the impact of the COVID-19 pandemic lessens. The increase in commercial market revenues was also largely driven by the lower impact of COVID-19.

Cost of Goods Sold. Cost of goods sold for the first six months of fiscal 2022 increased 14.6% compared with the first six months of fiscal 2021. Cost of goods sold in our commercial market and public carrier market increased by 5.4% and 27.0%, respectively. These increases in cost of goods sold in both markets were largely driven by changes in revenue and customer mix, as discussed above.

Total Gross Profit. Gross profit for the first six months of fiscal 2022 increased by 17.6% compared to the first six months of fiscal 2021. This increase was primarily due to increased revenues.  Overall gross profit margin increased from 18.1% in the first six months of fiscal 2021 to 18.5% for the first six months of fiscal 2022. Gross profit margin in our commercial market increased from 23.2% to 23.7% in the first six months of fiscal 2022 compared to the first six months of fiscal 2021.  Gross profit margin in our public carrier market increased from 10.2% to 11.7% in the first six months of fiscal 2022 compared to the first six months of fiscal 2021. The gross margin improvements in both markets are primarily attributable to changes in customer and product mix, as well as higher freight charges to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 0.7% or $0.3 million for the first six months of fiscal 2022, compared to the first six months of fiscal 2021. Selling, general and administrative expenses as a percentage of revenues decreased from 22.8% for the first six months of fiscal 2021, to 20.0% for the first six months of fiscal 2022.

The increase in our selling, general and administrative expenses was primarily due to an increase of $2.2 million in freight expense, resulting from higher sales and higher freight rates due to national supply chain constraints. This increase was partially offset by a $1.8 million decrease in information technology expenses during the first six months of fiscal 2022 as compared to the first six months of fiscal 2021 and a $0.7 million decrease in corporate support expenses. The decrease in information technology expenses is primarily attributable to consolidating third-party providers and eliminating costs. The decrease in corporate support expenses is primarily attributable to lower third-party professional and consulting expense.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense of $126,100 and $10,800, for the six months ended September 26, 2021 and September 27, 2020, respectively.

Interest, Net. Net interest expense increased from $216,600 for the six months of fiscal 2021 to $372,400 for the first six months of fiscal 2022. An increase in the average amount outstanding on our 2020 Revolving Credit Facility and higher interest rates resulted in increased interest expense in the first six months of fiscal quarter 2022. This increase in interest expense is partially offset by an increase in capitalized interest, which increased from $107,000 in the first six months of fiscal 2021 to $347,600 in the first six months of fiscal 2022.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate decreased from 12.8% for the first six months of fiscal 2021 to 1.1% for the first six months of fiscal 2022. The decrease in the effective tax rate is primarily attributable to the Company using a NOL carryback in 2021 allowable under the CARES Act, which was a one-time tax law change that expired at the end of 2021. Net loss decreased 55.4% and diluted loss per share decreased from ($0.91) to ($0.39) for the first six months of fiscal 2022, compared to the corresponding prior-year period.

Discontinued Operations. Net income from discontinued operations was $0.9 million for the first six months of fiscal year 2022 compared to $2.9 million for the first six months of fiscal year 2021. See Note 9, “Discontinued Operations”, to our Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q,  for further discussion.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the six months ended September 26, 2021 and September 27, 2020.

	Six Months Ended
	September 26, 2021	September 27, 2020
Cash flow provided by (used in) operating activities	$(10,314,800)	$446,100
Cash flow provided by (used in) investing activities	(3,773,700)	(6,999,800)
Cash flow provided by (used in) financing activities	15,033,200	6,523,100
Net increase (decrease) in cash and cash equivalents	$944,700	$(30,600)

Net cash used in operating activities was $10.3 million for the first six months of fiscal 2022, compared with net cash provided by operating activities of $0.4 million for the first six months of fiscal 2021. The fiscal 2022 outflow was due to the net loss, and an increase in inventory and accounts receivable, partially offset by a decrease in income taxes receivable.

Net cash used in investing activities was $3.8 million for the first six months of fiscal 2022, compared to $7.0 million used in the first six months of fiscal 2021. Both years are related to capital expenditures, largely comprised of investments in information technology.

Net cash provided by financing activities was $15.0 million for the first six months of fiscal 2022, compared to net cash provided by financing activities of $6.5 million for the first six months of fiscal 2021. Utilization of our asset based secured 2020 Revolving Credit Facility during the first six months of fiscal 2022 resulted in a cash inflow of $15.1 million during this period. During the first six months of fiscal 2021, we utilized our previous asset based secured Revolving Credit Facility, leading to a cash outflow of $6.5 million during this period.

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. This new facility replaced a previously existing facility. As of September 26, 2021, borrowings under the secured 2020 Revolving Credit Facility totaled $45.7 million; therefore, we then had $29.3 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Credit Agreement accrue interest at the rates as discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash, payments from customers and availability under the secured 2020 Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured 2020 Revolving Credit Facility.  Our increased focus over the past several years on business opportunities for sales to our public carrier customers led to the recent expansion of our borrowing limits, as now reflected in the 2020 secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 26, 2021, we do not have any material capital expenditure commitments.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a downturn in the global economy, among other factors.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements is contained in Note 2 to our Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.

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

We are not able to identify or control all circumstances that could occur in the future that may materially and adversely affect our business and operating results. Without limiting the risks that we describe in our periodic reports and elsewhere, among the risks that could lead to a materially adverse impact on our business or operating results are the following: the impact and results of any new or continued activism activities by activist investors; termination or non-renewal of limited duration agreements or arrangements with our suppliers, which are typically terminable by either party upon several months or otherwise relatively short notice; loss of significant customers, suppliers or other relationships, or reduction of customer business or product availability; loss of customers or suppliers either directly or indirectly as a result of consolidation among large wireless service carriers and others within the wireless communications industry; deterioration in the strength of our customers' or suppliers' business; negative or adverse economic conditions, including those adversely affecting consumer confidence or consumer or business spending or otherwise adversely impacting our suppliers or customers, including their access to capital or liquidity, or our customers' demand for, or ability to fund or pay for, the purchase of our products and services; our dependence on a relatively small number of suppliers, which could hamper our ability to maintain appropriate inventory levels and meet customer demand; changes in customer and product mix that affect gross margin; effect of “conflict minerals” regulations on the supply and cost of certain of our products; failure of our information technology system or distribution system; our inability to maintain or upgrade our technology or telecommunication systems without undue cost, incident or delay; system security or data protection breaches and exposure to cyber-attacks, and the cost associated with ongoing efforts to maintain cyber-security measures and to meet applicable compliance standards; damage or destruction of our distribution or other facilities; prolonged or otherwise unusual quality or performance control problems; technology changes in the wireless communications industry or technological failures, which could lead to significant inventory obsolescence or devaluation and/or our inability to offer key products that our customers demand; third-party freight carrier interruption; increased competition from competitors, including manufacturers or national and regional distributors of the products we sell and the absence of significant barriers to entry which could result in pricing and other pressures on profitability and market share; our relative bargaining power and inability to negotiate favorable terms with our suppliers and customers; our inability to access capital and obtain or retain financing as and when needed; transitional and other risks associated with acquisitions of companies that we may undertake in an effort to expand our business; claims against us for breach of the intellectual property rights of third parties; product liability claims; our inability to protect certain intellectual property, including systems and technologies on which we rely; our inability to hire or retain for any reason our key professionals, management and staff; health epidemics or pandemics or other outbreaks or events, or national or world events or disasters beyond our control; changes in political and regulatory conditions, including tax and trade policies; and the possibility that, for unforeseen or other reasons, we may be delayed in entering into or performing, or may fail to enter into or perform, anticipated contracts or may otherwise be delayed in realizing or fail to realize anticipated revenues or anticipated savings.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended September 26, 2021 and September 27, 2020; (ii) Consolidated Balance Sheet at September 26 and March 28, 2021; (iii)  Consolidated Statement of Cash Flows for the three months ended September 26, 2021 and September 27, 2020; and (iv) Notes to Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: October 29, 2021
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)