Form 10-Q
period 2021-12-26
TESSCO TECHNOLOGIES INC
filed 2022-02-04
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2021 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of February 1, 2022, was 8,983,566.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Balance Sheets

	December 26,	March 28,
	2021	2021

ASSETS
Current assets:
Cash and cash equivalents	$1,122,200	$1,110,000
Trade accounts receivable, net	68,386,900	70,045,700
Product inventory, net	51,521,600	53,060,000
Income taxes receivable	7,369,900	10,432,500
Prepaid expenses and other current assets	3,534,800	3,980,900
Current portion of assets held for sale	—	1,196,900
Total current assets	131,935,400	139,826,000

Property and equipment, net	11,679,200	12,571,600
Intangible assets, net	27,466,900	19,136,500
Lease asset - right of use	9,278,200	11,285,800
Other long-term assets	7,962,200	6,258,000
Total assets	$188,321,900	$189,077,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$55,550,400	$59,415,600
Payroll, benefits and taxes	5,081,500	6,279,800
Income and sales tax liabilities	692,000	803,900
Accrued expenses and other current liabilities	1,462,200	2,912,300
Lease liability, current	2,548,400	2,573,500
Total current liabilities	65,334,500	71,985,100

Deferred tax liabilities, net	26,500	26,500
Revolving line of credit	38,271,500	30,583,200
Non-current lease liability	7,185,500	8,923,500
Other non-current liabilities	761,900	809,400
Total liabilities	111,579,900	112,327,700

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 8,982,132 shares issued and 8,962,932 shares outstanding as of December 26, 2021, and 8,844,083 shares issued and 8,833,833 shares outstanding as of March 28, 2021	105,600	104,200
Additional paid-in capital	68,369,700	67,227,700
Treasury stock, at cost, 19,200 shares as of December 26, 2021 and 10,250 shares as of March 28, 2021	(129,200)	(62,800)
Retained earnings	8,395,900	9,481,100
Total shareholders’ equity	76,742,000	76,750,200
Total liabilities and shareholders’ equity	$188,321,900	$189,077,900

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income (Loss)

	Three Months Ended		Nine Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Revenues	$102,462,400	$99,237,600	$315,954,700	$284,607,600
Cost of goods sold	82,841,600	81,921,900	256,852,000	233,718,000
Gross profit	19,620,800	17,315,700	59,102,700	50,889,600
Selling, general and administrative expenses	19,403,800	23,606,800	62,038,600	65,927,100
Operating income (loss)	217,000	(6,291,100)	(2,935,900)	(15,037,500)
Interest expense, net	131,000	151,200	503,400	367,800
Income (loss) from continuing operations before income taxes	86,000	(6,442,300)	(3,439,300)	(15,405,300)
Provision for (benefit from) income taxes	(1,129,000)	(740,400)	(1,166,200)	(1,886,600)
Net income (loss) from continuing operations	1,215,000	(5,701,900)	(2,273,100)	(13,518,700)
Income (loss) from discontinued operations, net of taxes	243,800	4,787,500	1,187,900	7,706,000
Net income (loss)	$1,458,800	$(914,400)	$(1,085,200)	$(5,812,700)
Basic (loss) income per share
Continuing operations	$0.14	$(0.66)	$(0.26)	$(1.56)
Discontinued operations	$0.03	$0.55	$0.13	$0.89
Consolidated operations	$0.16	$(0.11)	$(0.12)	$(0.67)
Diluted (loss) income per share
Continuing operations	$0.14	$(0.66)	$(0.26)	$(1.56)
Discontinued operations	$0.03	$0.55	$0.13	$0.89
Consolidated operations	$0.16	$(0.11)	$(0.12)	$(0.67)
Basic weighted-average common shares outstanding	8,957,502	8,699,937	8,910,857	8,658,205
Effect of dilutive options and other equity instruments	39,335	—	—	—
Diluted weighted-average common shares outstanding	8,996,837	8,699,937	8,910,857	8,658,205

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Issuance of common stock for 401k match	13,782	100	102,700	—	—	102,800
Treasury stock purchases	(3,960)	—	—	(28,900)	—	(28,900)
Non-cash stock compensation expense	39,182	500	254,400	—	—	254,900
Exercise of stock options	1,754	—	10,900	(13,300)	—	(2,400)
Net loss	—	—	—	—	(1,717,300)	(1,717,300)
Balance at June 27, 2021	8,884,591	104,800	67,595,700	(105,000)	7,763,800	75,359,300
Issuance of common stock for 401k match	16,419	200	110,400	—	—	110,600
Treasury stock purchases	(4,244)	—	—	(24,200)	—	(24,200)
Non-cash stock compensation expense	29,959	300	367,800	—	—	368,100
Net loss	—	—	—	—	(826,700)	(826,700)
Balance at September 26, 2021	8,926,725	105,300	68,073,900	(129,200)	6,937,100	74,987,100
Issuance of common stock for 401k match	20,554	200	113,200	—	—	113,400
Proceeds from issuance of stock	15,653	100	80,900	—	—	81,000
Non-cash stock compensation expense	—	—	101,700	—	—	101,700
Net income	—	—	—	—	1,458,800	1,458,800
Balance at December 26, 2021	8,962,932	105,600	68,369,700	(129,200)	8,395,900	76,742,000

Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Issuance of common stock for 401k match	23,676	200	132,500	—	—	132,700
Treasury stock purchases	(12,781)	—	—	(58,800)	—	(58,800)
Non-cash stock compensation expense	48,685	600	311,300	—	—	311,900
Net loss	—		—	—	(4,631,400)	(4,631,400)
Balance at June 28, 2020	8,637,129	102,200	65,762,300	(58,555,000)	72,147,600	79,457,100
Issuance of common stock for 401k match	24,552	200	117,400	—	—	117,600
Proceeds from issuance of stock	23,240	200	107,100			107,300
Treasury stock purchases	(2,250)	—	—	(14,100)	—	(14,100)
Non-cash stock compensation expense	7,500	100	316,600	—	—	316,700
Retirement of treasury stock	—	—	—	58,555,000	(58,555,000)	—
Net loss	—	—	—	—	(266,900)	(266,900)
Balance at September 27, 2020	8,690,171	102,700	66,303,400	(14,100)	13,325,700	79,717,700
Issuance of common stock for 401k match	23,081	200	131,600	—	—	131,800
Treasury stock purchases	(8,000)	—	—	(48,700)	—	(48,700)
Non-cash stock compensation expense	35,418	400	330,600	—	—	331,000
Net loss	—	—	—	—	(914,400)	(914,400)
Balance at December 27, 2020	8,740,670	103,300	66,765,600	(62,800)	12,411,300	79,217,400

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 26, 2021	December 27, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,085,200)	$(5,812,700)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,878,400	3,135,100
Gain on sale of discontinued operations	—	(3,020,800)
Non-cash stock-based compensation expense	724,700	959,600
Deferred income taxes and other	—	2,274,400
Change in trade accounts receivable	1,658,800	4,865,200
Change in product inventory	2,735,300	8,390,900
Change in prepaid expenses and other current assets	446,100	(615,400)
Change in income taxes receivable	3,062,600	(2,731,900)
Change in other assets and other liabilities	(887,200)	(2,649,400)
Change in trade accounts payable	(6,057,800)	(7,916,100)
Change in payroll, benefits and taxes	(1,198,300)	3,318,800
Change in income and sales tax liabilities	(111,900)	159,600
Change in accrued expenses and other current liabilities	(867,900)	(745,300)
Net cash provided by (used in) operating activities	297,600	(388,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(325,000)	(489,900)
Proceeds from sale of discontinued operations	—	9,201,500
Purchases of internal-use software	(7,663,300)	(8,563,400)
Net cash provided by (used in) investing activities	(7,988,300)	148,200

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) from revolving line of credit short term	—	437,500
Borrowings from revolving line of credit long term	204,515,300	—
Repayments to revolving line of credit long term	(196,827,000)	—
Proceeds from issuance of stock	81,000	108,100
Purchase of treasury stock and repurchase of stock from employees and directors for minimum tax withholdings	(66,400)	(121,600)
Net cash provided by (used in) financing activities	7,702,900	424,000

Net increase (decrease) in cash and cash equivalents	12,200	184,200

CASH AND CASH EQUIVALENTS, beginning of period	1,110,000	50,000

CASH AND CASH EQUIVALENTS, end of period	$1,122,200	$234,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Capital expenditures included in accounts payable	$3,362,900	$657,100

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

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheets as of December 26, 2021 and March 28, 2021, consists of capitalized software for internal use and indefinite-lived intangible assets. Capitalized software for internal use, net of accumulated amortization, was $26,671,500 and $18,341,100 as of December 26, 2021 and March 28, 2021, respectively. Amortization expense of capitalized software for internal use was $263,200 and $364,900 for the three months ended December 26, 2021 and December 27, 2020, respectively. Amortization expense of capitalized software for internal use was $658,400 and $1,515,700 for the nine months ended December 26, 2021 and December 27, 2020, respectively. The Company continues to capitalize costs related to an ongoing information technology project, which will be amortized after the project has been completed and placed in-service.

Indefinite-lived intangible assets were $795,400 as of December 26, 2021 and March 28, 2021.

Note 4. Borrowings Under Revolving Credit Facility

On October 29, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following ten (10) paragraphs have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement, and the description refers to the Credit Agreement as in effect at fiscal quarter ended December 26, 2021 and without regard to subsequent events. This facility replaced a previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto (which included Wells) and Truist Bank (successor by merger to SunTrust Bank), as administrative agent.

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

Borrowings initially accrue (or accrued) interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin of 2.25% until the March 28, 2021 financial statements were delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then the LIBOR Rate plus 2.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then the LIBOR Rate plus 2.00%; (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% per annum until the March 31, 2021 financial statements were delivered and thereafter (i) if the Fixed Charge Coverage Ratio is less than 1.10:1.00, then the Base Rate plus 1.25% or (ii) if the Fixed Charge Coverage Ratio is greater than or equal to 1.10:1.00, then the Base Rate plus 1.00%. The Credit Agreement contains a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement.

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the 2020 Revolving Credit Facility, at a per annum rate equal to 0.25%.

Pursuant to Amendment No. 1 to Credit Agreement dated July 12, 2021 ( “Amendment No. 1”), between Tessco and Wells, Wells agreed to a 25 basis point reduction in certain otherwise applicable rates and fees over an agreed period, as set forth in the Amendment No. 1. Amendment No. 1 also included certain changes related to the transition away from the use of LIBOR as a rate option, and is expected to simplify day-to-day management of the 2020 Revolving Credit Facility. On December 26, 2021, the interest rate applicable to borrowings under the secured 2020 Revolving Credit Facility was 2.10%, which includes the 25 basis point reduction included in the Amendment as discussed above.

Following an Event of Default, the Lenders’ may at their option increase the applicable per annum rate to a rate equal to two percentage points above the otherwise applicable rate and with certain events of default, such increase is automatic. In addition, the 25 basis point reduction, insofar as then otherwise available under Amendment No. 1, will terminate, and at the written election of the Agent or the Required Lenders at any time while an Event of Default exists, the Company will no longer have the option to request that revolving loans be based on the LIBOR Rate.

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

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank (successor by merger to SunTrust Bank), as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of December 26, 2021, borrowings under the secured 2020 Revolving Credit Facility totaled $38.3 million and, therefore, the Company had $36.7 million available for borrowing as of December 26, 2021, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced above.

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

See Note 10, “Subsequent Events”, for disclosure related to further amendments to the Credit Agreement occurring subsequent to December 26, 2021.

Note 5. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the nine-month period ended December 26, 2021 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 8,964,892 for the nine months ended December 26, 2021, if the Company was in a positive earning position. At December 26, 2021, stock options with respect to 975,458 shares of common stock were outstanding, of which 850,458 were anti-dilutive and not included in diluted EPS because the stock options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive PSUs or RSUs outstanding as of December 26, 2021.

Note 6. Business Segments

After exiting its Retail business, the Company operates as one business segment. The Company will continue to present revenue and gross profit by the following customer markets: (1) public carriers, which are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and (2) commercial, formerly value-added resellers and integrators, which includes value-added resellers, the government channel and private system operator markets.

Market activity for the third quarter and first nine months of fiscal years 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Revenues
Public carrier	$43,409	$42,923	$136,348	$114,810
Commercial	59,053	56,315	179,607	169,798
Total revenues	$102,462	$99,238	$315,955	$284,608

Gross Profit
Public carrier	$5,484	$4,780	$16,365	$12,078
Commercial	14,137	12,536	42,738	38,812
Total gross profit	$19,621	$17,316	$59,103	$50,890

Note 7. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the nine months ended December 26, 2021 and December 27, 2020, the aggregate value of the shares withheld totaled $66,400 and $121,600, respectively.

Note 8. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters ended December 26, 2021 and December 27, 2020, revenue from the Company’s largest customer accounted for 10.0% and 15.3% of revenue from continuing operations, respectively. No other customers accounted for more than 10% of consolidated revenues in either quarter.

For the nine months ended December 26, 2021, no customers accounted for more than 10% of consolidated revenues. For the nine months ended December 27, 2020, revenue from the Company’s largest customer accounted for 12.3% of revenue from continuing operations. No other customers accounted for more than 10% of consolidated revenues.

For the fiscal quarters ended December 26, 2021 and December 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 26.4% and 30.2% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenues in either quarter.

For the nine months ended December 26, 2021 and December 27, 2020, sales of products purchased from the Company’s largest supplier accounted for 29.6% and 27.9% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenues in either quarter.

Note 9. Discontinued Operations

At a closing on December 2, 2020, the Company sold most of its retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets to Voice Comm, LLC (“Voice Comm”). Cash proceeds of $9.5 million were received at closing, which occurred during the third quarter of fiscal 2021. As part of the sale agreement, the Company is entitled to royalty payments of up to $3.0 million in the aggregate on the sale of Ventev branded products by Voice Comm over a four-year period after the closing.

As a result of the disposal described above, the operating results of the former Retail segment has been included in Income (loss) from discontinued operations, net of taxes, in the Consolidated Statements of Income (Loss) for all periods presented.

The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the three and nine months ended December 26, 2021 and December 27, 2020:

	Three Months Ended		Nine Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020

Revenues	$383,800	$26,413,900	$2,992,700	$80,512,800
Cost of goods sold	56,700	21,529,700	1,179,600	67,704,600
Gross profit	327,100	4,884,200	1,813,100	12,808,200
Selling, general and administrative expenses	83,200	3,215,700	636,400	7,442,000
Income (loss) from operations	243,900	1,668,500	1,176,700	5,366,200
Gain on disposal	—	3,020,800	—	3,020,800
Income (loss) from operations before income taxes	243,900	4,689,300	1,176,700	8,387,000
Provision for (benefit from) income taxes	100	(98,200)	(11,200)	681,000
Net income (loss) attributable to discontinued operations	$243,800	$4,787,500	$1,187,900	$7,706,000

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

The following table summarizes the major classes of assets attributable to discontinued operations that are included in the Current portion of assets held for sale in the Company’s Consolidated Balance Sheets as of December 26, 2021 and March 28, 2021:

	December 26,	March 28,
	2021	2021

ASSETS
Product inventory, net	$—	$1,196,900
Current portion of assets held for sale	$—	$1,196,900

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for the nine months ended December 26, 2021 and December 27, 2020 was $5.3 million and $10.6 million, respectively. Cash provided by investing activities from discontinued operations was $0 and $9.2 million for the nine months ended December 26, 2021 and December 27, 2020, respectively.

Note 10. Subsequent Events

Symetra Loan and Credit Agreement Amendment No. 2

On December 30, 2021, TESSCO Reno Holding LLC (“Holding”), an indirect wholly owned subsidiary and now owner of the Company‘s approximately 115,000 square foot operating facility located in Reno, Nevada (the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company (“Symetra”), The indebtedness is evidenced by a Real Estate Note of Holding (the “ Note”) that provides for monthly payments of $47,857.78, bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. The Note and related obligations are secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Deed of Trust”) on the Reno Facility. The net proceeds from this borrowing transaction (the “Symetra Loan”) have since been applied to repayment of a portion of the revolving balance under the Company’s 2020 Revolving Credit Facility. An additional $250,000 is to be advanced under the Symetra Loan after roof and possible related repairs to the Reno Facility are satisfactorily completed. The Symetra Loan is limited recourse to the Reno Facility, with typical exceptions in which case it is recourse to Holding, a special purpose entity formed by the Company to own the Reno Facility and related assets.

In anticipation of the Symetra Loan, the Company, TESSCO Inc. and our other operating subsidiaries, and Wells, entered into Amendment No. 2 to Credit Agreement and Consent dated December 29, 2021 (“Amendment No. 2”), which amended the Credit Agreement discussed in Note 4 above. Pursuant to Amendment No. 2, and subject to its terms and conditions, among other things, Wells consented to the Symetra Loan, without requiring that Holding become a borrower or guarantor under the Credit Agreement.

Through the Symetra Loan, the Company was able to fix a portion of its outstanding indebtedness at a market interest rate, and reduce the outstanding balance under the 2020 Revolving Credit Facility, without reducing the overall commitment under the 2020 Revolving Credit Agreement. As a result, and without regard to other factors, liquidity was effectively increased.

Credit Agreement Amendment No. 3

On January 5, 2022, at the Company’s request, the Company and its operating subsidiaries, and Wells, entered into Amendment No. 3 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement (“Amendment No. 3”), subject to the terms and conditions of which Wells agreed to increase the Commitment under the 2020 Revolving Credit Facility from $75 million to $80 million. Among the terms and conditions, the Company agreed to revert to the interest rate margins originally provided for under the terms of the 2020 Revolving Credit Facility (and which had previously been modified pursuant to Amendment No. 1 to Credit Agreement), as well as change to the methodology for determining the Applicable Margin, and agreed to a $10 million Availability Block for a one year period, but was relieved of any Fixed Charge Coverage Ratio testing for the same one year period without regard to the amount of Excess Availability during that period. Following this one year period, a $15 million Excess Availability requirement will be imposed unless a Fixed Charge Coverage Ratio of 1:1 is achieved. As a result, and assuming the Company is otherwise in compliance with the terms of the 2020 Revolving Credit Agreement, as amended, and has sufficient Borrowing Base assets, the amount available for borrowing under the 2020 Revolving Credit Facility, without having to meet any Fixed Charge Coverage Ratio, is increased from approximately $62.5 million to $70 million for calendar year 2022.

Amendment No. 3 also contemplates a pledge within sixty (60) days by Tessco Inc. to Wells of the 184,000 square foot Hunt Valley, Maryland Global Logistics Center (the “GLC”), pursuant to a mortgage in form and substance satisfactory to Wells, to be delivered by TESSCO Inc. as additional collateral for the Obligations under the 2020 Revolving Credit Facility. The terms of Amendment No. 3 provide for release of the mortgage upon achievement by the Company of certain financial metrics, including a 1:1 Fixed Charge Coverage Ratio for at least six consecutive months and a minimum Excess Availability of $17.5 million, and the absence of any Default or Event of Default. The Company had previously agreed not to pledge or encumber the GLC without the consent of Wells. Capitalized terms used in this and the immediately preceding paragraph have the meanings ascribed to them under the Revolving Credit Agreement, as amended, including pursuant to Amendment No. 3.

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

On December 2, 2020, we sold most of our Retail inventory and certain other retail-related assets to Voice Comm. In connection with this sale, we assigned or licensed certain Ventev®- related intellectual property to Voice Comm, including our Ventev® trademark for their use in connection with the sale of mobile device and accessory products. Together, this resulted in our exit from the Retail business. Cash proceeds of $9.5 million were received at the time of sale. As part of the sale agreement, we are entitled to royalty payments, up to $3.0 million in the aggregate, on the sale of Ventev® branded products by Voice Comm over a four-year period after closing. As a result of the disposal, the operating results of our former Retail segment have been included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Income (Loss) for all periods presented.  We retain and continue to utilize the Ventev® tradename for non-mobile device accessory products.

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

Results of Continuing Operations

Third quarter of Fiscal Year 2022 Compared with Third quarter of Fiscal Year 2021

Total Revenues. Revenues for the third quarter of fiscal 2022 increased 3.2% compared with the third quarter of fiscal 2021. Revenues in our commercial market increased 4.9%, and revenue in our public carrier market increased 1.1%.  This increase in the public carrier market was due to gaining additional market share and improving macro-economic trends as the impact of the COVID-19 pandemic on our business lessens.  The increase in commercial market revenues was also largely driven by the lower impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the third quarter of fiscal 2022 increased 1.1% compared with the third quarter of fiscal 2021. Cost of goods sold in our commercial market increased by 2.6% and in our public carrier market decreased by 0.6%. The increase in cost of goods sold in the commercial market was largely driven by changes in revenue, as discussed above, while the decrease in the public carrier market was primarily attributable to a more favorable customer mix.

Total Gross Profit. Gross profit for the third quarter of fiscal 2022 increased by 13.3% compared to the third quarter of fiscal 2021. This increase was primarily due to increased revenues, a more favorable customer and product mix, and increased freight charged to customers. Overall gross profit margin increased from 17.4% in the third quarter of fiscal 2021 to 19.1% in the third quarter of fiscal 2022.  Gross profit margin in our public carrier market increased to 12.6% from 11.1% in the same quarter last year. Gross profit margin in our commercial market increased to 23.9% in the third quarter of fiscal 2022 from 22.3% in the same quarter last year. The gross margin improvements in the public carrier market are primarily related to changes in customer and product mix. The gross margin increase in the commercial market is primarily attributable to product and customer mix, including higher sales of our higher margin Ventev® products. Gross margins in both markets were positively impacted by higher freight charged to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 17.8% or $4.2 million for the third quarter of fiscal 2022, compared to the third quarter of fiscal 2021. Selling, general and administrative expenses as a percentage of revenues decreased from 23.8% for the third quarter of fiscal 2021, to 18.9% for the third quarter of fiscal 2022.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $3.4 million in corporate support expenses and a decrease of $1.2 million in performance compensation expense. The corporate support expenses decrease is attributable to one-time non-recurring costs incurred in the third quarter of fiscal 2021 in response to a consent solicitation initiated by a shareholder group in fiscal 2021. The decrease in performance compensation expense is a result of updated expected results as compared to the targets set for our annual cash and equity incentive programs. These decreases were partially offset by a $1.1 million increase in freight costs in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021. The increase in freight costs is primarily attributable to higher third-party costs due to macroeconomic factors, including inflation. The increase in freight costs also corresponds to the increase in sales during the third quarter of fiscal 2022 as compared the same period in the prior year. As mentioned above, we have increased the amount charged to customers for freight costs, which are included in revenue and gross profit.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt expense of $22,900 and $7,500, for the three months ended December 26, 2021 and December 27, 2020, respectively.

Interest, Net. Net interest expense decreased from $151,200 for the third quarter of fiscal 2021 to $131,000 for the third quarter of fiscal 2022. Significantly lower interest rates in the third quarter of fiscal 2022 were partially offset by an increase in the average amount outstanding under our 2020 Revolving Credit Facility during the third quarter of fiscal 2022. This decrease in interest expense is partially offset by a decrease in capitalized interest, which decreased from $145,300 in the third quarter of fiscal 2021 to $144,900 for the third quarter of fiscal 2022.

Income Taxes, Net Income and Diluted Earnings per Share. In the third quarter of fiscal 2022, the Company reported an income tax benefit of $1.1 million related to a change in the tax accounting method for computer software development costs, which was adopted during the quarter. As a result of the change, the Company expects to receive an additional tax refund for fiscal 2021 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Including the impact of the change, the total benefit from income taxes for the third quarter of fiscal 2022 was $1.1 million compared to a benefit of $0.7 million for the third quarter of fiscal 2021.  Net income of $1.2 million in the third quarter of fiscal 2022 improved significantly from the net loss of $5.7 million for the third quarter of fiscal 2021. Diluted earnings per share was $0.14 for the third quarter of fiscal 2022, compared to a loss of $0.66 per share for the corresponding prior-year quarter.

Discontinued Operations. Net income from discontinued operations was $0.2 million for the third quarter of fiscal year 2022 compared to $4.8 million for the third quarter of fiscal year 2021. See Note 9, “Discontinued Operations”, to our Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q,  for further discussion.

First Nine Months of Fiscal Year 2022 Compared with First Nine Months of Fiscal Year 2021

Total Revenues. Revenues for the first nine months of fiscal 2022 increased 11.0% compared with the first nine months of fiscal 2021. Revenues in our commercial market increased 5.8%, and revenue in our public carrier market increased 18.8%.  This increase in the public carrier market was due to gaining additional market share and improving macro-economic trends as the impact of the COVID-19 pandemic lessens. The increase in commercial market revenues was also largely driven by the lower impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the first nine months of fiscal 2022 increased 9.9% compared with the first nine months of fiscal 2021. Cost of goods sold in our commercial market and public carrier market increased by 4.5% and 16.8%, respectively. These increases in cost of goods sold in both markets were largely driven by changes in revenue and customer mix, as discussed above.

Total Gross Profit. Gross profit for the first nine months of fiscal 2022 increased by 16.1% compared to the first nine months of fiscal 2021. This increase was primarily due to increased revenues.  Overall gross profit margin increased from 17.9% in the first nine months of fiscal 2021 to 18.7% for the first nine months of fiscal 2022. Gross profit margin in our commercial market increased from 22.9% to 23.8% in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021.  Gross profit margin in our public carrier market increased to 12.0% in the first nine months of fiscal 2022 as compared to 10.5% in the first nine months of fiscal 2021. The gross margin improvements in both markets are primarily attributable to changes in customer and product mix, as well as higher freight charges to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased by 5.9% or $3.9 million for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. Selling, general and administrative expenses as a percentage of revenues decreased from 23.2% for the first nine months of fiscal 2021, to 19.6% for the first nine months of fiscal 2022.

The decrease in our selling, general and administrative expenses was primarily due to a decrease of $4.0 million in corporate support expenses, as well as $1.4 million lower information technology costs and $1.2 million lower performance compensation costs. The corporate support expenses decrease is attributable to one-time non-recurring costs incurred in fiscal year 2021 in response to a consent solicitation initiated by a shareholder group in fiscal 2021. The decrease in information technology is primarily attributable to lower depreciation costs and the decrease in performance compensation expense is a result of updated expected results as compared to the targets set for our annual cash and equity incentive programs. These decreases were partially offset by a $3.3 million increase in freight costs during the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021. The increase in freight costs is primarily attributable to higher third-party costs due to macroeconomic factors, including inflation. The increase in freight costs also correspond to the increase in sales during the nine months ended December 26, 2021 as compared to the same period in the prior year. As mentioned above, we have increased the amount charged to customers for freight costs, which are included in revenue and gross profit.

We continually evaluate the credit worthiness of our existing customer receivable portfolio and provide an appropriate reserve based on this evaluation. We also evaluate the credit worthiness of prospective and current customers and make decisions regarding extension of credit terms to such customers based on this evaluation. We had bad debt recovery, net of expense of $103,200 and $780,600, for the nine months ended December 26, 2021 and December 27, 2020, respectively.

Interest, Net. Net interest expense increased from $367,800 for the nine months of fiscal 2021 to $503,400 for the first nine months of fiscal 2022. An increase in the average amount outstanding on our 2020 Revolving Credit Facility and higher interest rates resulted in increased interest expense in the first nine months of fiscal 2022. This increase in interest expense is partially offset by an increase in capitalized interest, which increased from $252,200 in the first nine months of fiscal 2021 to $492,500 in the first nine months of fiscal 2022.

Income Taxes, Net Income and Diluted Earnings per Share. The Company reported an income tax benefit of $1.1 million during the third quarter of fiscal 2022 related to a change in the tax accounting method for computer software development costs, which was adopted during the quarter. As a result of the change, the Company expects to receive an additional tax refund for fiscal 2021 under the CARES Act. Including the impact of the change, the total benefit from income taxes for the first nine months of fiscal 2022 was $1.2 million compared to a benefit of $1.9 million for the first nine months of fiscal 2021. Net loss of $2.3 million in the first nine months of fiscal 2022 improved significantly from the net loss of $13.5 million for the corresponding prior-year period. Diluted loss per share was $0.26 for the first nine months of fiscal 2022, compared to a loss of $1.56 per share for the corresponding prior-year period.

Discontinued Operations. Net income from discontinued operations was $1.2 million for the first nine months of fiscal year 2022 compared to $7.7 million for the first nine months of fiscal year 2021. See Note 9, “Discontinued Operations”, to our Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q,  for further discussion.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the nine months ended December 26, 2021 and December 27, 2020.

	Nine Months Ended
	December 26, 2021	December 27, 2020
Cash flow provided by (used in) operating activities	$297,600	$(388,000)
Cash flow provided by (used in) investing activities	(7,988,300)	148,200
Cash flow provided by (used in) financing activities	7,702,900	424,000
Net increase (decrease) in cash and cash equivalents	$12,200	$184,200

Net cash provided by operating activities was $0.3 million for the first nine months of fiscal 2022, compared with net cash used in operating activities of $0.4 million for the first nine months of fiscal 2021. The fiscal 2022 inflow was due to the decrease in inventory, accounts receivable, and income taxes receivable, partially offset by the net loss during the period and a decrease in accounts payable.

Net cash used in investing activities was $8.0 million for the first nine months of fiscal 2022, compared to net cash provided by investing activities of $0.1 million in the first nine months of fiscal 2021. Fiscal 2022 cash outflow is primarily attributable to the Company’s investments in information technology. Fiscal 2021 cash inflow was attributable to the Company’s sale of its Retail business totaling $9.2 million, offset by investments in information technology of $9.1 million.

Net cash provided by financing activities was $7.7 million for the first nine months of fiscal 2022, compared to net cash provided by financing activities of $0.4 million for the first nine months of fiscal 2021. Utilization of our asset-based secured 2020 Revolving Credit Facility during the first nine months of fiscal 2022 resulted in a cash inflow of $7.7 million during this period. Utilization of the 2020 Revolving Credit Facility and our prior asset-based facility resulted in a cash inflow of $0.4 million during the nine months of fiscal 2021.

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. Terms used, but not defined, in this paragraph have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement, and the description refers to the Credit Agreement as in effect at fiscal quarter ended December 26, 2021 and without regard to subsequent events. The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $75 million (the “2020 Revolving Credit Facility”), which matures in forty-two months, on April 29, 2024. This facility replaced a previously existing facility. As of December 26, 2021, borrowings under the secured 2020 Revolving Credit Facility totaled $38.3 million; therefore, we then had $36.7 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed or referred to in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Credit Agreement accrue interest at the rates as discussed in Note 4 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash, payments from customers and availability under the secured 2020 Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured 2020 Revolving Credit Facility.  Our increased focus over the past several years on business opportunities for sales to our public carrier customers led to the recent expansion of our borrowing limits, as now reflected in the 2020 secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 26, 2021, we do not have any material capital expenditure commitments. See Note 10, “Subsequent Events”, to our Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q, for further discussion on certain events impacting the Company’s liquidity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 27, 2021, the Board of Directors of the Company formally appointed Timothy Bryan as Chairman of the Board.  Since the resignation in August 2021 of Paul Gaffney, who previously served as Chairman of the Board, Mr. Bryan has served as acting Chairman. The Board has now formalized Mr. Bryan’s appointment as Chairman, to serve at the discretion of the Board.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2021 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 26, 2021 and December 27, 2020; (ii) Consolidated Balance Sheet at December 26 and March 28, 2021; (iii)  Consolidated Statement of Cash Flows for the nine months ended December 26, 2021 and December 27, 2020; and (iv) Notes to Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 4, 2022
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)