Form 10-K
period 2022-03-27
TESSCO TECHNOLOGIES INC
filed 2022-05-26
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 27, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value	TESS	Nasdaq

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

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on Nasdaq as of September 26, 2021, was $48,160,896.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 20, 2022, was 9,041,236.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders, scheduled to be held July 28, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (which we sometimes refer to as “Tessco”, “we”, or the “Company”) is a value-added technology distributor, manufacturer, and solutions provider serving customers in the wireless infrastructure market. The Company was founded 40 years ago with a commitment to deliver industry-leading products, knowledge, solutions, and customer service. Tessco supplies over 47,000 products from more than 300 of the industry’s top manufacturers in mobile communications, Wi-Fi, Internet of Things, 5G, wireless backhaul, and more. Tessco is a single source for outstanding customer experience, expert knowledge, and complete end-to-end solutions for the wireless industry.

On December 2, 2020, we sold most of our retail inventory and certain other retail-related assets to Voice Comm, LLC (“Voice Comm”). In connection with this sale, we assigned or licensed our Ventev®- related intellectual property, including the Ventev® trademark, to Voice Comm for their use in connection with the sale of mobile device and accessory products. Together, this resulted in the Company’s exit from its Retail business.  Accordingly, the accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. See Note 20, “Discontinued Operations”, for further information.  Additionally, the narrative discussion presented below in this Item 1 of this Annual Report is specific to the continuing operations of the Company (formerly, our Commercial segment), unless otherwise noted.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors, integrators, private system operators (including railroads, utilities, mining operators and oil and gas operators), federal, state and local governments, manufacturers, national solutions providers and value-added resellers. We currently serve an average of approximately 3,700 different customers per month.

We provide our customers with products and solutions to help them support these primary applications:

●	DAS (Distributed Antenna Systems) for In-Building Cellular and Public Safety Coverage
●	First Responder Communications and FirstNet™
●	IoT (Internet of Things)
●	Microwave
●	Power Systems
●	Small Cell and Macro Cell Wireless Base Station Infrastructure, including 5G buildouts
●	In-Vehicle and Mobile Communications
●	Wi-Fi Networks
●	Test and Maintenance
●	Wireless Backhaul
●	CBRS (Citizens Broadband Radio Service) and PLTE (Private Long-Term Evolution) Networks

We source and develop our product offerings from leading manufacturers throughout the world, and also offer innovative, high quality products developed and manufactured under our proprietary brand, Ventev®, to our customers. In connection with the sale to Voice Comm of Retail business assets, we licensed or assigned to Voice Comm certain intellectual property rights, including our Ventev® brand as it relates to mobile device accessory products. We generally retain rights to the Ventev® brand as it relates to other than mobile device and accessory products.

Our operational platform removes complexity for customers and suppliers by streamlining the management of the supply chain and lowering total inventory and cost by providing the option of guaranteed availability and complete, on-time delivery to the point of use.

We began our “total source” operations in 1982, reincorporated as a Delaware corporation in 1987, and have been listed on Nasdaq (symbol: TESS), since 1994. We operate under ISO 9001:2015 and TL 9000:2016-V R6.3/5.7 registrations.

For information regarding our website address and regarding material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 27, 2022.

Customers

We operate as two segments: Carrier, which is comprised of customers that are generally responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers; and Commercial, which includes value-added resellers, the government channel and private system operator markets. The Company previously operated as one segment in fiscal 2021 and identified a change to our reportable segments in the fourth quarter of fiscal 2022 as a result of changes in organizational structure.

Sales to the Carrier segment accounted for approximately 43% of our fiscal year 2022 revenues, and sales to the Commercial segment accounted for 57% of fiscal year 2022 revenues.

Our top ten customer relationships were responsible for 35% of our revenues for fiscal year 2022. No customer accounted for more than 10% of total revenues.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 50 countries. Due to our diverse product offerings and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, our sales could be affected by weather conditions or events in the United States, especially in our fourth fiscal quarter.  Our fourth fiscal quarter is also at times impacted by delays in our customers’ calendar year budget approval processes.

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

While we principally provide manufacturer branded products, a variety of products are developed, manufactured and offered under our own brand, Ventev®. These products generally consist of network infrastructure products, such as radio enclosures, power products, cable and antennas. Sales of Ventev® products were 9% of our revenues in fiscal year 2022.

Tessco’s Technical Services and Solutions Engineering teams are a key element of our offering as a value-added distributor. These teams include Solution Architects, Inbuilding, Power and Broadband Designers and Customer Technical Support (“CTS”) personnel. The broad product and supplier knowledge along with the multiple supplier certifications possessed by these teams have been recognized as a great benefit by our supplier partners and customers. Solution

Architects are specialists in their area of expertise providing consultation and system design. The CTS team are product level experts ensuring the correct devices are specified based on the application. This team can also recommend additional ancillary products (antennas, cables, power, enclosures, etc.) needed to provide a complete solution for the customer’s application. These services, other than design services, which comprise an immaterial portion of our revenues, are provided as part of a complete offering and are not billed in addition to the product.

These teams provide customer support on thousands of calls and support ticket-items per year. They have completed designs covering solutions for DAS, IoT, WiFi, Networking, Wireless Broadband, Power Systems and Testing applications. These solutions teams support both existing and emerging markets, including Macro/Small Cells, Public Safety, Utilities, Transportation, National Solutions Providers, Government, System Integrators and Fortune 500 companies.

As part of our commitment to customer service, we typically allow most customers to return most products for any reason, for credit, within 30 days of the date of purchase. Total returns and credits have been less than 3% of revenues in each of the past three fiscal years.

Revenues from sales of products purchased from our largest wireless infrastructure supplier accounted for 29% of fiscal year 2022 continuing operations revenues. No other individual supplier accounted for more than 10% of sales. Sales of products purchased from our ten largest wireless infrastructure suppliers generated approximately 54% of our total fiscal year 2022 revenues.

The amount of purchases we make from each of our more than 300 suppliers may significantly increase or decrease over time.  As the level of business changes, we may request, or be requested by our suppliers, to adjust the terms of our relationships.  Therefore, our ability to purchase and re-sell products from each of our suppliers depends on our ability to reach and maintain agreements with these suppliers on acceptable business terms.  In addition, the agreements and arrangements on which most of our larger supplier relationships are based are typically of limited duration and terminable for any or no reason by either party upon notice of varying lengths, usually between several months or otherwise short notice.  Generally, we believe that alternative sources of supply are available for many of the product types we carry, although we may be unable, or find it more difficult, to source branded products from other than the manufacturer.

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

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are focused on our customers across our two business segments: 1) Carriers, and 2) Commercial.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We understand and anticipate our customers’ needs, which allows us to offer comprehensive solutions and establish long-lasting relationships. Our customer base includes more than 182,000 fully opted in contacts across the full breadth of the wireless industry, with over 190,000 additional active contacts in our database, representing potential new customers. We are able to identify each contact’s unique need for information and the way in which they wish to receive it.  This can include targeted marketing materials, including email marketing, web marketing, advertisements, direct mailers, and trade show marketing, to drive purchases and new business development. For instance, our email publication, The Wireless Update, is sent to a targeted list of 131,000 contacts each week.

Our dedicated sales team provides customer service and maintains key information about every customer or potential customer utilizing our Customer Relationship Management (“CRM”) and marketing automation tools ensuring a positive experience at every interaction and allowing us to identify promising leads and allocate resources to convert them to customers. We serve approximately 3,700 customers each month and our goal is to create an experience that nurtures loyalty among our customers and delivers mutually beneficial outcomes in every transaction.

Solutions Engineering and Product Management: We actively monitor advances in technologies and industry trends, through both market research and continual customer and manufacturer interaction to enhance our product offering as new wireless communications products and technologies are developed. To complement our broad product portfolio, we provide technical expertise and consultation to assist our customers in understanding technology and choosing the right products for their specific application. Our personnel, including those we refer to as Solution Architects, offer applications engineering to market-specific needs such as:

●	DAS, Cellular and Public Safety IoT
●	Two-Way/Land Mobile Radio
●	Wireless Networks
●	PLTE
●	Broadband
●	Macro and Small Cells
●	Power Systems
●	Test Solutions

In addition to determining the product offering, our Product and Solutions Engineering Teams provide the technical foundation for both customers and our personnel. Our product management software is continually updated to add new products and additional technical information in response to manufacturer specification changes and customer inquiries. This software provides detailed information on each SKU offered, including full product descriptions, category classifications, technical specifications, illustrations, product cost, pricing and delivery information, alternative and associated products, and purchase and sales histories. This information is available on a real-time basis to all of our personnel for product development, procurement, technical support, cataloging and marketing.

Strategic Marketing – As a thought leader in the wireless industry, Tessco’s marketing materials educate the industry and promote our services and unique value proposition. Our weekly commercial digital newsletter, The Wireless Update, keeps 131,000 of our customers informed on the latest news in the industry, new products and solutions from our manufacturers, upcoming events and training opportunities, and more. In addition, strategic marketing supports the organization through the development of compelling original content, training programs, and other customer and manufacturer programs that solve business challenges and increase the value Tessco provides to the industry.

Tessco.com® is our e-commerce site and the digital gateway to our comprehensive industry expertise, products, and solutions for wireless. In addition to access to our inventory of products for every solution, Tessco.com features:

●	Powerful parametric product search capabilities;
●	Real-time product availability;
●	Real-time customer-specific pricing;
●	Easy ordering capabilities that allow for the construction and configuration of complete, end-to-end solutions that can be converted to an order, or saved, copied, shared, uploaded and emailed;
●	A variety of customer service, financial and technical support pages, including account controls which include all of the tools necessary to track and manage orders, update an account, find the right support, review saved orders, handle warranty claims, and explore Tessco’s capabilities;
●	Order confirmation – specifying the contents, order status, delivery date, tracking number and total cost of an order;
●	Order reservations, order status, and order history; and
●	Manufacturer portal pages designed to showcase each manufacturer partner’s offer in a custom fashion.

Key improvements made to Tessco.com this past year include:

●	Intercom Chatbot feature with Live Chat Support;
●	Cart, browse abandonment and in stock alerts with automated email follow-up; and
●	Exit Pop ups

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

Our information technology system provides detailed information on every customer account, including recent inquiries, buying and credit histories, separate buying locations within a customer account and contact history for key personnel, as well as detailed product information, including technical, product availability, and pricing information. The information technology system enables any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

We believe that our commitment to providing prompt, professional and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of customers decreased from approximately 3,800 for fiscal year 2021 to approximately 3,700 in fiscal year 2022. Due to the addition of several larger new relationships and an achievement of a greater share of many of our larger customers’ purchases, the average monthly purchase per customer increased from $5,500 in fiscal year 2021 to $9,400 in fiscal year 2022.

Procurement and Inventory Management: Our product management and purchasing system provides customers with a total source of broad and deep product availability, while attempting to maximize the return on our inventory investment.

We use our information technology system to monitor and manage our inventory. Historical sales results, sales projections and information regarding supplier lead times are all used to determine appropriate inventory levels. Our information technology system also provides early warning reports regarding upcoming inventory requirements. As of March 27, 2022, and March 28, 2021, the Company had a backlog of approximately $75 million and $34 million, respectively. The significant increase in backlog is due to global supply chain issues that are adversely affecting the Company and the industry as a whole. For fiscal years ended March 27, 2022, and March 28, 2021, inventory write-offs and reserves were 1.1% and 1.0% of total purchases, respectively. Inventory turns for fiscal years 2022 and 2021 were 6.2 and 5.9, respectively.

Fulfillment and Distribution: Orders are received at our Timonium, Maryland and Reno, Nevada customer sales support centers. As orders are received, customer representatives have access to technical information, alternative and complementary product selections, product availability and pricing information, as well as customer purchasing and credit histories and recent inquiry summaries. An automated warehouse management system, which is integrated with the product planning and procurement system, allows us to ensure inventory control, to minimize multiple product shipments to complete an order and to limit inventory duplication. Bar-coded labels are used on every product, allowing distribution center personnel to utilize radio frequency scanners to locate products, fill orders and update inventory records in real-time, thus reducing overhead associated with the distribution functions. We contract with a variety of freight line and parcel transportation carrier partners to deliver orders to customers.

Performance and Delivery Guarantee (“PDG”) charges are generally calculated on the basis of the weight of the products ordered and on the delivery service requested, rather than on distance to the customer. We believe that this approach emphasizes on-time delivery instead of shipment dates, enabling customers to minimize their inventories and reduce their overall procurement costs while guaranteeing date specific delivery, thereby encouraging them to make us their total source supplier. We have experienced an increase in third-party freight costs in fiscal year 2022 as a result of inflationary pressures and, as a result, we have increased PDG charges to customers to offset these increased costs.

Information Technology: Our information technology system is critical to the success of our operations. We have made and continue to make substantial investments in the development of these systems, which integrate cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. The information technology system includes highly developed customer and product databases and is integrated with our Configuration, Fulfillment and Delivery system. The information contained in these systems is available on a real-time basis to all of our employees as needed and is utilized in every area of our operations. Over the past three years we have been preparing to replace our legacy ERP system with a modern SAP ERP system.  This new ERP system is expected to go live during fiscal year 2023.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Accu-Tech, Alliance Corporation, Anixter, Graybar, KGPCo Logistics, Primus, ScanSource Inc., Synnex, Talley Communications, W.W. Grainger Inc., Wesco, and Winncom. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are often terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with more than 300 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

Continuing changes in the wireless communications industry, including risks associated with conflicting technology, changes in technology, inventory obsolescence, and consolidation among wireless carriers, could adversely affect future operating results.

We believe that the principal competitive factors in supplying products to the wireless communications industry are the quality and consistency of customer service, particularly timely delivery of complete orders, breadth and quality of products offered and total procurement costs to the customer. We believe that we compete favorably with respect to each of these factors. In particular, we believe we differentiate ourselves from our competitors based on the breadth of our product offerings, our ability to quickly provide products and supply chain solutions in response to customer demand and technological advances, our knowledge and expertise in wireless technologies, the level of our customer service and the reliability of our order fulfillment process.

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

TESSCO Communications Incorporated, a wholly-owned subsidiary of TESSCO Technologies Incorporated, maintains a number of registered trademarks and service marks in connection with our business activities, including: Tessco & You, Building Our Wireless World, Together®, TESSCO®, TESSCO Technologies®, Tessco.com®, Ventev®, and The Wireless Update®, among many others. Our general policy is to file for trademark and service mark protection for each of our trademarks and trade names and to enforce our rights against any infringement.

We currently hold ten patents related to our Ventev® products. We intend, if and when appropriate, to seek patent protection for any additional patentable technology. The ability to obtain patent protection involves complex legal and factual questions. Others may obtain patent protection for technologies that are important to our business, and as a result, our business may be adversely affected. In response to patents of others, we may need to license the right to use technology patented by others or, in the event that a license cannot be obtained, to design our systems around the patents of others.

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material expenditures for environmental projects in fiscal year 2022, and there are no material expenditures planned for such purposes in fiscal year 2023.

Human Capital

At Tessco, we aspire to build relationships and collaboration within all levels of the organization to create a culture that values and rewards all team members. Our culture encourages and rewards exceptional performance and continuous improvement, fosters teamwork, and supports career development and growth. We provide benefits that address the needs of our team members, compensation that is rewarding, a learning environment that is both exciting and challenging and we provide many different growth opportunities that benefit from the many skills of our diverse workforce.  We have a professional working environment that fosters respect and celebrates our diverse perspectives.

As of March 27, 2022, we had 530 full-time equivalent employees, reduced from 589 as of March 28, 2021, in part as a result of our Retail business exit and a general decline in headcount. Of our full-time equivalent employees, 263 were engaged in customer and supplier service, marketing, sales and product management, 183 were engaged in fulfillment and distribution operations and 84 were engaged in administration and technology systems services. Our employees are not covered by collective bargaining agreements. Each year, we set corporate, department and individual goals against which we measure performance during our annual review process.

We offer a very competitive health benefit that is the same for all of our team members and is very affordable.  We encourage our employees to participate in our health and wellness programs which include medical, dental and vision insurance. We offer a 401(k) program with an employer match, tax saving flexible spending accounts, Tessco paid life insurance and Employee Assistance Program.

We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance, and serves to attract and retain employees.

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

We have a commitment to sustainable environmental practices and operations, diversity and inclusion, professional and leadership development, community involvement, and participation in and support of charitable causes. Our employee population is approximately 40% female and 33% minorities.  Additionally, women currently hold 40% and minorities hold 20% of our key leadership positions.  We continually strive to improve and created an Environmental, Social, and Governance (“ESG”) Committee made up of individuals from around the organization to focus on our employee population as well as our environmental and social stewardship.  We strive to provide our employees with a variety of resources and tools to promote training and development. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our current executive officers is as follows:

Name	Age	Position

Sandip Mukerjee	59	President and Chief Executive Officer

Sandip Mukerjee joined the Company as Chief Executive Officer in August of 2019.  Mr. Mukerjee served as President, Global Professional and Consulting Business, Nokia Software from 2016 to 2019. Before that, Mr. Mukerjee worked for Alcatel where he held the positions of Sr. Vice President, Wireless and Software Strategy from 2006 to 2010 and then President and General Manager, Advanced Communications from 2010 to 2013 and President & General Manager, IP Platforms for the Americas from 2013 to 2016.

Aric M. Spitulnik	50	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary, and in 2014 he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Thad W. Lowe	53	Senior Vice President, Chief Technology Officer and General Manager, Ventev

Thad Lowe joined Tessco in 2020 and currently holds a dual role as the General Manager of the Ventev business and Senior Vice President, Chief Technology Officer. Previously, Mr. Lowe held various leadership positions at Airspan Networks from 2017 to 2020, most recently as Head of Small Cell Solutions and Development and at Samsung Electronics America from 2015 to 2017, where he served in a variety of roles including Vice President of Technology Solutions & Support and Vice President of Engineering and Network Services.

Tammy S. Ridgley	50	Senior Vice President, Customer Success and Vendor Management

Tammy Ridgley joined Tessco in 1995. Ms. Ridgley is Senior Vice President, Customer Success and Vendor Management since 2022. Previously, she held several leadership positions in Sales, Program Management, and Product Management.

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

RISKS RELATING TO OUR BUSINESS

We have incurred net losses in each of the past four fiscal years, and we may not be able to achieve profitability, or do so in a timely manner.

We incurred consolidated net losses in each of the past four fiscal years, including net losses of $2.7 million and $8.7 million for fiscal years 2022 and 2021, respectively ($3.3 million and $14.3 million, respectively, from continuing operations).  During the past three years, we have taken steps to refresh our management team and board of directors, and we have made and expect to continue to make significant investments in the replacement of our information technology platform.   These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses.  While we believe we are making progress to improve our operating profitability, there can be no assurances that we will achieve profitability or that profitability will be achieved in a timely manner.

We face risks related to adverse global or national economic conditions or events (including health epidemics and trade wars and other outbreaks and events beyond our control) that could significantly disrupt our business and adversely affect our business, financial position and results of operations.

Our business, financial position, and results of operations, could be adversely affected by weak or unstable global or national economic conditions, including international trade protection measures and disputes, such as those between the United States and China, and public health issues or events, such as the COVID-19 pandemic discussed below. A significant portion of our product offerings, including a majority of our private label Ventev products and products we acquire from our suppliers, are manufactured in foreign countries, including China. Our ability to meet our customers' demands depends, in part, on our ability to obtain timely and adequate delivery of inventory from our suppliers. Weak or unstable global or national economic conditions could harm our suppliers’ businesses, contributing to product shortages or delays, supply chain disruptions, increased product costs and other adverse effects on their operations, which could hamper our ability or preclude us from obtaining timely and adequate delivery of inventory from our suppliers, as needed to support our business. In addition, many products produced for others in the industries we serve, and which our product offerings are intended to complement, are subject to many of the same risks and uncertainties as are ours, and perhaps others. If production or sales of those products are impacted by negative events, so will be the demand for our complementary products. Any of these events or occurrences could have a negative impact on our business, financial position, and results of operations.

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

We may also experience negative effects from future health epidemics or outbreaks or other world events or disasters, including wars and similar conflicts, beyond our control.  These events are impossible to forecast and difficult to mitigate. As a consequence, our operating results for a particular period may be more difficult to predict. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

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

We offer no assurance that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors, thereby reducing our revenues and gross margins. Furthermore, to remain competitive we may be forced to offer more credit or extended payment terms to our customers. This could increase our required capital, financing costs, and the amount of our bad debt expenses.

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

Because our standing arrangements and agreements with our customers and suppliers typically contain no purchase or sale obligations and are terminable by either party upon several months or otherwise relatively short notice, we are subject to significant risks associated with the loss or change at any time in the business habits and financial condition of key customers or suppliers. We have experienced the loss and changes in the business habits of key customer and supplier relationships in the past and may do so again in the future.

Sales of products purchased from our largest wireless infrastructure supplier generated approximately 29% of our revenues in fiscal year 2022, and sales of products purchased from our largest ten suppliers generated approximately 54% of fiscal year 2022 revenues. As is the case with many of our supplier and customer relationships, our contractual arrangements with these large suppliers are terminable by either party upon several months’ notice. If these contracts or our relationships with these suppliers terminate for any reason, or if any of our other significant supplier relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our suppliers are subject to many if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties, and we compete with others for their business. Accordingly, we are at a continual risk of loss of their business on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2022, our largest customer accounted for 7% of our revenues and our five largest customers together accounted for 26% of our revenues. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

Changes in customer or product mix could cause our gross margin to decline.

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

Our borrowing availability under our secured revolving credit facility is determined in part by a borrowing base and is limited to certain amounts of eligible accounts receivable and inventory.  If the value of these accounts receivable and product inventory were to decrease significantly, the amount available for borrowing under the facility would decrease and our ability to borrow under the facility could be significantly impacted. Borrowing under the facility is also conditioned upon compliance with financial and other covenants included in the revolving credit agreement and a related guaranty and security agreement. Among these is a covenant to maintain a fixed charge coverage ratio at any time during which the borrowing availability is otherwise less than $15.0 million, except for the period from January 5, 2022 to January 4, 2023, during which time there is no fixed charge covenant requirement. There are no assurances that we will be able to comply with all applicable covenants in these agreements, and in the event that we do not, our ability to borrow under our secured revolving credit facility could be limited or suspended or could terminate.

If we fail to meet our payment or other obligations under our secured revolving credit facility, our lenders could foreclose on, and acquire control of, a significant portion of our assets.

Indebtedness under our secured revolving credit facility is secured by continuing first priority security interests in our inventory, accounts receivable, and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and chattel paper relating to inventory and accounts, and to all proceeds of the foregoing.  If we fail to meet our payment or other obligations under our secured revolving credit facility, our lenders could foreclose on these assets, which would have a material adverse effect on our business, results of operations, and financial condition.

The telecommunications products marketplace is dynamic and challenging because of the continued introduction of new products and services.

We must constantly introduce new products, services, and product features to meet competitive pressures. We may be unable to timely change our existing merchandise sales mix in order to meet these competitive pressures, which may result in increased inventory costs, inventory write-offs, or loss of market share.

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

The failure of our information technology or telecommunication systems, or our inability to maintain or upgrade our information technology or telecommunication systems without incident or delay, or undue cost, could have a material adverse effect on our business, financial position, and results of operations.

We are highly dependent upon our internal information technology and telecommunication systems, many of which are proprietary, to operate our business. These systems support all aspects of our business operations, including means of internal and external communication, inventory and order management, shipping, receiving, and accounting. Most of our information technology systems contain a number of internally developed applications. In addition, all of these systems require continued maintenance and also require upgrading or replacement from time to time. There can be no assurance that these systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our systems, that we will be able to convert to new systems efficiently as and when necessary, or that we will be able to integrate new programs effectively with our existing programs, in each case without incident or delay, or undue cost.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of an implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The new ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs, and other difficulties. If we are unable to successfully design and implement, or determine not to implement, the new ERP system as planned, our financial position, results of operations, and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or at all, or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.

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

We depend heavily on e-commerce, and website security breaches or internet disruptions could have a material adverse effect on our business, financial position, and results of operations.

We rely on the internet (including Tessco.com®) for a significant percentage of our orders and information exchanges with our customers. The internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. There can be no assurances that our website will not experience any material breakdowns, disruptions or breaches in security. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, this could harm our relationship with our customers or suppliers. Disruption of our website or the internet in general could impair our order processing or more generally prevent our customers and suppliers from accessing information or placing orders. This could have an adverse effect on our business, financial position, and results of operations.

System security breaches or data protection breaches could adversely disrupt our business and harm our reputation, financial position, and results of operations.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition, we routinely process, store and transmit large amounts of data, including sensitive and personally identifiable information, including customer credit card data and other information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the costs and operational consequences of implementing further data protection measures could be significant. Such breaches, costs and consequences could adversely affect our business, results of operations or cash flows.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store, or transmit certain data regarding credit and debit cards, holders, and transactions.  From time to time we may not be fully or materially compliant with PCI DSS or other payment card operating rules.  Any failure to comply fully or materially with the PCI DSS now or at any point in the future may violate payment card association operating rules and the terms of our contracts with payment processors and merchant banks, and could subject us to fines, penalties, damages and civil liability, and could result in the loss of our ability to accept credit and debit card payments. Maintaining compliance with these regulations is costly and there is no guarantee that we will be successful or avoid fines, penalties, damages or civil liability, and even if successful, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

The inability to hire or retain certain key professionals, management and staff could adversely affect our business, financial condition and results of operations.

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  Some members of our senior management team are parties to employment contracts or arrangements with us that provide for, among other things, various severance payments or benefits upon termination of their employment under certain circumstances, including termination by the Company without “cause” or for “good reason”, and those contracts generally renew from year to year, except for the employment contract with Mr. Mukerjee, our CEO, which commenced in August 2019 and expires in March 2023. The loss of any of the members of our senior management team, could have an adverse effect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (“PSUs”), Restricted Stock Units (“RSUs”) and stock options. If performance targets associated with PSUs are not met, or the value of such awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation, such as stock options, otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs, RSUs, stock options and other equity instruments is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan through June 4, 2029, and only insofar as shares are available for awards thereunder.  As of March 27, 2022, there were 344,371 shares available for future awards. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations. In addition, an increase in the number of shares for future awards, under either current or future compensation or incentive plans or arrangements could lead to dilution of our other stockholders.

The damage or destruction of any of our principal distribution or administrative facilities could materially adversely impact our business, financial position and results of operations.

If either of our distribution centers in Hunt Valley, Maryland or Reno, Nevada, were to be significantly damaged or destroyed, we could suffer a loss of product inventory and our ability to conduct our business in the ordinary course could be materially and adversely affected. Similarly, if our office locations in Maryland or Nevada were to be significantly damaged or destroyed, our ability to conduct marketing, sales and other corporate activities in the ordinary course could be adversely affected.

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

While we believe that most competitors are experiencing similar supply chain delays, we also believe that we are taking adequate precautions to mitigate the impact of the current disruptions to the extent possible and reasonable. We have strategies and plans in place intended to manage disruptive events such as the current supply chain disruption and other disruptions, if and when they occur, including our global supply chain strategies. If we are unable, or find that it is not financially feasible, to effectively procure sufficient inventory on a timely basis to meet our customers’ demands, due to the potential impacts of such disruptive events on our supply chain, our financial position, results of operations and cash flows could be negatively impacted.

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

In assessing the recoverability of indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. As of March 27, 2022, we had $795,400 of indefinite-lived intangible assets, which represented approximately 0.4% of total assets.

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

In an effort to protect our intellectual property, including our product data, customer information and information technology systems, through trademark filings and nondisclosure, confidentiality and trade secret agreements, we typically require our employees, consultants and others having access to this information or our technology to execute confidentiality and non-disclosure agreements. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could adversely affect our business. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants and others have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our proprietary information or trade secrets could impair our competitive position and could have an adverse effect on our business, financial condition and results of operations. Others may obtain patent protection for technologies that are important to our business, and as a result, our business, financial position and results of operations may be adversely affected. In response to patents of others, we may need to license the rights to use the technology patented by others or in the event that a license cannot be obtained, design our systems around the patents of others. There can be no assurances as to our ability to obtain any such licenses or to design around the patents of others, and our inability to do so could have an adverse effect on our business, financial position, and results of operations.

We offer credit to our customers and, therefore, are subject to significant credit risk.

We sell our products to a large and diverse customer base. We finance a significant portion of such sales through trade credit, typically by providing 30-day payment terms. As a result, our business could be adversely affected in the event of a deterioration of the financial condition of our customers, resulting in the customers’ inability to pay us on a timely basis or at all. This risk may increase if there is a general economic downturn affecting a large number of our customers and in the event our customers do not adequately manage their business or properly disclose their financial condition. Also, several of our larger customers, including tier 1 Carrier customers, require greater than 30-day payment terms which could increase our credit risk and decrease our operating cash flow.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Since the onset of the weakness in the global economic environment due to the COVID-19 pandemic, certain of our suppliers, particularly those in Asia, have experienced financial difficulties and we believe it is possible that a limited number of suppliers may either cease operations or require increased prices in order to fulfill their obligations. Changes in our relationships with suppliers or increases in the costs of purchased raw materials, component parts or finished goods could result in delays, inefficiencies or our inability to market products. In addition, our profit margins would decrease if prices of purchased raw materials, component parts, or finished goods increase and we are unable to pass on those increases to our customers. The adoption or expansion of trade restrictions or the occurrence of trade wars could have a material adverse effect on our business, financial position and results of operation.

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

Our product offering includes a growing number of our own proprietary products, which represented approximately 9% of our sales in fiscal year 2022. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

A significant portion of our product offerings, including a majority of our Ventev® products and products we acquire from our suppliers, are manufactured in foreign countries, making the price and availability of these products susceptible to international trade risks and other international conditions.

A significant portion of our products are manufactured in foreign countries, including China.  The countries, specifically China, in which many of our products currently are manufactured or may be manufactured in the future are or could become subject to trade restrictions imposed by the U.S., including increased tariffs or quotas, embargoes and customs restrictions, which would increase the cost or could reduce the supply of products available to us, and could have a material adverse effect on our business, financial condition and results of operations. While we do not engage in any material business within either Ukraine or Russia, the ongoing conflict there could have far-reaching consequences in other countries that could affect our business.

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

Members of the U.S. Congress and certain regulatory agencies have raised concerns about American companies purchasing equipment and software from Chinese telecommunications companies, including concerns relating to alleged violations of intellectual property rights by Chinese companies and potential security risks posed by U.S. companies purchasing technical equipment and software from Chinese companies. In October 2012, the U.S. House of Representatives Permanent Select Committee on Intelligence issued a report asserting that network equipment manufactured by Chinese telecommunications companies poses a security threat to the United States and recommending the use of other network suppliers.  The report also recommended that Congress consider adopting legislation to address these and other purported risks. Any such legislative or regulatory requirement that restricts us from purchasing or utilizing equipment or software from Chinese or other foreign companies with which we do or seek to do business, any determination by foreign companies upon which we rely to cease doing business in the United States, any determination by any of our suppliers or customers not to do business with us on account of actual or perceived business relationships that we may have with these suspect Chinese or other foreign companies, or any determination that we otherwise make that it is either necessary or advantageous for us to cease doing business with such foreign companies, could limit our product offerings, result in increased costs of goods and have a material adverse effect on our financial condition and results of operations.

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

We may not be able to increase prices to fully offset inflationary pressures on costs, such as rising inventory, labor and distribution, and freight costs, which may impact our financial condition or results of operations.

As a distributor of over 47,000 products from over 300 manufacturers, the Company is subject to changes in inventory acquisition costs that the Company cannot control. Market variables, such as inflation of product costs, labor rates, and freight costs could increase, potentially causing the Company to be unable to manage its operating costs in a way that would enable it to leverage its revenue growth into higher net earnings. Our inability to pass on such cost increases to customers may adversely affect the Company’s gross profit and net income. Higher product prices may result in lower sales volumes and customers may seek alternative suppliers for their products.

Risks Related to our Exit from the Retail Business

Our long-term business prospects will depend on the success of each of our Carrier and Commercial businesses.

As a result of our exit from the Retail business, our Carrier and Commercial businesses are our sole remaining cash-generating businesses, and our overall business has become less diverse. Our long-term business prospects will, therefore, be dependent almost entirely on the success of our Carrier and Commercial businesses and any other businesses that we pursue.

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

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 55% of our outstanding common stock as of March 27, 2022. Robert B. Barnhill, Jr., the Company’s founder and past CEO and Chairman, beneficially owned approximately 18% of our outstanding common stock as of March 27, 2022. Lakeview Investment & Trading Group, LLC (“Lakeview”) beneficially owned approximately 15% of our outstanding common stock as of March 27, 2022. These shareholders, and particularly if they decide to act together, have or would have the ability to significantly influence our business and activities, including the election of our directors and any significant corporate transaction requiring shareholder approval. Mr. Barnhill and Lakeview have each sought to exert influence on our business operations and Board of Directors in the past, and we expect that each will or may continue to do so.

Our business could be negatively impacted as a result of any future activism activities by Robert B. Barnhill, Jr., Lakeview Investment & Trading Group LLC and other activist investors.

As noted above, Mr. Robert B. Barnhill Jr. holds approximately 18% of our outstanding common stock and Lakeview holds approximately 15% of our outstanding common stock, and each have sought to exert influence on our business operations and Board of Directors, and we expect that each will or may continue to do so.

Most recently, Lakeview has publicly advocated for the sale of the Company, and as detailed in a Schedule 13-D publicly filed Lakeview with the SEC on February 22, 2022, has indicated, among other things, that it intends to nominate four individuals identified by it for election to our Board of Directors at our 2022 Annual Meeting of Shareholders. If Lakeview is successful in having these individuals elected, these individuals would likely replace four of our then current directors and result in a change in a majority of the members of our six-member Board of Directors. This could result in the occurrence of a “change in control” or similar event under the terms of various plans, documents and agreements to which we are a party or by which we are bound, and this alone or with or upon the occurrence of other events, could have a material adverse effect on our business and financial condition.

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

The Consent Solicitation and the Company’s response to it resulted in significant distraction for management and significant costs to the Company.  Continued pursuit or further activities by Lakeview or Mr. Barnhill, or by other activist shareholders, could result in yet additional distractions and costs and could lead to a materially adverse impact on our business or operating results.

Our quarterly financial results may fluctuate, which could lead to volatility in our stock price.

Our revenues and operating results have fluctuated from quarter to quarter in the past and may continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenues and operating results could negatively affect the trading price of our stock. Most of our operating expenses, such as compensation expenses, generally do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore such a sales shortfall would have a disproportionate effect on our net income for the quarter. Therefore, our revenues and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

Without approval of our Board of Directors, it may be difficult for a third party to acquire control of the Company. This could affect the price of our common stock.

Certain provisions of our certificate of incorporation and bylaws, including advance notice bylaws, and applicable provisions of the Delaware General Corporation Law (“DGCL”) may each make it more difficult for or may prevent a third party from acquiring control of us or changing our Board of Directors and management. We are afforded the protections of Section 203 of the DGCL, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board of Director or shareholder approval were obtained. Some believe that the provisions described above, as well as any resulting delay or prevention of a change of control transaction or changes in our Board of Directors or management, could deter potential acquirers or prevent the completion of a transaction in which our shareholders could receive a substantial premium over the then current market price for their shares. We, on the other hand, believe that these provisions serve to protect our shareholders against abusive takeover tactics, to preserve and maximize the value of the Company for all shareholders, and to better ensure that each shareholder will be treated fairly in the event of an unsolicited offer to acquire the Company.

Potential uncertainty resulting from acquisition proposals and related matters may adversely affect our business.

In the past we have received, and in the future, we may receive proposals to acquire our company or our assets. As part of its regular activities, our Board considers and responds to such proposals on an occasional or regular basis, as the circumstances suggest, although public disclosure of such discussions may not be warranted or occur unless and until, if ever, circumstances dictate. The review and consideration of acquisition proposals and related matters could be expensive and require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and suppliers. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and suppliers to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (“GLC”), is located in a Company-owned 184,000 square-foot facility north of Baltimore City, in Hunt Valley, Maryland.

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium, Maryland. The monthly rent payments range from $205,100 to $220,800 throughout the remaining lease term, which expires on December 31, 2025.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $41,800 to $43,000 throughout the remaining lease term, which expires on July 31, 2023, subject to our annual option to terminate.

West coast sales and fulfillment are facilitated by our Company-subsidiary owned 115,000 square-foot Americas Sales & Logistics Center (ALC) located in Reno, Nevada. The ALC is used to configure and fulfill product and supply chain solutions, provide disaster backup for the GLC, and allow for future growth of staffing and increased fulfillment capabilities.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been publicly traded since September 28, 1994, and is now traded on the Nasdaq Global Market, under the symbol "TESS."

As of May 12, 2022, the number of shareholders of record of the Company was 152. We estimate that the number of beneficial owners as of that date was approximately 2,892.

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

We also withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock, and exercised stock options. For fiscal years 2022 and 2021, the total value of shares withheld for taxes were $66,400 and $121,500, respectively.

The secured Revolving Credit Facility restricts our ability to pay dividends and to repurchase our shares.  Assuming that no default exists, we may redeem or repurchase up to $2,000,000 of our shares in any 12 consecutive month period in connection with the payment or satisfaction of tax withholding obligations of participants under our equity compensation plans.  We may pay dividends or effect redemptions provided that no default exists or will exist after giving effect to the dividend or repurchase, and the average Excess Availability is not less than $20,000,000 during the immediately preceding thirty-day period and after giving effect to the dividend or repurchase on a pro forma basis, and for each day of the thirty-day period not less than $13,280,000.  Excess Availability is generally defined as Availability minus the aggregate amount of trade payables aged in excess of historical levels and all book overdrafts in excess of historical practices. At March 27, 2022 we had the ability to withhold or repurchase $2 million in additional shares of our common stock during fiscal 2022, without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2022 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on March 26, 2017 in each of the Company’s common stock, the Russell 2000 Index and a peer group for the period of March 27, 2016 to March 27, 2022. The graph assumes that all dividends, if any, were reinvested.

	3/26/2017	4/1/2018	3/31/2019	3/29/2020	3/28/2021	3/27/2022
TESSCO Technologies Incorporated	$100.00	$162.47	$114.49	$43.33	$57.73	$45.19
Russell 2000	100.00	114.45	116.79	87.10	172.99	163.51
Peer Group (1)	100.00	118.86	128.46	105.95	173.71	222.27

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

Item 6. [Reserved]

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, “Item 1: Business”

and Part II, “Item 8: Financial Statements and Supplementary Data”. The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing, including Part I, “Item 1A: Risk Factors.” Our actual results may differ materially from those described in any such forward-looking statement.

Business Overview and Environment

TESSCO Technologies Incorporated (“Tessco”, “we”, “our”, “us”, or the “Company”) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in over 50 countries, approximately 98% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland and Reno, Nevada.

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

As a result of changes in the Company’s management structure during fiscal 2022, we now operate as two reportable segments: Carrier and Commercial, for which we provide certain information. Carrier is generally comprised of customers responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers and Commercial includes value-added resellers, the government channel and private system operator markets. The Company previously operated as one segment in fiscal 2021 and identified a change to our reportable segments in the fourth quarter of fiscal 2022 as a result of changes in organizational structure.

We offer a wide range of products that are classified into three categories: base station infrastructure; network systems; and installation, test, and maintenance. Base station infrastructure products are used to build, repair and upgrade wireless broadband systems. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and internet networks. In this category, we have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test, and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell directly to end users. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offering, our information technology system, our large customer base and our purchasing relationships with more than 300 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Continuing Operations

The following tables summarize the results of our continuing operations for fiscal years 2022, 2021 and 2020:

(Dollars in thousands, except per share data)			2021 to 2022			2020 to 2021
	2022	2021	$ Change	% Change	2020	$ Change	% Change
Revenues
Carrier	$180,740	$149,825	$30,915	20.6%	$156,395	$(6,570)	(4.2)%
Commercial	236,805	223,516	13,289	5.9%	252,619	(29,103)	(11.5)%
Total Revenues	$417,545	$373,341	$44,204	11.8%	$409,014	$(35,673)	(8.7)%

			2021 to 2022			2020 to 2021
	2022	2021	$ Change	% Change	2020	$ Change	% Change
Gross Profit
Carrier	$20,985	$16,585	$4,400	26.5%	$18,699	$(2,114)	(11.3)%
Commercial	57,052	51,131	5,921	11.6%	60,943	(9,812)	(16.1)%
Total Gross Profit	78,037	67,716	10,321	15.2%	79,642	(11,926)	(15.0)%

Selling, general and administrative expenses	81,543	85,507	(3,964)	(4.6)%	92,005	(6,498)	(7.1)%
Goodwill impairment	—	—	—	—%	9,109	(9,109)	100.0%
Restructuring Charge	—	—	—	—%	488	(488)	100.0%
Operating loss	(3,507)	(17,791)	14,284	(80.3)%	(21,960)	4,168	(19.0)%
Interest, net	877	426	450	105.5%	1,116	(691)	(61.9)%
Loss from continuing operations before provision for income taxes	(4,383)	(18,218)	13,836	(75.9)%	(23,076)	4,858	(21.1)%
Benefit from income taxes	(1,071)	(3,845)	2,773	(72.1)%	(7,475)	3,630	(48.6)%
Net loss from continuing operations	$(3,312)	$(14,373)	$11,061	(77.0)%	$(15,601)	$1,228	(7.9)%
Diluted loss per share from continuing operations	$(0.37)	$(1.65)	$1.28	(77.6)%	$(1.83)	$0.18	(9.7)%

Fiscal Year 2022 Compared to Fiscal Year 2021

As noted above, we exited our Retail business during fiscal year 2021 and now report activity from that Retail business as discontinued operations. The analysis below reflects activity and results from continuing operations only. Please refer to our Form 10-K for the fiscal year ended March 28, 2021 for a discussion of fiscal year ended March 29, 2020.

Revenues. Revenue for fiscal year 2022 increased by 11.8% as compared to fiscal year 2021. Revenues in our Carrier and Commercial segments increased by 20.6% and 5.9%, respectively. The increases in both segments were driven by higher sales volumes and improving macro-economic trends as the impact of the COVID-19 pandemic on our business lessened to some extent. Revenues have also increased due to rising product costs from our suppliers, which are largely passed on to our customers.

Cost of Goods Sold. Cost of goods sold for fiscal year 2022 increased by 11.1% as compared to fiscal year 2021. Cost of goods sold in our Carrier and Commercial segments increased by 19.9% and 4.3%, respectively. The increases were primarily due to increases in related revenues in both segments and the increases in cost of goods sold was lower than the increases in revenues, leading to improved gross margins and gross profit, as further discussed below.

Gross Profit. Gross profit increased by 15.2% in fiscal year 2022 as compared to fiscal year 2021. This compares to an increase in revenues of 11.8% in fiscal year 2022 as compared to fiscal year 2021. Gross profit margin in our Carrier and Commercial segments increased from 11.1% to 11.6% and from 22.9% to 24.1%, respectively. The increase in the Carrier segment was primarily due to a more favorable customer mix, while the margin growth in the Commercial segment was primarily a result of higher sales of Ventev® products and customer mix. As a result, overall gross profit margin increased from 18.1% in fiscal year 2021 to 18.7% in fiscal year 2022. Gross margins in both segments were also impacted by increased charges to our customers for Performance Delivery Guarantee (“PDG”) to offset increasing freight-out costs driven by global supply chain issues. Freight-out is included in Selling, general and administrative expenses in our Consolidated Statements of Income (Loss).

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

We account for inventory at the lower of cost or net realizable value and, as a result, write-offs/write-downs occur due to damage, deterioration, obsolescence, changes in prices, and other causes. These expenses were 2% or less of overall purchases for each of the last three fiscal years.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses decreased 4.6% during fiscal year 2022 as compared to fiscal year 2021. Total selling, general and administrative expenses as a percentage of revenues decreased from 22.9% in fiscal year 2021 to 19.5% in fiscal year 2022. The following are descriptions of changes in significant components of selling, general, administrative expenses.

●	Compensation and benefits expenses decreased by $1.3 million in fiscal year 2022 as compared to fiscal year 2021, mainly due to a reduction in employee headcount.
●	Corporate support expenses decreased by $2.7 million in fiscal year 2022 as compared to fiscal year 2021, primarily attributable to $2.6 million of nonrecurring costs, net of insurance recoveries in fiscal 2021, related to a consent solicitation.

●	Information Technology expenses decreased $2.5 million in fiscal year 2022 as compared to fiscal year 2021, primarily attributable to a $1.4 million decrease in depreciation expenses related to assets that became fully depreciated in fiscal 2021, as well as a $1.2 million decrease in general information technology costs.
●	Outbound freight expenses increased by $3.2 million in fiscal 2022 as compared to fiscal 2021, primarily attributable to the increase in revenues year-over-year and higher third-party freight carrier costs as a result of significantly higher inflationary impacts in fiscal 2022 attributable to global supply chain issues. As mentioned above, these higher freight expenses are largely passed on to customers through PDG charges.

Interest, Net. Net interest expense increased from $0.6 million in fiscal year 2021 to $0.9 million in fiscal year 2022. The increase is primarily related to a higher average amount outstanding on our 2020 Revolving Credit Facility. Refer to Note 6 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The Company reported an income tax benefit of $1.1 million in fiscal year 2022, which primarily related to a change in the tax accounting method for computer software development costs, which was adopted during the third quarter of fiscal 2022 and reflected on the fiscal 2021 federal tax return. As a result of the change, the Company expects to receive an additional tax refund for fiscal 2021 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Including the impact of this change, the total benefit from income taxes for fiscal 2022 was $1.1 million compared to a benefit of $3.8 million for fiscal 2021. The higher tax benefit in fiscal 2021 is attributable to tax rules introduced by the CARES Act, which allowed the Company to carry back certain net operating losses up to five years. Net loss of $3.3 million improved significantly from the net loss of $14.4 million in fiscal 2021, which is attributable to higher revenues and lower operating expenses in fiscal 2022 as compared to fiscal 2021. Diluted loss per share was ($0.37) for fiscal 2022 as compared to ($1.65) for fiscal 2021.

Liquidity and Capital Resources

In summary, our cash flows were as follows (includes both continuing and discontinued operations):

	Fiscal Year
	2022	2021	2020
Cash flow provided by (used in) operating activities	$(2,495,800)	$(684,200)	$908,200
Cash flow provided by (used in) investing activities	(9,500,800)	(2,654,400)	(6,845,700)
Cash flow provided by (used in) financing activities	12,640,600	4,398,600	5,957,200
Net increase (decrease) in cash and cash equivalents	$644,000	$1,060,000	$19,700

We used $2.5 million of net cash from operating activities during fiscal year 2022. This outflow was primarily driven by an increase in accounts receivable and inventory, partially offset by an increase in accounts payable and a decrease in income taxes receivable.

We used $0.7 million of net cash from operating activities during fiscal year 2021. This outflow was driven by net loss (net of depreciation and amortization, gain on the retail sale, and non-cash stock compensation expense), and a decrease in accounts payable partially offset by the decreases in accounts receivable and inventory. A decrease in deferred income tax assets was offset by an increase in income taxes receivable. Accounts receivable, inventory, and accounts payable decreased due to our exit of the Retail business during the third quarter of fiscal 2021.

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

Capital expenditures of $9.5 million in fiscal year 2022 decreased from $11.9 million in fiscal year 2021 and increased from $6.8 million in fiscal year 2020. Fiscal year 2022, 2021 and 2020 capital expenditures were largely comprised of investments in information technology of $9.5 million, $11.4 million, and $6.8 million, respectively, primarily related to the anticipated replacement of our legacy ERP system with a modern SAP ERP system.  In fiscal year 2021, we generated $9.2 million in cash proceeds related to the sale of certain retail assets to Voice Comm.

Cash flows generated from financing activities in fiscal year 2022 were primarily related to net borrowings of $6.3 million from our line of credit and $6.5 million in proceeds from the Company’s mortgage on its Reno, NV facility. Cash flows generated from financing in fiscal year 2021 and 2020 were primarily related to borrowings from our line of credit. During the fourth quarter of fiscal year 2020, the Board of Directors decreased the cash dividend from $0.20 to $0.02 in order to reallocate resources to increase investment in the technology and talent to accelerate the Company’s long-term growth.

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. The Credit Agreement, as amended, provides for a senior secured asset based revolving credit facility of up to $80 million (the “Revolving Credit Facility”), which matures on April 29, 2024. As of March 27, 2022, borrowings under the secured Revolving Credit Facility totaled $36.9 million; therefore, we then had $43.1 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement discussed in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Borrowings under the Credit Agreement accrue interest at the rates, and the Company is required to pay a monthly commitment fee, as also discussed in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

At the end of fiscal year 2022, we were in compliance with all required financial covenants applicable under our revolving credit facility with Wells Fargo Bank.

On December 30, 2021, TESSCO Reno Holding LLC (“Reno Holding”), an indirect wholly owned subsidiary and now owner of the Company‘s approximately 115,000 square foot operating facility located in Reno, Nevada (the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company. The indebtedness is evidenced by a Real Estate Note of Reno Holding that provides for monthly payments of $47,858, bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. See Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion related to the Note.

Working capital (current assets less current liabilities) decreased to $64.5 million as of March 27, 2022 as compared to $67.8 million as of March 28, 2021. Shareholders' equity was $75.9 million as of March 27, 2022, and $76.8 million as of March 28, 2021.

We believe that our existing cash, payments from customers, pending tax refunds and availability under our revolving credit facility (including any amendment or replacement thereof), or if needed, financing we believe would be available to us from other sources, will be sufficient to support our operations for at least the next twelve months. We expect to meet short-term liquidity needs through cash on our balance sheet and operating cash flow, supplemented by our revolving credit facility; and we expect to meet long-term liquidity needs through these same resources. If we were to undertake an acquisition or other major capital expenditures that require funds in excess of our existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. There can be no assurances that such additional future sources of funding, either to fund an acquisition or major capital expenditures, or to support our cash flow needs in the event of the termination of our existing revolving credit facility before it can be replaced with an asset-based facility, would be available on terms acceptable to us, if at all.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a possible downturn in the global economy, caused in part by the COVID-19 pandemic among other factors. Anticipated capital expenditures, including amounts incurred but not yet paid in fiscal year 2022, for fiscal year 2023 are expected to range from $10 million to $15 million.

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

In accordance with the SEC staff Financial Reporting Manual and in conjunction with the filing of this fiscal 2022 Form 10-K, we elected not to recast the selected financial data for fiscal year 2018 for the sale of our Retail business that occurred in fiscal 2021 as discontinued operations. As such, the below selected financial data for fiscal year 2018 includes the results of the since divested Retail segment, while fiscal years 2022, 2021, 2020, and 2019 exclude that Retail activity.

	Fiscal Years Ended
	March 27, 2022	March 28, 2021	March 29, 2020	March 31, 2019	April 1, 2018

Net income (loss) from continuing operations	$(3,312,100)	$(14,373,300)	$(15,601,400)	$(8,882,300)	$5,195,400
Add:
(Benefit from) provision for income taxes	(1,071,300)	(3,844,500)	(7,474,800)	(2,913,800)	2,277,200
Interest, net	876,900	426,300	1,116,300	853,800	429,100
Depreciation and amortization	2,484,900	3,744,500	4,026,100	3,618,900	3,992,600
EBITDA	(1,021,600)	(14,047,000)	(17,933,800)	(7,323,400)	11,894,300
Add:
Stock-based compensation	1,338,900	1,211,000	1,174,600	1,244,000	1,002,100
Goodwill impairment	—	—	9,108,600	—	—
Adjusted EBITDA	$317,300	$(12,836,000)	$(7,650,600)	$(6,079,400)	$12,896,400

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 27, 2022:

	Payment Due by Fiscal Year
		1 Year			More Than
	Total	Or Less	Years 2-3	Years 4-5	5 Years

Revolving credit facility (1)	$40,361,600	$1,104,400	$2,208,800	$37,048,400	$—
Lease obligations	10,587,200	3,076,200	5,440,400	2,070,600	—
Current and long-term debt	8,518,700	574,300	1,148,600	1,148,600	5,647,200
Other long-term liabilities (2)	917,900	63,300	126,600	126,600	601,400
Total contractual cash obligations	$60,385,400	$4,818,200	$8,924,400	$40,394,200	$6,248,600

(1)	We are subject to a variable interest rate on the outstanding balance on our revolving credit facility and a 0.25% fee on the unused portion of our revolving credit facility. This balance includes projected variable interest payments based on there being no movement on the line from what was outstanding at March 27, 2022, with the variable payments based on a static rate of 2.7% on the outstanding balance and 0.25% related to the unused commitment fee.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our results of operations:

Revenue Recognition. We account for revenue in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers. We recognize revenue when control of promised goods is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods.

In most cases, shipments are made using Freight on Board (“FOB”) shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material price concessions provided to customers, future discounts provided by the Company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions where collectability is reasonably assured. The Company recognizes revenues net of sales tax.

We recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  The potential for customer returns are considered a component of variable consideration under ASC 606 and it is therefore considered when estimating the transaction price for a sale.  We use the most likely amount method to determine the amount of expected returns.  The amount of expected returns is recognized as a refund liability, representing the obligation to return the customer’s consideration.  The return asset is measured at the former carrying amount of the inventory, less any expected costs to recover the goods. Customers may have volume incentive rebate agreements, which are earned based on total purchases during a defined period. These rebates are included in the transaction price as a reduction to revenue at the time of the sale.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether an obligation exists between the other parties and our customer. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction, and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 1% of our total revenues for fiscal year 2022).

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

Inventory Reserves. We establish inventory reserves for excess and obsolete inventory. We regularly review inventory to evaluate continued demand and identify any obsolete or excess quantities of inventory. We record a provision for the difference between the carrying value of excess and obsolete inventory and its estimated net realizable value. Estimated net realizable value is based on anticipated future product demand, market conditions and liquidation values. Actual results differing from these projections could have a material effect on our results of operations.

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

We account for income taxes under ASC 740, Income Taxes, to account for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-Based Compensation. We record stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We account for forfeitures as they occur rather than estimate expected forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting to be amortized by an accelerated method rather than the straight-line method.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those described in Part I, Item IA “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the continuing impact of the COVID-19 pandemic on our business, operations, revenues, profits, customers or suppliers;
●	our ability to sustain or grow our customer base and market share;
●	our ability to sustain and grow our supplier relationships;
●	our expectations regarding the size and growth in markets;
●	the needs and demands of our customers and the production capacity of our suppliers;
●	trends in the wireless communications industry, our competitors and competing business models;
●	the execution of our business plans and strategies;
●	our ability to benefit from the disposition of our Retail business, including royalty revenues;
●	our ability to benefit from our Commercial and Carrier segments;
●	our liquidity and working capital requirements and ability to access capital;
●	our ability to secure, maintain and upgrade our information technology, telecommunications and e-commerce systems;
●	our ability to anticipate and navigate existing and changes in laws or regulations, including tariffs and trade restrictions, applicable to our business;
●	our ability to pass on cost increases from manufacturers to our customers;
●	our ability to enter into and perform contracts and to realize anticipated revenues or anticipated savings; and
●	our expectations regarding future revenues, expenses and profitability, and financial results generally.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are exposed to an immaterial level of market risk from changes in interest rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. Based on March 27, 2022 borrowing levels, a 1.0% increase or decrease in current market interest rates would not have a material effect on our Consolidated Statements of Income (Loss).

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 27,	March 28,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,754,000	$1,110,000
Trade accounts receivable, net	75,546,300	70,045,700
Product inventory, net	55,945,300	53,060,000
Income taxes receivable	4,293,400	10,432,500
Prepaid expenses and other current assets	2,961,700	3,980,900
Current portion of assets held for sale	—	1,196,900
Total current assets	140,500,700	139,826,000

Property and equipment, net	10,835,900	12,571,600
Intangible assets, net	30,595,600	19,136,500
Income taxes receivable, non-current	3,118,600	—
Lease asset - right of use	8,910,400	11,285,800
Other long-term assets	8,552,100	6,258,000
Total assets	$202,513,300	$189,077,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$65,254,900	$59,415,600
Payroll, benefits and taxes	5,230,500	6,279,800
Income and sales tax liabilities	1,188,100	803,900
Accrued expenses and other current liabilities	1,455,500	2,912,300
Lease liability, current	2,566,300	2,573,500
Current portion of long-term debt	340,300	—
Total current liabilities	76,035,600	71,985,100

Deferred tax liabilities, net	145,600	26,500
Revolving line of credit	36,914,600	30,583,200
Non-current lease liability	6,586,200	8,923,500
Long-term debt	6,155,000	—
Other non-current liabilities	753,200	809,400
Total liabilities	126,590,200	112,327,700

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 9,013,449 shares issued and 8,994,249 shares outstanding as of March 27, 2022, and 8,844,083 shares issued and 8,833,833 shares outstanding as of March 28, 2021	105,900	104,200
Additional paid-in capital	69,166,100	67,227,700
Treasury stock, at cost, 19,200 shares as of March 27, 2022 and 10,250 shares as of March 28, 2021	(129,200)	(62,800)
Retained earnings	6,780,300	9,481,100
Total shareholders’ equity	75,923,100	76,750,200
Total liabilities and shareholders’ equity	$202,513,300	$189,077,900

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

	Fiscal Years Ended
	March 27, 2022	March 28, 2021	March 29, 2020

Revenues	$417,544,800	$373,340,700	$409,014,400
Cost of goods sold	339,507,900	305,625,100	329,372,500
Gross profit	78,036,900	67,715,600	79,641,900
Selling, general and administrative expenses	81,543,400	85,507,100	92,005,200
Goodwill impairment	—	—	9,108,600
Restructuring charge	—	—	488,000
Operating income (loss)	(3,506,500)	(17,791,500)	(21,959,900)
Interest expense, net	876,900	426,300	1,116,300
Income (loss) from continuing operations before income taxes	(4,383,400)	(18,217,800)	(23,076,200)
Provision for (benefit from) income taxes	(1,071,300)	(3,844,500)	(7,474,800)
Net income (loss) from continuing operations	(3,312,100)	(14,373,300)	(15,601,400)
Income (loss) from discontinued operations, net of taxes	611,300	5,630,400	(5,967,500)
Net income (loss)	$(2,700,800)	$(8,742,900)	$(21,568,900)
Basic (loss) income per share
Continuing operations	$(0.37)	$(1.65)	$(1.83)
Discontinued operations	$0.07	$0.65	$(0.70)
Consolidated operations	$(0.30)	$(1.01)	$(2.53)
Diluted (loss) income per share
Continuing operations	$(0.37)	$(1.65)	$(1.83)
Discontinued operations	$0.07	$0.65	$(0.70)
Consolidated operations	$(0.30)	$(1.01)	$(2.53)
Basic weighted-average common shares outstanding	8,927,837	8,697,369	8,526,965
Effect of dilutive options and other equity instruments	—	—	—
Diluted weighted-average common shares outstanding	8,927,837	8,697,369	8,526,965

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 31, 2019	8,468,529	$99,800	$62,666,400	$(57,614,100)	$103,635,100	$108,787,200
Proceeds from issuance of stock	72,430	700	797,300	—	—	798,000
Treasury stock purchases	(55,321)	—	—	(882,100)	—	(882,100)
Non-cash stock compensation expense	43,786	400	1,174,200	—	—	1,174,600
Exercise of stock options	48,125	500	680,600	—	—	681,100
Cash dividends paid	—	—	—	—	(5,287,200)	(5,287,200)
Net income (loss)	—	—	—	—	(21,568,900)	(21,568,900)
Balance at March 29, 2020	8,577,549	101,400	65,318,500	(58,496,200)	76,779,000	83,702,700
Proceeds from issuance of stock	130,907	1,300	699,700	—	—	701,000
Treasury stock purchases	(23,031)	—	—	(121,600)	—	(121,600)
Non-cash stock compensation expense	148,408	1,500	1,209,500	—	—	1,211,000
Retirement of treasury stock	—	—	—	58,555,000	(58,555,000)	—
Net income (loss)	—	—	—	—	(8,742,900)	(8,742,900)
Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Issuance of common stock for 401k match	67,556	700	432,100	—	—	432,800
Proceeds from issuance of stock	30,169	300	157,200	—	—	157,500
Treasury stock purchases	(8,950)	—	—	(66,400)	—	(66,400)
Non-cash stock compensation expense	69,141	700	1,338,200	—	—	1,338,900
Exercise of stock options	2,500	—	10,900	—	—	10,900
Net income (loss)	—	—	—	—	(2,700,800)	(2,700,800)
Balance at March 27, 2022	8,994,249	$105,900	$69,166,100	$(129,200)	$6,780,300	$75,923,100

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	March 27, 2022	March 28, 2021	March 29, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,700,800)	$(8,742,900)	$(21,568,900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,484,900	3,744,500	4,026,100
Goodwill impairment	—	—	11,677,700
Gain on sale of discontinued operations	—	(3,020,800)	—
Non-cash stock-based compensation expense	1,338,900	1,211,000	1,174,600
Deferred income taxes	119,100	3,032,500	(2,977,200)
Change in trade accounts receivable	(5,500,600)	12,676,000	11,097,800
Change in product inventory	(1,688,400)	9,279,900	2,697,400
Change in prepaid expenses and other current assets	1,294,200	2,678,200	92,400
Change in income taxes receivable	3,020,500	(4,685,800)	(6,237,100)
Change in other assets and other liabilities	(1,731,000)	(3,304,200)	(251,400)
Change in trade accounts payable	2,514,700	(15,197,600)	905,300
Change in payroll, benefits and taxes	(1,049,300)	2,021,500	(1,671,200)
Change in sales tax liabilities	384,200	353,100	(298,200)
Change in accrued expenses and other current liabilities	(982,200)	(729,600)	2,240,900
Net cash provided by (used in) operating activities	(2,495,800)	(684,200)	908,200

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,500,800)	(11,855,900)	(6,845,700)
Proceeds from sale of discontinued operations	—	9,201,500	—
Net cash provided by (used in) investing activities	(9,500,800)	(2,654,400)	(6,845,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) from revolving line of credit short term	—	(25,565,300)	11,185,800
Borrowings from revolving line of credit long term	266,634,400	137,868,500	—
Repayments to revolving line of credit long term	(260,303,000)	(107,283,900)	—
Payments of debt issuance costs	(224,100)	(698,300)	—
Payments on long term debt	(57,800)	—	(2,300)
Proceeds from debt issuance	6,500,000	—	—
Proceeds from issuance of stock	157,500	199,200	262,400
Proceeds from exercise of stock options	—	—	680,600
Cash dividends paid	—	—	(5,287,200)
Purchase of treasury stock and repurchase of stock from employees and directors for minimum tax withholdings	(66,400)	(121,600)	(882,100)
Net cash provided by (used in) financing activities	12,640,600	4,398,600	5,957,200

Net increase (decrease) in cash and cash equivalents	644,000	1,060,000	19,700

CASH AND CASH EQUIVALENTS, beginning of period	1,110,000	50,000	30,300

CASH AND CASH EQUIVALENTS, end of period	$1,754,000	$1,110,000	$50,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Capital expenditures included in accounts payable	4,494,900	1,170,300	2,492,500
Right-of-use asset acquired in exchange for lease liability	247,400	—	—

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

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal years ended March 27, 2022, March 28, 2021 and March 29, 2020 each contained 52 weeks.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentations, including the Change in income taxes receivables on the Company’s Consolidated Statements of Cash Flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends and current economic conditions. Actual collection experience has not varied significantly from estimates, due primarily to consistent credit policies, collection experience, as well as the Company’s stability as it relates to its current customer base. Typical payments from a large majority of commercial customers are due 30 days from the date of the invoice. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized by our customers. At March 27, 2022 and March 28, 2021, the allowance for doubtful accounts related to customers in continuing operations was $1,057,800 and $1,584,200, respectively.

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the carrying value of inventory and the estimated net realizable value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of supplier terms surrounding price protection and product returns), and assumptions about future demand. At March 27, 2022 and March 28, 2021, the Company had a reserve for excess and obsolete inventory of $4,567,700 and $3,359,000, respectively. The increase in the reserve is primarily related to an increase in excess inventory levels.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges of long-lived assets in fiscal years 2022, 2021, or 2020.

Indefinite-Lived Intangible Assets

The indefinite-lived intangible asset impairment test involves an initial qualitative analysis to determine if it is more likely than not that an intangible asset’s fair value is less than its carrying amount. If qualitative factors suggest a possible impairment, the Company then determines the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. We measure the fair value of our indefinite-lived intangible asset using the “relief from royalty” method. Significant estimates in this approach include projected revenues and royalty and discount rates. The estimates of discounted cash flows will likely change over time as impairment tests are performed.

Based on the Company’s quantitative impairment tests performed, the Company recognized an $11.7 million impairment loss on goodwill in fiscal year 2020, of which $9.1 million related to continuing operations and $2.6 million related to discontinued operations. The Company did not recognize an impairment loss on goodwill or other indefinite-lived intangible assets in fiscal years 2022 or 2021.

The methods of assessing fair value for indefinite-lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Other Long-Term Assets

Other long-term assets consist of capitalized implementation costs of hosting arrangements, cash surrender value of life insurance policies related to a Supplemental Executive Retirement Plan (see Note 14), and deferred debt financing costs. Capitalized implementation costs of hosting arrangements that are accounted for as service contracts, which relate to our SAP ERP implementation, were $5.7 million and $3.1 million as of March 27, 2022 and March 28, 2021, respectively.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We recognize revenue when control of promised goods is transferred to the customer. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for transferring the goods.

In most cases, shipments are made using freight on board (“FOB”) shipping terms. FOB destination terms are used for a portion of sales, and revenue for these sales is recorded when the product is received by the customer. Prices are always fixed at the time of sale. Historically, there have not been any material concessions provided to or by customers, future discounts provided by the Company, or other incentives subsequent to a sale. The Company sells under normal commercial terms and, therefore, only records sales on transactions at the estimated transaction price. The Company recognizes revenues net of sales tax. Customers typically have 30 day payment terms and there are no contracts with a significant financing component.

We recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  The potential for customer returns are considered a component of variable consideration under ASC 606 and it is therefore considered when estimating the transaction price for a sale.  We use the most likely amount method to determine the amount of expected returns.  The amount of expected returns is recognized as a refund liability, representing the obligation to return the customer’s consideration.  The return asset is measured at the former carrying amount of the inventory, less any expected costs to recover the goods, which is included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. Customers may have volume incentive rebate agreements, which are earned based on total purchases during a defined period. These rebates are included in the transaction price as a reduction to revenue at the time of the sale.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with ASC 606, the Company looks at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether obligations exists between the other parties and our customer. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 1% of total revenues for fiscal year 2022).

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. Warranty expense was immaterial for fiscal years 2022, 2021, and 2020.

Supplier Programs

Funds received from suppliers for product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC 705-20, Cost of Sales and Services - Accounting for Consideration Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss) and totaled $13,249,600 $10,036,100, and $10,222,800 for fiscal years 2022, 2021, and 2020, respectively.

Stock Compensation Awards

The Company records stock compensation expense for awards in accordance with ASC 718, Compensation – Stock Compensation. The Company accounts for forfeitures as they occur rather than estimate expected forfeitures. The standard also requires stock awards granted or modified after the adoption of the standard that include both performance conditions and graded vesting based on service to the Company to be amortized by an accelerated method rather than the straight-line method.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities arise from differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. Deferred tax balances are determined by using the enacted tax rate to be in effect when the taxes are paid or refunds received. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. In accordance with ASC 740, no provision for tax uncertainties was determined to be necessary as of March 27, 2022, March 28, 2021 and March 29, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company reviews and evaluates its estimates and assumptions, including but not limited to, those that relate to tax reserves, stock-based compensation, accounts receivable reserves, inventory reserves and future cash flows associated with impairment testing for long-lived assets. Actual results could significantly differ from those estimates.

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

Recently issued accounting pronouncements adopted:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, and the methodology for calculating income taxes in an interim period.  This ASU was effective for periods beginning after December 15, 2020. The Company adopted this standard on the first day of the 2022 fiscal year on a prospective basis.  The standard did not have a material impact on the financial statements.

.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2022	2021

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	21,136,800	21,265,400
Information technology equipment	4,598,100	5,003,000
Furniture, telephone system, equipment and tooling	8,630,700	8,910,500
	39,106,400	39,919,700
Less accumulated depreciation	(28,270,500)	(27,348,100)
Property and equipment, net	$10,835,900	$12,571,600

Depreciation expense related to property and equipment was $1,562,700, $1,667,500, and $1,683,000 for fiscal years 2022, 2021 and 2020, respectively.

Note 4. Goodwill and Other Intangible Assets

Due to lower than expected results and a significant reduction in market capitalization (due to reduced stock price), we performed a quantitative impairment test for goodwill during the third and fourth quarters of fiscal year 2020. Based on the quantitative tests we did in fiscal year 2020, we recorded $9.1 million of non-cash goodwill impairment loss related to continuing operations and $2.6 million of impairment loss related to discontinued operations. There was no goodwill carrying amount at any time during fiscal year 2021 or 2022.

Intangibles, net on our Consolidated Balance Sheets as of March 27, 2022 and March 28, 2021, consists of capitalized software for internal use, indefinite-lived intangible assets, and an immaterial amount of costs capitalized for software costs to be sold. Capitalized software for internal use, net of accumulated amortization, which primarily related to our SAP ERP implementation as of March 27, 2022 and March 28, 2021, was $29,463,100 and $18,341,100, respectively. The Company continues to capitalize costs related to the SAP implementation and will begin to amortize those costs after the project has been completed and placed in-service, which is expected to occur during fiscal 2023. The useful life for costs associated with the SAP implementation will be amortized over a 7-year period. Amortization expense of capitalized software for internal use was $920,000, $2,077,000, and $1,954,700 for fiscal years 2022, 2021, and 2020. Indefinite-lived intangible assets were $795,400 as of March 27, 2022 and March 28, 2021.

At March 27, 2022, estimated future annual amortization expense for intangible assets for the next five years is:

2023	$3,854,400
2024	5,117,100
2025	4,847,300
2026	4,657,800
2027	4,643,900
$23,120,500

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 27, 2022	March 28, 2021
Allowances for product returns	$545,900	$1,967,300
Other accrued expenses	909,600	945,000
Total accrued expenses and other current liabilities	$1,455,500	$2,912,300

The amount of expected returns is recognized as a refund liability within the Accrued expenses and other current liabilities line item in the Consolidated Balance Sheets. This liability represents the obligation to return customer consideration. The value of the expected goods to be returned by customers is recognized as a return asset within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the return asset are recorded to cost of goods sold. As of March 27, 2022, the return asset and return liability amounts were $0.4 million and $0.5 million, respectively. As of March 28, 2021, the return asset and return liability amounts were $1.0 million and $2.0 million, respectively. The decrease in the return asset and return liability amounts in fiscal 2022 compared to fiscal 2021 is related to the exit from our Retail business, as further discussed in Note 20.

Note 6. Borrowings Under Revolving Credit Facility

On October 29, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following eleven (11) paragraphs have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement. This facility replaced a previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto (which included Wells) and Truist Bank (successor by merger to SunTrust Bank), as administrative agent.

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

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank, as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As of March 27, 2022, borrowings under the secured 2020 Revolving Credit Facility totaled $36.9 million and, therefore, the Company had $43.1 million available for borrowing, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced above. The 2020 Revolving Credit Facility has no lockbox arrangement associated with it, and therefore the outstanding balance is classified as a long-term liability on the Consolidated Balance Sheet as of March 27, 2022. Accordingly, borrowings from and repayments to the Company’s current line of credit are reflected on a gross basis in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

The 2020 Revolving Credit Facility also restricts our ability to pay dividends and to repurchase our shares.  Assuming that no default exists, we may redeem or repurchase up to $2,000,000 of our shares in any twelve consecutive month period in connection with the payment or satisfaction of tax withholding obligations of participants under our equity compensation plans.  We may pay dividends or effect redemptions provided that no default exists or will exist after giving effect to the dividend or repurchase, and the average Excess Availability is not less than $20,000,000 during the immediately preceding thirty-day period and after giving effect to the dividend or repurchase on a pro forma basis, and for each day of the thirty-day period not less than $13,280,000.  Excess Availability is generally defined as Availability minus the aggregate amount of trade payables aged in excess of historical levels and all book overdrafts in excess of historical practices.

On March 27, 2022, the interest rate applicable to borrowings under the 2020 Revolving Credit Facility was 2.70%. The weighted average interest rate on borrowings under the Company’s Revolving Credit Facility during fiscal year 2022 was 2.63%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.

Interest expense on the 2020 Revolving Credit Facility in the aggregate for fiscal year 2022 totaled $624,900, net of capitalized interest of $680,000. Average borrowings under the facilities totaled $46,748,300 and the maximum borrowing during fiscal year 2022 was $57,717,700. In addition to the interest charged on borrowings, the Company continues to be subject to a 0.25% fee on the unused portion of the 2020 Revolving Credit Facility.

Amendment No. 1

Pursuant to Amendment No. 1 to Credit Agreement dated July 12, 2021 (“Amendment No. 1”), between Tessco and Wells, Wells agreed to a 25 basis point reduction in certain otherwise applicable rates and fees over an agreed period, as set forth in the Amendment No. 1. Amendment No. 1 also included certain changes related to the transition away from the use of LIBOR as a rate option and is expected to simplify day-to-day management of the 2020 Revolving Credit Facility.

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

Amendment No. 2

In anticipation of TESSCO Reno Holding LLC (“Reno Holding”) entering into the Real Estate Note of Reno Holding (the “Note”), as discussed further in Note 7, the Company, TESSCO Inc. and our other operating subsidiaries, and Wells, entered into Amendment No. 2 to Credit Agreement and Consent dated December 29, 2021 (“Amendment No. 2”). Pursuant to Amendment No. 2, and subject to its terms and conditions, among other things, Wells consented to the Note, without requiring that Reno Holding become a borrower or guarantor under the Credit Agreement.

Amendment No. 3

On January 5, 2022, at the Company’s request, the Company and its operating subsidiaries, and Wells, entered into Amendment No. 3 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement (“Amendment No. 3”), subject to the terms and conditions of which Wells agreed to increase the Commitment under the 2020 Revolving Credit Facility from $75 million to $80 million. Among the terms and conditions, the Company agreed to revert to the interest rate margins originally provided for under the terms of the 2020 Revolving Credit Facility (and which had previously been modified pursuant to Amendment No. 1 to Credit Agreement), as well as change to the methodology for determining the Applicable Margin, and agreed to a $10 million Availability Block for a one year period, but was relieved of any Fixed Charge Coverage Ratio testing for the same one year period without regard to the amount of Excess Availability during that period. Following this one-year period, a $15 million Excess Availability requirement will be imposed unless a Fixed Charge Coverage Ratio of 1:1 is achieved. As a result, and assuming the Company is otherwise in compliance with the terms of the 2020 Revolving Credit Agreement, as amended, and has sufficient Borrowing Base assets, the amount available for borrowing under the 2020 Revolving Credit Facility, without having to meet any Fixed Charge Coverage Ratio, is increased from approximately $62.5 million to $70 million for calendar year 2022.

Note 7. Debt

On December 30, 2021, Reno Holding, an indirect wholly owned subsidiary and now owner of the Company’s approximately 115,000 square foot operating facility located in Reno, Nevada (the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company (“Symetra”). The indebtedness is evidenced by the Note that provides for monthly payments of $47,858, bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. The Note and related obligations are secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Deed of Trust”) on the Reno Facility. The net proceeds from this borrowing transaction (the “Symetra Loan”) have since been applied to repayment of a portion of the revolving balance under the Company’s 2020 Revolving Credit Facility. An additional $250,000 is to be advanced under the Symetra Loan after roof and possible related repairs to the Reno Facility are satisfactorily completed. The Symetra Loan is limited recourse to the Reno Facility, with typical exceptions in which case it is recourse to Reno Holding, a special purpose entity formed by the Company to own the Reno Facility and related assets.

The principal maturities of debt outstanding at March 27, 2022, were as follows:

2023	$353,500
2024	365,700
2025	378,200
2026	391,200
2027	404,600
Thereafter	4,799,000
Total	$6,692,200

Note 8. Leases

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Our leases have remaining lease terms of 1 to 5 years, some of which include options to extend the leases for up to 5 years. Rent expense for fiscal years 2022, 2021 and 2020 totaled $2,848,400, $3,453,500, and $3,046,000, respectively. When measuring the lease liability, the Company uses the rate implicit in the lease and if that rate cannot be readily determined, the Company’s incremental borrowing rate based on terms of the lease.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2025. Monthly rent payments range from $205,100 to $220,800 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2023. The Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $41,800 to $43,000 through the remaining lease term.

Additional sales and marketing offices were previously located in additional leased office space in San Antonio, Texas. This lease expired on October 31, 2021 and was not renewed.

The following maturity analysis presents minimum expected operating lease payments at March 27, 2022:

2023	3,076,200
2024	2,778,100
2025	2,662,300
2026	2,040,000
2027	30,600
Thereafter	—
Total	10,587,200
Less: present value discount	(1,434,700)
Present value of lease liabilities	$9,152,500

Weighted-average discount rate:	3.8%
Weighted-average remaining lease term	3.6 years

Note 9. Commitments and Contingencies

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

Note 10. Business Segments

The Company has two reportable segments, Carrier and Commercial, which are identified based on the information reviewed by the Chief Operating Decision Maker (“CODM”) and are consistent with how the business is managed. The Company previously operated as one reportable segment in fiscal 2021 and identified a change to our segments in the fourth quarter of fiscal 2022 as a result of changes in organizational structure. Carrier is generally comprised of customers responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers and Commercial includes value-added resellers, the government channel and private system operator markets. Ventev®, the Company’s proprietary brand that manufactures products, is included in the Commercial segment. There is a mix of products that the Company sells that are marketed to both segments, as well as certain product classes that primarily serve one segment. As a value-add distributor of products from over 300 manufacturers, the Company sells products across a large number of product groups and industries and, as a result, it is impracticable to provide segment information at the product group level. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

Segment information for the fiscal years ended 2022, 2021 and 2020 has been restated to reflect the change in segments during fiscal 2022 and is as follows (in thousands):

	Year Ended
	March 27, 2022	March 28, 2021	March 29, 2020
Revenues
Carrier	$180,740	$149,825	$156,395
Commercial	236,805	223,516	252,619
Total revenues	$417,545	$373,341	$409,014

Gross Profit
Carrier	$20,985	$16,585	$18,699
Commercial	57,052	51,131	60,943
Total gross profit	$78,037	$67,716	$79,642

Total Assets	2022	2021
Carrier	$38,705	$29,829
Commercial	36,797	33,355
Corporate	127,012	125,893
Total Assets	$202,513	$189,078

The CODM reviews segment results using Gross profit as the segment measure of profit or loss and the Company does not allocate expenses below Gross profit to the segments.

Note 11. Stock Buyback

The Company withholds shares of common stock from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and vested restricted stock awards. For fiscal years 2022, 2021, and 2020 the total value of shares withheld for taxes was $66,400, $121,500, and $201,000, respectively.

Note 12. Retirement of Treasury Stock

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

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes from continuing operations provided in the Consolidated Statements of Income (Loss) is as follows:

	2022	2021	2020

Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.7	3.4	1.8
Non-deductible expenses	(2.0)	(1.2)	(0.7)
Change in valuation allowance	5.2	(7.6)	(2.9)
Rate change for loss carrybacks	0.0	6.2	12.5
Other	(0.4)	(0.7)	0.7
Effective rate	24.5%	21.1%	32.4%

The provision for income taxes from continuing operations was comprised of the following:

	2022	2021	2020

Federal: Current	$(1,229,200)	$(4,263,700)	$(4,008,000)
Deferred	126,500	(48,200)	(2,642,800)
State: Current	38,500	16,700	(411,000)
Deferred	(7,100)	450,700	(413,000)
Benefit from income taxes	$(1,071,300)	$(3,844,500)	$(7,474,800)

Total net deferred tax assets (liabilities) as of March 27, 2022 and March 28, 2021, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets, are as follows:

	2022	2021
Deferred tax assets:
Deferred compensation	$202,000	$163,600
Accrued vacation	145,700	362,600
Deferred rent	2,100,400	2,638,100
Allowance for doubtful accounts	246,200	357,300
Inventory reserves	1,042,800	766,300
Sales tax reserves	127,600	104,500
Sales return assets	125,300	451,400
Net operating loss	1,969,800	518,500
Business interest limitation carryforward	555,300	383,800
Other assets	1,486,300	925,900
	8,001,400	6,672,000
Valuation allowance	(2,543,600)	(2,866,800)
Total deferred tax assets	5,457,800	3,805,200

Deferred tax liabilities:
Depreciation and amortization	(2,784,600)	(214,600)
Sales return liabilities	(90,000)	(224,100)
Lease right of use	(2,035,500)	(2,589,600)
Prepaid expenses and other liabilities	(693,300)	(803,400)
Total deferred tax liabilities	(5,603,400)	(3,831,700)
Net deferred tax (liability) assets	$(145,600)	$(26,500)

The valuation allowance recorded by the Company as of March 27, 2022 and March 28, 2021 resulted from the uncertainties of the future realization of federal and state deferred tax assets. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be realized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

As of March 27, 2022, the Company had net operating loss carryforwards of $94,258,300 which will generally begin to expire in fiscal year 2030 through fiscal year 2040. Federal and certain state net operating loss carryovers do not expire.

As of March 27, 2022 and March 28, 2021, the Company had no unrecognized tax benefits.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the Consolidated Statements of Income (Loss) was $0 for fiscal years 2022, 2021 and 2020. The cumulative amount included in the Consolidated Balance Sheets as of March 27, 2022 and March 28, 2021 was $0.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible business interest expense, allowing companies to carryback certain net operating losses to the preceding five years, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. These special provisions were applicable to fiscal years 2020 and 2021 while net operating losses generated in fiscal 2022 cannot be carried back.

The Company files income tax returns in U.S. federal, state and local jurisdictions. Tax returns for fiscal years 2016 through 2022 remain open to examination by U.S. federal, state and local tax authorities. Federal and state net operating losses generated to date are subject to adjustment for state income tax purposes.

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Company contributions are made in cash and Company stock. Expense related to this matching contribution was $700,500, $806,000, and $937,500 during fiscal years 2022, 2021, and 2020, respectively. As of March 27, 2022, plan assets included 264,600 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., the Company’s founder and former CEO and Chairman of the Board. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $2,652,700 and $753,200, respectively, as of March 27, 2022, and $2,680,700 and $809,400, respectively, as of March 28, 2021, are included in Other long-term assets and Other non-current liabilities, respectively, in the accompanying Consolidated Balance Sheets. Cash disbursements related to the life insurance policies are reflected as cash flows from operating activities within the Consolidated Statements of Cash Flows. The Company considers current life expectancy data and risk-free treasury rates when estimating the fair value of the life insurance policies.

Note 15. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Shares of common stock are excluded from the calculation if they are determined to be anti-dilutive. In fiscal years 2022 and 2021, the Company had a net loss from continuing operations and accordingly recorded EPS by using only basic shares outstanding.

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Amounts in thousands, except per share amounts
Amounts in thousands, except per share amounts	2022	2021	2020
Earnings per share from continuing operations – Basic:
Net loss	$(3,312)	$(14,373)	$(15,601)
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	—
Earnings available (loss attributable) to common shareholders – Basic	$(3,312)	$(14,373)	$(15,601)

Weighted average common shares outstanding – Basic	8,928	8,697	8,527

Earnings (loss) per common share from continuing operations – Basic	$(0.37)	$(1.65)	$(1.83)

Earnings per share – Diluted:
Net income (loss)	$(3,312)	$(14,373)	$(15,601)
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	—
Earnings available (loss attributable) to common shareholders – Diluted	$(3,312)	$(14,373)	$(15,601)

Weighted average common shares outstanding – Basic	8,928	8,697	8,527
Effect of dilutive options	—	—	—
Weighted average common shares outstanding – Diluted	8,928	8,697	8,527

Loss per common share from continuing operations – Diluted	$(0.37)	$(1.65)	$(1.83)

Anti-dilutive equity awards not included above	813	755	852

At March 27, 2022, March 28, 2021 and March 29, 2020, stock options with respect to 933,000, 925,000 and 862,000 shares of common stock were outstanding, respectively. The anti-dilutive stock options outstanding at March 27, 2022, March 28, 2021 and March 29, 2020 total 813,000, 755,000 and 852,000, respectively. There were no anti-dilutive Performance Stock Units (“PSUs”) or Restricted Stock Units (“RSUs”) outstanding as of March 27, 2022, March 28, 2021, and March 29, 2020.

Note 16. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020 includes $1,338,900, $1,211,000, and $1,174,600, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020 includes $365,500, $255,600, and $386,100, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our PSUs, RSUs, and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms. As of March 27, 2022, 344,371 shares were available for issue in respect of future awards under the 2019 Plan.

Performance Stock Units: Under a program established by the Board of Directors, PSUs have been granted under the Plans to selected employees. Each PSU entitles the participant to earn Tessco common stock, but only after certain performance measures are reached and individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Performance targets are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on Tessco common stock before the PSU vests, management’s projections of performance over the performance period, and the resulting amount of estimated share issuances. As discussed in Note 2 above, the Company accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock-based compensation related to the restricted awards may be different from the Company’s expectations.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2022, 2021 and 2020:

	2022		2021		2020
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	13,552	$14.57	68,355	$15.00	98,306	$14.55
PSUs Granted	96,603	7.32	—	—	51,616	15.93
PSUs Vested	(7,930)	13.89	(21,690)	14.21	(29,036)	14.09
PSUs Forfeited/Cancelled	(2,186)	13.79	(33,113)	15.69	(52,532)	9.82
Unvested shares available for issue under outstanding PSUs, end of period	100,039	$10.44	13,552	$14.57	68,355	$15.00

As of March 27, 2022, the remaining unrecognized compensation cost related to PSUs earned was immaterial as the fiscal year 2022 PSUs will vest on or about May 15, 2022. Total fair value of shares vested during fiscal years 2022, 2021 and 2020 was $57,900, $103,300 and $780,400, respectively.

The PSUs canceled during fiscal year 2022 primarily related to the fiscal year 2018 and 2019 PSU issuances. The PSUs were canceled due to the employee leaving the Company prior to vesting. Per the provisions of the 2019 Plan, the shares related to these forfeited and canceled PSUs were added back to the 2019 Plan and became available for future issuance under the 2019 Plan.

The remaining 100,039 shares covered by PSUs outstanding at the end of fiscal year 2022 were earned based on fiscal years 2022, 2021 and 2020 performance, but were not yet vested as of March 27, 2022. Assuming the respective participants remain employed by, or affiliated with the Company, these shares will vest on or about May 15, 2022.

Restricted Stock/Restricted Stock Units: On May 10, 2019, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU, ratably to the then six non-employee directors, including the then Chairman of the Board of the Company.  These RSU awards provide for the issuance of shares of the Company’s common stock in four equal installments beginning on May 10, 2020, and continuing on the same date in 2021, 2022 and 2023, provided that the director remains associated with the Company on each such date (or meets other criteria as prescribed in the applicable award agreement).

On May 15, 2020, July 24, 2020, and November 12, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 30,000 RSU awards to the then non-employee directors of the Company.  These RSU awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards provide for vesting and that shares will be issued 25% on or about each of May 1 of 2021, 2022, 2023 and 2024, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a remaining period of approximately one year.

In addition, and also on May 15, 2020 and July 24, 2020, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 72,202 shares of restricted stock to non-employee directors of the Company, of which 56,805 were earned and vested, in lieu of their annual cash retainer for fiscal 2021.  The amount of shares issued was the cash equivalent of the required retainers on the approval date.

Changes in the composition of the Board during fiscal year 2022, in connection with or occurring during the term of a consent solicitation initiated by certain of our stockholders during the year resulted in the accelerated vesting of 30,000 of the current and prior year RSUs discussed in the previous two paragraphs and the issuance of a corresponding number of shares of Common Stock to departing directors.

On April 29, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 12,000 RSU awards to the then current non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of April 29 of 2022, 2023, 2024 and 2025, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a remaining period of approximately three years.

Also on April 29, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 22,252 shares of restricted stock to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2022.  The amount of shares issued was the cash equivalent of the required retainers on the approval date.  These awards provide for the issuance of shares of the Company’s common stock subject to a risk of forfeiture that will lapse in whole or in part on July 1, 2022, generally depending on the length of continued service of the recipient on the Board for fiscal 2022. Dividends accruing in respect of the shares of restricted stock, if any, will accrue but will not be paid until July 1, 2022 and only in respect of those shares for which the risk of forfeiture has then lapsed. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a remaining period of approximately one year.

On May 25, 2021 and August 1, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 24,761 RSU awards to non-employee directors of the Company.  These awards were awarded in lieu of the directors’ receiving estimated cash payments that would otherwise be received for attendance at Board and Committee meetings during fiscal 2022 and provide for the vesting and issuance of shares of the Company’s common stock to the non-employee director on May 25, 2022, provided that the director remains associated with the Company (or meets service and other criteria as prescribed in the agreement) on that date.

As of March 27, 2022, the remaining unrecognized compensation cost, related to RSUs earned under all of the grants included above, was immaterial.

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

Stock Options:  The grant date value of the Company’s stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Expected stock price volatility is based on historical stock price changes over the expected term of the option. The expected term of the awards is based on the Company’s consideration of the contractual term of the stock option, as well as historical employment experience post-vesting. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years. During fiscal 2022, stock options for 183,500 shares were forfeited due to employee departures and option term expiration. The weighted-average remaining contractual term of options exercisable as of March 27, 2022, was 2.8 years.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided the option remains outstanding. The following tables summarize the pertinent information for outstanding options.

	2022		2021
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant
Unvested options, beginning of period	383,670	$1.47	465,374	2.38
Options Granted	194,500	3.62	240,000	2.05
Options Forfeited/Cancelled, net of vested options	(83,500)	5.64	(127,625)	3.13
Options Vested	(145,293)	2.20	(194,079)	3.28
Unvested options, end of period	349,377	2.83	383,670	1.47

			March 27, 2022
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2022	194,500	$7.22	174,500	-
2021	240,000	$4.70	110,000	48,854
2020	405,000	$13.54	307,000	194,018
2019	66,500	$16.31	18,000	17,250
2018	230,000	$15.12	60,000	60,000
2017	410,000	$12.57	263,958	263,958
2016	100,000	$22.42	-	-
Total			933,458	584,081

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2022	50.94%	1.93%	0.00%	6.0	$3.62
2021	46.82%	1.17%	0.00%	4.0	$2.05
2020	35.88%	2.00%	5.82%	4.0	$2.53

As of March 27, 2022, there was approximately $0.8 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately four years. 2,500 options were exercised during fiscal 2022 with a total value of $10,900 and the weighted average exercise price of these shares was $4.36. No options were exercised during fiscal 2021. The aggregate intrinsic value of stock options outstanding and stock options currently exercisable as of March 27, 2022, was $0.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020 were $54,400, $61,500, and $78,400, respectively. During the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020, 30,169, 40,493, and 34,829 shares were sold to employees under this plan, having a weighted average market value of $5.21, $4.92 and $7.51, respectively.

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

As of March 27, 2022 and March 28, 2021, the Company had no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, revolving credit facility, life insurance policies and other current liabilities approximate their fair values as of March 27, 2022 and March 28, 2021 due to their short-term nature. The carrying amount of our Symetra Loan approximates the fair value due to the loan being entered into during the fourth quarter of fiscal 2022.

Note 18. Supplemental Cash Flow Information

For fiscal year 2022, the Company had a net tax refund of $4,247,900 million. Cash paid for income taxes net of refunds, for fiscal years 2021 and 2020 totaled $21,000 and $1,515,300, respectively. Cash paid for interest during fiscal years 2022, 2021 and 2020 totaled $1,355,100, $952,700 and $1,106,300, respectively. Interest capitalized during fiscal years 2022, 2021 and 2020 was $680,000, $450,200 and $87,700, respectively.

Note 19. Concentration of Risk Related to Continuing Operations

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for most of its supply of wireless communications equipment. For fiscal years 2022, 2021 and 2020, sales of products purchased from the Company's top ten suppliers accounted for 54%, 53%, and 54% of total revenues, respectively. Products purchased from the Company’s largest supplier related to continuing operations accounted for approximately 29%, 29% and 30% of total revenues in fiscal years 2022, 2021 and 2020, respectively. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including the suppliers referenced above, or of other suppliers whose products may be difficult to source on comparable terms elsewhere, would have a material adverse effect on the Company.

As noted, the Company's future results could also be negatively impacted by the loss of certain customers, and/or supplier relationships. For fiscal years 2022, 2021 and 2020, sales of products to the Company's top ten customer relationships accounted for 35%, 34% and 34% of total revenues, respectively. No customer accounted for more than 10% of total revenues in fiscal year 2022. There was one customer that accounted for 11% and 15% of total revenues in fiscal years 2021 and 2020, respectively.

Note 20. Discontinued Operations

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

A pre-tax gain on disposal of $3.0 million was recorded in the fiscal quarter ended December 27, 2020, which is included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Income (Loss).

The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020:

	Fiscal Years Ended
	March 27, 2022	March 28, 2021	March 29, 2020

Revenues	$3,117,300	$86,728,300	$131,283,900
Cost of goods sold	2,090,700	74,238,800	119,102,800
Gross profit	1,026,600	12,489,500	12,181,100
Selling, general and administrative expenses	448,600	7,652,100	15,809,500
Goodwill impairment	—	—	2,569,100
Income (loss) from operations	578,000	4,837,400	(6,197,500)
Gain on disposal	—	3,020,800	—
Income (loss) from operations before income taxes	578,000	7,858,200	(6,197,500)
Provision for (benefit from) income taxes	(33,300)	2,227,800	(230,000)
Net income (loss) attributable to discontinued operations	$611,300	$5,630,400	$(5,967,500)

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

The following table summarizes the major classes of assets attributable to discontinued operations that are included in the Current portion of assets held for sale in the Company’s Consolidated Balance Sheets as of March 27, 2022 and March 28, 2021:

	March 27,	March 28,
	2022	2021

ASSETS
Product inventory, net	$—	$1,196,900
Current portion of assets held for sale	$—	$1,196,900

Discontinued operations related to this Retail sale in future years will primarily include:

●	Revenues related to royalty income and purchase price adjustments
●	Changes in allowance for bad debts related to Retail accounts receivable and amounts owed to the Company by its former Retail vendors
●	Minor operating expenses related to above items

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations during fiscal 2022, 2021 and 2020 was $4.2 million, $13.2 million and $11.3 million, respectively. Cash provided by investing activities from discontinued operations during fiscal 2022, 2021 and 2020 was $0, $9.2 million, $0 million, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries (the Company) as of March 27, 2022 and March 28, 2021, the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended March 27, 2022, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 27, 2022 and March 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 2022, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 27, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2022 expressed an unqualified opinion thereon.

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

         Inventory Reserve

Description of the Matter

The Company had inventories of $55.9 million as of March 27, 2022, net of reserves for excess and obsolete inventory of $4.6 million. The Company's inventory is evaluated for estimated obsolescence and is written down based on the difference between the cost of inventory and the estimated net realizable value. As described in Note 2 to the consolidated financial statements, management applies judgment to determine its reserves for excess and obsolete inventory, considering specifically known inventory risks and assumptions about future demand.

Auditing the Company’s estimated inventory reserves was complex and highly judgmental because the estimate was sensitive to changes in assumptions, including changes to future demand.

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

May 26, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 27, 2022.

The effectiveness of our internal control over financial reporting as of March 27, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementation of a new enterprise resource planning (“ERP”) system, which would replace certain of our existing operating and financial systems. The new ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur during fiscal year 2023. There have been no significant changes in our internal control over financial reporting as of March 27, 2022. However, as updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 27, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, TESSCO Technologies Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 27, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 27, 2022 and March 28, 2021, the related consolidated statements of income (loss) , shareholders’ equity and cash flows for each of the three years in the period ended March 27, 2022, and the related notes and our report dated May 26, 2022 expressed an unqualified opinion thereon.

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

May 26, 2022

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

Consolidated Balance Sheets as of March 27, 2022 and March 28, 2021

Consolidated Statements of Income (Loss) for the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020

Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2022, March 28, 2021, and March 29, 2020

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

2.	The following financial statement schedules required to be filed by Item 8 and paragraph (b) of this Item 15 are included herewith:

Schedule IIValuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

3.	Exhibits

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

10.5.3

Amendment No.  1 to  Credit  Agreement  dated as of July 12,  2021,  among  TESSCO  Technologies  Incorporated,  the  additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group, and as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-Q, filed with the Securities and Exchange Commission on August 5, 2022).

10.5.4

Amendment No. 2 to  Credit  Agreement  and  Consent  dated  as  of  December  29,  2021,  among  TESSCO  Technologies  Incorporated,  the  additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group, and as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).

10.5.5

Amendment No. 3 to Credit Agreement and Amendment  No.  1 to  Guaranty  and  Security  Agreement  dated  January  5,  2022, among  TESSCO  Technologies  Incorporated,  the  additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group, and as Lender (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).

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

10.7.3

Letter Agreement dated as of March 22, 2022, by and between the Company and Douglas Rein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2022).

10.7.4

Form of Restricted Stock Agreement delivered to Douglas Rein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2022).

10.8.1

Employment Agreement, dated as of August 19, 2019, by and between the Company and Sandip Mukerjee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2019).

10.8.2

Form of Stock Option to Sandip Mukerjee on November 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2019).

10.9.1

Inventory Purchase Agreement dated as of October 28, 2020, by and among Voice Comm, LLC and TESSCO Technologies Incorporated, TESSCO Communications Incorporated and TESSCO Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2020).

10.10.1

Real Estate Note dated as of December 21, 2021 by Tessco Reno Holding, LLC, as Maker, to Symetra Life Insurance Company, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).

10.10.2

Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 21, 2021 from TESSCO Reno Holding, LLC to certain Trustees for the benefit of Symetra Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).

10.10.3

Lease Agreement dated December 29, 2021 by and between Tessco Reno Holding, LLC and Tessco Incorporated (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).

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

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 27, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended March 27, 2022, March 28, 2021 and March 29, 2020; (ii) Consolidated Balance Sheet at March 27, 2022 and March 28, 2021; (iii) Consolidated Statement of Cash Flows for the years March 27, 2022 and March 28, 2021; and (iv) Notes to Consolidated Financial Statements.

104.1	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*		Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2022	2021	2020
Allowance for doubtful accounts:
Balance, beginning of period	$1,584,200	$3,288,800	$2,137,900
Provision for bad debts and other adjustments	349,000	(971,600)	2,100,400
Write-offs	(831,300)	(733,000)	(949,500)
Balance, end of period	$1,101,900	$1,584,200	$3,288,800

	2022	2021	2020
Inventory Reserve:
Balance, beginning of period	$3,359,100	$9,666,100	$5,870,600
Inventory reserve expense	3,250,777	146,600	11,801,500
Write-offs and other adjustments	(2,042,200)	(6,453,600)	(8,006,000)
Balance, end of period	$4,567,677	$3,359,100	$9,666,100

	2022	2021	2020
Allowance for deferred tax asset:
Balance, beginning of period	$2,866,800	$2,047,300	$141,600
Income tax expense (benefit)	(323,200)	819,500	1,905,700
Write-offs and other adjustments	—	—	—
Balance, end of period	$2,543,600	$2,866,800	$2,047,300

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

/s/ Sandip Mukerjee	President and Chief Executive Officer (principal executive officer)	May 26, 2022

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	May 26, 2022

/s/ Tim Bryan	Chairman of the Board	May 26, 2022

/s/ Steven T. Campbell	Director	May 26, 2022

/s/ Stephanie Dismore	Director	May 26, 2022

/s/ Vernon Irvin	Director	May 26, 2022

/s/ Kathleen McLean	Director	May 26, 2022