Form 10-Q
period 2022-06-26
TESSCO TECHNOLOGIES INC
filed 2022-07-28
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2022 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of July 22, 2022, was 9,132,796.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Balance Sheets

	June 26,	March 27,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,005,900	$1,754,000
Trade accounts receivable, net	80,029,700	75,546,300
Product inventory, net	59,785,800	55,945,300
Income taxes receivable	529,900	4,293,400
Prepaid expenses and other current assets	4,449,900	2,961,700
Total current assets	147,801,200	140,500,700

Property and equipment, net	10,658,100	10,835,900
Intangible assets, net	33,447,700	30,595,600
Income taxes receivable, non-current	3,118,600	3,118,600
Lease asset - right of use	8,317,100	8,910,400
Other long-term assets	8,675,000	8,552,100
Total assets	$212,017,700	$202,513,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$71,089,000	$65,254,900
Payroll, benefits and taxes	5,471,900	5,230,500
Sales tax liabilities	714,900	1,188,100
Accrued expenses and other current liabilities	1,463,300	1,455,500
Lease liability, current	2,592,500	2,566,300
Current portion of long-term debt	340,900	340,300
Total current liabilities	81,672,500	76,035,600

Deferred tax liabilities, net	145,600	145,600
Revolving line of credit	41,675,000	36,914,600
Non-current lease liability	5,921,900	6,586,200
Long-term debt	6,036,400	6,155,000
Other non-current liabilities	737,400	753,200
Total liabilities	136,188,800	126,590,200

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 9,176,584 shares issued and 9,132,796 shares outstanding as of June 26, 2022, and 9,013,449 shares issued and 8,994,249 shares outstanding as of March 27, 2022	107,100	105,900
Additional paid-in capital	69,482,900	69,166,100
Treasury stock, at cost, 43,788 shares as of June 26, 2022 and 19,200 shares as of March 27, 2022	(266,300)	(129,200)
Retained earnings	6,505,200	6,780,300
Total shareholders’ equity	75,828,900	75,923,100
Total liabilities and shareholders’ equity	$212,017,700	$202,513,300

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income (Loss)

	Three Months Ended
	June 26, 2022	June 27, 2021

Revenues	$112,161,200	$104,956,100
Cost of goods sold	89,797,800	85,269,900
Gross profit	22,363,400	19,686,200
Selling, general and administrative expenses	22,611,400	21,646,800
Operating income (loss)	(248,000)	(1,960,600)
Interest expense, net	259,400	213,700
Income (loss) from continuing operations before income taxes	(507,400)	(2,174,300)
Provision for (benefit from) income taxes	10,000	38,500
Net income (loss) from continuing operations	(517,400)	(2,212,800)
Income (loss) from discontinued operations, net of taxes	242,300	495,500
Net income (loss)	$(275,100)	$(1,717,300)
Basic income (loss) per share
Continuing operations	$(0.06)	$(0.25)
Discontinued operations	$0.03	$0.06
Consolidated operations	$(0.03)	$(0.19)
Diluted income (loss) per share
Continuing operations	$(0.06)	$(0.25)
Discontinued operations	$0.03	$0.06
Consolidated operations	$(0.03)	$(0.19)
Basic weighted-average common shares outstanding	9,064,481	8,864,704
Effect of dilutive options and other equity instruments	—	—
Diluted weighted-average common shares outstanding	9,064,481	8,864,704

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 27, 2022	8,994,249	105,900	69,166,100	(129,200)	6,780,300	75,923,100
Issuance of common stock for 401k match	15,941	200	94,000	—	—	94,200
Treasury stock purchases	(23,623)	—	—	(137,100)	—	(137,100)
Non-cash stock compensation expense	146,229	1,000	222,800	—	—	223,800
Net income (loss)	—	—	—	—	(275,100)	(275,100)
Balance at June 26, 2022	9,132,796	107,100	69,482,900	(266,300)	6,505,200	75,828,900

Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Issuance of common stock for 401k match	13,782	100	102,700	—	—	102,800
Treasury stock purchases	(3,960)	—	—	(28,900)	—	(28,900)
Non-cash stock compensation expense	39,182	500	254,400	—	—	254,900
Exercise of stock options	1,754	—	10,900	(13,300)	—	(2,400)
Net income (loss)	—		—	—	(1,717,300)	(1,717,300)
Balance at June 27, 2021	8,884,591	104,800	67,595,700	(105,000)	7,763,800	75,359,300

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	June 26, 2022	June 27, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(275,100)	$(1,717,300)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	541,900	607,700
Non-cash stock-based compensation expense	222,800	254,900
Change in trade accounts receivable	(4,483,400)	(1,206,200)
Change in product inventory	(3,840,500)	(15,803,200)
Change in prepaid expenses and other current assets	(1,488,200)	(1,430,000)
Change in income taxes receivable	3,763,500	(30,200)
Change in other assets and other liabilities	(138,700)	(487,700)
Change in trade accounts payable	4,666,900	14,632,900
Change in payroll, benefits and taxes	241,400	724,400
Change in sales tax liabilities	(473,200)	(51,000)
Change in accrued expenses and other current liabilities	58,100	(1,326,600)
Net cash provided by (used in) operating activities	(1,204,500)	(5,832,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,044,700)	(2,173,900)
Net cash provided by (used in) investing activities	(2,044,700)	(2,173,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving line of credit long term	70,367,900	66,565,500
Repayments to revolving line of credit long term	(65,607,700)	(57,419,600)
Payments of debt issuance costs	(34,700)	—
Payments on long term debt	(87,300)	—
Purchase of treasury stock and repurchase of stock from employees and directors for minimum tax withholdings	(137,100)	(42,200)
Net cash provided by (used in) financing activities	4,501,100	9,103,700

Net increase (decrease) in cash and cash equivalents	1,251,900	1,097,500

CASH AND CASH EQUIVALENTS, beginning of period	1,754,000	1,110,000

CASH AND CASH EQUIVALENTS, end of period	$3,005,900	$2,207,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Capital expenditures included in accounts payable	$5,662,100	$3,362,900

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

In management’s opinion, the accompanying unaudited interim Consolidated Financial Statements of the Company include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the Company’s financial position for the interim periods presented. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been omitted from these statements, as permitted under the applicable rules and regulations. The results of operations presented in the accompanying unaudited interim Consolidated Financial Statements are not necessarily representative of operations for an entire year. The information included in this Form 10-Q should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2022, filed with SEC on May 26, 2022.

On October 28, 2020, the Company entered into a definitive Inventory Purchase Agreement (the “Agreement”) which, at a closing held on December 2, 2020, resulted in the Company’s exit from its retail business through the sale to Voice Comm, LLC, a Delaware limited liability company (“Voice Comm”), of most of the Company’s retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets. The accompanying unaudited interim Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. See Note 10, “Discontinued Operations”, for further information.

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

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheets as of June 26, 2022, consists of capitalized software for internal use, indefinite-lived intangible assets, and an immaterial amount of costs capitalized for software costs to be sold. Capitalized software for internal use, net of accumulated amortization, was $32,208,600 and $29,463,100 as of June 26, 2022 and March 27, 2022, respectively. Amortization expense of capitalized software for internal use was $189,500 and $175,500 for the fiscal quarter ended June 26, 2022 and June 27, 2021, respectively. The Company continues to capitalize costs related to an ongoing information technology project, which will be amortized after the project has been completed and placed in-service. This project is expected to be completed during fiscal 2023.

Indefinite-lived intangible assets were $795,400 as of June 26, 2022 and March 27, 2022.

Note 4. Borrowings Under Revolving Credit Facility

On October 29, 2020, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following paragraphs of this Note 4 have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement. This facility replaced a previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto (which included Wells) and Truist Bank (successor by merger to SunTrust Bank), as administrative agent. The discussion below is a summary and is qualified in its entirety by the actual terms of the Credit Agreement and related documents, including Amendment Nos. 1, 2, and 3, and references below to the Credit Agreement include such amendments, except where otherwise indicated.

The Credit Agreement provides for a senior secured asset based revolving credit facility of up to $80 million (the “2020 Revolving Credit Facility”), which matures on April 29, 2024. The 2020 Revolving Credit Facility includes a $5.0 million letter of credit sublimit and provides for the issuance of Swingline Loans. The applicable Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the 2020 Revolving Credit Facility to an aggregate commitment amount of up to $125 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of an Aged Inventory Cap (currently $2,750,000 and which reduces over time to $2,000,000) and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

Borrowings initially accrued interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, at a per annum rate equal to the LIBOR Rate plus the LIBOR Rate Margin of 2.25% until the March 28, 2021 financial statements were delivered, and thereafter (i) if the Fixed Charge Coverage Ratio was less than 1.10:1.00, then the LIBOR Rate plus 2.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the LIBOR Rate plus 2.00%; (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% per annum until the March 28, 2021 financial statements were delivered, and thereafter (i) if the Fixed Charge Coverage Ratio was less than 1.10:1.00, then the Base Rate plus 1.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the Base Rate plus 1.00%. Pursuant to Amendment No. 3, the Base Rate Margin was changed and is now equal to 1.25% through

December 31, 2022 and at all times thereafter that the Monthly Average Excess Availability for the most recently ended calendar month is less than 40% of the Maximum Revolver Amount, or 1.00%, if, after December 31, 2022, the Monthly Average Excess Availability is equal to or more than 40% of the Maximum Revolver Amount; and the LIBOR Rate Margin (or the Daily One Month LIBOR Rate Margin for LIBOR Rate Loans determined by reference to the Daily One Month LIBOR), is now equal to 2.25% through December 31, 2022 and at all times thereafter that the Monthly Average Excess Availability for the most recently ended calendar month is less than 40% of the Maximum Revolver Amount, or 2.00% if, after December 31, 2022, equal to or more than 40% of the Maximum Revolver Amount. The Credit Agreement previously contained a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement, but that floor is now equal to 0.00%

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the 2020 Revolving Credit Facility, at a per annum rate equal to 0.25%.

The Credit Agreement previously contained one financial covenant, a Fixed Charge Coverage Ratio, which under the terms of the Credit Agreement as initially established, was tested only if Excess Availability (generally, borrowing availability less the aggregate of trade payables and book overdrafts, each in excess of historical amounts) is less than the greater of (a) 16.7% of the maximum amount of the Credit Facility (at closing, $12,525,000) and (b) $12,500,000. The application of this covenant and the Excess Availability requirement have since been modified pursuant to Amendment No. 3 discussed below. In addition, the Credit Agreement contains provisions that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As amended as discussed below, the 2020 Revolving Credit Facility currently provides for borrowings of up to $80.0 million. As of June 26, 2022, borrowings under the 2020 Revolving Credit Facility totaled $41.7 million and, therefore, the Company had $38.3 million available for borrowing, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced here, including the Availability Block discussed below. The 2020 Revolving Credit Facility has no lockbox arrangement associated with it and, therefore the outstanding balance is classified as a long-term liability on the Consolidated Balance Sheet as of June 26, 2022. Accordingly, borrowings from and repayments to the Company’s current line of credit are reflected on a gross basis in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Pursuant to a related Guaranty and Security Agreement, by and among the Company, the other borrowers under the Credit Agreement and other operating subsidiaries of the Company (collectively, the “Loan Parties”), and Wells, as Administrative Agent, the Obligations, which include the obligations under the Credit Agreement, are guaranteed by the Loan Parties, and secured by continuing first priority security interests in the Company’s and the other Loan Parties’ (including both borrowers and guarantors) Accounts, Books, Chattel Paper, Deposit Accounts, General Intangibles, Inventory, Negotiable Collateral, Supporting Obligations, and all Money, Cash Equivalents or other assets that come into the possession, custody or control of the Agent or any Lender, and certain related assets, and the proceeds and products of any of the foregoing (the “Collateral”). The security interests in the Collateral are in favor of the Administrative Agent, for the benefit of the Lenders party to the Credit Agreement from time to time and any other holders of the Obligations. The Obligations secured also include certain other obligations of the Loan Parties to the Lenders and their affiliates arising from time to time, relating to swaps, hedges and cash management and other bank products.

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

On June 26, 2022, the interest rate applicable to borrowings under the 2020 Revolving Credit Facility was 3.88%. The weighted average interest rate on borrowings under the Company’s Revolving Credit Facility for the first quarter of fiscal year 2023 was 3.25%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.

Following an Event of Default, the Lenders may at their option increase the applicable per annum rate to a rate equal to two percentage points above the otherwise applicable rate and, with certain events of default, such increase is automatic, and, at the written election of the Agent or the Required Lenders at any time while an Event of Default exists, the Company will no longer have the option to request that revolving loans be based on the LIBOR Rate or the Daily One Month Libor Rate.

Amendment No. 1

Pursuant to Amendment No. 1 to Credit Agreement dated July 12, 2021 (“Amendment No. 1”), between Tessco and Wells, Wells agreed to a 25-basis point reduction in certain otherwise applicable rates and fees over an agreed period, and the Company and Wells agreed to, among others, certain changes related to the LIBOR rate option to simplify day-to-day management of the 2020 Revolving Credit Facility. These terms have since been further amended and, pursuant to Amendment No. 3, the interest rate terms have been superseded, with the methodology for determining the Applicable Margin now as discussed above.

Amendment No. 2

In anticipation of TESSCO Reno Holding, LLC (“Reno Holding”) entering into the Real Estate Note of Reno Holding (the “Note”), as discussed further in Note 5, the Company, TESSCO Inc. and our other operating subsidiaries, and Wells, entered into Amendment No. 2 to Credit Agreement and Consent dated December 29,

2021 (“Amendment No. 2”). Pursuant to Amendment No. 2, and subject to its terms and conditions, among other things, Wells consented to the Note, without requiring that Reno Holding become a borrower or guarantor under the Credit Agreement.

Amendment No. 3

On January 5, 2022, at the Company’s request, the Company and its operating subsidiaries, and Wells, entered into Amendment No. 3 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement (“Amendment No. 3”), subject to the terms and conditions of which Wells agreed to increase the Commitment under the 2020 Revolving Credit Facility from $75 million to $80 million. Among the terms and conditions, the Company agreed to revert to the interest rate margins originally provided for under the terms of the 2020 Revolving Credit Facility (and which had previously been modified pursuant to Amendment No. 1 to Credit Agreement), as well as change to the methodology for determining the Applicable Margin, as discussed above, and agreed to a $10 million Availability Block for a one year period, but was relieved of any Fixed Charge Coverage Ratio testing for the same one year period without regard to the amount of Excess Availability during that period. Following this one-year period, a $15 million Excess Availability requirement will be imposed unless a Fixed Charge Coverage Ratio of 1:1 is achieved. As a result, and assuming the Company is otherwise in compliance with the terms of the 2020 Revolving Credit Agreement, as amended, and has sufficient Borrowing Base assets, the amount available for borrowing under the 2020 Revolving Credit Facility, without having to meet any Fixed Charge Coverage Ratio, is increased from approximately $62.5 million to $70 million for calendar year 2022.

Note 5. Debt

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

The principal maturities of debt outstanding at June 26, 2022, were as follows:

2023	$266,300
2024	365,700
2025	378,200
2026	391,200
2027	404,600
Thereafter	4,799,000
Total	$6,605,000

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. Diluted EPS was equal to basic EPS for the three-month period ended June 26, 2022 because the Company operated at a loss. The number of diluted weighted-average common shares would have been 9,167,381 for the three months ended June 26, 2022, if the Company was in a positive earning position. At June 26, 2022, stock options with respect to 709,500 shares of common stock were outstanding, of which 594,500 were anti-dilutive and not included in diluted EPS because the stock options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive performance stock units (“PSUs”) or restricted stock units (RSUs”) outstanding as of June 26, 2022.

Note 7. Business Segments

The Company has two reportable segments, Carrier and Commercial, which are identified based on the information reviewed by the Chief Operating Decision Maker (“CODM”) and are consistent with how the business is managed. Carrier is generally comprised of customers responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers and Commercial includes value-added resellers, the government channel and private system operator markets. Ventev®, the Company’s proprietary brand that manufactures products, is included primarily in the Commercial segment. There is a mix of products that the Company sells that are marketed to both segments, as well as certain product classes that primarily serve one segment. As a value-add distributor of products from over 300 manufacturers, the Company sells products across a large number of product groups and industries and, as a result, it is impracticable to provide segment information at the product group level. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

Segment activity for the first quarter of fiscal years 2023 and 2022 are as follows (in thousands):

	Three Months Ended
	June 26, 2022	June 27, 2021
Revenues
Carrier	$47,065	$46,020
Commercial	65,096	58,936
Total revenues	$112,161	$104,956

Gross Profit
Carrier	$6,265	$5,322
Commercial	16,098	14,364
Total gross profit	$22,363	$19,686

The table below presents total assets by reportable segments, which are primarily comprised of accounts receivable.

	June 26, 2022	March 27, 2022
Total Assets
Carrier	$39,534	$38,705
Commercial	39,131	36,797
Corporate	133,353	127,012
Total assets	$212,018	$202,513

The CODM reviews segment results using Gross profit as the segment measure of profit or loss and the Company does not allocate expenses below Gross profit to the segments.

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the three months ended June 26, 2022 and June 27, 2021, the aggregate value of the shares withheld totaled $137,100 and $28,900, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the fiscal quarters ended June 26, 2022 and June 27, 2021, no customers accounted for more than 10% of consolidated revenues in either quarter.

For the fiscal quarters ended June 26, 2022 and June 27, 2021, sales of products purchased from the Company’s largest supplier accounted for 31.4% and 33.3% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenues in either quarter.

Note 10. Discontinued Operations

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

As a result of the disposal described above, the operating results of the former Retail segment have been included in Income (loss) from discontinued operations, net of taxes, in the Consolidated Statements of Income (Loss) for all periods presented.

The accompanying unaudited interim Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the three months ended June 26, 2022 and June 27, 2021:

Three Months Ended

	June 26, 2022	June 27, 2021

Revenues	$164,000	$1,498,800
Cost of goods sold	—	424,900
Gross profit	164,000	1,073,900
Selling, general and administrative expenses	(73,800)	584,400
Income (loss) from operations	237,800	489,500
Income (loss) from operations before income taxes	237,800	489,500
Provision for (benefit from) income taxes	(4,500)	(6,000)
Net income (loss) attributable to discontinued operations	$242,300	$495,500

The financial results reflected above may not fully represent our former Retail segment stand-alone operating net income, as the results reported within Income (loss) from discontinued operations, net of taxes, include only certain costs that are directly attributable to this former segment and exclude certain corporate overhead and operational costs that may have been previously allocated for each period.

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for the three months ended June 26, 2022 and June 27, 2021 was $0.5 million and $4.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This commentary should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2022, filed with the SEC on May 26, 2022.

Business Overview and Environment

TESSCO architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in many countries, approximately 98% of our sales are made to customers in the United States. We have operations and office facilities in Hunt Valley, Maryland, and Reno, Nevada.

On December 2, 2020, we sold most of our Retail inventory and certain other retail-related assets to Voice Comm and exited the retail business. As a result of the disposal, the operating results of our former Retail segment have been included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Income (Loss) for all periods presented.

We now operate as two reportable segments: Carrier and Commercial, for which we provide certain information. Carrier is generally comprised of customers responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers and Commercial includes value-added resellers, the government channel and private system operator markets.

We offer a wide range of products that are classified into three categories: base station infrastructure; network systems; and installation, test, and maintenance. Base station infrastructure products are used to build, repair, and upgrade wireless telecommunication networks. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines, and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and internet networks. In this category, we have also been growing our offering of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test, and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct to end-user customers. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges and depends upon a number of factors that often differ for each relationship. We believe, however, that our strength in service, the breadth and depth of our product offerings, our information technology system, our large customer base, and our purchasing relationships with approximately 300 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Continuing Operations

First quarter of Fiscal Year 2023 Compared with First quarter of Fiscal Year 2022

Total Revenues. Revenues for the first quarter of fiscal 2023 increased 6.9% compared with the first quarter of fiscal 2022. Revenues in our Commercial segment increased 10.5%, and revenue in our Carrier segment increased 2.3%.  This increase in the Carrier segment was primarily due to increased customer pricing and gaining additional market share. The increase in Commercial segment revenues was primarily attributable to gaining additional market share, a more favorable product mix, and increased customer pricing.

Cost of Goods Sold. Cost of goods sold for the first quarter of fiscal 2023 increased 5.3% compared with the first quarter of fiscal 2022. Cost of goods sold in our Commercial segment increased by 9.9% and in our Carrier segment increased by 0.2%. The increase in cost of goods sold in the Commercial segment was largely driven by changes in revenues, as discussed above, while the increase in the Carrier segment was primarily attributable to a more favorable customer mix.

Total Gross Profit. Gross profit for the first quarter of fiscal 2023 increased by 13.6% compared to the first quarter of fiscal 2022. This increase was primarily due to increased revenues, a more favorable customer and product mix, and increased freight charged to customers. Overall gross profit margin increased from 18.8% in the first quarter of fiscal 2022 to 19.9% in the first quarter of fiscal 2023. Gross profit margin in our Carrier segment increased to 13.3% from 11.6% in the same quarter last year. Gross profit margin in our Commercial segment increased to 24.7% in the first quarter of fiscal 2023 from 24.4% in the same quarter last year. The gross margin improvement in the Carrier segment is primarily related to changes in customer and product mix. The gross margin increase in the Commercial segment is primarily attributable to product and customer mix, including higher sales of our higher margin Ventev® products. Gross margins in both segments were positively impacted by higher freight charged to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 4.5% or $964,600 for the first quarter of fiscal 2023, compared to the first quarter of fiscal 2022. Selling, general and administrative expenses as a percentage of revenues decreased from 20.6% for the first quarter of fiscal 2022, to 20.2% for the first quarter of fiscal 2023.

The increase in our selling, general and administrative expenses was primarily due to an increase of $0.8 million in corporate support expenses, an increase of $0.6 million in information technology expenses, an increase of $0.4 million in freight out, and an increase of $0.4 million in sales promotion expense. These increases were offset by a $1.2 million decrease in compensation and benefits expense. The corporate support expenses increase is attributable to higher recruiting expense for new talent acquisition, and higher professional services expenses. The increase in information technology expense is a result of higher software maintenance costs related to new software services and higher information technology temporary labor services. The increase in freight out is attributable to higher revenues and increased freight carrier costs as a result of inflationary impacts. The increase in sales promotion is attributable to increased employee travel as a result of COVID-19 restrictions being lifted. The decrease in compensation and benefits expense is primarily attributable to lower employee headcount in the first quarter of fiscal 2023 compared to the prior year same quarter.

Interest, Net. Net interest expense increased from $213,700 for the first quarter of fiscal 2022 to $259,400 for the first quarter of fiscal 2023. This increase is due to significantly higher interest rates in the first quarter of fiscal 2023 and an increase in the average amount outstanding under our 2020 Revolving Credit Facility during the first quarter of fiscal 2023 as compared to the prior year same quarter. In addition, capitalized interest increased from $210,500 in the first quarter of fiscal 2022 to $260,900 for the first quarter of fiscal 2023.

Income Taxes, Net Income and Diluted Earnings per Share. The effective tax rate increased from 1.8% in the first quarter of fiscal 2022 to 2.0% in the first quarter of fiscal 2023. Net loss of $0.5 million in the first quarter of fiscal 2023 improved significantly from the net loss of $2.2 million in the first quarter of fiscal 2022. Diluted loss per share was $0.06 for the first quarter of fiscal 2023, compared to a loss of $0.25 per share for the corresponding prior-year quarter.

Discontinued Operations. Net income from discontinued operations was $0.2 million for the first quarter of fiscal year 2023 compared to $0.5 million for the first quarter of fiscal year 2022. See Note 10, “Discontinued Operations”, to our unaudited interim Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q, for further discussion.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the three months ended June 26, 2022 and June 27, 2021.

	Three Months Ended
	June 26, 2022	June 27, 2021
Cash flow provided by (used in) operating activities	$(1,204,500)	$(5,832,300)
Cash flow provided by (used in) investing activities	(2,044,700)	(2,173,900)
Cash flow provided by (used in) financing activities	4,501,100	9,103,700
Net increase (decrease) in cash and cash equivalents	$1,251,900	$1,097,500

Net cash used in operating activities was $1.2 million for the first three months of fiscal 2023, compared with net cash used in operating activities of $5.8 million for the first three months of fiscal 2022. The reduction in net cash used in operating activities in fiscal 2023 compared to fiscal 2022 was primarily attributable to an increase in accounts receivable of $4.5 million, increase in inventory of $3.8 million, and increase in prepaid expenses and other current assets of $1.5 million, offset by a decrease in income taxes receivable of $3.8 million and an increase in accounts payable of $4.7 million.

Net cash used in investing activities was $2.0 million for the first three months of fiscal 2023, compared to net cash provided by investing activities of $2.2 million in the first three months of fiscal 2022. Fiscal 2023 and fiscal 2022 cash outflow is primarily attributable to the Company’s investments in information technology.

Net cash provided by financing activities was $4.5 million for the first three months of fiscal 2023, compared to net cash provided by financing activities of $9.1 million for the first three months of fiscal 2022. Fiscal 2023 and fiscal 2022 cash inflow is primarily attributable to the Company’s utilization of the 2020 Revolving Credit Facility

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. Terms used, but not defined, in this paragraph have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement, and the description refers to the Credit Agreement as in effect at fiscal quarter ended June 26, 2022 and without regard to subsequent events. The Credit Agreement, as amended, provides for a senior secured asset based revolving credit facility of up to $80 million (the “Revolving Credit Facility”), which matures on April 29, 2024. As of June 26, 2022, borrowings under the secured 2020 Revolving Credit Facility totaled $41.7 million; therefore, we then had $38.3 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed or referred to in Note 4 to our unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Borrowings under the Credit Agreement accrue interest at the rates as discussed in Note 4 to our unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash, payments from customers and availability under the secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several years on business opportunities for sales to our Carrier customers led to the recent expansion of our borrowing limits, as now reflected in the secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of June 26, 2022, we do not have any material capital expenditure commitments.

On December 30, 2021, TESSCO Reno Holding LLC (“Reno Holding”), an indirect wholly owned subsidiary and now owner of the Company‘s approximately 115,000 square foot operating facility located in Reno, Nevada (the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company. The indebtedness is evidenced by a Real Estate Note (“Note”) of Reno Holding that provides for monthly payments of $47,858, bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. See Note 5 to our unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion related to the Note.

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a downturn in the global economy, among other factors.

Recent Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements is contained in Note 2 to our unaudited interim Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited interim Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended March 27, 2022, filed with the SEC on May 26, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)Exhibits:

10.1

Letter Agreement dated May 30, 2022, by and between Tessco Technologies Incorporated and Lakeview Investment Group & Trading Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on June 1, 2022).

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three months ended June 26, 2022 and June 27, 2021; (ii) Consolidated Balance Sheet at June 26, 2022 and March 27, 2022; (iii) Consolidated Statement of Cash Flows for the three months ended June 26, 2022 and June 27, 2021; and (iv) Notes to Unaudited Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: July 28, 2022
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)