Form 10-Q
period 2022-09-25
TESSCO TECHNOLOGIES INC
filed 2022-10-28
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2022 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of October 24, 2022, was 9,205,508.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Balance Sheets

	September 25,	March 27,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,321,600	$1,754,000
Trade accounts receivable, net	84,801,000	75,546,300
Product inventory, net	70,573,500	55,945,300
Income taxes receivable	3,744,000	4,293,400
Prepaid expenses and other current assets	4,283,600	2,961,700
Total current assets	166,723,700	140,500,700

Property and equipment, net	10,464,100	10,835,900
Intangible assets, net	36,763,300	30,595,600
Income taxes receivable, non-current	—	3,118,600
Lease asset - right of use	7,674,200	8,910,400
Other long-term assets	8,864,400	8,552,100
Total assets	$230,489,700	$202,513,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$76,579,200	$65,254,900
Payroll, benefits and taxes	5,423,900	5,230,500
Sales tax liabilities	808,700	1,188,100
Accrued expenses and other current liabilities	1,744,500	1,455,500
Lease liability, current	2,588,400	2,566,300
Current portion of long-term debt	343,900	340,300
Total current liabilities	87,488,600	76,035,600

Deferred tax liabilities, net	145,600	145,600
Revolving line of credit	53,504,800	36,914,600
Non-current lease liability	5,292,800	6,586,200
Long-term debt	5,949,300	6,155,000
Other non-current liabilities	721,500	753,200
Total liabilities	153,102,600	126,590,200

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 9,210,583 shares issued and 9,163,170 shares outstanding as of September 25, 2022, and 9,013,449 shares issued and 8,994,249 shares outstanding as of March 27, 2022	107,400	105,900
Additional paid-in capital	69,920,900	69,166,100
Treasury stock, at cost, 47,413 shares as of September 25, 2022 and 19,200 shares as of March 27, 2022	(287,300)	(129,200)
Retained earnings	7,646,100	6,780,300
Total shareholders’ equity	77,387,100	75,923,100
Total liabilities and shareholders’ equity	$230,489,700	$202,513,300

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income (Loss)

	Three Months Ended		Six Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Revenues	$120,512,900	$108,536,200	$232,674,100	$213,492,300
Cost of goods sold	96,328,000	88,740,500	186,125,800	174,010,300
Gross profit	24,184,900	19,795,700	46,548,300	39,482,000
Selling, general and administrative expenses	22,693,100	20,988,000	45,304,500	42,634,900
Operating income (loss)	1,491,800	(1,192,300)	1,243,800	(3,152,900)
Interest expense, net	383,400	158,700	642,800	372,400
Income (loss) from continuing operations before income taxes	1,108,400	(1,351,000)	601,000	(3,525,300)
Provision for (benefit from) income taxes	(62,400)	(75,700)	(52,400)	(37,200)
Net income (loss) from continuing operations	1,170,800	(1,275,300)	653,400	(3,488,100)
Income (loss) from discontinued operations, net of taxes	(29,900)	448,600	212,400	944,100
Net income (loss)	$1,140,900	$(826,700)	$865,800	$(2,544,000)
Basic income (loss) per share
Continuing operations	$0.13	$(0.14)	$0.07	$(0.39)
Discontinued operations	$(0.00)	$0.05	$0.02	$0.11
Consolidated operations	$0.12	$(0.09)	$0.10	$(0.29)
Diluted income (loss) per share
Continuing operations	$0.13	$(0.14)	$0.07	$(0.39)
Discontinued operations	$(0.00)	$0.05	$0.02	$0.11
Consolidated operations	$0.12	$(0.09)	$0.09	$(0.29)
Basic weighted-average common shares outstanding	9,152,476	8,910,365	9,108,586	8,889,478
Effect of dilutive options and other equity instruments	26,763	—	64,832	—
Diluted weighted-average common shares outstanding	9,179,239	8,910,365	9,173,418	8,889,478

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 27, 2022	8,994,249	105,900	69,166,100	(129,200)	6,780,300	75,923,100
Issuance of common stock for 401k match	15,941	200	94,000	—	—	94,200
Repurchase of stock from employees and directors for minimum tax withholdings	(23,623)	—	—	(137,100)	—	(137,100)
Non-cash stock compensation expense	146,229	1,000	222,800	—	—	223,800
Net income (loss)	—	—	—	—	(275,100)	(275,100)
Balance at June 26, 2022	9,132,796	107,100	69,482,900	(266,300)	6,505,200	75,828,900
Issuance of common stock for 401k match	21,916	200	129,300	—	—	129,500
Repurchase of stock from employees and directors for minimum tax withholdings	(3,625)	—	—	(21,000)	—	(21,000)
Non-cash stock compensation expense	12,083	100	308,700	—	—	308,800
Net income (loss)	—	—	—	—	1,140,900	1,140,900
Balance at September 25, 2022	9,163,170	107,400	69,920,900	(287,300)	7,646,100	77,387,100

Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Issuance of common stock for 401k match	13,782	100	102,700	—	—	102,800
Repurchase of stock from employees and directors for minimum tax withholdings	(3,960)	—	—	(28,900)	—	(28,900)
Non-cash stock compensation expense	39,182	500	254,400	—	—	254,900
Exercise of stock options	1,754	—	10,900	(13,300)	—	(2,400)
Net income (loss)	—		—	—	(1,717,300)	(1,717,300)
Balance at June 27, 2021	8,884,591	104,800	67,595,700	(105,000)	7,763,800	75,359,300
Issuance of common stock for 401k match	16,419	200	110,400	—	—	110,600
Repurchase of stock from employees and directors for minimum tax withholdings	(4,244)	—	—	(24,200)	—	(24,200)
Non-cash stock compensation expense	29,959	300	367,800	—	—	368,100
Net income (loss)	—	—	—	—	(826,700)	(826,700)
Balance at September 26, 2021	8,926,725	105,300	68,073,900	(129,200)	6,937,100	74,987,100

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	September 25, 2022	September 26, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$865,800	$(2,544,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,071,300	1,245,400
Stock-based compensation expense	530,400	623,000
Change in trade accounts receivable	(9,254,700)	(7,146,300)
Change in product inventory	(14,628,200)	(3,229,900)
Change in prepaid expenses and other current assets	(1,321,900)	(484,100)
Change in income taxes receivable	3,668,000	4,230,700
Change in other assets and other liabilities	(1,111,100)	(701,700)
Change in trade accounts payable	13,709,400	(961,900)
Change in payroll, benefits and taxes	193,400	(183,900)
Change in sales tax liabilities	(379,400)	62,100
Change in accrued expenses and other current liabilities	480,500	(1,224,200)
Net cash provided by (used in) operating activities	(6,176,500)	(10,314,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,477,000)	(3,773,700)
Net cash provided by (used in) investing activities	(8,477,000)	(3,773,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving line of credit long term	145,822,400	139,825,300
Repayments to revolving line of credit long term	(129,232,300)	(124,725,700)
Payments of debt issuance costs	(34,900)	—
Payments on long term debt	(175,300)	—
Proceeds from issuance of stock	(700)	—
Repurchase of stock from employees and directors for minimum tax withholdings	(158,100)	(66,400)
Net cash provided by (used in) financing activities	16,221,100	15,033,200

Net increase (decrease) in cash and cash equivalents	1,567,600	944,700

CASH AND CASH EQUIVALENTS, beginning of period	1,754,000	1,110,000

CASH AND CASH EQUIVALENTS, end of period	$3,321,600	$2,054,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Capital expenditures included in accounts payable	$2,109,800	$3,883,100

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

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheets as of September 25, 2022, consists of capitalized software for internal use, indefinite-lived intangible assets, and an immaterial amount of costs capitalized for software to be sold. Capitalized software for internal use, net of accumulated amortization, was $35,213,800 and $29,463,100 as of September 25, 2022 and March 27, 2022, respectively. Amortization expense of capitalized software for internal use was $165,700 and $198,100 for the three months ended September 25, 2022 and September 26, 2021, respectively. Amortization expense of capitalized software for internal use was $355,200 and $395,200 for the six months ended September 25, 2022 and September 26, 2021, respectively. The Company continues to capitalize costs related to an ongoing information technology project, which will be amortized after the project has been completed and placed in-service. This project is expected to be completed during the fourth quarter of fiscal 2023.

Indefinite-lived intangible assets were $795,400 as of September 25, 2022 and March 27, 2022.

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

The Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $80 million (the “2020 Revolving Credit Facility”), which matures on April 29, 2024. The 2020 Revolving Credit Facility includes a $5.0 million letter of credit sublimit and provides for the issuance of Swingline Loans. The applicable Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the 2020 Revolving Credit Facility to an aggregate commitment amount of up to $125 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of an Aged Inventory Cap (currently $2,500,000 and which reduces over time to $2,000,000) and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

Borrowings initially accrued interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, (i) if the Fixed Charge Coverage Ratio was less than 1.10:1.00, then the LIBOR Rate plus 2.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the LIBOR Rate plus 2.00%; (B) if a Base Rate Loan, (i) if the Fixed Charge Coverage Ratio was less than 1.10:1.00, then the Base Rate plus 1.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the Base Rate plus 1.00%. Pursuant to Amendment No. 3, the Base Rate Margin was changed and is now equal to 1.25% through December 31, 2022 and at all times thereafter that the Monthly Average Excess Availability for the most recently ended calendar month is less than 40% of the Maximum Revolver Amount, or 1.00%, if, after December 31, 2022, the Monthly Average Excess Availability is equal to or more than 40% of the Maximum Revolver Amount; and the LIBOR Rate Margin (or the Daily One Month LIBOR Rate Margin for LIBOR Rate Loans determined by reference to the Daily One Month LIBOR), is now equal to 2.25% through December 31, 2022 and at all times thereafter that the Monthly Average Excess Availability for the most recently ended calendar month is less than 40% of the Maximum Revolver Amount, or 2.00% if, after December 31, 2022, equal to or more than 40% of the Maximum Revolver Amount. The Credit Agreement previously contained a LIBOR floor of 0.25% so that if the LIBOR Rate is below 0.25%, then the LIBOR Rate will be deemed to be equal to 0.25% for purposes of the Credit Agreement, but that floor is now equal to 0.00%

The Company is required to pay a monthly Unused Line Fee on the average daily unused portion of the 2020 Revolving Credit Facility, at a per annum rate equal to 0.25%.

The Credit Agreement initially contained one financial covenant, a Fixed Charge Coverage Ratio, which under the terms of the Credit Agreement as initially established, was tested only if Excess Availability (generally, borrowing availability less the aggregate of trade payables and book overdrafts, each in excess of historical amounts) was less than the greater of (a) 16.7% of the maximum amount of the Credit Facility (at closing, $12,525,000) and (b) $12,500,000. The application of this covenant and the Excess Availability requirement have since been modified pursuant to Amendment No. 3 discussed below. In addition, the Credit Agreement contains provisions that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

Borrowings under the 2020 Revolving Credit Facility were initially used to pay all indebtedness outstanding under the previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto and Truist Bank as administrative agent, and may be used for working capital and other general corporate purposes, and as further provided in, and subject to the applicable terms of, the Credit Agreement. As amended as discussed below, the 2020 Revolving Credit Facility currently provides for borrowings of up to $80.0 million. As of September 25, 2022, borrowings under the 2020 Revolving Credit Facility totaled $53.5 million and, therefore, the Company had $26.5 million available for borrowing, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced here, including the Availability Block discussed below. The 2020 Revolving Credit Facility has no lockbox arrangement associated with it and, therefore the outstanding balance is classified as a long-term liability on the Consolidated Balance Sheet as of September 25, 2022. Accordingly, borrowings from and repayments to the Company’s current line of credit are reflected on a gross basis in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

On September 25, 2022, the interest rate applicable to borrowings under the 2020 Revolving Credit Facility was 5.33%. The weighted average interest rate on borrowings under the Company’s Revolving Credit Facility for the second quarter of fiscal year 2023 was 4.71%. Under certain circumstances, the Applicable Rate is subject to change at the Lenders’ option from the Eurodollar Rate plus the Applicable Margin to the Base Rate plus the Applicable Margin.

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

Amendment No. 1

Pursuant to Amendment No. 1 to Credit Agreement dated July 12, 2021 (“Amendment No. 1”), between Tessco and Wells, Wells agreed to a 25-basis point reduction in certain otherwise applicable rates and fees over an agreed period, and the Company and Wells agreed to, among others, certain changes related to the LIBOR rate option to simplify day-to-day management of the 2020 Revolving Credit Facility. These terms have since been further amended and, pursuant to Amendment No. 3 (as defined below), these interest rate terms have been superseded, with the methodology for determining the Applicable Margin now as discussed above.

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

Amendment No. 3

On January 5, 2022, at the Company’s request, the Company and its operating subsidiaries, and Wells, entered into Amendment No. 3 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement (“Amendment No. 3”), subject to the terms and conditions of which Wells agreed to increase the Commitment under the 2020 Revolving Credit Facility from $75 million to $80 million. Among the terms and conditions, the Company agreed to revert to the interest rate margins originally provided for under the terms of the 2020 Revolving Credit Facility (and which had previously been modified pursuant to Amendment No. 1 to Credit Agreement), as well as change to the methodology for determining the Applicable Margin, as discussed above, and agreed to a $10 million Availability Block for calendar year 2022, but was relieved of any Fixed Charge Coverage Ratio testing for the same period without regard to the amount of Excess Availability during that period. Commencing January 1, 2023, a $15 million Excess Availability requirement will be imposed unless a Fixed Charge Coverage Ratio of 1:1 is achieved. As of September 25, 2022, the Company does not currently meet the Fixed Charge Covenant Ratio. As a result, our availability under the Revolving Credit Facility for the remainder of calendar 2022 is $70 million after accounting for the Availability Block and will be reduced to $65 million on January 1, 2023 upon expiration of the Availability Block and anticipated re-imposition of the Excess Availability requirement, in each case subject to the Borrowing Base limitations and compliance with the other terms.

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

The principal maturities of debt outstanding at September 25, 2022, were as follows:

2023	$178,300
2024	365,700
2025	378,200
2026	391,200
2027	404,600
Thereafter	4,799,000
Total	$6,517,000

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. The number of diluted weighted-average common shares was 9,179,239 for the three months ended September 25, 2022, and 9,173,418 for the six months ended September 25, 2022. At September 25, 2022, stock options with respect to 709,500 shares of common stock were outstanding, of which 614,500 were anti-dilutive and not included in diluted EPS because the stock options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive performance stock units (“PSUs”) or restricted stock units (RSUs”) outstanding as of September 25, 2022.

Note 7. Business Segments

The Company has two reportable segments, Carrier and Commercial, which are identified based on the information reviewed by the Chief Operating Decision Maker (“CODM”) and are consistent with how the business is managed. Carrier is generally comprised of customers responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers and Commercial includes value-added resellers, the government channel and private system operator markets. Ventev®, the Company’s proprietary brand that manufactures products, is primarily included in the Commercial segment. There is a mix of products that the Company sells that are marketed to both segments, as well as certain product classes that primarily serve one segment. As a value-add distributor of products from over 300 manufacturers, the Company sells products across a large number of product groups and industries and, as a result, it is impracticable to provide segment information at the product group level. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

Segment activity for the second quarter and first six months of fiscal years 2023 and 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenues
Carrier	$51,921	$46,918	$98,986	$92,938
Commercial	68,592	61,618	133,688	120,554
Total revenues	$120,513	$108,536	$232,674	$213,492

Gross Profit
Carrier	$6,870	$5,560	$13,135	$10,881
Commercial	17,315	14,236	33,413	28,601
Total gross profit	$24,185	$19,796	$46,548	$39,482

The table below presents total assets by reportable segments. For the Carrier and Commercial segments, total assets are primarily comprised of accounts receivable.

	September 25, 2022	March 27, 2022
Total Assets
Carrier	$45,639	$38,705
Commercial	39,045	36,797
Corporate	145,806	127,012
Total assets	$230,490	$202,513

The CODM reviews segment results using Gross profit as the segment measure of profit or loss and the Company does not allocate expenses below Gross profit to the segments.

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. For the six months ended September 25, 2022 and September 26, 2021, the aggregate value of the shares withheld totaled $158,100 and $66,400, respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the three and six months ended September 25, 2022 and September 26, 2021, no customers accounted for more than 10% of consolidated revenues in any period.

For the three months ended September 25, 2022 and September 26, 2021, sales of products purchased from the Company’s largest supplier accounted for 31.4% and 29.0% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenues in either quarter.

For the six months ended September 25, 2022 and September 26, 2021, sales of products purchased from the Company’s largest supplier accounted for 31.4% and 31.1% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenues in either period.

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

The accompanying unaudited interim Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the three and six months ended September 25, 2022 and September 26, 2021:

	Three Months Ended		Six Months Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021

Revenues	$146,000	$1,110,100	$310,000	$2,608,900
Cost of goods sold	300,000	698,000	300,000	1,122,900
Gross profit	(154,000)	412,100	10,000	1,486,000
Selling, general and administrative expenses	(100,200)	(31,200)	(174,000)	553,200
Income (loss) from operations before income taxes	(53,800)	443,300	184,000	932,800
Provision for (benefit from) income taxes	(23,900)	(5,300)	(28,400)	(11,300)
Net income (loss) attributable to discontinued operations	$(29,900)	$448,600	$212,400	$944,100

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

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for the six months ended September 25, 2022 and September 26, 2021 was $0.6 million and $4.6 million, respectively.

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

We now operate as two reportable segments: Carrier and Commercial, for which we provide certain information. Carrier is generally comprised of customers responsible for building and maintaining the infrastructure system and providing airtime service to individual subscribers and Commercial includes value-added resellers, the government channel, and private system operator markets.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell direct to end-user customers. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges and depends upon a number of factors that often differ for each relationship. We believe, however, that our strength in service, the breadth and depth of our product offerings, our large customer base, and our purchasing relationships with approximately 300 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Continuing Operations

Second quarter of Fiscal Year 2023 Compared with Second quarter of Fiscal Year 2022

Total Revenues. Revenues for the second quarter of fiscal 2023 increased 11.0% compared with the second quarter of fiscal 2022. Revenues in our Commercial segment increased 11.3%, and revenue in our Carrier segment increased 10.7%.  This increase in the Carrier segment was primarily due to gaining additional market share and increased customer pricing. The increase in Commercial segment revenues was primarily attributable to gaining additional market share, a more favorable product mix, and increased customer pricing.

Cost of Goods Sold. Cost of goods sold for the second quarter of fiscal 2023 increased 8.6% compared with the second quarter of fiscal 2022. Cost of goods sold in our Commercial and Carrier segments increased by 8.2% and 8.9%, respectively. The increase in cost of goods sold in both segments was largely driven by changes in revenues, as discussed above.

Total Gross Profit. Gross profit for the second quarter of fiscal 2023 increased by 22.2% compared to the second quarter of fiscal 2022. This increase was primarily due to increased revenues, a more favorable customer and product mix, and increased freight charged to customers. Overall gross profit margin increased from 18.2% in the second quarter of fiscal 2022 to 20.1% in the second quarter of fiscal 2023. Gross profit margin in our Carrier segment increased to 13.2% from 11.9% in the same quarter last year. Gross profit margin in our Commercial segment increased to 25.2% in the second quarter of fiscal 2023 from 23.1% in the same quarter last year. The gross margin improvement in the Carrier segment is primarily related to changes in customer and product mix. The gross margin increase in the Commercial segment is primarily attributable to product and customer mix, including higher sales of our higher margin Ventev® products. Gross margins in both segments were positively impacted by higher freight charged to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 8.1% or $1,705,100 for the second quarter of fiscal 2023, compared to the second quarter of fiscal 2022. Selling, general and administrative expenses as a percentage of revenues decreased from 19.3% for the second quarter of fiscal 2022, to 18.8% for the second quarter of fiscal 2023.

The increase in our selling, general and administrative expenses was primarily due to an increase of $0.7 million in corporate support expenses and an increase of $0.8 million in freight out. The corporate support expenses increase is attributable to higher professional services expense and higher recruiting expense for new talent acquisition. The increase in freight out is attributable to higher revenues and increased freight carrier costs as a result of inflationary impacts.

Interest, Net. Net interest expense increased from $158,700 for the second quarter of fiscal 2022 to $383,400 for the second quarter of fiscal 2023. This increase is due to significantly higher interest rates in the second quarter of fiscal 2023 and an increase in the average amount outstanding under our 2020 Revolving Credit Facility during the second quarter of fiscal 2023 as compared to the prior year same quarter. In addition, capitalized interest increased from $137,100 in the second quarter of fiscal 2022 to $432,100 for the second quarter of fiscal 2023, which is attributable to higher interest expense and an increase in capital expenditures associated with our ongoing information technology project.

Income Taxes, Net Income and Diluted Earnings per Share. The Company reported an income tax benefit of $0.1 million in both the second quarter of fiscal 2022 and fiscal 2023, respectively. Net income of $1.2 million in the second quarter of fiscal 2023 improved significantly from the net loss of $1.3 million in the second quarter of fiscal 2022. Diluted earnings per share was $0.13 for the second quarter of fiscal 2023, compared to a loss of $0.14 per share for the corresponding prior-year quarter.

Discontinued Operations. Net loss from discontinued operations was less than $0.1 million for the second quarter of fiscal year 2023 compared to net income of $0.4 million for the second quarter of fiscal year 2022. See Note 10, “Discontinued Operations”, to our unaudited interim Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q, for further discussion.

First Six Months of Fiscal Year 2023 Compared with First Six Months of Fiscal Year 2022

Total Revenues. Revenues for the first six months of fiscal 2023 increased 9.0% compared with the first six months of fiscal 2022. Revenues in our Commercial segment increased 10.9%, and revenue in our Carrier segment increased 6.5%.  This increase in the Carrier segment was primarily due to gaining additional market share and increased customer pricing. The increase in Commercial segment revenues was primarily attributable to gaining additional market share, a more favorable product mix, and increased customer pricing.

Cost of Goods Sold. Cost of goods sold for the first six months of fiscal 2023 increased 7.0% compared with the first six months of fiscal 2022. Cost of goods sold in our Commercial and Carrier segments increased by 9.1% and 4.6%, respectively. The increase in cost of goods sold in both segments was largely driven by changes in revenues, as discussed above.

Total Gross Profit. Gross profit for the first six months of fiscal 2023 increased by 17.9% compared to the first six months of fiscal 2022. This increase was primarily due to increased revenues, a more favorable customer and product mix, and increased freight charged to customers. Overall gross profit margin increased from 18.5% in the first six months of fiscal 2022 to 20.0% in the first six months of fiscal 2023. Gross profit margin in our Carrier segment increased to 13.3% in the first six months of fiscal 2023 from 11.7% in the first six months of fiscal 2022. Gross profit margin in our Commercial segment increased to 25.0% in the first six months of fiscal 2023 from 23.7% in the first six months of fiscal 2022. The gross margin improvement in the Carrier segment is primarily related to changes in customer and product mix. The gross margin increase in the Commercial segment is primarily attributable to product and customer mix, including higher sales of our higher margin Ventev® products. Gross margins in both segments were positively impacted by higher freight charged to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 6.3% or $2,669,600 for the first six months of fiscal 2023, compared to the first six months of fiscal 2022. Selling, general and administrative expenses as a percentage of revenues decreased from 20.0% for the first six months of fiscal 2022, to 19.5% for the first six months of fiscal 2023.

The increase in our selling, general and administrative expenses was primarily due to an increase of $1.4 million in corporate support expenses and an increase of $1.1 million in freight out. The corporate support expenses increase is attributable to higher professional services expense and higher recruiting expense for new talent acquisition. The increase in freight out is attributable to higher revenues and increased freight carrier costs as a result of inflationary impacts.

Interest, Net. Net interest expense increased from $372,400 for the first six months of fiscal 2022 to $642,800 for the first six months of fiscal 2023. This increase is due to significantly higher interest rates in the first six months of fiscal 2023 and an increase in the average amount outstanding under our 2020 Revolving Credit Facility during the first six months of fiscal 2023 as compared to the first six months of fiscal 2022. In addition, capitalized interest increased from $347,600 in the first six months of fiscal 2022 to $705,300 for the first six months of fiscal 2023, which is attributable to higher interest expense and an increase in capital expenditures associated with our ongoing information technology project.

Income Taxes, Net Income and Diluted Earnings per Share. The Company reported an income tax benefit of $0.1 million in the first six months of fiscal 2023 as compared to a benefit of $37,200 in the first six months of fiscal 2022. Net income of $0.7 million in the first six months of fiscal 2023 improved significantly from the net loss of $3.5 million in the first six months of fiscal 2022. Diluted earnings per share was $0.07 for the first six months of fiscal 2023, compared to a loss of $0.39 per share for the first six months of fiscal 2022.

Discontinued Operations. Net income from discontinued operations was $0.2 million for the first six months of fiscal year 2023 compared to $0.9 million for the first six months of fiscal year 2022. See Note 10, “Discontinued Operations”, to our unaudited interim Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q, for further discussion.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the six months ended September 25, 2022 and September 25, 2021.

	Six Months Ended
	September 25, 2022	September 26, 2021
Cash flow provided by (used in) operating activities	$(6,176,500)	$(10,314,800)
Cash flow provided by (used in) investing activities	(8,477,000)	(3,773,700)
Cash flow provided by (used in) financing activities	16,221,100	15,033,200
Net increase (decrease) in cash and cash equivalents	$1,567,600	$944,700

Net cash used in operating activities was $6.2 million for the first six months of fiscal 2023, compared with net cash used in operating activities of $10.3 million for the first six months of fiscal 2022. Net cash used in operating activities in fiscal 2023 was primarily attributable to an increase in accounts receivable of $9.3 million and an increase in inventory of $14.6 million, offset by a decrease in income taxes receivable of $3.7 million and an increase in accounts payable of $13.7 million. Net cash used in operating activities in fiscal 2022 was primarily attributable to a net loss of $2.5 million, an increase in accounts receivable of $7.1 million, an increase in inventory of $3.2 million and a decrease in accounts payable of $1.0 million, offset by a decrease in income taxes receivable of $4.2 million.

Net cash used in investing activities was $8.5 million for the first six months of fiscal 2023, compared to net cash provided by investing activities of $3.8 million in the first six months of fiscal 2022. Fiscal 2023 and fiscal 2022 cash outflow is primarily attributable to the Company’s investments in information technology.

Net cash provided by financing activities was $16.2 million for the first six months of fiscal 2023, compared to net cash provided by financing activities of $15.0 million for the first six months of fiscal 2022. Fiscal 2023 and fiscal 2022 cash inflow is primarily attributable to the Company’s utilization of the 2020 Revolving Credit Facility

On October 29, 2020, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. Terms used, but not defined, in this paragraph have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement, and the description refers to the Credit Agreement as in effect at fiscal quarter ended September 25, 2022 and without regard to subsequent events. The Credit Agreement, as amended, provides for a senior secured asset- based revolving credit facility of up to $80 million (the “Revolving Credit Facility”), which matures on April 29, 2024. As of September 25, 2022, borrowings under the secured 2020 Revolving Credit Facility totaled $53.5 million; therefore, we then had $26.5 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed or referred to in Note 4 to our unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q (“Note 4”). We do not now, nor do we expect in the near future to, meet the Fixed Charge Coverage Ratio and, therefore our current availability under the Revolving Credit Facility is limited to $70 million and will be reduced to $65 million on January 1, 2023, in each case subject to the Borrowing Base limitations and compliance with the other terms. Borrowings under the Credit Agreement accrue interest at the rates as discussed in Note 4.

We believe that our existing cash, payments from customers and current and anticipated future availability under the secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months. We are, however, focused on the pending reimposition of the Excess Availability requirement under our Revolving Credit Facility, and the corresponding decrease in availability to $65 million, which, as discussed above is expected to occur on January 1, 2023. The $11.8 million increase in outstanding borrowings in the second quarter of fiscal 2023 as compared to the first quarter of fiscal 2023 is largely due to a $6.4 million cash outflow from investing activities in the second quarter of fiscal 2023 that is primarily related to the Company’s ongoing information technology project implementation, and a $4.4 million increase in accounts receivable balance from the first quarter of fiscal 2023 to the second quarter. Although we are working to reduce these values, we nevertheless expect these levels to remain elevated for the remainder of the current fiscal year. That, together with re-imposition of the Excess Availability requirement after January 1, 2023 and elevated inventory levels that will persist into the second half of the year, is expected to limit additional borrowings under our Revolving Credit Facility in the second half of fiscal 2023. We have engaged in initial discussions with our lender in an effort to maintain or increase our current borrowing availability, although no assurances can be given that we will be successful in these efforts or that an inability to borrow yet additional amounts, if needed, will not adversely affect our business or financial results.

To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several years on business opportunities for sales to our Carrier customers led to the recent expansion of our borrowing limits, as now reflected in the secured Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of September 25, 2022, we do not have any material capital expenditure commitments.

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
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three and six months ended September 25, 2022 and September 26, 2021; (ii) Consolidated Balance Sheet at September 25, 2022 and March 27, 2022; (iii) Consolidated Statement of Cash Flows for the six months ended September 25, 2022 and September 26, 2021; and (iv) Notes to Unaudited Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: October 28, 2022
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)