Form 10-Q
period 2022-12-25
TESSCO TECHNOLOGIES INC
filed 2023-02-08
CIK 927355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2022 or

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

Yes ☐       No ☑

The number of shares of the registrant’s Common Stock, $0.01 par value per share, outstanding as of February 3, 2023 was 9,230,017.

TESSCO Technologies Incorporated

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TESSCO Technologies Incorporated

Consolidated Balance Sheets

	December 25,	March 27,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,271,800	$1,754,000
Trade accounts receivable, net	79,497,400	75,546,300
Product inventory, net	70,855,700	55,945,300
Income taxes receivable	3,741,800	4,293,400
Prepaid expenses and other current assets	4,660,500	2,961,700
Total current assets	162,027,200	140,500,700

Property and equipment, net	10,554,900	10,835,900
Intangible assets, net	40,731,500	30,595,600
Income taxes receivable, non-current	—	3,118,600
Lease asset - right of use	7,012,500	8,910,400
Other long-term assets	9,411,300	8,552,100
Total assets	$229,737,400	$202,513,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$66,254,800	$65,254,900
Payroll, benefits and taxes	6,381,200	5,230,500
Sales tax liabilities	1,283,300	1,188,100
Accrued expenses and other current liabilities	1,676,800	1,455,500
Current portion of lease liability	2,498,300	2,566,300
Current portion of long-term debt	347,000	340,300
Total current liabilities	78,441,400	76,035,600

Deferred tax liabilities, net	145,600	145,600
Revolving line of credit	61,584,000	36,914,600
Non-current portion of lease liability	4,746,000	6,586,200
Long-term debt	5,861,400	6,155,000
Other non-current liabilities	705,700	753,200
Total liabilities	151,484,100	126,590,200

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 500,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 9,252,613 shares issued and 9,205,200 shares outstanding as of December 25, 2022, and 9,013,449 shares issued and 8,994,249 shares outstanding as of March 27, 2022	107,900	105,900
Additional paid-in capital	70,361,900	69,166,100
Treasury stock, at cost, 47,413 shares as of December 25, 2022 and 19,200 shares as of March 27, 2022	(287,300)	(129,200)
Retained earnings	8,070,800	6,780,300
Total shareholders’ equity	78,253,300	75,923,100
Total liabilities and shareholders’ equity	$229,737,400	$202,513,300

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Income (Loss)

	Three Months Ended		Nine Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021

Revenues	$114,879,700	$102,462,400	$347,863,800	$315,954,700
Cost of goods sold	91,188,600	82,841,600	277,614,400	256,852,000
Gross profit	23,691,100	19,620,800	70,249,400	59,102,700
Selling, general and administrative expenses	22,715,800	19,403,800	67,846,300	62,038,600
Operating income (loss)	975,300	217,000	2,403,100	(2,935,900)
Interest expense, net	516,400	131,000	1,159,200	503,400
Income (loss) from continuing operations before income taxes	458,900	86,000	1,243,900	(3,439,300)
Provision for (benefit from) income taxes	34,200	(1,129,000)	(46,600)	(1,166,200)
Net income (loss) from continuing operations	424,700	1,215,000	1,290,500	(2,273,100)
Income (loss) from discontinued operations, net of taxes	—	243,800	—	1,187,900
Net income (loss)	$424,700	$1,458,800	$1,290,500	$(1,085,200)
Basic income (loss) per share
Continuing operations	$0.05	$0.14	$0.14	$(0.26)
Discontinued operations	$—	$0.03	$—	$0.13
Consolidated operations	$0.05	$0.16	$0.14	$(0.12)
Diluted income (loss) per share
Continuing operations	$0.05	$0.14	$0.14	$(0.26)
Discontinued operations	$—	$0.03	$—	$0.13
Consolidated operations	$0.05	$0.16	$0.14	$(0.12)
Basic weighted-average common shares outstanding	9,199,494	8,957,502	9,138,889	8,910,857
Effect of dilutive options and other equity instruments	17,654	39,335	49,106	—
Diluted weighted-average common shares outstanding	9,217,148	8,996,837	9,187,995	8,910,857

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional			Total
			Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 27, 2022	8,994,249	105,900	69,166,100	(129,200)	6,780,300	75,923,100
Issuance of common stock for 401k match	15,941	200	94,000	—	—	94,200
Shares withheld from employees and directors for minimum tax withholdings	(23,623)	—	—	(137,100)	—	(137,100)
Non-cash stock compensation expense	146,229	1,000	222,800	—	—	223,800
Net income (loss)	—	—	—	—	(275,100)	(275,100)
Balance at June 26, 2022	9,132,796	107,100	69,482,900	(266,300)	6,505,200	75,828,900
Issuance of common stock for 401k match	21,916	200	129,300	—	—	129,500
Shares withheld from employees and directors for minimum tax withholdings	(3,625)	—	—	(21,000)	—	(21,000)
Non-cash stock compensation expense	12,083	100	308,700	—	—	308,800
Net income (loss)	—	—	—	—	1,140,900	1,140,900
Balance at September 25, 2022	9,163,170	107,400	69,920,900	(287,300)	7,646,100	77,387,100
Issuance of common stock for 401k match	25,079	300	103,500	—	—	103,800
Proceeds from issuance of stock	16,951	200	71,400	—	—	71,600
Non-cash stock compensation expense	—	—	266,100	—	—	266,100
Net income (loss)	—	—	—	—	424,700	424,700
Balance at December 25, 2022	9,205,200	107,900	70,361,900	(287,300)	8,070,800	78,253,300

Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Issuance of common stock for 401k match	13,782	100	102,700	—	—	102,800
Shares withheld from employees and directors for minimum tax withholdings	(3,960)	—	—	(28,900)	—	(28,900)
Non-cash stock compensation expense	39,182	500	254,400	—	—	254,900
Exercise of stock options	1,754	—	10,900	(13,300)	—	(2,400)
Net income (loss)	—		—	—	(1,717,300)	(1,717,300)
Balance at June 27, 2021	8,884,591	104,800	67,595,700	(105,000)	7,763,800	75,359,300
Issuance of common stock for 401k match	16,419	200	110,400	—	—	110,600
Shares withheld from employees and directors for minimum tax withholdings	(4,244)	—	—	(24,200)	—	(24,200)
Non-cash stock compensation expense	29,959	300	367,800	—	—	368,100
Net income (loss)	—	—	—	—	(826,700)	(826,700)
Balance at September 26, 2021	8,926,725	105,300	68,073,900	(129,200)	6,937,100	74,987,100
Issuance of common stock for 401k match	20,554	200	113,200	—	—	113,400
Proceeds from issuance of stock	15,653	100	80,900	—	—	81,000
Non-cash stock compensation expense	—	—	101,700	—	—	101,700
Net income (loss)	—	—	—	—	1,458,800	1,458,800
Balance at December 26, 2021	8,962,932	105,600	68,369,700	(129,200)	8,395,900	76,742,000

See accompanying notes to unaudited consolidated financial statements.

TESSCO Technologies Incorporated

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	December 25, 2022	December 26, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,290,500	$(1,085,200)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,592,800	1,878,400
Stock-based compensation expense	796,500	724,700
Change in trade accounts receivable	(3,951,100)	1,658,800
Change in product inventory	(14,910,400)	2,735,300
Change in prepaid expenses and other current assets	(1,511,500)	446,100
Change in income taxes receivable	3,670,200	3,062,600
Change in other assets and other liabilities	(1,695,500)	(887,200)
Change in trade accounts payable	3,855,000	(6,057,800)
Change in payroll, benefits and taxes	1,150,700	(1,198,300)
Change in sales tax liabilities	95,200	(111,900)
Change in accrued expenses and other current liabilities	541,700	(867,900)
Net cash provided by (used in) operating activities	(9,075,900)	297,600

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,501,900)	(7,988,300)
Net cash provided by (used in) investing activities	(13,501,900)	(7,988,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving line of credit long term	220,846,400	204,515,300
Repayments to revolving line of credit long term	(196,177,000)	(196,827,000)
Payments of debt issuance costs	(222,300)	—
Payments on long term debt	(264,000)	—
Proceeds from issuance of stock	70,600	81,000
Repurchase of stock from employees and directors for minimum tax withholdings	(158,100)	(66,400)
Net cash provided by (used in) financing activities	24,095,600	7,702,900

Net increase (decrease) in cash and cash equivalents	1,517,800	12,200

CASH AND CASH EQUIVALENTS, beginning of period	1,754,000	1,110,000

CASH AND CASH EQUIVALENTS, end of period	$3,271,800	$1,122,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Capital expenditures included in accounts payable	$1,639,800	$3,362,900

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

On October 28, 2020, the Company entered into a definitive Inventory Purchase Agreement (the “Agreement”) which, at a closing held on December 2, 2020, resulted in the Company’s exit from its retail business through the sale to Voice Comm, LLC, a Delaware limited liability company (“Voice Comm”), of most of the Company’s retail inventory, the Ventev brand as it relates to mobile device accessory products, and certain other retail-related assets. The accompanying unaudited interim Consolidated Financial Statements for all fiscal year 2022 periods presented reflect the results of the Retail segment as a discontinued operation. The activity related to discontinued operations for fiscal year 2023 has been immaterial and therefore is included within results from continuing operations. See Note 10, “Discontinued Operations”, for further information.

Note 2. Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. This ASU is effective for annual periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this new standard will have on its Consolidated Financial Statements and will adopt the standard on the first day of the Company’s 2024 fiscal year.

Note 3. Intangible Assets

Intangible assets, net on our Consolidated Balance Sheets as of December 25, 2022, consists of capitalized software for internal use, and indefinite-lived intangible assets. Capitalized software for internal use, net of accumulated amortization, was $38,859,000 and $29,463,100 as of December 25, 2022 and March 27, 2022, respectively. Amortization expense of capitalized software for internal use was $143,400 and $263,200 for the three months ended December 25, 2022 and December 26, 2021, respectively. Amortization expense of capitalized software for internal use was $498,600 and $658,400 for the nine months ended December 25, 2022 and December 26, 2021, respectively.  During the nine months ended December 25, 2022, and December 26, 2021, the Company continued to capitalize costs related to an ongoing information technology project. This project was launched during the fourth quarter of fiscal 2023; accordingly, amortization of the project costs will commence in the fourth quarter of fiscal 2023.

Indefinite-lived intangible assets were $795,400 as of December 25, 2022 and March 27, 2022.

Note 4. Borrowings Under Revolving Credit Facility

On October 29, 2020, the Company entered into a Credit Agreement among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following paragraphs of this Note 4 have the meanings set forth in the Credit Agreement (as defined below) or the related Guaranty and Security Agreement. This facility replaced a previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto (which included Wells) and Truist Bank (successor by merger to SunTrust Bank), as administrative agent. The discussion below is a summary and is qualified in its entirety by the actual terms of the Credit Agreement and related documents, including Amendment Nos. 1, 2, 3, and 4, and references below to the “Credit Agreement” include the Credit Agreement, together with such amendments, except in each case where otherwise indicated or the context otherwise requires.

The Credit Agreement, as amended in Amendment No. 4 discussed below, now provides for a senior secured asset-based revolving credit facility of up to $105 million (the “Revolving Credit Facility”) with a $10 million Availability Block that is in effect at all times, which effectively limits the maximum borrowings under the Revolving Credit Facility to $95 million. The Revolving Credit Facility matures on April 29, 2025 and includes a $5.0 million letter of credit sublimit and provides for the issuance of Swingline Loans. The Credit Agreement also includes a provision permitting the Company, subject to certain conditions, to increase the aggregate amount of the commitments under the Revolving Credit Facility to an aggregate commitment amount of up to $155 million with optional additional commitments from then existing Lenders or new commitments from additional lenders, although no Lender is obligated to increase its commitment. Availability is determined in accordance with the Borrowing Base, which is generally 85% of Eligible Accounts minus the Dilution Reserve, plus a calculated value of Eligible Inventory aged less than 181 days plus the lesser of an Aged Inventory Cap (currently $2,250,000 and which reduces over time to $2,000,000) and a calculated value of Inventory aged more than 180 days minus a calculated Reserve, as further detailed and set forth in the Credit Agreement.

When the facility was initially established pursuant to the Credit Agreement, Borrowings accrued interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, (i) if the Fixed Charge Coverage Ratio was less than 1.10:1.00, then the LIBOR Rate plus 2.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the LIBOR Rate plus 2.00%; (B) if a Base Rate Loan, (i) if the Fixed Charge Coverage Ratio

was less than 1.10:1.00, then the Base Rate plus 1.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the Base Rate plus 1.00%.

Pursuant to Amendment No. 4, Borrowings now accrue interest from the applicable borrowing date:  (A) if a SOFR Rate Loan, (i) at a per annum rate equal to the SOFR Rate plus a SOFR Adjustment of 10 basis points (to remain pricing neutral for transition from LIBOR to SOFR) plus the SOFR Rate Margin of 2.25% until the later of December 31, 2023 and meeting a Fixed Charge Coverage Ratio for the trailing twelve months of not less than 1.0 to 1.0, and (ii) thereafter, at a per annum rate equal to the SOFR Rate plus a SOFR Adjustment of 10 basis points (to remain pricing neutral for transition from LIBOR to SOFR) plus the SOFR Rate Margin of 1.75% if Excess Availability is greater than 30%, 2.00% if Excess Availability is at least 20% but less than or equal to 30%, and 2.25% if Excess Availability is less than 20% or (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% until the later of December 31, 2023 and meeting a Fixed Charge Coverage Ratio for the trailing twelve months of not less than 1.0 to 1.0, and (ii) thereafter, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 0.75% if Excess Availability is greater than 30%, of 1.00% if Excess Availability is at least 20% but less than or equal to 30%, and of 1.25% if Excess Availability is less than 20%. Excess Availability for these purposes is determined without giving effect to the $10 million Availability Block.

The Company was previously required to pay a monthly Unused Line Fee on the average daily unused portion of the Revolving Credit Facility at a per annum rate equal to 0.25%. Pursuant to Amendment No. 4, the Company is now required to pay a monthly Unused Line Fee based on the average quarterly revolver usage, at a per annum rate equal to 0.25% of the unused Revolving Credit Facility if usage is greater than 50%, and 0.50% of the unused Revolving Credit Facility if usage is less than 50%.

The Credit Agreement contains one financial covenant, a 1:1 Fixed Charge Coverage Ratio, which was historically only tested if Excess Availability (generally, borrowing availability less the aggregate of trade payables and book overdrafts, each in excess of historical amounts), without giving effect to the $10 million Availability Block, is less than the greater of (a) 15% of the Maximum Revolver Amount and (b) $15,750,000. Pursuant to Amendment No. 3, as discussed below, the Company was relieved of any Fixed Charge Coverage Ratio testing through calendar year 2022, without regard to the amount of Excess Availability during that period. The covenant has been re-imposed pursuant to Amendment No. 4, however, but only if Excess Availability falls below that described above. In addition, the Credit Agreement contains provisions that could limit our ability to engage in specified transactions or activities, including (but not limited to) investments and acquisitions, sales of assets, payment of dividends, issuance of additional debt and other matters.

As of December 25, 2022, borrowings under the Revolving Credit Facility totaled $61.6 million and, therefore, the Company had $33.4 million available for borrowing, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced herein, and including the $10 million Availability Block discussed above. The Revolving Credit Facility has no lockbox arrangement associated with it and, therefore the outstanding balance is classified as a long-term liability on the Consolidated Balance Sheet as of December 25, 2022. Accordingly, borrowings from and repayments to the Company’s current line of credit are reflected on a gross basis in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

On December 25, 2022, the interest rate applicable to borrowings under the Revolving Credit Facility was 6.67%. The weighted average interest rate on borrowings under the Company’s Revolving Credit Facility for the third quarter of fiscal year 2023 was 6.08%.

Following an Event of Default, the Lenders may at their option increase the applicable per annum rate to a rate equal to two percentage points above the otherwise applicable rate and, with certain events of default, such increase is automatic.

Amendment No. 1

Pursuant to Amendment No. 1 to Credit Agreement dated July 12, 2021 (“Amendment No. 1”), between Tessco and Wells, Wells agreed to a 25-basis point reduction in certain otherwise applicable rates and fees over an agreed period, and the Company and Wells agreed to, among others, certain changes related to the LIBOR rate option to simplify day-to-day management of the Revolving Credit Facility. These terms have since been further amended and, pursuant to Amendment No. 4 (as defined below), these interest rate terms have been superseded, with the methodology for determining the Applicable Margin now as discussed above.

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

Amendment No. 3

On January 5, 2022, at the Company’s request, the Company and its operating subsidiaries, and Wells, entered into Amendment No. 3 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement (“Amendment No. 3”), subject to the terms and conditions of which Wells agreed to increase the Commitment under the Revolving Credit Facility from $75 million to $80 million. Among the terms and conditions, the Company agreed to revert to the interest rate margins originally provided for under the terms of the Revolving Credit Facility (and which margins had previously been modified pursuant to Amendment No. 1 to Credit Agreement), as well as change to the methodology for determining the Applicable Margin, as discussed above, and agreed to a $10 million Availability Block for calendar year 2022, but was relieved of any Fixed Charge Coverage Ratio testing for the same period without regard to the amount of Excess Availability during that period. Amendment No. 3 further provided that a $15 million Excess Availability requirement would be imposed as of January 1, 2023, unless a Fixed Charge Coverage Ratio of 1:1 is achieved. The Company did not meet the Fixed Charge Covenant Ratio, and as a result, availability under the Revolving Credit Facility for the remainder of calendar 2022 (subject to Amendment No. 4, discussed below) was $70 million after accounting for the Availability Block and was scheduled to reduce to $65 million on January 1, 2023 upon the scheduled expiration of the Availability Block and re-imposition of the Excess Availability requirement, in each case subject to the Borrowing Base limitations and compliance with the other terms.

Amendment No. 4

On December 8, 2022, the Company and Wells entered into Amendment No. 4 to Credit Agreement (“Amendment No. 4”) under which the Commitment under the pre-existing Revolving Credit Facility was increased from $80 million to $105 million, among other things. Amendment No. 4 amended and restated the original Credit Agreement in its entirety. Availability is still determined in accordance with a Borrowing Base formula and, pursuant to the terms of Amendment No. 4, the $10 million Availability Block has been continued beyond calendar year-end 2022, indefinitely. As a result, the outstanding balance cannot exceed $95 million at any time. The maturity date has been extended to April 29, 2025. As discussed above, the 1:1 Fixed Charge Coverage Ratio covenant was re-imposed and is now tested pursuant to Amendment No. 4, but only if Excess Availability falls below the threshold discussed above.

In addition, Amendment No. 4 provided for a change from a LIBOR-based primary rate to one based on SOFR, as well as changes to the methodology for determining the Applicable Margin and the imposition of a $42 million Inventory Cap as a Borrowing Base component. Amendment No. 4 also changed the financial predicates for applicability of the Minimum Fixed Charge Coverage Ratio and Cash Dominion Period, taking into consideration the increase in Commitment. In addition, the Company agreed that in no event will the mortgage on its Hunt Valley, Maryland property be released prior to December 31, 2023, and only if the Fixed Charge Coverage Ratio thereafter is at least 1.10 to 1.00 for six consecutive months and Excess Availability is at least $22.5 million for thirty consecutive days.

Note 5. Debt

On December 30, 2021, Reno Holding, an indirect wholly owned subsidiary and now owner of the Company’s approximately 115,000 square foot operating facility located in Reno, Nevada (the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company (“Symetra”). The indebtedness is evidenced by the Note that provides for monthly payments of $47,858 (including principal and interest), bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. The Note and related obligations are secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Deed of Trust”) on the Reno Facility. The net proceeds from this borrowing transaction (the “Symetra Loan”) have since been applied to repayment of a portion of the revolving balance under the Company’s Revolving Credit Facility. An additional $250,000 is to be advanced under the Symetra Loan after roof and possible related repairs to the Reno Facility are satisfactorily completed. The Symetra Loan is limited recourse to the Reno Facility, with typical exceptions in which case it is recourse to Reno Holding, a special purpose entity formed by the Company to own the Reno Facility and related assets.

The principal maturities of debt outstanding at December 25, 2022, were as follows:

Fiscal Year
2023	$89,500
2024	365,700
2025	378,200
2026	391,200
2027	404,600
Thereafter	4,799,000
Total	$6,428,200

Note 6. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted EPS is computed similarly to basic EPS, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common shares are excluded from the calculation if they are determined to be anti-dilutive. The number of diluted weighted-average common shares was 9,217,148 for the three months ended December 25, 2022, and 9,187,995 for the nine months ended December 25, 2022. At December 25, 2022, stock options with respect to 659,500 shares of common stock were outstanding, of which 564,500 were anti-dilutive and not included in diluted EPS because the stock options’ exercise price was greater than the average market price of the common shares. There were no anti-dilutive performance stock units (“PSUs”) or restricted stock units (RSUs”) outstanding as of December 25, 2022.

Note 7. Business Segments

The Company has two reportable segments, Carrier and Commercial, which are identified based on the information reviewed by the Chief Operating Decision Maker (“CODM”) and are consistent with how the business is managed. Carrier is generally comprised of customers who build and maintain the infrastructure system and provide airtime service to individual subscribers, whereas Commercial includes value-added resellers, the government channel and private system operator markets. Ventev®, the Company’s proprietary brand that manufactures products, is primarily included in the Commercial segment. There is a mix of products that the Company sells that are marketed to both segments, as well as certain product classes that primarily serve one segment. As a value-add distributor of products from over 300 manufacturers, the Company sells products across a large number of product groups and industries and, as a result, it is impracticable to provide segment information at the product group level. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

Segment activity for the third quarter and first nine months of fiscal years 2023 and 2022 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Revenues
Carrier	$48,627	$43,409	$147,745	$136,348
Commercial	66,253	59,053	200,120	179,607
Total revenues	$114,880	$102,462	$347,864	$315,955

Gross Profit
Carrier	$6,354	$5,484	$19,492	$16,365
Commercial	17,337	14,137	50,757	42,738
Total gross profit	$23,691	$19,621	$70,249	$59,103

The table below presents total assets by reportable segments. For the Carrier and Commercial segments, total assets are primarily comprised of accounts receivable.

	December 25, 2022	March 27, 2022
Total Assets
Carrier	$38,427	$38,705
Commercial	40,632	36,797
Corporate	150,679	127,012
Total assets	$229,737	$202,513

The CODM reviews segment results using Gross profit as the segment measure of profit or loss and the Company does not allocate expenses below Gross profit to the segments.

Note 8. Shares Withheld

The Company withholds shares of common stock from its employees and directors at their request, equal to the minimum federal and state tax withholdings or proceeds due to the Company related to vested PSUs, stock option exercises and vested RSUs. Shares withheld are issued to Treasury stock and included in the number of shares of common stock issued, but are excluded from the number of shares of common stock outstanding. For the nine months ended December 25, 2022 and December 26, 2021, the aggregate value of the shares withheld totaled $158,100 and $66,400 respectively.

Note 9. Concentration of Risk

The Company’s future results could be negatively impacted by the loss of certain customer and/or vendor relationships.

For the three months ended December 25, 2022 and December 26, 2021, revenue from the Company’s largest customer accounted for 11.9% and 10.0% of revenue.

For the nine months ended December 25, 2022 and December 26, 2021, no customer accounted for more than 10% of consolidated revenues in any period.

For the three months ended December 25, 2022 and December 26, 2021, sales of products purchased from the Company’s largest supplier accounted for 27.7% and 26.4% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenues in either quarter.

For the nine months ended December 25, 2022 and December 26, 2021, sales of products purchased from the Company’s largest supplier accounted for 30.6% and 29.6% of revenue from continuing operations, respectively. No other suppliers accounted for more than 10% of consolidated revenues in either period.

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

As a result of the disposal described above, the operating results of the former Retail segment have been included in Income (loss) from discontinued operations, net of taxes, in the Consolidated Statements of Income (Loss) for fiscal year 2022. Due to the immateriality of the ongoing results from this former Retail segment, fiscal year 2023 activity has been consolidated within the results from continuing operations.

The following table presents the financial results of the Retail segment for the three and nine months ended December 26, 2021:

	Three Months Ended	Nine Months Ended
	December 26, 2021	December 26, 2021

Revenues	$383,800	$2,992,700
Cost of goods sold	56,700	1,179,600
Gross profit	327,100	1,813,100
Selling, general and administrative expenses	83,200	636,400
Income (loss) from operations before income taxes	243,900	1,176,700
Provision for (benefit from) income taxes	100	(11,200)
Net income (loss) attributable to discontinued operations	$243,800	$1,187,900

The financial results reflected above may not fully represent our former Retail segment stand-alone operating net income, as the results reported within Net income attributable to discontinued operations include only certain costs that are directly attributable to this former segment and exclude certain corporate overhead and operational costs that may have been previously allocated for each period.

In our Unaudited Consolidated Statements of Cash Flows included in this Form 10-Q report, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations for the nine months ended December 26, 2021, was $4.6 million.

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

On December 2, 2020, we sold most of our Retail inventory and certain other retail-related assets to Voice Comm and exited the retail business. As a result of the disposal, the operating results of our former Retail segment were included in Income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Income (Loss) for fiscal year 2022. The activity related to discontinued operations for fiscal year 2023 has been immaterial and, therefore, is included within results from continuing operations

We now operate as two reportable segments: Carrier and Commercial, for which we provide certain information. Carrier is generally comprised of customers who build and maintain the infrastructure system and provide airtime service to individual subscribers, whereas Commercial includes value-added resellers, the government channel, and private system operator markets.

We offer a wide range of products that are classified into three categories: base station infrastructure; network systems; and installation, test, and maintenance. Base station infrastructure products are used to build, repair, and upgrade wireless telecommunication networks. Sales of traditional base station infrastructure products, such as base station radios, cable and transmission lines, and antennas are in part dependent on capital spending in the wireless communications industry. Network systems products are used to build and upgrade computing and internet networks. In this category, we have also been expanding our offerings of wireless broadband, network equipment, security and surveillance products, which are not as dependent on the overall capital spending of the industry. Installation, test, and maintenance products are used to install, tune, and maintain wireless communications equipment. This category is made up of sophisticated analysis equipment and various frequency-, voltage- and power-measuring devices, replacement parts and components as well as an assortment of tools, hardware and supplies required by service technicians. Inventory typically has a life cycle that tends to be tied to changes in regulation or technology and includes products typically used by business entities or governments.

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

Results of Continuing Operations

Third quarter of Fiscal Year 2023 Compared with Third quarter of Fiscal Year 2022

Total Revenues. Revenues for the third quarter of fiscal 2023 increased 12.1% compared with the third quarter of fiscal 2022. Revenues in our Commercial segment increased 12.2%, and revenues in our Carrier segment increased 12.0%.  The increase in Commercial segment revenues was primarily attributable to gaining additional market share, a more favorable product mix, and increased customer pricing. The increase in the Carrier segment was primarily due to gaining additional market share and increased customer pricing.

Cost of Goods Sold. Cost of goods sold for the third quarter of fiscal 2023 increased 10.1% compared with the third quarter of fiscal 2022. Cost of goods sold in our Commercial and Carrier segments increased by 8.9% and 11.5%, respectively. The increase in cost of goods sold in both segments was largely driven by changes in revenues, as discussed above.

Total Gross Profit. Gross profit for the third quarter of fiscal 2023 increased by 20.7% compared to the third quarter of fiscal 2022. This increase was primarily due to increased revenues, a more favorable customer and product mix, and increased freight charged to customers. Overall gross profit margin increased from 19.1% in the third quarter of fiscal 2022 to 20.6% in the third quarter of fiscal 2023. Gross profit margin in our Commercial segment increased to 26.2% in the third quarter of fiscal 2023 from 23.9% in the same quarter last year. The increase is primarily attributable to product and customer mix, including higher sales of our higher margin Ventev® products. Gross profit margin in our Carrier segment increased to 13.1% from 12.6% in the same quarter last year. This improvement is primarily related to changes in customer and product mix. Gross margins in both segments were positively impacted by higher freight charged to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 17.1% or $3.3 million for the third quarter of fiscal 2023, compared to the third quarter of fiscal 2022. Selling, general and administrative expenses as a percentage of revenues increased from 18.9% for the third quarter of fiscal 2022, to 19.8% for the third quarter of fiscal 2023.

The increase in our selling, general and administrative expenses was primarily due to an increase of $2.2 million in compensation and benefits and an increase of $0.7 million in freight out. The compensation and benefits increase is primarily attributable to a $1.1 million increase in rewards expense (reflecting favorable bonus accrual adjustments in the prior year quarter as compared to continuing bonus expense accruals in the current year quarter), a $0.8 million increase in base compensation related to our business generation and information technologies team, and $0.5 million increase in variable compensation due to improved overall results. The increase in freight out is attributable to higher revenues and increased freight carrier costs as a result of inflationary impacts.

Interest, Net. Net interest expense increased from $131,000 for the third quarter of fiscal 2022 to $516,400 for the third quarter of fiscal 2023. This increase is due to both significantly higher interest rates and an increase in the average amount outstanding under our Revolving Credit Facility during the third quarter of fiscal 2023 as compared to the prior year same quarter. In addition, capitalized interest increased from $144,900 in the third quarter of fiscal 2022 to $600,900 for the third quarter of fiscal 2023, which is attributable to higher interest expense and an increase in capital expenditures associated with our ongoing information technology project.

We expect significantly lower capitalized interest in future periods due to the launch of this technology project in the fourth quarter of fiscal 2023.

Income Taxes, Net Income and Diluted Earnings per Share. The Company reported an income tax provision of $34,200 in the third quarter of fiscal 2023 compared to a benefit of $1.1 million for the third quarter of fiscal 2022. The income tax benefit of $1.1 million in the prior year quarter related to a change in the tax accounting method for computer software development costs, which was adopted during that quarter. Net income of $0.4 million in the third quarter of fiscal 2023 decreased slightly from net income of $1.2 million in the third quarter of fiscal 2022. Diluted earnings per share was $0.05 for the third quarter of fiscal 2023, compared to $0.14 per share for the corresponding prior-year quarter.

First Nine Months of Fiscal Year 2023 Compared with First Nine Months of Fiscal Year 2022

Total Revenues. Revenues for the first nine months of fiscal 2023 increased 10.1% compared with the first nine months of fiscal 2022. Revenues in our Commercial segment increased 11.4%, and revenues in our Carrier segment increased 8.4%.  The increase in Commercial segment revenues was primarily attributable to gaining additional market share, a more favorable product mix, and increased customer pricing. The increase in the Carrier segment was primarily due to gaining additional market share and increased customer pricing.

Cost of Goods Sold. Cost of goods sold for the first nine months of fiscal 2023 increased 8.1% compared with the first nine months of fiscal 2022. Cost of goods sold in our Commercial and Carrier segments increased by 9.1% and 6.9%, respectively. The increase in cost of goods sold in both segments was largely driven by changes in revenues, as discussed above.

Total Gross Profit. Gross profit for the first nine months of fiscal 2023 increased by 18.9% compared to the first nine months of fiscal 2022. This increase was primarily due to increased revenues, a more favorable customer and product mix, and increased freight charged to customers. Overall gross profit margin increased from 18.7% in the first nine months of fiscal 2022 to 20.2% in the first nine months of fiscal 2023. Gross profit margin in our Commercial segment increased to 25.4% in the first nine months of fiscal 2023 from 23.8% in the first nine months of fiscal 2022. The increase is primarily attributable to product and customer mix, including higher sales of our higher margin Ventev® products. Gross profit margin in our Carrier segment increased to 13.2% in the first nine months of fiscal 2023 from 12.0% in the first nine months of fiscal 2022. This improvement is primarily related to changes in customer and product mix. Gross margins in both segments were positively impacted by higher freight charged to customers in response to and to partially offset increased freight costs incurred, which is included in selling, general, and administrative expenses.

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased by 9.4% or $5.8 million for the first nine months of fiscal 2023, compared to the first nine months of fiscal 2022. Selling, general and administrative expenses as a percentage of revenues decreased from 19.6% for the first nine months of fiscal 2022, to 19.5% for the first nine months of fiscal 2023.

The increase in our selling, general and administrative expenses was primarily due to an increase of $1.5 million in corporate support expenses, an increase of $1.8 million in freight out, an increase of $1.3 million in information technology expense, and an increase of $1.3 million in rewards expense. The corporate support expenses increase is attributable to higher professional services expense and higher recruiting expense for new talent acquisition. The increase in freight out is attributable to higher revenues and increased freight carrier costs as a result of inflationary impacts. The increase in information technology expense is primarily attributable to an increase in software maintenance and ERP expenses. The increase in rewards expense is attributable to favorable bonus accrual adjustments in the prior year period as compared to continuing bonus expense accruals in the current fiscal year.

Interest, Net. Net interest expense increased from $0.5 million for the first nine months of fiscal 2022 to $1.2 million for the first nine months of fiscal 2023. This increase is due to both significantly higher interest rates and an increase in the average amount outstanding under our Revolving Credit Facility during the first nine months of fiscal 2023 as compared to the first nine months of fiscal 2022. In addition, capitalized interest increased from $0.5 million in the first nine months of fiscal 2022 to $1.3 million for the first nine months of fiscal 2023, which is attributable to higher interest expense and an increase in capital expenditures associated with our ongoing information technology project. We expect significantly lower capitalized interest in future periods following the launch of this technology project in the fourth quarter of fiscal 2023.

Income Taxes, Net Income and Diluted Earnings per Share. The Company reported an income tax benefit of $46,600 in the first nine months of fiscal 2023 as compared to a benefit of $1.2 million in the first nine months of fiscal 2022. Net income of $1.3 million in the first nine months of fiscal 2023 improved significantly from the net loss of $2.3 million in the first nine months of fiscal 2022. Diluted earnings per share was $0.14 for the first nine months of fiscal 2023, compared to a loss of $0.26 per share for the first nine months of fiscal 2022.

Liquidity and Capital Resources

The following table summarizes our cash flows provided by or used in operating, investing and financing activities for the nine months ended December 25, 2022 and December 26, 2021.

	Nine Months Ended
	December 25, 2022	December 26, 2021
Cash flow provided by (used in) operating activities	$(9,075,900)	$297,600
Cash flow provided by (used in) investing activities	(13,501,900)	(7,988,300)
Cash flow provided by (used in) financing activities	24,095,600	7,702,900
Net increase (decrease) in cash and cash equivalents	$1,517,800	$12,200

Net cash used in operating activities was $9.1 million for the first nine months of fiscal 2023, compared with net cash provided by operating activities of $0.3 million for the first nine months of fiscal 2022. Net cash used in operating activities in fiscal 2023 was primarily attributable to an increase in accounts receivable of $3.9 million and an increase in inventory of $14.9 million, offset by a decrease in income taxes receivable of $3.7 million and an increase in accounts payable of $3.9 million. The increase in accounts receivable is primarily attributable to higher sales volume in fiscal year 2023. The increase in inventory is primarily attributable to improvements in the supply chain and the resulting higher availability of some products, at the same time that the constrained availability of other products prevented the Company from shipping completed orders to customers. The decrease in income taxes receivable was primarily attributable to the Company receiving federal tax refunds in fiscal year 2023 associated with the CARES Act net operating loss carrybacks for prior tax years. Net cash provided by operating activities in fiscal 2022 was primarily attributable to a decrease in accounts receivable of $1.7 million, a decrease in inventory of $2.7 million and a decrease in income taxes receivable of $3.1 million, partially offset by the net loss of $1.1 million and a decrease in accounts payable of $6.1 million. The fluctuations in accounts receivable, inventory, and accounts payable were normal in the ordinary course of business, due to timing changes in working capital balances, while the income tax receivable was attributable to receipt of federal tax refunds from prior tax years.

Net cash used in investing activities was $13.5 million for the first nine months of fiscal 2023, compared to net cash used by investing activities of $8.0 million in the first nine months of fiscal 2022. Fiscal 2023 and fiscal 2022 cash outflow is primarily attributable to the Company’s investments in information technology.

Net cash provided by financing activities was $24.1 million for the first nine months of fiscal 2023, compared to net cash provided by financing activities of $7.7 million for the first nine months of fiscal 2022. Fiscal 2023 and fiscal 2022 cash inflow is primarily attributable to the Company’s utilization of borrowings under the Revolving Credit Facility

On October 29, 2020, we entered into a Credit Agreement among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. This Credit Agreement was amended and restated in its entirety on December 8, 2022, pursuant to Amendment No. 4 to Credit Agreement, discussed below (the Credit Agreement, as amended to date, the “Credit Agreement”). Terms used, but not defined, in this paragraph have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement, and the description below refers to the Credit Agreement as in effect at fiscal quarter ended December 25, 2022 and without regard to subsequent events.

The Credit Agreement now provides for a senior secured asset- based revolving credit facility of up to $105 million (the “Revolving Credit Facility”), which matures on April 29, 2025. There is a $10 million Availability Block in effect at all times, which effectively limits our borrowing capacity to a maximum amount of $95 million, further subject to Borrowing Base limitations and compliance with other terms. As of December 25, 2022, borrowings under the Revolving Credit Facility totaled $61.6 million; therefore, we then had $33.4 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed or referred to in Note 4 to our unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q (“Note 4”). We do not now, nor do we expect in the near future to, meet the Fixed Charge Coverage Ratio (a covenant triggered if Excess Availability (without giving effect to the Availability Block) is less than the greater of (a) 15% of the Maximum Revolver Amount and (b) $15,750,000) and, therefore our current availability under the Revolving Credit Facility is limited to $89.3 million, subject also to the Borrowing Base limitations and compliance with other terms. Borrowings under the Credit Agreement accrue interest at the rates discussed in Note 4.

We believe that our existing cash, payments from customers and current and anticipated future availability under the secured Revolving Credit Facility will be sufficient to support our operations for at least the next twelve months.

To minimize interest expense, our policy is to apply excess available cash to reduce the balance outstanding from time to time on our secured Revolving Credit Facility.  Our increased focus over the past several years on business opportunities for sales to our Carrier customers and IT projects led to the recent expansion of our borrowing limits, as now reflected by the terms of the Revolving Credit Facility, and has at times resulted in increased borrowings and dependence on that facility. If we were to undertake an acquisition or other major capital purchases that require funds in excess of existing sources of liquidity, we would look to sources of funding from additional credit facilities, debt and/or equity issuances. As of December 25, 2022, we do not have any material capital expenditure commitments.

On December 30, 2021, TESSCO Reno Holding LLC (“Reno Holding”), an indirect wholly owned subsidiary and now owner of the Company‘s approximately 115,000 square foot operating facility located in Reno, Nevada

(the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company. The indebtedness is evidenced by a Real Estate Note (“Note”) of Reno Holding that provides for monthly payments of $47,858 (including principal and interest), bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. See Note 5 to our unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional discussion related to the Note.

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

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this quarterly report. Controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, the Company’s management, including the CEO and CFO, have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the fourth quarter of fiscal 2023, the Company launched a new enterprise resource planning (“ERP”) system, which replaces certain of our existing operating and financial systems. The new ERP system is designed to accurately maintain our financial records, enhance operational functionality and efficiency, and provide timely information to the Company’s management team related to the operation of the business. As updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)Exhibits:

10.1

Amendment No. 4 to Credit Agreement by and between the Registrant and the other Borrowers and Guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent for the Lender Group and as a Lender (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 9, 2022).

31.1*	Certification of Chief Executive Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer required by Rule 13a–14(a) or 15d–14(a) of the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of periodic report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of periodic report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*

The following financial information from TESSCO Technologies, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2022 formatted in Inline XBRL: (i) Consolidated Statement of Income for the three and nine months ended December 25, 2022 and December 26, 2021; (ii) Consolidated Balance Sheet at December 25, 2022 and March 27, 2022; (iii) Consolidated Statement of Cash Flows for the nine months ended December 25, 2022 and December 26, 2021; and (iv) Notes to Unaudited Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TESSCO Technologies Incorporated

Date: February 8, 2023
	By:	/s/ Aric M. Spitulnik
Aric Spitulnik
Chief Financial Officer
(principal financial and accounting officer)