Form 10-K
period 2023-03-26
TESSCO TECHNOLOGIES INC
filed 2023-05-26
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 26, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 001-33938

TESSCO Technologies Incorporated

(Exact name of registrant as specified in its charter)

DELAWARE	52-0729657
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11126 McCormick Road, Hunt Valley, Maryland	21031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 229-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.01 par value	TESS	Nasdaq

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of Common Stock, $0.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on Nasdaq as of September 25, 2022, was $36,909,325.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 19, 2023, was 9,249,704.

DOCUMENTS INCORPORATED BY REFERENCE:  The information required by Part III of this Form 10-K not included herein is incorporated herein by reference to the corresponding portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders if filed within 120 days after the 2023 fiscal year end , or  by reference to an amendment to this Form l0-K to be filed prior to or in lieu of such Proxy Statement, not later than the end of such 120-day period.

Part I

Item 1. Business.

General

TESSCO Technologies Incorporated (which we refer to as “Tessco”, “we”, or the “Company”) is a value-added technology distributor, manufacturer, and solutions provider serving customers in the wireless infrastructure market. The Company was founded in 1982 with a commitment to deliver industry-leading products, knowledge, solutions, and customer service. Tessco supplies over 50,000 products from more than 300 of the industry’s top manufacturers in mobile communications, Wi-Fi, Internet of Things, 5G, wireless backhaul, and more. Tessco is a single source for outstanding customer experience, expert knowledge, and complete end-to-end solutions for the wireless industry.

On December 2, 2020, we sold most of our retail inventory and certain other retail-related assets to Voice Comm, LLC (“Voice Comm”). In connection with this sale, we assigned or licensed our Ventev®- related intellectual property, including the Ventev® trademark, to Voice Comm for their use in connection with the sale of mobile device and accessory products. Together, this resulted in the Company’s exit from its Retail business.  Accordingly, the accompanying Consolidated Financial Statements for fiscal years 2021 and 2022 reflect the results of the Retail segment as a discontinued operation. The activity related to discontinued operations for fiscal year 2023 was immaterial and therefore is included within results from continuing operations. See Note 20, “Discontinued Operations”, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.  Additionally, the narrative discussion presented below in this Item 1 of this Annual Report is specific to the continuing operations of the Company (formerly, our Commercial segment), unless otherwise noted. We generally retain rights to the Ventev® brand as it relates to other than mobile device and accessory products.

On April 11, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alliance USAcqCo 2, Inc., a Delaware corporation (“Parent”), and Alliance USAcqCo 2 Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).   Parent and Merger Sub are entities affiliated with Lee Equity Partners, LLC and Twin Point Capital LLC, which also own Alliance Corporation, a value-added distributor of equipment for the wireless industry, and GetWireless, LLC, a value-added distributor of cellular solutions that connect the Internet of Things (IoT).  See Note 21, “Subsequent Events”, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

Our customers include a diversified mix of carrier and public network operators, tower owners, program managers, contractors, integrators, private system operators (including railroads, utilities, mining operators and oil and gas operators), federal, state and local governments, manufacturers, national solutions providers and value-added resellers. We currently serve an average of approximately 3,400 different customers per month.

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

For information regarding our website address and regarding material available free of charge through the website, see the information appearing under the heading “Available Information” included in Item 7 to this Annual Report on Form 10-K for the fiscal year ended March 26, 2023.

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

Sales to the Carrier segment accounted for approximately 42% of our fiscal year 2023 revenues, and sales to the Commercial segment accounted for 58% of fiscal year 2023 revenues.

Our top ten customer relationships were responsible for 36% of our revenues for fiscal year 2023, and revenue from our largest customer accounted for 10% of our revenues.

Approximately 98% of our sales have been made to customers in the United States during each of the past three fiscal years, although we currently sell to customers in over 40 countries. Due to our diverse product offerings and our wide customer base, our business is not significantly affected by seasonality in the aggregate. However, our sales could be affected by weather conditions or events in the United States, especially in our fourth fiscal quarter.  Our fourth fiscal quarter is also at times impacted by delays in our customers’ calendar year budget approval processes.

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

While we principally provide manufacturer branded products, a variety of products are developed, manufactured and offered under our own brand, Ventev®. These products generally consist of network infrastructure products, such as radio enclosures, power products, cable and antennas. Sales of Ventev® products were approximately 9% of our revenues in fiscal year 2023.

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

Revenues from sales of products purchased from our largest supplier accounted for 29% of fiscal year 2023 revenues. No other individual supplier accounted for more than 10% of revenues. Revenues from sales of products purchased from our ten largest suppliers generated approximately 51% of our total fiscal year 2023 revenues.

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

Method of Operation

We believe that we have developed a highly integrated, technologically advanced and efficient method of operation based on the following key tenets:

●	Understanding and anticipating customers’ needs and building solutions by cultivating lasting relationships;
●	Providing customers with sales, service and technical support, 24 hours a day, 7 days a week, 365 days a year;
●	Providing customers what they need, when and where they need it by delivering integrated product and supply chain solutions; and
●	Helping customers enhance their operations by providing real-time order tracking and performance measurement.

Market Development and Sales: In order to meet the needs of a dynamic and diverse marketplace, our sales and marketing activities are focused on our customers across our two business segments: 1) Carrier and 2) Commercial.  This organization allows for the development of unique product and solution offerings to meet the needs of our diverse customer base.

We understand and anticipate our customers’ needs, which allows us to offer comprehensive solutions and establish long-lasting relationships. Our customer base includes more than 171,000 fully opted in contacts across the full breadth of the wireless industry, with over 214,000 additional active contacts in our database, representing potential new customers. We are able to identify each contact’s unique need for information and the way in which they wish to receive it.  This can include targeted marketing materials, including email marketing, web marketing, advertisements, direct mailers, and trade show marketing, to drive purchases and new business development. For instance, our email publication, The Wireless Update, is sent to a targeted list of 80,000 contacts each week.

Our dedicated sales team provides customer service and maintains key information about every customer or potential customer utilizing our Customer Relationship Management (“CRM”) and marketing automation tools ensuring a positive experience at every interaction and allowing us to identify promising leads and allocate resources to convert them to customers. We serve approximately 3,400 customers each month and our goal is to create an experience that nurtures loyalty among our customers and delivers mutually beneficial outcomes in every transaction.

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

Strategic Marketing – As a thought leader in the wireless industry, Tessco’s marketing materials educate the industry and promote our services and unique value proposition. Our weekly commercial digital newsletter, The Wireless Update, keeps 80,000 of our customers informed on the latest news in the industry, new products and solutions from our manufacturers, upcoming events and training opportunities, and more. In addition, strategic marketing supports the organization through the development of compelling original content, training programs, and other customer and manufacturer programs that solve business challenges and increase the value Tessco provides to the industry.

Tessco.com® is our e-commerce site and the digital gateway to our comprehensive industry expertise, products, and solutions for wireless. In addition to access to our inventory of products for every solution, Tessco.com features:

●	Real-time product availability;
●	Real-time customer-specific pricing;
●	Easy ordering capabilities that allow for the construction and configuration of complete, end-to-end solutions that can be converted to an order, or saved, copied, shared, uploaded and emailed;
●	A variety of customer service, financial and technical support pages, including account controls which include all of the tools necessary to track and manage orders, find the right support, review saved orders, handle warranty claims, and explore Tessco’s capabilities;
●	Order confirmation – specifying the contents, delivery date, tracking number and total cost of an order;
●	Order reservations, order status, and order history; and
●	Manufacturer portal pages designed to showcase each manufacturer partner’s offer in a custom fashion.

Key improvements made to Tessco.com this past year include:

●	Migrated to new website and backend as part of our enterprise resource planning (“ERP”) migration plan, resulting in far superior customer experience and 80% drop in response times;
●	Launched punchout procurement ability;
●	Launched Hotjar, an online customer experience recording tool; and
●	Launched resolution bot and Product Tours through the Intercom Platform.

Tessco.com empowers our customers to make better decisions by delivering product knowledge so they are fully informed. This destination also enables our manufacturers to reach a broad and diverse customer base with their product offer and brand features.

Customer Success Team: Our customer support teams are responsible for delivering sales and customer support services through an effective and efficient transaction system. We also continually monitor our customer service performance through customer surveys and process auditing. By combining our broad product offering with a commitment to superior customer service, we seek to reduce a customer's overall procurement costs by enabling the customer to consolidate the number of suppliers from which it obtains products, while also reducing the customer's need to maintain high inventory levels.

Our CRM and ERP systems provide detailed information on every customer account, including recent inquiries, buying and credit histories, separate buying locations within a customer account and contact history for key personnel, as well as detailed product information, including technical, product availability, and pricing information. Theses systems enable any customer support representative to provide any customer with personalized service and also allows non-technical personnel to provide a high level of technical product information and order assistance.

We believe that our commitment to providing prompt, professional and efficient customer service before, during and after the sale enables us to maximize sales, customer satisfaction and customer retention. The monthly average number of customers decreased from approximately 3,700 for fiscal year 2022 to approximately 3,400 in fiscal year 2023. Due to the addition of several larger new relationships and an achievement of a greater share of many of our larger customers’ purchases, the average monthly purchase per customer increased from $9,400 in fiscal year 2022 to $11,000 in fiscal year 2023.

Procurement and Inventory Management: Our product management and purchasing system provides customers with a total source of broad and deep product availability, while attempting to maximize the return on our inventory investment.

We use our demand planning software and ERP system to monitor and manage our inventory. Historical sales results, sales projections and information regarding supplier lead times are all used to determine appropriate inventory levels. Our inventory management systems also provides early warning reports regarding upcoming inventory requirements. As of March 26, 2023, and March 27, 2022, the Company had a backlog of approximately $65 million and $75 million, respectively. The decrease in backlog is due to improvements in the global supply chain during fiscal year 2023, following disruptions that more adversely affected the Company and the industry as a whole during fiscal year 2022. For fiscal years ended March 26, 2023, and March 27, 2022, inventory write-offs and reserves were 1.5% and 1.1% of total purchases, respectively. Inventory turns for fiscal years 2023 and 2022 were 5.5 and 6.2, respectively.

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

Performance and Delivery Guarantee (“PDG”) charges are generally calculated on the basis of the weight of the products ordered and on the delivery service requested, rather than on distance to the customer. We believe that this approach emphasizes on-time delivery instead of shipment dates, enabling customers to minimize their inventories and reduce their overall procurement costs while guaranteeing date specific delivery, thereby encouraging them to make us their total source supplier. We experienced an increase in third-party freight costs in fiscal year 2023 as a result of inflationary pressures and, as a result, we have increased PDG charges to customers to offset these increased costs.

Information Technology: Our information technology systems are critical to the success of our operations. We have made and continue to make substantial investments in the development of these systems, which integrate cataloging, marketing, sales, fulfillment, inventory control and purchasing, financial control and internal and external communications. Our systems include highly developed customer and product databases and are integrated with our Configuration, Fulfillment and Delivery system. The information contained in these systems is available on a real-time basis to all of our employees as needed and is utilized in every area of our operations. Over the past three years, we have been preparing to replace our legacy ERP software system with a modern ERP system.  This new ERP system was deployed in the fourth quarter of fiscal year 2023.

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

Competition

The wireless communications distribution industry is competitive and fragmented, and is comprised of distributors such as Accu-Tech, Alliance Corporation, Anixter/Wesco, Graybar, KGPCo Logistics, Primus, ScanSource Inc., Synnex, Talley Communications, W.W. Grainger Inc., and Winncom. In addition, many manufacturers sell and fulfill directly to customers. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are often terminable by either party upon several months or otherwise short notice. Accordingly, our ability to maintain these relationships is subject to competitive pressures and challenges. Some of our current competitors have substantially greater capital resources and sales and distribution capabilities than we do. In response to competitive pressures from any of our current or future competitors, we may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect our operating results. We believe, however, that our strength in service, the breadth and depth of our product offerings, our information technology systems, our knowledge and expertise in wireless technologies and the wireless marketplace, and our large customer base and purchasing relationships with more than 300 manufacturers, provide us with a significant competitive advantage over new entrants to the market.

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

Environmental Regulation

We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health matters in the United States. Compliance with these federal, state and local laws and regulations related to protection of the environment and employee safety and health has had no material effect on our business. There were no material expenditures for environmental projects in fiscal year 2023, and there are no material expenditures planned for such purposes in fiscal year 2024.

Human Capital

At Tessco, we aspire to build relationships and collaboration within all levels of the organization to create a culture that values and rewards all team members. Our culture encourages and rewards exceptional performance and continuous improvement, fosters teamwork, and supports career development and growth. We provide benefits that address the needs of our team members, compensation that is rewarding, and a learning environment that is both exciting and challenging, and we provide many different growth opportunities that benefit from the many skills of our diverse workforce.  We have a professional working environment that fosters respect and celebrates our diverse perspectives.

As of March 26, 2023, we had 557 full-time equivalent employees, increased from 530 as of March 27, 2022, in part as a result of an increased Information Technology headcount with the implementation of our new ERP System. Of our full-time equivalent employees, 268 were engaged in customer and supplier service, marketing, sales and product management, 179 were engaged in fulfillment and distribution operations and 110 were engaged in administration and technology systems services. Our employees are not covered by collective bargaining agreements. Each year, we set corporate, department and individual goals against which we measure performance during our annual review process.

We offer a very competitive health benefit that is the same for all of our team members and is very affordable to employees.  We encourage our employees to participate in our health and wellness programs which include medical, dental and vision insurance. We offer a 401(k) program with an employer match, tax saving flexible spending accounts, Tessco paid life insurance and Employee Assistance Program.

We believe that the structure of our compensation program is aligned with the interests of our shareholders, rewards performance, and serves to attract and retain employees.

We post all of our positions internally and follow a selection process that is open to all.  Team Members who want to learn more about new opportunities are encouraged to have discussions with any of our Team Leaders as outlined in our open-door policy.  We follow all processes and procedures of Affirmative Action and set yearly goals to ensure diversity in all of our Equal Employment Opportunity categories.

We have a commitment to sustainable environmental practices and operations, diversity and inclusion, professional and leadership development, community involvement, and participation in and support of charitable causes. Our employee population is approximately 41% female and 39% minorities.  Additionally, women currently hold 36% and minorities hold 29% of our key leadership positions.  We continually strive to improve and created an Environmental, Social, and Governance (“ESG”) Committee made up of individuals from around the organization to focus on our employee population as well as our environmental and social stewardship.  We strive to provide our employees with a variety of resources and tools to promote training and development. We consider our employee relations to be excellent.

Executive Officers

Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our current executive officers is as follows:

Name	Age	Position

Sandip Mukerjee	60	President and Chief Executive Officer

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

Name	Age	Position

Aric M. Spitulnik	51	Senior Vice President, Secretary, and Chief Financial Officer

Aric Spitulnik joined the Company in 2000. Mr. Spitulnik was appointed Controller in 2005 and Vice President in 2006. In 2012, he was appointed Corporate Secretary, and in 2014 he was appointed Senior Vice President. Since October 2013, Mr. Spitulnik has served as the Company’s Chief Financial Officer.

Thad W. Lowe	54	Senior Vice President, Chief Technology Officer and General Manager, Ventev

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

Tammy S. Ridgley	51	Senior Vice President, Customer Success and Vendor Management

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

We incurred consolidated net losses in each of the past five fiscal years, including net losses of $4.3 million and $2.7 million for fiscal years 2023 and 2022, respectively ($4.3 million and $3.3 million, respectively, from continuing operations).  During the past four years, we have taken steps to refresh our management team and board of directors. While we recently transitioned to our new ERP system, we expect to continue to invest in information technology. Such ongoing efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses.  While we believe we are making progress to improve our operating profitability, there can be no assurances that we will achieve profitability or that profitability will be achieved in a timely manner.

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

In late December 2019, a strain of coronavirus, commonly referred to as COVID-19, surfaced in Wuhan, China. On January 30, 2020, the World Health Organization declared this coronavirus outbreak a health emergency of international concern. During the fourth quarter of fiscal year 2020, COVID-19 spread to the U.S. and resulted in most states imposing restrictions on travel, business operations and gatherings.  As a result, many of our customers were temporarily closed or significantly scaled back their operations.  Many non-essential projects were delayed, or project venues have been unreachable.  While vaccines have been introduced and are continuing to be rolled out across the United States and elsewhere, our business and results of operations have been, and may continue to be, adversely affected to the extent the coronavirus and its ongoing and lingering effects continue to harm the U.S. and world economy generally, or otherwise interfere with our supply chain or the manufacture of products that ours are intended to complement or otherwise rely upon. Because we source some of our products from foreign markets, we may be susceptible to the effects of continuing outbreaks or resurgences of coronavirus elsewhere, and any resulting disruption of our supply chain.

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

Sales of products purchased from our largest supplier generated approximately 29% of our revenues in fiscal year 2023, and sales of products purchased from our largest ten suppliers generated approximately 52% of fiscal year 2023 revenues. As is the case with many of our supplier and customer relationships, our contractual arrangements with these large suppliers are terminable by either party upon several months’ notice. If these contracts or our relationships with these suppliers terminate for any reason, or if any of our other significant supplier relationships terminate for any reason, and we are not able to sell or procure a sufficient supply of those products from alternative sources, or at all, our financial position and results of operations would be adversely affected. Our suppliers are subject to many, if not all of the same (or similar) risks and uncertainties to which we are subject, as well as other risks and uncertainties. Accordingly, we are at a continual risk of loss of sources of supply on account of a number of factors and forces, many of which are largely beyond our control.

In fiscal year 2023, our largest customer accounted for 10% of our revenues and our five largest customers together accounted for 29% of our revenues. Also, customer mix can change rapidly, and we may see changes in customer concentrations in the future.  If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our financial position and results of operations would be adversely affected.

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

We continually experience changes in customer and product mix that affect gross margin. Changes in customer and product mix result primarily from changes in customer demand, customer acquisitions or losses, selling and marketing activities and competition.

Our future business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us.

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

Our business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. We have historically relied upon cash generated from operations, revolving credit facilities and trade credit from our suppliers to satisfy our capital needs and finance growth. The impact of the COVID-19 pandemic on financial markets continues, and as new regulations come into effect and financial markets change on account of these and other forces and events, including increasing or continuing inflation, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital, or capital may not be available to us on competitive terms to fund our working capital needs. Our existing secured revolving credit facility contains various financial and other covenants that may limit our ability to borrow or limit our flexibility in responding to business conditions. In addition, even if the terms of our revolving credit facility would otherwise allow or require, our lenders may refuse to lend to us through no fault of ours. The inability to maintain or when necessary obtain adequate sources of financing could have an adverse effect on our business. Our existing secured revolving credit facility includes variable rate debt, thus exposing us to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on our business, financial position and results of operations. We may in the future use interest rate swaps in an effort to achieve a desired proportion of fixed and variable rate debt. We would utilize these derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. However, our use of these instruments may not effectively limit or eliminate our exposure to a decline in operating results due to changes in interest rates.

Our ability to maintain and borrow under our revolving credit facility could be constrained by the level of eligible receivables and product inventory or by any failure to meet certain financial and other covenants in our revolving credit agreement.

Our borrowing availability under our secured revolving credit facility is determined in part by a borrowing base and is limited to certain amounts of eligible accounts receivable and inventory.  If the value of these accounts receivable and product inventory were to decrease significantly, the amount available for borrowing under the facility would decrease and our ability to borrow under the facility could be significantly impacted. Borrowing under the facility is also conditioned upon compliance with financial and other covenants included in the revolving credit agreement and a related guaranty and security agreement. Among these is a covenant to maintain a fixed charge coverage ratio at any time during which the borrowing availability is otherwise less than $15.75 million. There are no assurances that we will be able to comply with all applicable covenants in these agreements, and in the event that we do not, our ability to borrow under our secured revolving credit facility could be limited or suspended or could terminate.

If we fail to meet our payment or other obligations under our secured revolving credit facility, our lenders could foreclose on, and acquire control of, a significant portion of our assets.

Indebtedness under our secured revolving credit facility is secured by continuing first priority security interests in our inventory, accounts receivable, and deposit accounts, and on all documents, instruments, general intangibles, letter of credit rights, and chattel paper relating to inventory and accounts receivable, and to all proceeds of the foregoing.  If we fail to meet our payment or other obligations under our secured revolving credit facility, our lenders could foreclose on these assets, which would have a material adverse effect on our business, results of operations, and financial condition.

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

We are highly dependent upon our internal information technology and telecommunication systems, including our new ERP system, many of which are proprietary, to operate our business. These systems support all aspects of our business operations, including means of internal and external communication, inventory and order management, shipping, receiving, and accounting. In addition, all of these systems require continued maintenance and also require upgrading or replacement from time to time. Although our recent transition to a new ERP system was largely successful, adaptation to the new system, both internally and externally, continues and presents continuing risks and challenges. There can be no assurance that any of our systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve our systems, that we will be able to convert or transition, or that we or our customers and vendors will be able to adapt, to new systems efficiently as and when necessary, or that we will be able to integrate new programs effectively with our existing programs, in each case without incident or delay, or undue cost.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We implemented a new global enterprise resource planning system in the fourth quarter of fiscal 2023, which replaced our existing operating and financial systems. The new ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. Although the recent implementation of this new ERP system was largely successful, adaptation to the new system, both internally and externally, continues and presents continuing risks and challenges. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources, which could adversely affect the Company’s earnings and liquidity.

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

The nature of our business includes (but is not limited to) a high volume of transactions, business complexity, wide geographical coverage, and broad scope of products, suppliers, and customers. In order to compete, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Hiring and retaining qualified executives, information technology and business generation personnel are critical to our business.  Some members of our senior management team are parties to employment contracts or arrangements with us that provide for, among other things, various severance payments or benefits upon termination of their employment under certain circumstances, including termination by the Company without “cause” or for “good reason”, and those contracts generally renew from year to year, except for the employment contract with Mr. Mukerjee, our CEO, which commenced in August 2019, as amended in March 2023, and now expires in March 2026. The loss of any of the members of our senior management team, could have an adverse effect on our business, financial position and results of operations.

To attract, retain and motivate qualified employees, we rely heavily on stock-based incentive awards such as Performance Stock Units (“PSUs”), Restricted Stock Units (“RSUs”) and stock options. If performance targets associated with PSUs are not met, or the value of such awards does not appreciate as measured by the performance of the price of our common stock and/or if our other stock-based compensation, such as stock options, otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could negatively affect our business, financial position and results of operations and/or require us to increase the amount we spend on cash and other forms of compensation. Our ability to issue PSUs, RSUs, stock options and other equity instruments is also limited by the provisions of and our available shares under our current and/or future stock incentive plans, which may be subject to shareholder approval. We may currently issue awards under our incentive plan through June 4, 2029, and only insofar as shares are available for awards thereunder.  As of March 26, 2023, there were 507,523 shares available for future awards. Therefore, our ability to offer stock-based incentive awards may be limited, which may have an adverse effect on our continued ability to attract and retain, and motivate, our employees, and, subsequently, on our business, financial position and results of operations. In addition, an increase in the number of shares for future awards, under either current or future compensation or incentive plans or arrangements could lead to dilution of our other stockholders.

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

In assessing the recoverability of indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. As of March 26, 2023, we had $795,400 of indefinite-lived intangible assets, which represented approximately 0.3% of total assets.

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

As part of our growth strategy, we may continue to pursue the acquisition of companies that either complement or expand our existing business. As a result, we from time to time evaluate potential acquisition opportunities, which may be material in size and scope. In addition to those risks to which our business and the acquired businesses are generally subject, the acquisition of these businesses gives rise to transactional and transitional risks, and the risk that the anticipated benefits will not be realized.

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

Our product offering includes a growing number of our own proprietary products, which represented approximately 9% of our sales in fiscal year 2023. Our proprietary products often compete with other manufacturers' branded items that we offer. A manufacturer may choose to not sell its products to us, or may substantially increase the price of products to us, in response to the competition created by the sales of our proprietary branded products. Either could have an adverse effect on our business and financial performance.

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

As a distributor of over 50,000 products from over 300 manufacturers, the Company is subject to changes in inventory acquisition costs that the Company cannot control. Market variables, such as inflation of product costs, labor rates, and freight costs could increase, potentially causing the Company to be unable to manage its operating costs in a way that would enable it to leverage its revenue growth into higher net earnings. Our inability to pass on such cost increases to customers may adversely affect the Company’s gross profit and net income. Higher product prices may result in lower sales volumes and customers may seek alternative suppliers for their products.

RISKS RELATED TO OUR EXIT FROM THE RETAIL BUSINESS

The Inventory Purchase Agreement with Voice Comm imposes non-compete obligations on us and our affiliates.

Under the terms of the Inventory Purchase Agreement, the Company has agreed, on behalf of itself and its affiliates (including any owner of a majority of Tessco), not to compete with Voice Comm’s retail business as operated by the Company at closing, for a period of five years after the closing date. Tessco will, however, retain the ability to continue to supply retail products to its commercial customers; and other exceptions to the non-compete obligation allow Tessco to divest itself of Retail inventory not acquired by Voice Comm. The overall non-compete obligation may, however, be terminated early by us upon the occurrence of certain change in control events and the payment to Voice Comm of certain agreed upon amounts (approximately $5,000,000, initially), which diminish ratably over the five year non-compete period. This could make certain changes in control involving us more costly and therefore more difficult or less likely. Disagreements may arise between the parties as to the scope and meaning of the non-compete obligations and the various exceptions, which could be disruptive and subject us to claims for damages or specific performance of the non-compete obligations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our voting stock is controlled by our executive officers, directors and beneficial owners of 5% or more of our common stock.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in the aggregate, beneficially owned approximately 43% of our outstanding common stock as of March 26, 2023. Robert B. Barnhill, Jr., the Company’s founder and past CEO and Chairman, beneficially owned approximately 17% of our outstanding common stock as of March 26, 2023. Lakeview Investment & Trading Group, LLC (“Lakeview”) beneficially owned approximately 15% of our outstanding common stock as of March 26, 2023. These shareholders, and particularly if they decide to act together, have or would have the ability to significantly influence our business and activities, including the election of our directors and any significant corporate transaction requiring shareholder approval. Mr. Barnhill and Lakeview have each sought to exert influence on our business operations and Board of Directors in the past, and we expect that each will or may continue to do so.

Our business could be negatively impacted as a result of any future activism activities by Robert B. Barnhill, Jr., Lakeview Investment & Trading Group LLC and other activist investors.

As noted above, Mr. Robert B. Barnhill Jr. holds approximately 17% of our outstanding common stock and Lakeview holds approximately 15% of our outstanding common stock, and each have sought to exert influence on our business operations and Board of Directors, and we expect that each will or may continue to do so.

In September 2020, Mr. Barnhill and persons acting together with Mr. Barnhill initiated a consent solicitation to seek the consent of our stockholders holding at least a majority of our outstanding shares of common stock to, among other things, remove five members of our Board of Directors and replace them with four director candidates identified by Mr. Barnhill (the “Consent Solicitation”). Consents solicited during the Consent Solicitation were delivered to the Company on December 11, 2020.

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

In the past we have received, and in the future, we may receive proposals to acquire our company or our assets. As part of its regular activities, our Board of Directors considers and responds to such proposals on an occasional or regular basis, as the circumstances suggest, although public disclosure of such discussions may not be warranted or occur unless and until, if ever, circumstances dictate. The review and consideration of acquisition proposals and related matters could be expensive and require the expenditure of significant management time and personnel resources. Such proposals may also create uncertainty for our employees, customers and suppliers. Any such uncertainty could make it more difficult for us to retain key employees and hire new talent, and could cause our customers and suppliers to not enter into new arrangements with us or to terminate existing arrangements. Additionally, we and members of our Board of Directors could be subject to future lawsuits related to unsolicited proposals to acquire us. Any such future lawsuits could become time consuming and expensive.

RISKS RELATED TO THE MERGER AND MERGER AGREEMENT

Failure to complete the merger could negatively impact our stock price and the future business and financial results of the Company.

Our stock price may decline significantly if the merger is not completed.

If the merger is not completed, our ongoing business may be adversely affected and the Company will be subject to a number of risks, including the following:

●	We may be required to pay a reverse termination fee of $4.0 million if the Merger Agreement is terminated under certain circumstances;

●	We will be required to pay certain costs relating to the merger, such as legal, accounting, financial advisor and printing fees whether or not the merger is completed;

●	Matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and

●	Our customers, prospective customers, collaborators and other business partners and investors in general may view the failure to consummate the merger as a poor reflection on our business or prospects.

We may not be able to effect the merger pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction.

In connection with the Merger Agreement, we have incurred substantial costs planning and negotiating the transaction. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required before we were able to enter into the Merger Agreement and which will continue as we seek to complete the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, which could adversely affect our liquidity and financial results.

If the merger anticipated by the Merger Agreement fails, it may be difficult to identify a new prospective target acquirer, negotiate and agree to new merger terms.

Researching, analyzing and negotiating with Lee Equity Partners, LLC, Twin Point Capital LLC and Alliance Corporation and affiliates with respect to the merger contemplated by the Merger Agreement required a substantial amount of time, and caused significant distraction for our officers and directors. Our ability to identify a new prospective acquirer may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the merger, and subjects us to customary interim operating covenants that restrict us, without approval (such approval not to be unreasonably conditioned, withheld, or delayed), from taking certain specified actions until the merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The announcement and pendency of the merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

We have operated and, until the completion of the merger, will continue to operate independently. Uncertainty about the effect of the merger on employees, customers, distributors and suppliers may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, distributors, suppliers and others with whom we deal to seek to change existing business relationships which may materially and adversely affect our business. Moreover, integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on Tessco.

Some of our non-employee directors and executive officers have interests in the merger that are different from, or in addition to, Tessco stockholders generally.

Certain of our non-employee directors and executive officers participate in arrangements that provide them with interests in the merger that are different from, or in addition to, the interests of our stockholders, including, among others, the acceleration of equity vesting. These interests, among others, may influence our executive officers and non-employee directors to support or approve the Merger. Our Board of Directors was aware of and considered these interests, among other matters, in evaluating and negotiating the Merger Agreement, approving the Merger Agreement and the merger, and recommending that the Merger Agreement be adopted by our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals.

The terms of the Merger Agreement prohibit us from soliciting alternative acquisition proposals or cooperating with persons making alternative acquisition proposals, except in limited circumstances when our Board of Directors determines in good faith that an alternative acquisition proposal is or is reasonably likely to result in a superior proposal and that failure to cooperate with the proponent of the proposal is reasonably likely to be inconsistent with our Board of Directors’ fiduciary duties. In addition, if we terminate the Merger Agreement under certain circumstances, including terminating because of a decision of ours to enter into an alternative acquisition agreement with respect to a superior proposal, we would be required to pay a termination fee of $4.0 million to Parent. This termination fee described above may discourage third parties from submitting alternative acquisition proposals to our stockholders, and may cause our Board of Directors to be less inclined to recommend an alternative acquisition proposal.

We may be subject to litigation relating to the Merger.

We may be subject to legal claims, including stockholder claims, related to the merger. Litigation is distracting and costly and subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or other adverse effects. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business, financial position and results of operations, and the merger may not be completed and our stock price could decline significantly.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and primary distribution center, known as the Global Logistics Center (“GLC”), is located in a Company-owned 184,000 square-foot facility north of Baltimore City, in Hunt Valley, Maryland.

Our sales, marketing and administrative offices are located in 102,200 square feet of leased office space near the GLC, in Timonium, Maryland. The monthly rent payments range from $210,200 to $220,800 throughout the remaining lease term, which expires on December 31, 2025.

In addition, we lease 66,000 square feet of office and warehouse space adjacent to the GLC in Hunt Valley, Maryland. The monthly rent for this facility ranges from $43,000 to $47,000 throughout the remaining lease term, which expires on July 31, 2026, subject to our annual option to terminate.

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

As of May 19, 2022, the number of shareholders of record of the Company was 149. We estimate that the number of beneficial owners as of that date was approximately 2,373.

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

We withhold shares from our employees and directors from time to time to facilitate employees’ minimum federal and state tax withholdings related to vested performance stock units, restricted stock units, and exercised stock options. For fiscal years 2023 and 2022, the total value of shares withheld for taxes were $158,100 and $66,400, respectively.

The secured Revolving Credit Facility restricts our ability to pay dividends and to repurchase our shares.  Assuming that no default exists, we may redeem or repurchase up to $2,000,000 of our shares in any 12 consecutive month period in connection with the payment or satisfaction of tax withholding obligations of participants under our equity compensation plans.  We may pay dividends or effect redemptions provided that no default exists or will exist after giving effect to the dividend or repurchase, and the average Excess Availability is not less than $26,250,000 during the immediately preceding thirty-day period and after giving effect to the dividend or repurchase on a pro forma basis, and for each day of the thirty-day period not less than $17,430,000.  Excess Availability is generally defined as Availability minus the aggregate amount of trade payables aged in excess of historical levels and all book overdrafts in excess of historical practices. At March 26, 2023 we had the ability to withhold or repurchase $2,000,000 in additional shares of our common stock during fiscal 2023, without violating this covenant.

The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of Item 5 of Form 10-K, is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Stock Performance Graph

The graph set forth below shows the value of an investment of $100 on April 1, 2018 in each of the Company’s common stock, the Russell 2000 Index and a peer group for the period of April 1, 2018 to March 26, 2023. The graph assumes that all dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
4/1/18
3/31/19
3/29/20
3/28/21
3/27/22
3/26/23
TESSCO Technologies Incorporated
Russell 2000
Peer Group

*$100 invested on 4/1/18 in stock or index, including reinvestment of dividends.
Fiscal year ending March 26.

Copyright© 2023 Russell Investment Group. All rights reserved.

	4/1/2018	3/31/2019	3/29/2020	3/28/2021	3/27/2022	3/26/2023
TESSCO Technologies Incorporated	$100.00	$70.47	$26.67	$35.53	$27.81	$21.34
Russell 2000	100.00	102.05	76.10	151.15	142.87	122.38
Peer Group (1)	100.00	108.08	89.14	146.15	187.01	244.81

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

Business Overview and Environment

TESSCO Technologies Incorporated (“Tessco”, “we”, “our”, “us”, or the “Company”) architects and delivers innovative product and value chain solutions to support wireless systems. Although we sell products to customers in over 40 countries, approximately 98% of our sales are to customers in the United States. We have operations and office facilities in Timonium and Hunt Valley, Maryland and Reno, Nevada.

On December 2, 2020, we sold most of our Retail inventory and certain other retail-related assets to Voice Comm. In connection with this sale, we assigned or licensed certain Ventev®- related intellectual property to Voice Comm, including our Ventev® trademark for their use in connection with the sale of mobile device and accessory products. Together, this resulted in our exit from our Retail business. As a result of the disposal, the Consolidated Financial Statements for fiscal years 2021 and 2022 reflect the results of the Retail segment as a discontinued operation. The activity related to discontinued operations for fiscal year 2023 has been immaterial and therefore is included within results from continuing operations. We retain the Ventev® tradename for non-mobile device accessory products.

On April 11, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alliance USAcqCo 2, Inc., a Delaware corporation (“Parent”), and Alliance USAcqCo 2 Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities affiliated with Lee Equity Partners, LLC and Twin Point Capital LLC, which also own Alliance Corporation, a value-added distributor of equipment for the wireless industry, and GetWireless, LLC, a value-added distributor of cellular solutions that connect the Internet of Things (IoT).  See Note 21, “Subsequent Events”, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

As a result of changes in our management structure during fiscal 2022, we now operate as two reportable segments: Carrier and Commercial, for which we provide certain information. Carrier is generally comprised of customers responsible for building and maintaining the infrastructure system and provide airtime service to individual subscribers and Commercial includes value-added resellers, the government channel and private system operator markets. We previously operated as one segment in fiscal 2021 and identified a change to our reportable segments in the fourth quarter of fiscal 2022 as a result of changes in organizational structure.

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

The wireless communications distribution industry is competitive and fragmented, and is comprised of several national distributors. In addition, many manufacturers sell directly to end users. Barriers to entry for distributors are relatively low, and the risk of new competitors entering the market is high. Consolidation of larger wireless carriers has and will most likely continue to impact our current and potential customer base. In addition, the agreements or arrangements with our customers or suppliers looking to us for product and supply chain solutions are typically of limited duration and are terminable by either party upon several months or otherwise short notice. Our ability to maintain these relationships is subject to competitive pressures and challenges. We believe, however, that our strength in service, the breadth and depth of our product offerings, our information technology systems, our large customer base and our purchasing relationships with more than 300 manufacturers provide us with a significant competitive advantage over new entrants to the market.

Results of Continuing Operations

The following tables summarize the results of our continuing operations for fiscal years 2023, 2022 and 2021:

(Dollars in thousands, except per share data)			2022 to 2023			2021 to 2022
	2023	2022	$ Change	% Change	2021	$ Change	% Change
Revenues
Carrier	$194,184	$180,740	$13,444	7.4%	$149,825	$30,915	20.6%
Commercial	257,881	236,805	21,076	8.9%	223,516	13,289	5.9%
Total Revenues	$452,065	$417,545	$34,520	8.3%	$373,341	$44,204	11.8%

			2022 to 2023			2021 to 2022
	2023	2022	$ Change	% Change	2021	$ Change	% Change
Gross Profit
Carrier	$28,291	$20,985	$7,305	34.8%	$16,585	$4,400	26.5%
Commercial	62,794	57,052	5,742	10.1%	51,131	5,921	11.6%
Total Gross Profit	91,085	78,037	13,048	16.7%	67,716	10,321	15.2%

Selling, general and administrative expenses	93,198	81,543	11,655	14.3%	85,507	(3,964)	(4.6)%
Operating loss	(2,114)	(3,507)	1,393	(39.7)%	(17,791)	14,284	(80.3)%
Interest, net	2,228	877	1,350	153.9%	426	450	105.5%
Loss from continuing operations before provision for income taxes	(4,341)	(4,383)	42	(0.9)%	(18,218)	13,836	(75.9)%
Provision for (benefit from) income taxes	6	(1,071)	1,077	(100.5)%	(3,845)	2,773	(72.1)%
Net loss from continuing operations	$(4,347)	$(3,312)	$(1,036)	31.3%	$(14,373)	$11,061	(77.0)%
Diluted loss per share from continuing operations	$(0.47)	$(0.37)	$(0.10)	27.9%	$(1.65)	$1.28	(77.6)%

Fiscal Year 2023 Compared to Fiscal Year 2022

As noted above, we exited our Retail business during fiscal year 2021 and activity related to the retail business for fiscal years 2022 and 2021 are presented as discontinued operations. Activity related to the retail business for fiscal year 2023 is immaterial and is included in continuing operations. The analysis below reflects activity and results from continuing operations only. Please refer to our Form 10-K for the fiscal year ended March 27, 2022 for a discussion of fiscal year ended March 28, 2021.

Revenues. Revenue for fiscal year 2023 increased by 8.3% as compared to fiscal year 2022. Revenues in our Carrier and Commercial segments increased by 7.4% and 8.9%, respectively. The increase in both Commercial and Carrier segment revenues was primarily attributable to gaining additional market share and increased customer pricing.

Cost of Goods Sold. Cost of goods sold for fiscal year 2023 increased by 6.3% as compared to fiscal year 2022. Cost of goods sold in our Carrier and Commercial segments increased by 3.8% and 8.5%, respectively. The increases were primarily due to increases in related revenues in both segments as discussed above.

Gross Profit. Gross profit increased by 16.7% in fiscal year 2023 as compared to fiscal year 2022. This compares to an increase in revenues of 8.3% in fiscal year 2023 as compared to fiscal year 2022. Gross profit margin in our Carrier and Commercial segments increased from 11.6% to 14.6% and from 24.1% to 24.4%, respectively. The increase in the Carrier segment was primarily due to a more favorable customer mix, while the margin growth in the Commercial segment was primarily a result of higher sales of Ventev® products and improved product and customer mix. As a result, overall gross profit margin increased from 18.7% in fiscal year 2022 to 20.1% in fiscal year 2023. Gross margins in both segments were also impacted by increased charges to our customers for Performance Delivery Guarantee (“PDG”) to offset increasing freight-out costs driven by global supply chain issues. Freight-out is included in Selling, general and administrative expenses in our Consolidated Statements of Income (Loss).

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

Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 14.3% during fiscal year 2023 as compared to fiscal year 2022. Total selling, general and administrative expenses as a percentage of revenues increased from 19.5% in fiscal year 2022 to 20.6% in fiscal year 2023. The following are descriptions of changes in significant components of selling, general, administrative expenses.

●	Compensation and benefits expenses increased by $1.5 million in fiscal year 2023 as compared to fiscal year 2022, mainly due to an increase in employee headcount.
●	Corporate support expenses increased by $3.0 million in fiscal year 2023 as compared to fiscal year 2022, primarily attributable to $2.0 million increase in bad debt expense as a result of a significant reserve for one customer, and $0.8 million higher professional services in connection with the Agreement and Plan of Merger, as discussed further in Note 21 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K.
●	Information Technology expenses increased $5.0 million in fiscal year 2023 as compared to fiscal year 2022, primarily attributable to a $1.9 million increase in depreciation expenses related to the launch of our new

ERP system, as well as a $1.0 million increase in ERP expenses and a $0.6 million increase in general information technology costs.
●	Outbound freight expenses increased by $1.5 million in fiscal 2023 as compared to fiscal 2022, primarily attributable to the increase in revenues year-over-year and higher third-party freight carrier costs as a result of significantly higher inflationary impacts in the first half of fiscal 2023 attributable to global supply chain issues. As mentioned above, these higher freight expenses are largely passed on to customers through PDG charges.

Interest, Net. Net interest expense increased from $0.9 million in fiscal year 2022 to $2.2 million in fiscal year 2023. The increase is primarily related to a higher average amount outstanding on our 2020 Revolving Credit Facility and interest rate inflation. Refer to Note 6 of the Consolidated Financial Statements included as part of this Annual Report on Form 10-K for additional information on our borrowings.

Income Taxes, Net Income and Diluted Earnings Per Share. The Company reported an income tax provision of $5,800 in fiscal year 2023 as compared to a benefit of $1.1 million in fiscal year 2022, which primarily related to a change in the tax accounting method in fiscal year 2022 for computer software development costs. This change was adopted during the third quarter of fiscal 2022 and reflected on the fiscal 2021 federal tax return. Net loss of $4.3 million in fiscal year 2023 increased from the net loss of $3.3 million in fiscal 2022, which is attributable to higher operating expenses in fiscal 2023 as compared to fiscal 2022. Diluted loss per share was ($0.47) for fiscal 2023 as compared to ($0.37) for fiscal 2022.

Liquidity and Capital Resources

In summary, our cash flows were as follows (includes both continuing and discontinued operations):

	Fiscal Year
	2023	2022	2021
Cash flow provided by (used in) operating activities	$(11,959,000)	$(2,495,800)	$(684,200)
Cash flow provided by (used in) investing activities	(15,708,500)	(9,500,800)	(2,654,400)
Cash flow provided by (used in) financing activities	26,690,700	12,640,600	4,398,600
Net increase (decrease) in cash and cash equivalents	$(976,800)	$644,000	$1,060,000

We used $12.0 million of net cash from operating activities during fiscal year 2023. This outflow was primarily driven by a $7.5 million increase in accounts receivable and $17.4 million increase in inventory, partially offset by a $7.4 million increase in accounts payable and a $3.7 million decrease in income taxes receivable. The increase in accounts receivable is primarily attributable to higher sales volume in fiscal year 2023 as compared to fiscal 2022. The increase in inventory is primarily attributable to improvements in the supply chain and the resulting higher availability of some products, at the same time that the constrained availability of other products prevented the Company from shipping completed orders to customers. The decrease in income taxes receivable was primarily attributable to the Company receiving federal tax refunds in fiscal year 2023 associated with the CARES Act net operating loss carrybacks for prior tax years. The fluctuations in accounts receivable, inventory, and accounts payable were normal in the ordinary course of business due to timing changes in working capital balances, while the income tax receivable was attributable to receipt of federal tax refunds from prior tax years.

We used $2.5 million of net cash from operating activities during fiscal year 2022. This outflow was primarily driven by a $5.5 million increase in accounts receivable and $1.7 million increase in inventory, partially offset by a $2.5 million increase in accounts payable and a $3.0 million decrease in income taxes receivable. The increases in accounts receivable, inventory, and accounts payable were primarily attributable to an 11.8% increase in revenues in fiscal year 2022 as compared to fiscal year 2021. The decrease in income taxes receivable was attributable to the Company receiving federal tax refunds associated with the CARES Act net operating loss carrybacks. The fluctuations in accounts receivable, inventory, and accounts payable were normal in the ordinary course of business due to timing changes in working capital balances, while the income tax receivable was attributable to receipt of federal tax refunds from prior tax years.

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

Capital expenditures of $15.7 million in fiscal year 2023 increased from $9.5 million in fiscal year 2022 and increased from $11.9 million in fiscal year 2021. Fiscal year 2023, 2022 and 2021 capital expenditures were largely comprised of investments in information technology of $15.2 million, $9.5 million, and $11.4 million, respectively, primarily related to the replacement of our legacy ERP system with a modern ERP system.  In fiscal year 2021, we generated $9.2 million in cash proceeds related to the sale of certain retail assets to Voice Comm.

Cash flows generated from financing activities in fiscal year 2023 were primarily related to net borrowings of $27.3 million from our line of credit. Cash flows generated from financing in fiscal year 2022 were primarily related to borrowings from our line of credit and $6.5 million in proceeds from the Company’s mortgage on its Reno, NV facility. Cash flows generated from financing in fiscal year 2021 were primarily related to borrowings from our line of credit.

On October 29, 2020, we entered into a Credit Agreement among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank, and terminated our previous secured Revolving Credit Facility. This Credit Agreement was amended and restated in its entirety on December 8, 2022, pursuant to Amendment No. 4 to Credit Agreement, discussed below (the Credit Agreement, as amended to date, the “Credit Agreement”). Terms used, but not defined, in this paragraph have the meanings set forth in the Credit Agreement or the related Guaranty and Security Agreement, and the description below refers to the Credit Agreement as of March 26, 2023 and without regard to subsequent events.

The Credit Agreement now provides for a senior secured asset- based revolving credit facility of up to $105 million (the “Revolving Credit Facility”), which matures on April 29, 2025. The Credit Agreement provides for a $10 million Availability Block, which is in effect at all times, and which effectively limits our borrowing capacity to a maximum amount of $95 million, further subject to Borrowing Base limitations and compliance with other terms. As of March 26, 2023, borrowings under the Revolving Credit Facility totaled $64.2 million; therefore, we then had $30.8 million available, subject to the Borrowing Base limitations and compliance with the other applicable terms of the Credit Agreement, including the financial and other covenants discussed or referred to in Note 6 to our Consolidated Financial Statements included in this Annual Report on Form 10-K (“Note 6”). We do not now, nor do we expect in the near future to, meet the Fixed Charge Coverage Ratio (a covenant triggered if Excess Availability (without giving effect to the Availability Block) is less than the greater of (a) 15% of the Maximum Revolver Amount and (b) $15,750,000) and, therefore our current availability under the Revolving Credit Facility is limited to $89.3 million, subject also to the Borrowing Base limitations and compliance with other terms. Borrowings under the Credit Agreement are discussed in Note 6.

At the end of fiscal year 2023, we were in compliance with all required financial covenants applicable under our revolving credit facility with Wells Fargo Bank.

On December 30, 2021, TESSCO Reno Holding LLC (“Reno Holding”), an indirect wholly owned subsidiary and now owner of the Company‘s approximately 115,000 square foot operating facility located in Reno, Nevada (the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company. The indebtedness is evidenced by a Real Estate Note of Reno Holding (the “Note”) that provides for monthly payments of $47,858, bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. See Note 7 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion related to the Note.

Working capital (current assets less current liabilities) increased to $81.2 million as of March 26, 2023 as compared to $64.5 million as of March 27, 2022. Shareholders' equity was $73.1 million as of March 26, 2023, and $75.9 million as of March 27, 2022.

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

In addition, our liquidity could be negatively impacted by decreasing revenues and profits resulting from a decrease in demand for our products or a reduction in capital expenditures by our customers, or by the weakened financial conditions of our customers or suppliers, in each case as a result of a possible downturn in the global economy, caused in part by the COVID-19 pandemic among other factors. Anticipated capital expenditures, including amounts incurred but not yet paid in fiscal year 2023, for fiscal year 2024 are expected to range from $8 million to $10 million.

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

	Fiscal Years Ended
	March 26, 2023	March 27, 2022	March 28, 2021	March 29, 2020	March 31, 2019

Net income (loss) from continuing operations	$(4,347,000)	$(3,312,100)	$(14,373,300)	$(15,601,400)	$(8,882,300)
Add:
(Benefit from) provision for income taxes	5,800	(1,071,300)	(3,844,500)	(7,474,800)	(2,913,800)
Interest, net	2,227,700	876,900	426,300	1,116,300	853,800
Depreciation and amortization	3,852,400	2,484,900	3,744,500	4,026,100	3,618,900
EBITDA	1,738,900	(1,021,600)	(14,047,000)	(17,933,800)	(7,323,400)
Add:
Stock-based compensation	1,099,300	1,338,900	1,211,000	1,174,600	1,244,000
Goodwill impairment	—	—	—	9,108,600	—
Adjusted EBITDA	$2,838,200	$317,300	$(12,836,000)	$(7,650,600)	$(6,079,400)

Contractual Obligations

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 26, 2023:

	Payment Due by Fiscal Year
		1 Year			More Than
	Total	Or Less	Years 2-3	Years 4-5	5 Years

Revolving credit facility (1)	$73,610,800	$4,531,200	$69,079,600	$—	$—
Lease obligations	9,151,600	3,132,000	5,801,300	218,300	—
Current and long-term debt	7,944,400	574,300	1,148,600	1,148,600	5,072,900
Other long-term liabilities (2)	870,400	63,300	126,600	126,600	553,900
Total contractual cash obligations	$91,577,200	$8,300,800	$76,156,100	$1,493,500	$5,626,800

(1)	We are subject to a variable interest rate on the outstanding balance on our revolving credit facility and a 0.25% fee on the unused portion of our revolving credit facility. This balance includes projected variable interest payments based on there being no movement on the line from what was outstanding at March 26, 2023, with the variable payments based on a static rate of 6.9% on the outstanding balance and 0.25% related to the unused commitment fee.
(2)	Other Long-Term Liabilities reflected on the Consolidated Balance Sheet include amounts owed under a Supplemental Executive Retirement Plan.

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

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, we constantly evaluate our revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with the FASB standard regarding revenue recognition for principal-agent considerations, we look at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether an obligation exists between the other parties and our customer. Each of our customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis.  Based on a review of the factors above, in the majority of our sales relationships, we have concluded that we are the principal in the transaction, and we record revenues based upon the gross amounts earned and booked. However, we do have certain relationships where we are not the principal and we record revenues on a net fee basis, regardless of amounts billed (less than 2% of our total revenues for fiscal year 2023).

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. Forward looking statements involve a number of risks and uncertainties. Our actual results may differ materially from those described in or contemplated by any such forward-looking statement for a variety of reasons, including those described in Part I, Item IA “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject. Forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding the continuing impact of the COVID-19 pandemic on our business, operations, revenues, profits, customers or suppliers;
●	our ability to sustain or grow our customer base and market share;
●	our ability to sustain and grow our supplier relationships;
●	our expectations regarding the size and growth in markets;
●	the needs and demands of our customers and the production capacity of our suppliers;
●	trends in the wireless communications industry, our competitors and competing business models;
●	the execution of our business plans and strategies;
●	our ability to benefit from the disposition of our Retail business, including royalty revenues;
●	our ability to benefit from our Commercial and Carrier segments;
●	our liquidity and working capital requirements and ability to access capital;
●	our ability to secure, maintain and upgrade our information technology, telecommunications and e-commerce systems;
●	our ability to anticipate and navigate existing and changes in laws or regulations, including tariffs and trade restrictions, applicable to our business;
●	our ability to pass on cost increases from manufacturers to our customers;
●	our ability to enter into and perform contracts and to realize anticipated revenues or anticipated savings; and
●	our expectations regarding future revenues, expenses and profitability, and financial results generally;
●	our ability to meet expectations regarding the timing and completion of the merger;
●	our expectations regarding the occurrence of any event, change or other circumstance that would give rise to the termination of the Merger Agreement;
●	our ability to satisfy each of the conditions to the consummation of the merger contemplated by the Merger Agreement;
●	the disruption of management’s attention from ongoing business operations due to the merger;
●	our expectations regarding the effect of the announcement of the merger on the Company’s relationships with its customers, suppliers, and employees, as well as its operating results and business generally;
●	our ability to obtain stockholder approval of the Merger Agreement;

●	our expectations regarding the effects that any termination of the merger agreement may have on us and our business; and
●	the effect of limitations that the Merger Agreement places on our ability to operate our business or engage in strategic transactions as an alternative to the proposed merger.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk:

We are subject to market risk from changes in interest rates as it relates to our variable rate debt arrangements, which could be material if there are significant changes in borrowing rates. We have from time to time previously used interest rate swap agreements to modify variable rate obligations to fixed rate obligations, thereby reducing our exposure to interest rate fluctuations. Based on March 26, 2023 borrowing levels, a 1.0% increase or decrease in current market interest rates would not have a material effect on our Consolidated Statements of Income (Loss).

Foreign Currency Exchange Rate Risk:

We are exposed to an immaterial level of market risk from changes in foreign currency rates.  Almost all of our sales are made in U.S. Dollars so we have an immaterial amount of foreign currency risk.  Those sales not made in U.S. Dollars are made in Canadian Dollars.

Item 8. Financial Statements and Supplementary Data.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

	March 26,	March 27,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$777,200	$1,754,000
Trade accounts receivable, net	82,999,700	75,546,300
Product inventory, net	73,353,700	55,945,300
Income taxes receivable	3,685,100	4,293,400
Prepaid expenses and other current assets	3,611,300	2,961,700
Total current assets	164,427,000	140,500,700

Property and equipment, net	10,465,300	10,835,900
Intangible assets, net	40,757,100	30,595,600
Income taxes receivable, non-current	—	3,118,600
Lease asset - right of use	7,866,000	8,910,400
Other long-term assets	9,085,000	8,552,100
Total assets	$232,600,400	$202,513,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$69,771,900	$65,254,900
Payroll, benefits and taxes	3,824,300	5,230,500
Sales tax liabilities	1,389,800	1,188,100
Accrued expenses and other current liabilities	5,336,100	1,455,500
Current portion of lease liability	2,519,800	2,566,300
Current portion of long-term debt	350,100	340,300
Total current liabilities	83,192,000	76,035,600

Deferred tax liabilities, net	133,500	145,600
Revolving line of credit	64,191,600	36,914,600
Non-current portion of lease liability	5,513,900	6,586,200
Long-term debt	5,772,700	6,155,000
Other non-current liabilities	680,500	753,200
Total liabilities	159,484,200	126,590,200

Shareholders’ equity:
Common stock, $0.01 par value per share, 15,000,000 shares authorized, 9,296,810 shares issued and 9,249,397 shares outstanding as of March 26, 2023, and 9,013,449 shares issued and 8,994,249 shares outstanding as of March 27, 2022	108,300	105,900
Additional paid-in capital	70,861,900	69,166,100
Treasury stock, at cost, 47,413 shares as of March 26, 2023 and 19,200 shares as of March 27, 2022	(287,300)	(129,200)
Retained earnings	2,433,300	6,780,300
Total shareholders’ equity	73,116,200	75,923,100
Total liabilities and shareholders’ equity	$232,600,400	$202,513,300

The accompanying Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	March 26, 2023	March 27, 2022	March 28, 2021

Revenues	$452,064,700	$417,544,800	$373,340,700
Cost of goods sold	360,980,100	339,507,900	305,625,100
Gross profit	91,084,600	78,036,900	67,715,600
Selling, general and administrative expenses	93,198,100	81,543,400	85,507,100
Operating income (loss)	(2,113,500)	(3,506,500)	(17,791,500)
Interest expense, net	2,227,700	876,900	426,300
Income (loss) from continuing operations before income taxes	(4,341,200)	(4,383,400)	(18,217,800)
Provision for (benefit from) income taxes	5,800	(1,071,300)	(3,844,500)
Net income (loss) from continuing operations	(4,347,000)	(3,312,100)	(14,373,300)
Income (loss) from discontinued operations, net of taxes	—	611,300	5,630,400
Net income (loss)	$(4,347,000)	$(2,700,800)	$(8,742,900)
Basic income (loss) per share
Continuing operations	$(0.47)	$(0.37)	$(1.65)
Discontinued operations	$—	$0.07	$0.65
Consolidated operations	$(0.47)	$(0.30)	$(1.01)
Diluted income (loss) per share
Continuing operations	$(0.47)	$(0.37)	$(1.65)
Discontinued operations	$—	$0.07	$0.65
Consolidated operations	$(0.47)	$(0.30)	$(1.01)
Basic weighted-average common shares outstanding	9,160,805	8,927,837	8,697,369
Effect of dilutive options and other equity instruments	—	—	—
Diluted weighted-average common shares outstanding	9,160,805	8,927,837	8,697,369

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at March 29, 2020	8,577,549	$101,400	$65,318,500	$(58,496,200)	$76,779,000	$83,702,700
Proceeds from issuance of stock	130,907	1,300	699,700	—	—	701,000
Treasury stock purchases	(23,031)	—	—	(121,600)	—	(121,600)
Non-cash stock compensation expense	148,408	1,500	1,209,500	—	—	1,211,000
Retirement of treasury stock	—	—	—	58,555,000	(58,555,000)	—
Net income (loss)	—	—	—	—	(8,742,900)	(8,742,900)
Balance at March 28, 2021	8,833,833	104,200	67,227,700	(62,800)	9,481,100	76,750,200
Issuance of common stock for 401k match	67,556	700	432,100	—	—	432,800
Proceeds from issuance of stock	30,169	300	157,200	—	—	157,500
Treasury stock purchases	(8,950)	—	—	(66,400)	—	(66,400)
Non-cash stock compensation expense	69,141	700	1,338,200	—	—	1,338,900
Exercise of stock options	2,500	—	10,900	—	—	10,900
Net income (loss)	—	—	—	—	(2,700,800)	(2,700,800)
Balance at March 27, 2022	8,994,249	105,900	69,166,100	(129,200)	6,780,300	75,923,100
Issuance of common stock for 401k match	87,445	900	448,900	—	—	449,800
Proceeds from issuance of stock	36,639	400	148,700	—	—	149,100
Treasury stock purchases	(27,248)	—	—	(158,100)	—	(158,100)
Non-cash stock compensation expense	158,312	1,100	1,098,200	—	—	1,099,300
Net income (loss)	—	—	—	—	(4,347,000)	(4,347,000)
Balance at March 26, 2023	9,249,397	$108,300	$70,861,900	$(287,300)	$2,433,300	$73,116,200

The accompanying Notes to these Consolidated Financial Statements are an integral part of these consolidated statements.

TESSCO TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	March 26, 2023	March 27, 2022	March 28, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,347,000)	$(2,700,800)	$(8,742,900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,868,400	2,484,900	3,744,500
Gain on sale of discontinued operations	—	—	(3,020,800)
Stock-based compensation expense	1,099,300	1,338,900	1,211,000
Deferred income taxes	(12,100)	119,100	3,032,500
Change in trade accounts receivable	(7,453,400)	(5,500,600)	12,676,000
Change in product inventory	(17,408,400)	(1,688,400)	9,279,900
Change in prepaid expenses and other current assets	(462,300)	1,294,200	2,678,200
Change in income taxes receivable	3,726,900	3,020,500	(4,685,800)
Change in other assets and other liabilities	(1,394,400)	(1,731,000)	(3,304,200)
Change in trade accounts payable	7,371,000	2,514,700	(15,197,600)
Change in payroll, benefits and taxes	(1,406,200)	(1,049,300)	2,021,500
Change in sales tax liabilities	201,700	384,200	353,100
Change in accrued expenses and other current liabilities	4,257,500	(982,200)	(729,600)
Net cash provided by (used in) operating activities	(11,959,000)	(2,495,800)	(684,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,708,500)	(9,500,800)	(11,855,900)
Proceeds from sale of discontinued operations	—	—	9,201,500
Net cash provided by (used in) investing activities	(15,708,500)	(9,500,800)	(2,654,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) from revolving line of credit short term	—	—	(25,565,300)
Borrowings from revolving line of credit long term	278,965,500	266,634,400	137,868,500
Repayments to revolving line of credit long term	(251,688,500)	(260,303,000)	(107,283,900)
Payments of debt issuance costs	(222,300)	(224,100)	(698,300)
Payments on long term debt	(353,500)	(57,800)	—
Proceeds from debt issuance	—	6,500,000	—
Proceeds from issuance of stock	147,600	157,500	199,200
Repurchase of stock from employees and directors for minimum tax withholdings	(158,100)	(66,400)	(121,600)
Net cash provided by (used in) financing activities	26,690,700	12,640,600	4,398,600

Net increase (decrease) in cash and cash equivalents	(976,800)	644,000	1,060,000

CASH AND CASH EQUIVALENTS, beginning of period	1,754,000	1,110,000	50,000

CASH AND CASH EQUIVALENTS, end of period	$777,200	$1,754,000	$1,110,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Capital expenditures included in accounts payable	1,640,900	4,494,900	1,170,300
Right-of-use asset acquired in exchange for lease liability	—	247,400	—

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

On April 11, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alliance USAcqCo 2, Inc., a Delaware corporation (“Parent”), and Alliance USAcqCo 2 Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities affiliated with Lee Equity Partners, LLC and Twin Point Capital LLC, which also own Alliance Corporation, a value-added distributor of equipment for the wireless industry, and GetWireless, LLC, a value-added distributor of cellular solutions that connect the Internet of Things (IoT).  See Note 21, “Subsequent Events”, for further information.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is the 52 or 53 weeks ending on the Sunday falling on or between March 26 and April 1 to allow the financial year to better reflect the Company's natural weekly accounting and business cycle.  The fiscal years ended March 26, 2023, March 27, 2022 and March 28, 2021 each contained 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with an original maturity of 90 days or less.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends and current economic conditions. Actual collection experience has not varied significantly from estimates, due primarily to consistent credit policies, collection experience, as well as the Company’s stability as it relates to its current customer base. Typical payments from a large majority of commercial customers are due 30 days from the date of the invoice. The Company charges-off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized by our customers. At March 26, 2023 and March 27, 2022, the allowance for doubtful accounts related to customers in continuing operations was $3,340,300 and $1,057,800, respectively.

Product Inventory

Product inventory, consisting primarily of finished goods, is stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out (“FIFO”) method and includes certain charges directly and indirectly incurred in bringing product inventories to the point of sale. Inventory is written down for estimated obsolescence equal to the difference between the carrying value of inventory and the estimated net realizable value, based upon specifically known inventory-related risks (such as technological obsolescence and the nature of supplier terms surrounding price protection and product returns), and assumptions about future demand. At March 26, 2023 and March 27, 2022, the

Company had a reserve for excess and obsolete inventory of $5,692,700 and $4,567,700, respectively. The increase in the reserve is primarily related to an increase in excess inventory levels.

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

Intangibles

The Company capitalizes computer software costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and when management authorizes and commits to funding the project and it is probable that the project will be completed.  Development and acquisition costs are capitalized when the focus of the software project is either to develop new software, to increase the life of existing software or to add significantly to the functionality of existing software. Capitalization ceases when the software project is substantially complete and ready for its intended use. Amortization is recorded using the straight-line method over the estimated useful life which ranges from one to seven years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If future undiscounted cash flows are less than the carrying value of the asset group, the Company calculates the fair value of the asset group. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment charges of long-lived assets in fiscal years 2023, 2022, or 2021.

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

The Company did not recognize an impairment loss on indefinite-lived intangible assets in fiscal years 2023, 2022, or 2021.

The methods of assessing fair value for indefinite-lived assets require significant judgments to be made by management, including future revenues, expenses, cash flows and discount rates. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Other Long-Term Assets

Other long-term assets consist of capitalized implementation costs of hosting arrangements, cash surrender value of life insurance policies related to a Supplemental Executive Retirement Plan (see Note 14), and deferred debt financing costs. Capitalized implementation costs of hosting arrangements that are accounted for as service contracts, which relate to our ERP implementation, were $6.6 million and $5.7 million as of March 26, 2023 and March 27, 2022, respectively.

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

We recognize revenues from sales transactions containing sales returns provisions at the time of the sale.  For bill-and-hold arrangements, the Company recognizes revenue when the customer obtains control of the product, which generally occurs at the time of the sale when the product is segregated from inventory and available to be shipped to the customer. The potential for customer returns is considered a component of variable consideration under ASC 606 and it is therefore considered when estimating the transaction price for a sale.  We use the most likely amount method to determine the amount of expected returns.  The amount of expected returns is recognized as a refund liability, representing the obligation to return the customer’s consideration.  The return asset is measured at the former carrying amount of the inventory, less any expected costs to recover the goods, which is included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets. Customers may have volume incentive rebate agreements, which are earned based on total purchases during a defined period. These rebates are included in the transaction price as a reduction to revenue at the time of the sale.

Our current and potential customers are continuing to look for ways to reduce their inventories and lower their total costs, including distribution, order taking and fulfillment costs, while still providing their customers excellent service. Some of these companies have turned to us to implement supply chain solutions, including purchasing inventory, assisting in demand forecasting, configuring, packaging, kitting and delivering products and managing customer and supplier relations, from order taking through cash collections. In performing these solutions, we assume varying levels of involvement in the transactions and varying levels of credit and inventory risk. As our offerings continually evolve to meet the needs of our customers, the Company constantly evaluates its revenue accounting based on the guidance set forth in accounting standards generally accepted in the United States. When applying this guidance in accordance with ASC 606, the Company looks at the following indicators: whether we are the primary obligor in the transaction; whether we have general inventory risk; whether we have latitude in establishing price; whether the customer holds us responsible for the acceptability of the product; whether the product returns are handled by us; and whether obligations exists between the other parties and our customer. Each of the Company’s customer relationships is independently evaluated based on the above guidance and revenues are recorded on the appropriate basis. Based on a review of the factors above, in the majority of the Company’s sales relationships, the Company has concluded that it is the principal in the transaction and records revenues based upon the gross amounts earned and booked. However, the Company does have relationships where it is not the principal and records revenues on a net fee basis, regardless of amounts billed (less than 2% of total revenues for fiscal year 2023).

Other than sales relating to the Company’s private brands, we offer no product warranties in excess of original equipment manufacturers’ warranties. Warranty expense was immaterial for fiscal years 2023, 2022, and 2021.

Supplier Programs

Funds received from suppliers for product rebates and marketing/promotion are recorded as a reduction in cost of goods sold in accordance with ASC 705-20, Cost of Sales and Services - Accounting for Consideration Received from a Vendor.

Shipping and Handling Costs

Shipping costs incurred to ship products from our distribution centers to our customers’ sites are included in selling, general and administrative expenses in the Consolidated Statements of Income (Loss) and totaled $14,731,500, $13,249,600, and $10,036,100 for fiscal years 2023, 2022, and 2021, respectively.

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

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. In accordance with ASC 740, no provision for tax uncertainties was determined to be necessary as of March 26, 2023, March 27, 2022 and March 28, 2021.

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

Recently issued accounting pronouncements not yet adopted:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. This ASU is effective for periods beginning after December 15, 2022. The Company adopted this standard on March 27, 2023 and it did not have a material effect.

Note 3. Property and Equipment

All of the Company’s property and equipment is located in the United States and is summarized as follows:

	2023	2022

Land	$4,740,800	$4,740,800
Building, building improvements and leasehold improvements	21,589,400	21,136,800
Information technology equipment	4,929,500	4,598,100
Furniture, telephone system, equipment and tooling	8,676,200	8,630,700
	39,935,900	39,106,400
Less accumulated depreciation	(29,470,600)	(28,270,500)
Property and equipment, net	$10,465,300	$10,835,900

Depreciation expense related to property and equipment was $1,214,800, $1,562,700, and $1,667,500 for fiscal years 2023, 2022 and 2021, respectively.

Note 4. Goodwill and Other Intangible Assets

Intangibles, net on our Consolidated Balance Sheets as of March 26, 2023 and March 27, 2022, consists of capitalized software for internal use and indefinite-lived intangible assets. Capitalized software for internal use, net of accumulated amortization, which primarily related to our ERP implementation as of March 26, 2023 and March 27, 2022, was $38,292,400 and $29,463,100, respectively. The Company continues to capitalize costs related to the ERP system implementation and has begun to amortize those costs since the project was completed and placed in-service during the fourth quarter of fiscal 2023. The costs associated with the ERP system implementation are being amortized over an estimated useful life of 7 years. Amortization expense of capitalized software for internal use was $2,353,600, $920,000, and $2,077,000 for fiscal years 2023, 2022, and 2021. The weighted-average remaining amortization period for capitalized software for internal use is approximately 6.6 years. Indefinite-lived intangible assets were $795,400 as of March 26, 2023 and March 27, 2022.

At March 26, 2023, estimated future annual amortization expense for intangible assets for the next five years is:

2024	$7,887,600
2025	7,617,700
2026	7,132,800
2027	6,338,100
2028	6,323,300
$35,299,500

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 26, 2023	March 27, 2022
Allowances for product returns	$678,600	$545,900
Deferred revenue	3,163,600	—
Other accrued expenses	1,493,900	909,600
Total accrued expenses and other current liabilities	$5,336,100	$1,455,500

The estimated amount of refunds to customers for expected product returns is recognized as a refund liability within the Accrued expenses and other current liabilities line item in the Consolidated Balance Sheets. The value of the expected goods to be returned by customers is recognized as a return asset within the Prepaid expenses and other current assets line item of the Consolidated Balance Sheets. The return asset value is initially measured at the former carrying amount in inventory, less any expected costs to recover the goods. The Company expects products returned by customers to be in new and salable condition, as required by our standard terms and conditions, and therefore impairment of the return asset is unlikely. Changes to the return liability are recorded as revenue adjustments and changes to the return asset are recorded to cost of goods sold. As of March 26, 2023, the return asset and return liability amounts were $0.5 million and $0.7 million, respectively. As of March 27, 2022, the return asset and return liability amounts were $0.4 million and $0.5 million, respectively.

Deferred revenue in fiscal 2023 relates to amounts invoiced that have not met the criteria for revenue recognition under ASC 606.

Note 6. Borrowings Under Revolving Credit Facility

On October 29, 2020, the Company entered into a Credit Agreement among the Company, the Company’s primary operating subsidiaries as co-borrowers, the Lender(s) party thereto from time to time, and Wells Fargo Bank, National Association (“Wells”), as Administrative Agent, swingline lender and an issuing bank. Terms used, but not defined, in this and the following paragraphs of this Note 6 have the meanings set forth in the Credit Agreement (as defined below) or the related Guaranty and Security Agreement. This facility replaced a previously existing credit facility among the Company and certain subsidiaries, the lenders party thereto (which included Wells) and Truist Bank (successor by merger to SunTrust Bank), as administrative agent. The discussion below is a summary and is qualified in its entirety by the actual terms of the Credit Agreement and related documents, including Amendment Nos. 1, 2, 3, and 4, and references below to the “Credit Agreement” include the Credit Agreement, together with such amendments, except in each case where otherwise indicated or the context otherwise requires.

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

Prior to Amendment No. 4 to the Credit Agreement, Borrowings accrued interest from the applicable borrowing date:  (A) if a LIBOR Rate Loan, (i) if the Fixed Charge Coverage Ratio was less than 1.10:1.00, then the LIBOR Rate plus 2.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the LIBOR Rate plus 2.00%; (B) if a Base Rate Loan, (i) if the Fixed Charge Coverage Ratio was less than 1.10:1.00, then the Base Rate plus 1.25% or (ii) if the Fixed Charge Coverage Ratio was greater than or equal to 1.10:1.00, then the Base Rate plus 1.00%.

As a result of Amendment No. 4, Borrowings now accrue interest from the applicable borrowing date:  (A) if a SOFR Rate Loan, (i) at a per annum rate equal to the SOFR Rate plus a SOFR Adjustment of 10 basis points (to remain pricing neutral for transition from LIBOR to SOFR) plus the SOFR Rate Margin of 2.25% until the later of December 31, 2023 and meeting a Fixed Charge Coverage Ratio for the trailing twelve months of not less than 1.0 to 1.0, and (ii) thereafter, at a per annum rate equal to the SOFR Rate plus a SOFR Adjustment of 10 basis points (to remain pricing neutral for transition from LIBOR to SOFR) plus the SOFR Rate Margin of 1.75% if Excess Availability is greater than 30%, 2.00% if Excess Availability is at least 20% but less than or equal to 30%, and 2.25% if Excess Availability is less than 20% or (B) if a Base Rate Loan, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 1.25% until the later of December 31, 2023 and meeting a Fixed Charge Coverage Ratio for the trailing twelve months of not less than 1.0 to 1.0, and (ii) thereafter, at a per annum rate equal to the Base Rate plus the Base Rate Margin of 0.75% if Excess Availability is greater than 30%, of 1.00% if Excess Availability is at least 20% but less than or equal to 30%, and of

1.25% if Excess Availability is less than 20%. Excess Availability for these purposes is determined without giving effect to the $10 million Availability Block.

Interest expense on the Revolving Credit Facility in the aggregate for fiscal year 2023 totaled $1,749,900, net of capitalized interest of $1,535,200.

Prior to Amendment No. 4 to the Credit Agreement, the Company was required to pay a monthly Unused Line Fee on the average daily unused portion of the Revolving Credit Facility at a per annum rate equal to 0.25%. Pursuant to Amendment No. 4, the Company is now required to pay a monthly Unused Line Fee based on the average quarterly revolver usage, at a per annum rate equal to 0.25% of the unused Revolving Credit Facility if usage is greater than 50%, and 0.50% of the unused Revolving Credit Facility if usage is less than 50%.

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

As of March 26, 2023, borrowings under the Revolving Credit Facility totaled $64.2 million and, therefore, the Company had $30.8 million available for borrowing, subject to the Borrowing Base limitation and compliance with the other applicable terms referenced herein, and including the $10 million Availability Block discussed above. The Revolving Credit Facility has no lockbox arrangement associated with it and, therefore the outstanding balance is classified as a long-term liability on the Consolidated Balance Sheet as of March 26, 2023. Accordingly, borrowings from and repayments to the Company’s current line of credit are reflected on a gross basis in the cash flows from financing activities in the Consolidated Statements of Cash Flows.

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

Amendment No. 3

On January 5, 2022, at the Company’s request, the Company and its operating subsidiaries, and Wells, entered into Amendment No. 3 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement (“Amendment No. 3”), subject to the terms and conditions of which Wells agreed to increase the Commitment under the Revolving Credit Facility from $75 million to $80 million. Among the terms and conditions, the Company agreed to revert to the interest rate margins originally provided for under the terms of the Revolving Credit Facility (and which margins had previously been modified pursuant to Amendment No. 1 to Credit Agreement), as well as change the methodology for determining the Applicable Margin, as discussed above, and agreed to a $10 million Availability Block for calendar year 2022, but was relieved of any Fixed Charge Coverage Ratio testing for the same period without regard to the amount of Excess Availability during that period. Amendment No. 3 further provided that a $15 million Excess Availability requirement would be imposed as of January 1, 2023, unless a Fixed Charge Coverage Ratio of 1:1 is achieved. The Company did not meet the Fixed Charge Covenant Ratio, and as a result, availability under the Revolving Credit Facility for the remainder of calendar 2022 (subject to Amendment No. 4, discussed below) was $70 million after accounting for the Availability Block and was scheduled to reduce to $65 million on January 1, 2023 upon the scheduled expiration of the Availability Block and re-imposition of the Excess Availability requirement, in each case subject to the Borrowing Base limitations and compliance with the other terms.

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

Note 7. Debt

On December 30, 2021, Reno Holding, an indirect wholly owned subsidiary and now owner of the Company’s approximately 115,000 square foot operating facility located in Reno, Nevada (the “Reno Facility”), borrowed an aggregate sum of $6.5 million from Symetra Life Insurance Company (“Symetra”). The indebtedness is evidenced by the Real Estate Note (the “Note”) that provides for monthly payments of $47,858, bears interest at a fixed rate of 3.38% per annum for the first 5 years, is subject to adjustment after 5 years and again after 10 years, and matures in approximately 15 years. The Note and related obligations are secured by a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Deed of Trust”) on the Reno Facility. The net proceeds from this borrowing transaction (the “Symetra Loan”) have since been applied to repayment of a portion of the revolving balance under the Company’s 2020 Revolving Credit Facility. An additional $250,000 is to be advanced under the Symetra Loan after roof and possible related repairs to the Reno Facility are satisfactorily completed. The Symetra Loan is limited recourse to the Reno Facility, with typical exceptions in which case it is recourse to Reno Holding, a special purpose entity formed by the Company to own the Reno Facility and related assets.

The principal maturities of debt outstanding at March 26, 2023, were as follows:

Fiscal Year
2024	$365,700
2025	378,200
2026	391,200
2027	404,600
2028	418,500
Thereafter	4,380,500
Total	$6,338,700

Note 8. Leases

The Company is committed to making rental payments under non-cancelable operating leases covering various facilities and equipment. Our leases have remaining lease terms of 1 to 5 years, some of which include options to extend the leases for up to 5 years. Rent expense for fiscal years 2023, 2022 and 2021 totaled $2,601,300, $2,848,400, and $3,453,500, respectively. When measuring the lease liability, the Company uses the rate implicit in the lease and, if that rate cannot be readily determined, the Company’s incremental borrowing rate based on the terms of the lease. The Company has elected the practical expedient to not separate lease and non-lease components and applied this across the full lease portfolio.

The Company leases office space in Timonium, Maryland, where the Company’s sales, marketing and administrative offices are located. This space is nearby to the Company’s Global Logistics Center in Hunt Valley, Maryland. The Agreement of Lease expires on December 31, 2025. Monthly rent payments range from $210,200 to $220,800 through the remaining lease term.

The Company also leases office and warehouse space in Hunt Valley, Maryland, adjacent to the Company’s Global Logistics Center, expiring on July 31, 2026. The Company has an ongoing annual option to terminate the lease. The monthly rental fee ranges from $43,000 to $47,000 through the remaining lease term.

The following maturity analysis presents minimum expected operating lease payments at March 26, 2023:

2024	$3,132,000
2025	3,203,700
2026	2,597,600
2027	218,300
2028	—
Thereafter	—
Total	9,151,600
Less: present value discount	(1,117,900)
Present value of lease liabilities	$8,033,700

Weighted-average discount rate:	4.0%
Weighted-average remaining lease term	3.6 years

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

Segment information for fiscal year 2023, and for fiscal years ended 2022 and 2021 which have been restated to reflect the change in segments during fiscal 2022, is as follows (in thousands):

	Fiscal Year Ended
	March 26, 2023	March 27, 2022	March 28, 2021
Revenues
Carrier	$194,184	$180,740	$149,825
Commercial	257,881	236,805	223,516
Total revenues	$452,065	$417,545	$373,341

Gross Profit
Carrier	$28,291	$20,985	$16,585
Commercial	62,794	57,052	51,131
Total gross profit	$91,085	$78,037	$67,716

Total Assets	2023	2022
Carrier	$42,169	$38,705
Commercial	42,927	36,797
Corporate	147,504	127,012
Total Assets	$232,600	$202,513

The CODM reviews segment results using gross profit as the segment measure of profit or loss and the Company does not allocate expenses below gross profit to the segments.

Note 11. Shares Withheld

The Company withholds shares of common stock from its employees and directors, at their request, equal to the minimum federal and state tax withholdings related to vested performance stock units, stock option exercises and vested restricted stock awards. For fiscal years 2023, 2022, and 2021 the total value of shares withheld for taxes was $158,100, $66,400, and $121,500, respectively.

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

Note 13. Income Taxes

A reconciliation of the difference between the provision for income taxes computed at statutory rates and the provision for income taxes from continuing operations provided in the Consolidated Statements of Income (Loss) is as follows:

	2023	2022	2021

Statutory federal rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.7	0.7	3.4
Non-deductible expenses	(2.4)	(2.0)	(1.2)
Change in valuation allowance	(24.2)	5.2	(7.6)
Rate change for loss carrybacks	0.0	—	6.2
Other	0.8	(0.4)	(0.7)
Effective rate	(0.1)%	24.5%	21.1%

The provision for income taxes from continuing operations was comprised of the following:

	2023	2022	2021

Federal: Current	$(44,900)	$(1,229,200)	$(4,263,700)
Deferred	(8,900)	126,500	(48,200)
State: Current	62,300	38,500	16,700
Deferred	(2,700)	(7,100)	450,700
Benefit from income taxes	$5,800	$(1,071,300)	$(3,844,500)

Total net deferred tax assets (liabilities) as of March 26, 2023 and March 27, 2022, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets, are as follows:

	2023	2022
Deferred tax assets:
Deferred compensation	$126,400	$202,000
Accrued vacation	107,000	145,700
Deferred rent	1,784,000	2,100,400
Allowance for doubtful accounts	706,200	246,200
Inventory reserves	1,161,500	1,042,800
Sales tax reserves	17,500	127,600
Sales return assets	126,800	125,300
Net operating loss	2,377,000	1,969,800
Business interest limitation carryforward	1,033,100	555,300
Other assets	1,753,300	1,486,300
	9,192,800	8,001,400
Valuation allowance	(3,594,200)	(2,543,600)
Total deferred tax assets	5,598,600	5,457,800

Deferred tax liabilities:
Depreciation and amortization	(3,034,500)	(2,784,600)
Sales return liabilities	(87,100)	(90,000)
Lease right of use	(1,721,100)	(2,035,500)
Prepaid expenses and other liabilities	(889,400)	(693,300)
Total deferred tax liabilities	(5,732,100)	(5,603,400)
Net deferred tax (liability) assets	$(133,500)	$(145,600)

The valuation allowance recorded by the Company as of March 26, 2023 and March 27, 2022 resulted from the uncertainties of the future realization of federal and state deferred tax assets. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be realized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

As of March 26, 2023, the Company had net operating loss carryforwards of $72,603,155 which will generally begin to expire in fiscal year 2030 through fiscal year 2042. Federal and certain state net operating loss carryovers do not expire.

As of March 26, 2023 and March 27, 2022, the Company had no unrecognized tax benefits.

The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as part of the provision for income taxes. The total amount of interest and penalties related to tax uncertainties recognized in the Consolidated Statements of Income (Loss) was $0 for fiscal years 2023, 2022 and 2021. The cumulative amount included in the Consolidated Balance Sheets as of March 26, 2023 and March 27, 2022 was $0.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to: increasing the limitation on the amount of deductible business interest expense, allowing companies to carryback certain net operating losses to the preceding five years, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. These special provisions were applicable to fiscal years 2021 while net operating losses generated in fiscal years 2022 and 2023 cannot be carried back.

The Company files income tax returns in U.S. federal, state and local jurisdictions. Tax returns for fiscal years 2015 through 2022 remain open to examination by U.S. federal, state and local tax authorities. Federal and state net operating losses generated to date are subject to adjustment for state income tax purposes.

Note 14. Retirement Plans

The Company has a 401(k) plan that covers all eligible employees. Contributions to the plan can be made by employees and the Company may make matching contributions at its discretion. Company contributions are generally made in a combination of cash and Company stock. Expense related to this matching contribution was $865,000, $700,500, and $806,000 during fiscal years 2023, 2022, and 2021, respectively. As of March 26, 2023, plan assets included 324,600 shares of common stock of the Company.

The Company maintains a Supplemental Executive Retirement Plan for Robert B. Barnhill, Jr., the Company’s founder and former CEO and Chairman of the Board. This plan is funded through life insurance policies for which the Company is the sole beneficiary. The cash surrender value of the life insurance policies and the net present value of the benefit obligation of approximately $2,574,300 and $680,500, respectively, as of March 26, 2023, and $2,652,700 and $753,200, respectively, as of March 27, 2022, are included in Other long-term assets and Other non-current liabilities, respectively, in the accompanying Consolidated Balance Sheets. Cash disbursements related to the life insurance policies are reflected as cash flows from operating activities within the Consolidated Statements of Cash Flows. The Company considers current life expectancy data and risk-free treasury rates when estimating the fair value of the life insurance policies.

Note 15. Earnings Per Share

The Company presents the computation of earnings per share (“EPS”) on a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the reported period. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Shares of common stock are excluded from the calculation if they are determined to be anti-dilutive. In all fiscal years presented, the Company had a net loss from continuing operations and accordingly presented EPS by using only basic shares outstanding.

The following table presents the calculation of basic and diluted earnings per common share from continuing operations:

	Fiscal Year
Amounts in thousands, except per share amounts	2023	2022	2021
Earnings per share from continuing operations – Basic:
Net loss	$(4,347)	$(3,312)	$(14,373)
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	—
Earnings available (loss attributable) to common shareholders – Basic	$(4,347)	$(3,312)	$(14,373)

Weighted average common shares outstanding – Basic	9,161	8,928	8,697

Earnings (loss) per common share from continuing operations – Basic	$(0.47)	$(0.37)	$(1.65)

Earnings per share – Diluted:
Net income (loss)	$(4,347)	$(3,312)	$(14,373)
Less: Distributed and undistributed earnings allocated to nonvested stock	—	—	—
Earnings available (loss attributable) to common shareholders – Diluted	$(4,347)	$(3,312)	$(14,373)

Weighted average common shares outstanding – Basic	9,161	8,928	8,697
Effect of dilutive options	—	—	—
Weighted average common shares outstanding – Diluted	9,161	8,928	8,697

Earnings (loss) per common share from continuing operations – Diluted	$(0.47)	$(0.37)	$(1.65)

Anti-dilutive equity awards not included above	565	813	755

As of March 26, 2023, March 27, 2022 and March 28, 2021, stock options with respect to 659,500, 933,000 and 925,000 shares of common stock were outstanding, respectively. The anti-dilutive stock options outstanding at March 26, 2023, March 27, 2022 and March 28, 2021 total 564,500, 813,000 and 755,000, respectively. There were no anti-dilutive Performance Stock Units (“PSUs”) or Restricted Stock Units (“RSUs”) outstanding as of March 26, 2023, March 27, 2022, and March 28, 2021.

Note 16. Stock-Based Compensation

The Company’s selling, general and administrative expenses for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021 include $1,099,300, $1,338,900, and $1,211,000, respectively, of stock compensation expense. Provision for income taxes for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021 includes $14,700, $365,500, and $255,600, respectively, of income tax benefits related to our stock-based compensation arrangements. Stock compensation expense is primarily related to our PSUs, RSUs, and Stock Options, granted or outstanding under the Company’s Third Amended and Restated Stock and Incentive Plan (the “1994 Plan”) and 2019 Stock and Incentive Plan (the “2019 Plan” and together with the 1994 Plan, the “Plans”), which was approved at the Annual Meeting of Shareholders held on July 25, 2019. No additional awards may be granted under the 1994 Plan, although awards outstanding under the 1994 Plan remain outstanding and governed by its terms. As of March 26, 2023, 507,523 shares were available for issue in respect of future awards under the 2019 Plan.

Performance Stock Units: Under a program established by the Board of Directors, PSUs have been granted under the Plans to selected employees periodically. Each PSU entitles the participant to earn Tessco common stock, but only after certain performance measures are reached and individual performance targets are met over a defined performance cycle. Performance cycles, which are fixed for each grant at the date of grant, are one year. Once earned, shares vest and are issued over a specified period of time determined at the time of the grant, provided that the participant remains employed by or associated with the Company at the time of share issuance. Performance targets are set by the Board of Directors in advance for the complete performance cycle at levels designed to grow shareholder value. If actual performance does not reach the minimum annual or threshold targets, no shares are issued. In accordance with ASC 718, the Company records compensation expense on its PSUs over the service period, based on the number of shares management estimates will ultimately be issued. Accordingly, the Company determines the periodic financial statement compensation expense based upon the stock price at the PSU grant date, net of the present value of dividends expected to be paid on Tessco common stock before the PSU vests, management’s projections of performance over the performance period, and the resulting amount of estimated share issuances. As discussed in Note 2 above, the Company accounts for forfeitures as they occur rather than estimate expected forfeitures. To the extent that forfeitures occur, stock-based compensation related to the restricted awards may be different from the Company’s expectations.

The following table summarizes the activity under the Company’s PSU program for fiscal years 2023, 2022 and 2021:

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average Fair		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant	Shares	Value at Grant
Unvested shares available for issue under outstanding PSUs, beginning of period	100,039	$10.44	13,552	$14.57	68,355	$15.00
PSUs Granted	—	—	96,603	7.32	—	—
PSUs Vested	(51,737)	7.73	(7,930)	13.89	(21,690)	14.21
PSUs Forfeited/Cancelled	(48,302)	7.32	(2,186)	13.79	(33,113)	15.69
Unvested shares available for issue under outstanding PSUs, end of period	—	$—	100,039	$10.44	13,552	$14.57

As of March 26, 2023, there was no remaining unrecognized compensation cost related to PSUs as there were no unvested shares. Total fair value of shares vested during fiscal years 2023, 2022 and 2021 was $312,200, $57,900 and $103,300, respectively.

The PSUs canceled during fiscal year 2023 related to the fiscal year 2022 issuances. The PSUs were canceled due to the performance targets not being achieved. Per the provisions of the 2019 Plan, the shares related to these forfeited and canceled PSUs were added back to the 2019 Plan and became available for future issuance under the 2019 Plan.

Restricted Stock/Restricted Stock Units: On May 10, 2019, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 21,000 RSU awards, ratably to the then six non-employee directors, including the then Chairman of the Board of the Company.  These RSU awards provide for the issuance of shares of the Company’s common stock in four equal installments beginning on May 10, 2020, and continuing on the same date in 2021, 2022 and 2023, provided that the director remains associated with the Company on each such date (or meets other criteria as prescribed in the applicable award agreement).

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

Changes in the composition of the Board of Directors during fiscal year 2022, in connection with or occurring during the term of a consent solicitation initiated by certain of our stockholders during the year resulted in the accelerated vesting of 30,000 of the current and prior year RSUs discussed in the previous two paragraphs and the issuance of a corresponding number of shares of Common Stock to departing directors.

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

Also on April 29, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 22,252 shares of restricted stock to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2022.  The amount of shares issued was the cash equivalent of the required retainers on the approval date.  These awards provided for the issuance of shares of the Company’s common stock subject to a risk of forfeiture that lapsed in whole or in part on July 1, 2022, generally depending on the length of continued service of the recipient on the Board for fiscal 2022. There is no remaining unrecognized compensation costs related to these awards.

On May 25, 2021 and August 1, 2021, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 24,761 RSU awards to non-employee directors of the Company.  These awards were awarded in lieu of the directors’ receiving estimated cash payments that would otherwise be received for attendance at Board and Committee meetings during fiscal 2022 and provided for the vesting and issuance of shares of the Company’s common stock to the non-employee director on May 25, 2022, provided that the director remains associated with the Company (or meets service and other criteria as prescribed in the agreement) on that date.

On June 6, 2022, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 32,267 RSU awards to non-employee directors of the Company. These awards were awarded in lieu of the directors’ receiving estimated cash payments that would otherwise be received for attendance at Board and Committee meetings during fiscal 2023 and provide for the vesting and issuance of shares of the Company’s common stock to the non-employee director on June 6, 2023, provided that the director remains associated with the Company (or meets service and other criteria as prescribed in the agreement) on that date.

Also on June 6, 2022, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 18,000 RSU awards to the then current non-employee directors of the Company.  These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule.  These awards will vest and shares will be issued 25% on or about each of June 6 of 2023, 2024, 2025 and 2026, provided that the participant remains associated with the Company (or meets other criteria as prescribed in the agreement) on each such date. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a remaining period of approximately three years.

Also on June 6, 2022, the Compensation Committee, with the concurrence of the full Board of Directors, granted an aggregate of 42,231 shares of restricted stock to non-employee directors of the Company in lieu of their annual cash retainer for fiscal 2023.  The amount of shares issued was the cash equivalent of the required retainers on the approval date.  These awards provide for the issuance of shares of the Company’s common stock subject to a risk of forfeiture that will lapse in whole or in part on June 6, 2023, generally depending on the length of continued service of the recipient on the Board for fiscal 2024. The remaining unrecognized compensation costs related to these awards is immaterial.

As of March 26, 2023, the remaining unrecognized compensation cost related to RSUs earned under all of the grants included above was immaterial.

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

Stock Options:  The grant date value of the Company’s stock options has been determined using the Black-Scholes-Merton pricing model, based upon facts and assumptions existing at the date of grant. Expected stock price volatility is based on historical stock price changes over the expected term of the option. The expected term of the awards is based on the Company’s consideration of the contractual term of the stock option, as well as historical employment experience post-vesting. Stock options granted have exercise prices equal to the market price of the Company’s stock on the grant date. The stock options vest 25% after one year and then 1/36 per month for the following three years. During fiscal 2023, stock options for 283,958 shares were forfeited due to employee departures and option term expiration. The weighted-average remaining contractual term of options exercisable as of March 26, 2023, was 2.6 years.

The value of each option at the date of grant is amortized as compensation expense over the service period. This occurs without regard to subsequent changes in stock price, volatility or interest rates over time, provided the option remains outstanding. The following tables summarize the pertinent information for outstanding options.

	2023		2022
		Weighted		Weighted
		Average Fair		Average Fair
	Shares	Value at Grant	Shares	Value at Grant
Unvested options, beginning of period	349,377	$2.83	383,670	1.47
Options Granted	10,000	2.65	194,500	3.62
Options Forfeited/Cancelled, net of vested options	(13,750)	7.18	(83,500)	5.64
Options Vested	(174,896)	2.78	(145,293)	2.20
Unvested options, end of period	170,730	2.83	349,377	2.83

			March 26, 2023
Grant Fiscal Year	Options Granted	Option Exercise Price	Options Outstanding	Options Exercisable
2023	10,000	$5.36	10,000	-
2022	194,500	$7.22	154,500	69,583
2021	240,000	$4.70	110,000	76,354
2020	405,000	$13.54	307,000	264,832
2019	66,500	$16.31	18,000	18,000
2018	230,000	$15.12	60,000	60,000
2017	410,000	$12.57	-	-
Total			659,500	488,770

Grant Fiscal Year	Expected Stock Price Volatility	Risk-Free Interest Rate	Expected Dividend Yield	Average Expected Term	Resulting Black Scholes Value
2023	47.98%	3.09%	0.00%	6.0	$2.65
2022	50.94%	1.93%	0.00%	6.0	$3.62
2021	46.82%	1.17%	0.00%	4.0	$2.05

As of March 26, 2023, there was approximately $0.4 million of total unrecognized compensation costs related to these awards. Unrecognized compensation costs related to these awards are expected to be recognized ratably over a period of approximately three years. No options were exercised during fiscal 2023. 2,500 options were exercised during fiscal 2022 with a total value of $10,900 and the weighted average exercise price of these shares was $4.36. The aggregate intrinsic value of stock options outstanding and stock options currently exercisable as of March 26, 2023, was $0.

Team Member Stock Purchase Plan: The Company has a Team Member Stock Purchase Plan that permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company's common stock at 85% of the lower of the market price on the first day of a six-month period or the market price on the last day of that same six-month period. Expenses incurred for the Team Member Stock Purchase Plan during the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021 were $51,700, $54,400, and $61,500, respectively. During the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021, 36,639, 30,169, and 40,493 shares were sold to employees under this plan, having a weighted average market value of $4.06, $5.21, and $4.92, respectively.

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

As of March 26, 2023 and March 27, 2022, the Company had no assets or liabilities recorded at fair value.

The carrying amounts of cash and cash equivalents, trade accounts receivable, product inventory, trade accounts payable, accrued expenses, revolving credit facility, life insurance policies and other current liabilities approximate their fair values as of March 26, 2023 and March 27, 2022 due to their short-term nature. The carrying amount of our Symetra Loan approximates the fair value as the change in interest rates has an immaterial effect on the fair value of the debt.

Note 18. Supplemental Cash Flow Information

For fiscal years 2023 and 2022, the Company had a net tax refund of $3,748,500 and $4,247,900, respectively. Cash paid for income taxes, net of refunds, for fiscal year 2021 was $21,000. Cash paid for interest during fiscal years 2023, 2022 and 2021 totaled $3,521,800, $1,355,100 and $952,700, respectively. Interest capitalized during fiscal years 2023, 2022 and 2021 was $1,535,200, $680,000 and $450,200, respectively.

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

The Company is dependent on third-party equipment manufacturers, distributors and dealers for most of its supply of wireless communications equipment. For fiscal years 2023, 2022 and 2021, sales of products purchased from the Company's top ten suppliers accounted for 51%, 54%, and 53% of total revenues, respectively. Products purchased from the Company’s largest supplier related to continuing operations accounted for approximately 29% of total revenues in fiscal years 2023, 2022 and 2021. The Company is dependent on the ability of its suppliers to provide products on a timely basis and on favorable pricing terms. The Company believes that alternative sources of supply are available for many of the product types it carries, but not for all products offered by the Company. The loss of certain principal suppliers, including the suppliers referenced above, or of other suppliers whose products may be difficult to source on comparable terms elsewhere, would have a material adverse effect on the Company.

The Company's future results could also be negatively impacted by the loss of certain customers.. For fiscal years 2023, 2022 and 2021, sales of products to the Company's top ten customer relationships accounted for 36%, 35% and 34% of total revenues, respectively. Our largest customer accounted for 10% of total revenues in fiscal year 2023. No customer accounted for more than 10% of total revenues in fiscal year 2022, and one customer accounted for 11% of total revenues in fiscal year 2021.

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

The accompanying Consolidated Financial Statements for all periods presented reflect the results of the Retail segment as a discontinued operation. The following table presents the financial results of the Retail segment for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021:

	Fiscal Years Ended
	March 26, 2023	March 27, 2022	March 28, 2021

Revenues	$—	$3,117,300	$86,728,300
Cost of goods sold	—	2,090,700	74,238,800
Gross profit	—	1,026,600	12,489,500
Selling, general and administrative expenses	—	448,600	7,652,100
Income (loss) from operations	—	578,000	4,837,400
Gain on disposal	—	—	3,020,800
Income (loss) from operations before income taxes	—	578,000	7,858,200
Provision for (benefit from) income taxes	—	(33,300)	2,227,800
Net income (loss) attributable to discontinued operations	$—	$611,300	$5,630,400

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

In our Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Cash provided by operating activities from discontinued operations during fiscal 2023, 2022 and 2021 was $0 million, $4.2 million and $13.2 million, respectively. Cash provided by investing activities from discontinued operations during fiscal 2023, 2022 and 2021 was $0, $0, and $9.2 million, respectively.

Note 21. Subsequent Events

On April 11, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Alliance USAcqCo 2, Inc., a Delaware corporation (“Parent”), and Alliance USAcqCo 2 Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities affiliated with Lee Equity Partners, LLC and Twin Point Capital, LLC, which also own Alliance Corporation, a value-added distributor of equipment for the wireless industry, and GetWireless, LLC, a value-added distributor of cellular solutions that connect the Internet of Things (IoT).

At the effective time of the merger as provided in the Merger Agreement (the “effective time”), each share of common stock of the Company (the “common stock”) then outstanding will be converted into the right to receive $9.00 in cash, without interest (the “merger consideration”), other than those shares owned by Parent, the Company or any subsidiary of Parent or the Company (which will be cancelled without any consideration), and any shares as to which appraisal rights have been perfected (and not withdrawn or lost) in accordance with applicable law (which will be cancelled and converted into the right to receive a payment determined in accordance with the appraisal rights).

The merger consideration reflects a premium of approximately 91% to the closing price on April 11, 2023, the last trading day prior to the entering into of the Merger Agreement, and a premium of approximately 97% to the Company’s 30-day volume-weighted average stock price as of April 11, 2023.

The merger will be financed through a combination of the transactions contemplated by an Equity Commitment Letter between Parent and certain funds managed by Lee Equity Partners and Twin Point Capital (which includes a limited guaranty for the benefit of the Company), a Debt Commitment Letter between Merger Sub and Wells Fargo Bank, N.A., and a Sale/Leaseback Agreement between Parent and a third-party purchaser, all as discussed in the merger agreement.

The Company has outstanding equity awards granted under the Company’s Third Amended and Restated 1994 Stock and Incentive Plan and 2019 Stock and Incentive Plan (the “Plans”). The Merger Agreement provides that, at the effective time, each vested in-the-money stock option issued by the Company will be cancelled in exchange for an amount in cash equal to the excess, if any, of the per share merger consideration over the exercise price per share of such vested in-the-money option multiplied by the number of shares of common stock in respect of which such option is then vested or vests under its terms in connection with the merger (net of any applicable tax withholding). Any stock option that has a per share exercise price that is equal to or greater than the per share merger consideration will be cancelled without payment of any consideration as of the effective time. Each vested award of restricted stock units, restricted stock and performance share units outstanding immediately prior to the effective time will, solely to the extent provided for under the terms of the applicable award agreement and Plans, be cancelled, and the holder of such award will then be entitled to receive an amount in cash equal to the product obtained by multiplying the per share merger consideration by the number of vested shares of common stock covered by such award (net of any applicable tax withholding).

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries (the Company) as of March 26, 2023 and March 27, 2022, the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended March 26, 2023, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 26, 2023 and March 27, 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 2023, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 26, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2023 expressed an unqualified opinion thereon.

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

         Inventory Reserve

Description of the Matter

The Company had inventories of $73.4 million as of March 26, 2023, net of reserves for excess and obsolete inventory of $5.7 million. The Company's inventory is evaluated for estimated obsolescence and is written down based on the difference between the carrying value of inventory and the estimated net realizable value. As described in Note 2 to the consolidated financial statements, management applies judgment to determine its reserves for excess and obsolete inventory, considering anticipated future product demand, market conditions and liquidation values.

Auditing the Company’s estimated inventory reserves was complex and highly judgmental because the estimate was sensitive to changes in assumptions, including changes to anticipated future product demand.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to estimate inventory reserves. For example, we tested controls over management’s review of the significant assumptions and data underlying the inventory reserve estimate.

To test the adequacy of the Company's inventory reserves, our audit procedures included, among others, testing the accuracy and completeness of the underlying data, evaluating the consistency of the methodology between periods, and evaluating management’s significant assumptions. We observed management discussions to evaluate anticipated future product demand and identify any obsolete or excess quantities of inventory and tested the mathematical accuracy of the Company’s reserve calculation. For a sample of inventory items, we assessed the appropriateness of anticipated future product demand assumptions by performing inquiries with those who are involved in sales and inventory management, and evaluating anticipated future product demand assumptions with historical data and trends, sales subsequent to year end, and potential contrary information. To evaluate management's ability to accurately estimate future demand in their sales projections, we retrospectively reviewed inventory write-offs and reserves during the current year in order to assess the accuracy of the prior year reserve as a part of a look-back analysis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Baltimore, Maryland

May 26, 2023

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and the conclusion of this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 26, 2023.

The effectiveness of our internal control over financial reporting as of March 26, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included within this Item 9A of Part II of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

The Company implemented a new enterprise resource planning (“ERP”) system during the fourth quarter of fiscal year 2023, which replaced certain of our existing operating and financial systems. The new ERP system is designed to accurately maintain our financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. As part of the implementation of the ERP system, the Company identified and implemented changes in the design of internal controls over financial reporting and tested the effectiveness of controls during the fourth quarter of fiscal year 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of TESSCO Technologies Incorporated

Opinion on Internal Control over Financial Reporting

We have audited TESSCO Technologies Incorporated and subsidiaries’ internal control over financial reporting as of March 26, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, TESSCO Technologies Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 26, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of TESSCO Technologies Incorporated and subsidiaries as of March 26, 2023 and March 27, 2022, the related consolidated statements of income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended March 26, 2023, and the related notes and financial statement schedule and our report dated May 26, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

May 26, 2023

Item 9B. Other Information.

None.

Part III

Items 10, 11, 12, 13 and 14.

The information with respect to the identity and business experience of executive officers of the Company as required to be included in Item 10 to this Form 10-K is set forth in Part I of this Form 10-K. The information otherwise required by Items 10 through 14 will be contained in a definitive proxy statement for our 2023 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A, or by reference to an amendment to this Form 10-K to be filed prior to or in lieu of such proxy statement filing, not later than the end of such 120-day period, and accordingly, these items have been omitted in accordance with General Instruction G (3) to Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)The following documents are filed as part of this report:

1.	The following consolidated financial statements are included in Item 8 of this report:

Consolidated Balance Sheets as of March 26, 2023 and March 27, 2022

Consolidated Statements of Income (Loss) for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021

Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021

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

10.5.6

Amendment No. 4 to Credit Agreement by and between TESSCO Technologies Incorporated and the other Borrowers and Guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent for the Lender Group and as a Lender (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 9, 2022).

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

10.7.5

Letter Agreement dated as of May 30, 2022, by and between the Company and Lakeview Investment Group & Trading Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2022).

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

10.8.3

Amendment No. 1 to the Employment Agreement, dated August 20, 2019, by and between the Company and Sandip Mukerjee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2023).

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

21.1(1)	*	Subsidiaries of the Company.
23.1(1)	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1(1)	*	Rule 15d-14(a) Certification of Sandip Mukerjee, Chief Executive Officer.
31.2(1)	*	Rule 15d-14(a) Certification of Aric Spitulnik, Chief Financial Officer.
32.1(1)	*	Section 1350 Certification of Sandip Mukerjee, Chief Executive Officer.
32.2(1)	*	Section 1350 Certification of Aric Spitulnik, Chief Financial Officer.
101.1	*

The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 26, 2023 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended March 26, 2023, March 27, 2022 and March 28, 2021; (ii) Consolidated Balance Sheet at March 26, 2023 and March 27, 2022; (iii) Consolidated Statement of Cash Flows for the years March 26, 2023, March 27, 2022, and March 28, 2021; and (iv) Notes to Consolidated Financial Statements.

104.1	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*		Filed herewith

Schedule II: Valuation and Qualifying Accounts

For the fiscal years ended:

	2023	2022	2021
Allowance for doubtful accounts:
Balance, beginning of period	$1,101,900	$1,584,200	$3,288,800
Provision for bad debts and other adjustments	2,352,400	349,000	(971,600)
Write-offs	(114,000)	(831,300)	(733,000)
Balance, end of period	$3,340,300	$1,101,900	$1,584,200

	2023	2022	2021
Inventory Reserve:
Balance, beginning of period	$4,567,700	$3,359,100	$9,666,100
Inventory reserve expense	4,240,400	3,250,800	146,600
Write-offs and other adjustments	(3,115,400)	(2,042,200)	(6,453,600)
Balance, end of period	$5,692,700	$4,567,700	$3,359,100

	2023	2022	2021
Allowance for deferred tax asset:
Balance, beginning of period	$2,543,600	$2,866,800	$2,047,300
Income tax expense (benefit)	1,050,600	(323,200)	819,500
Write-offs and other adjustments	—	—	—
Balance, end of period	$3,594,200	$2,543,600	$2,866,800

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

/s/ Sandip Mukerjee	President and Chief Executive Officer (principal executive officer)	May 26, 2023

/s/ Aric Spitulnik	Senior Vice President, Chief Financial Officer, and Corporate Secretary (principal financial and accounting officer)	May 26, 2023

/s/ Tim Bryan	Chairman of the Board	May 26, 2023

/s/ Matthew Brewer	Director	May 26, 2023

/s/ Steven T. Campbell	Director	May 26, 2023

/s/ Stephanie Dismore	Director	May 26, 2023

/s/ Vernon Irvin	Director	May 26, 2023

/s/ Kathleen McLean	Director	May 26, 2023