Form 10-K/A
period 2023-03-26
TESSCO TECHNOLOGIES INC
filed 2023-06-07
CIK 927355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

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

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of June 1, 2023, was 9,265,643.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of TESSCO Technologies Incorporated (the “Company,” “our,” “we,” or “us”) for the fiscal year ended March 26, 2023, originally filed with the United States Securities and Exchange Commission (the “SEC”) on May 26, 2023 (the “Original Filing”). This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end, or pursuant to an amendment to the Original Filing filed within such 120 day period. We are filing this Amendment for the purpose of including the information required by Part III because we do not now expect to file a definitive proxy statement including this information within 120 days of the end of our fiscal year ended Mach 26, 2023. The reference on the cover of the Original Filing to the incorporation by reference to the corresponding portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders if filed within 120 days after the 2023 fiscal year end, or by reference to an amendment to Original Filing to be filed prior to or in lieu of such Proxy Statement, not later than the end of such 120-day period, is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment does not amend or otherwise update any other information in the Original Filing to reflect any events which occurred at a date subsequent to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

SIGNATURES	34

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Our Directors

The names of our directors and their ages, positions, and biographies are set forth below. Our Board presently consists of seven directors with each director serving a term that continues until the annual meeting of shareholders in the year following his or her election or appointment and until his or her successor is elected and qualified.

Timothy Bryan, age 62 joined the Company as a director in December 2020 and has served as the Chairman of the Board since January 2022.  Since July 2011, Mr. Bryan has served as Chief Executive Officer of the National Rural Telecommunications Cooperative (NRTC), an organization focused on providing commercial technology solutions to the nation’s rural electric and telephone cooperatives and companies. Prior to NRTC, from 2005 to 2009, Mr. Bryan served as the Chief Executive Officer of ICO Global Communications, a next generation satellite and terrestrial wireless company. Before ICO, Mr. Bryan served as the Chief Financial Officer of Craig McCaw’s Eagle River Holdings, the President of United Pan Europe Communications (UPC) (now Liberty Global), the Vice President/Finance and Treasurer of Jones Financial Group and Jones Intercable, and the Vice President and Manager of the Communications Division at NationsBank Corporation.  In August 2012, Mr. Bryan was appointed to the Board of Directors of FirstNet by the United States Secretary of Commerce and chaired the Finance Committee of the Board. Mr. Bryan also served on the Board of Directors of Arris International (and served on its Audit Committee) until its sale to CommScope in 2019, and on the Board of Directors of Nextel Communications.

Mr. Bryan is well qualified to serve as a member of our Board based on his vast experience in executive positions, primarily focused on finance and executive leadership. The Board has also determined that Mr. Bryan qualifies as an Audit Committee financial expert.

Matthew W. Brewer, age 42, joined the Company as a director in May 2022. Mr. Brewer serves as an Equity Partner of Bartlit Beck LLP, a nationally recognized law firm which he joined in 2008. He has also served on the Board of Commissioners of the Chicago Housing Authority since 2013, and on the Board of Governors of the Metropolitan Planning Council, a nonprofit organization dedicated to shaping a more sustainable and prosperous greater Chicago region, since 2014. Mr. Brewer also served on the Board of Directors of Ann & Robert H. Lurie Children’s Hospital of Chicago, from 2015 to February 2020. He has served as the Founder, Executive Director and Chairman of the Board of Directors of Future Leaders of Chicago, a youth development organization, since 2015. Mr. Brewer received his B.A. in American Studies from Stanford University, his J.D. from Yale Law School and his M.B.A. from Harvard Business School.

Mr.  Brewer is well qualified to serve as a member of our Board based on his extensive leadership experience, coupled with his experience in the legal profession.

Steven T. Campbell, age 72, joined the Company as a director in July 2021. Mr. Campbell served at United States Cellular Corporation (“US Cellular”), a wireless telecommunications service provider, from 2005 through 2020. From 2019 to 2020, Mr. Campbell was Executive Vice President and Chief Administrative Officer. Prior to 2019, he was Executive Vice President, Chief Financial Officer and Treasurer since 2007. In these positions, Mr. Campbell led US Cellular’s finance, strategy, supply chain, legal and regulatory affairs, real estate, and intercarrier business activities. Mr. Campbell also served as a member of US Cellular’s Board of Directors from 2014 to 2020. Prior to joining US Cellular in 2005, Mr. Campbell held leadership positions in finance and operations at 3Com Corporation, U.S. Robotics Corporation, Amoco Corporation and Price Waterhouse & Co. (now PricewaterhouseCoopers). Mr. Campbell previously served as a member of the Board of Directors of United States Cellular Corporation, the Board of Trustees of Quincy University, and the President’s Board of UCAN, a non-profit social services organization.

Mr. Campbell is well qualified to serve as a member of the Board based on his extensive executive management experience in finance and operations and his previous board experience.

Stephanie Dismore, age 50, was elected to the Tessco Board in 2020. Since 2019, she has served as Senior Vice President and Managing Director, North America at HP Inc., where she is responsible for leading all aspects of HP’s market strategy and managing the multibillion-dollar P&L for the company’s largest geographic region. In this capacity, she also oversees direct and indirect sales engagements across HP’s portfolio of products and services, for commercial, consumer and public sector customer segments in North America. Throughout her 23-year tenure at HP, Ms. Dismore has held a variety of leadership positions in sales, marketing, and channel roles. Her deep understanding of how to navigate complex shifts in market dynamics, while achieving business objectives and creating capacity for sustainable growth, have earned her credibility and respect among her colleagues, partners and customers as a thought leader and key decision-maker. A committed advocate for advancing diversity, equity, and inclusion initiatives in the workplace, Ms. Dismore helped found HP’s Global Diversity Advisory Board, and today she serves as an Executive Sponsor for HP’s Racial Equality and Social Justice Task Force, as well as HP’s Global Sustainable Impact Steering Committee. Ms. Dismore currently serves as Chair of the Board of Directors for Boys & Girls Clubs of the Austin Area and is a Board member for the Consumer Technology Association.  She also serves on advisory boards for CDW and City of Hope.

Ms. Dismore is well qualified to serve as a member of our Board, due to her extensive experience in executive positions at HP and her knowledge and skills relating to marketing, sales and P&L management, as well as her board experience for a number of organizations.

Vernon Irvin, age 62, joined the Company as a director in July 2021. Since November 2022, Mr. Irvin has served as the Chief Revenue Officer of G-P/Globalization Partners, a provider of a SAAS-based Global Employment PlatformTM. In this role, Mr. Irvin is responsible for driving G-Ps customer-centric go-to-market strategy. Prior to November 2022, Mr. Irvin served as Executive Vice President and Chief Revenue Officer at Everbridge, Inc., a publicly traded SAAS communication business since September 2019. From May 2019 to September 2019, Mr. Irvin served as Head of Global Enterprise Business Development for Syniverse, the $800M Blockchain, Private Mobile Solutions company. From March 2013 to May 2019, Mr. Irvin served as an Executive Vice President at CenturyLink. Mr. Irvin also currently serves on the National Black MBA Association advisory council. Mr. Irvin previously served on the board of Brand Asset Digital, LLC (Private).

Mr. Irvin is well qualified to serve as a member of the Board based on his vast experience in sales and technical solutions.

Kathleen McLean, age 63, joined the Company as a director in December 2020. Since July 2016, Ms. McLean has been a consultant and advisor to senior executives in global corporations. From June 2013 to June 2016, Ms. McLean served as Senior Vice President, Chief Information Officer, and Chief Customer Officer for ADT Inc., a leading provider of electronic security, interactive home and business automation, and monitoring services for residences and small businesses in the U.S. and Canada. Prior to joining ADT, Ms. McLean served as Chief Revenue Officer and Chief Information Officer at FairPoint Communications, Inc., and in senior leadership positions in technology, sales, and service at Verizon Communications, Inc. Ms. McLean is a member and previous Governance Fellow of the National Association of Corporate Directors. . She has served on the Board of Trustees of Philips Education Partners and the Board of Directors of the Guardian ad Litem Association, as well as an advisory board member for several tech start-ups.

Ms. McLean is well qualified to serve as a member of our Board based on her vast experience in executive positions, primarily focused on information technology and customer success.

Sandip Mukerjee, age 60, has served as President and Chief Executive Officer of the Company, and as a member of the Board since August 2019. From 2016 until joining Tessco as its President and Chief Executive Officer, Mr. Mukerjee served as the President of the Global Professional and Consulting Services business for Nokia Software. From 2006-2016, he worked at Alcatel Lucent, starting as the SVP of marketing and business development and culminating in his role as President and General Manager of IP Platforms for the Americas. Mr. Mukerjee began his career at AT&T/Lucent Bell Labs where he held a variety of technical, product management and global strategy positions.

Mr. Mukerjee is well qualified to serve as a member of our Board based on his nearly 30 years of global experience in the wireless and telecom industry in a variety of executive roles including business and strategy development, marketing and general management.

Board Leadership Structure

Tessco believes that there are a wide array of leadership structures that could apply to many different business models and, therefore, that every company should be afforded the opportunity to determine the ideal structure for its board leadership. Leadership structures may change over time to best suit the Company’s current needs. Tessco’s Chairman of the Board and Chief Executive Officer roles are divided, and it is expected to remain that way for the foreseeable future.

In January 2022, the Board of Directors unanimously elected Mr. Bryan to serve as Chairman of the Board.

Meetings and Committees of the Board

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The current membership and the function of each of the committees is described below. The Board met fifteen times during fiscal year 2023, and during that period no current director attended fewer than 70% of the total number of meetings of the Board and Committees on which that director served. The Company does not have a policy on director attendance at annual meetings, but all of our directors are invited and encouraged to attend annual meetings. In addition, during fiscal year 2023, the Board established a Special Committee, comprised of Messrs. Bryan. Campbell and Mukerjee, to assist the Board and management in the pursuit and consideration of strategic alternatives.

Board Standing Committee Membership

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Timothy Bryan	X
Matthew W. Brewer	X
Steven T. Campbell	X	X
Stephanie Dismore			X
Vernon Irvin		X	X
Kathleen McLean		X	X
Sandip Mukerjee

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the auditing efforts by the Company’s independent registered public accounting firm. The Audit Committee’s duties include approving the selection of the Company’s independent registered public accounting firm, reviewing both the scope of audits conducted by them and the results of those audits, and reviewing the organization and scope of the Company’s internal system of accounting and financial controls. The Audit Committee met five times during fiscal year 2023. The Audit Committee also reviews its charter on an annual basis and recommends to the Board updates to such charter when it deems it appropriate. A copy of the Audit Committee charter is available for review on our website (www.tessco.com), under the heading “Investors”. The Board has determined that the Audit Committee is comprised solely of directors who are “independent” within the meaning of applicable SEC rules and Nasdaq Rules 5605(a)(2) and 5605(c)(2), and that Mr. Bryan qualifies as an Audit Committee “financial expert” as defined by such rules. Mr. Bryan currently serves as Chairman of the Audit Committee.

Compensation Committee

The Compensation Committee provides assistance to the members of the Board in fulfilling their responsibilities to our shareholders with regard to matters relating to compensation practices of the Company, including salary and other forms of compensation. The Compensation Committee’s primary duties and responsibilities are to formulate and recommend compensation policies of the Company that will enable the Company to attract and retain high-quality leadership in ways that are consistent with the Company’s established compensation philosophy. The Compensation Committee administers the Company’s incentive compensation plans, including our 2019 Stock and Incentive Plan. The Compensation Committee met ten times during fiscal year 2023. The Compensation Committee also reviews its charter on an annual basis and recommends to the Board updates to such charter when it deems it appropriate. A copy of the Compensation Committee charter is available for review on our website (www.tessco.com), under the heading “Investors”. Ms. McLean currently serves as Chairwoman of the Compensation Committee. The Compensation Committee has the authority to select, retain or obtain the advice of any compensation consultant, legal counsel or other advisor as it deems necessary to assist with its duties and responsibilities. During fiscal year 2023, the Compensation Committee employed the services of a compensation consultant to ensure alignment between the Company’s compensation structure for its Named Executive Officers and its mix of cash and equity compensation.

Nominating and Governance Committee

The Company has a Nominating and Governance Committee, the functions of which include, among other things, making recommendations to the Board regarding matters and practices concerning the Board, its committees and individual directors; evaluating the current composition and governance structure of the Board and determining its future requirements; making recommendations concerning nominees for election to the Board; and appointing directors to Board committees and selecting Chairpersons of the Board committees. The Nominating and Governance Committee met five times during fiscal year 2023. The Nominating and Governance Committee also reviews its charter on an annual basis and recommends to the Board updates to such charter when it deems it appropriate. A copy of the Nominating and Governance Committee charter is available for review on our website (www.tessco.com), under the heading “Investors”. Ms. Dismore currently serves as Chairman of the Nominating and Governance Committee.

The Nominating and Governance Committee has determined, in its view, that the minimum qualifications for serving as a director of the Company are that a nominee demonstrate an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of the Company, and have an impeccable record of and reputation for honesty and ethical conduct in both his or her professional and personal activities. The Committee also examines a candidate’s specific experiences and skills, time availability, potential conflicts of interest and independence from management and the Company. The Board and the Committee have adopted a formal policy with respect to diversity, a copy of which is available for review on our Website (www.tessco.com), under the heading “Investors” and believes that it is essential that the Board is comprised of members that have diverse backgrounds, skill sets, education and professional experience. The Nominating and Governance Committee believes that it has been able to attract and appoint directors of diverse backgrounds in the past using criteria such as that described above, and is committed to continuing to actively seek highly qualified women and minority candidates. The Board and Committee also follow the overall Company philosophy regarding maintaining an environment free from discrimination based upon race, color, religion, national origin, sex, age, disability, sexual orientation, marital status or any unlawful factor. The Board has determined that a director shall not be re-nominated by the Board to serve as a director beyond the end of an elected term during which the director achieves his or her 76th birthday, provided that the Board may re-nominate a director to serve for one additional term commencing after the end of an elected term during which the director achieves his or her 76th birthday if the Board determines that the director’s particular circumstances, contributions or expertise so warrant. The Board believes that it is important for the Board and the executive officers to be committed to the long-term retention and creation of value for shareholders. Accordingly, each independent member of the Board should own at least 10,000 shares of the Company’s common stock by the third anniversary of such director’s initial election.

Director candidates are identified through various means, including recommendations of current directors and executive officers, by the retaining third-party consultants to assist in this process, and by considering director candidates recommended by shareholders. In considering candidates submitted by shareholders, the Committee will consider the needs of the Board and the qualifications of the candidate. The Committee may also consider other factors it determines to be relevant, such as the number of shares held by the recommending shareholder and the length of time that such shares have been held. For the Committee to consider a candidate, a shareholder should submit the recommendation in writing and include the name of the shareholder and evidence of the person’s ownership of Company stock, including the number of shares owned and the length of time of ownership, and the name of the candidate, the candidate’s resume or a listing of his or her qualifications to be a director of the Company and the person’s consent to be named as a director if selected and nominated. The shareholder recommendation and information should be sent to our Corporate Secretary at 11126 McCormick Road, Hunt Valley, Maryland 21031 and, in order for the candidate to be eligible for nomination for election at the next annual meeting, must in all respects comply with the procedural requirements set forth in our bylaws. Once a potential candidate has been identified, the Committee may collect and review information regarding the candidate to assess whether the person should be considered further. If the Committee determines that the candidate warrants further consideration, personal contact with the candidate may be made and further review of the candidate’s accomplishments, qualifications and willingness to serve may be undertaken and compared to other candidates. The Committee’s evaluation process does not vary based on whether or not a candidate is recommended by a shareholder, although, as stated above, the Board may take into consideration other factors, such as the number of shares held by the recommending shareholder and the length of time that such shares have been held. Mr. Brewer was nominated to serve on our Board pursuant to an agreement with Lakeview Trading & Investment LLC, one of our larger stockholders.

Shareholder Communications with Directors

The Board recommends that shareholders initiate any communications with the Board in writing. Written communications may be directed to our Corporate Secretary. Shareholders can send communications by e-mail to corporatesecretary@tessco.com, or by mail to Corporate Secretary, TESSCO Technologies Incorporated, 11126 McCormick Road, Hunt Valley, Maryland 21031. This centralized process will assist the Board in reviewing and responding to shareholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. The Board has instructed the Corporate Secretary to forward such correspondence only to the intended recipients; however, the Board has also instructed the Corporate Secretary, prior to forwarding any correspondence, to review such correspondence and, in his discretion, not to forward certain items if they are deemed of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration. In such cases, some of that correspondence may be forwarded elsewhere in the Company for review and possible response.

Board’s Role in Risk Oversight

The Board oversees the business of the Company, including CEO and senior management performance and risk management, in an effort to assure that the long-term interests of the shareholders are being served. Each committee of the Board is also responsible for reviewing Company risk exposure in the area of the committee’s responsibility and providing input to management on such risks.

Our management and Board have a process to identify, analyze, manage and report all significant risks to the Company. Our CEO and other senior managers regularly report to the Board on significant risks facing the Company, including financial, operational, competitive, legal, regulatory, cyber and strategic risks. Each of the Board committees review with management significant risks related to the committee’s area of responsibility and reports to the Board on such risks. The independent Board members also discuss material risks when they meet in executive session without management.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our team members, including all of our officers and directors, and particularly our Chief Executive Officer, Chief Financial Officer, principal accounting officer and other persons performing similar functions. This code is available on our website (www.tessco.com) under the heading “Investors”. We will promptly disclose on our website any amendments to, and waivers from, our code of business conduct and ethics, if and when required.

Employee, Officer and Director Hedging

The Company’s Corporate Governance Guidelines prohibit our directors and executive officers from entering into hedging or monetization transactions or similar arrangements with respect to Company securities and from pledging any Company securities as collateral. A copy of the Company’s Corporate Governance Guidelines is available for review on our website (www.tessco.com) under the heading “Investors”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Our employees prepare these reports for our directors and executive officers on the basis of information obtained from them and from the Company’s records. Based on information available to us during fiscal year 2023, we believe that all applicable Section 16(a) filing requirements were met.

Item 11. EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee, which is composed solely of independent directors, assists the Board in fulfilling its responsibilities with regard to compensation matters, and is responsible under its charter for determining the compensation of Tessco’s executive officers. The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” (CD&A) appearing below with management, including our Chief Executive Officer, Sandip Mukerjee. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in Tessco’s 2023 Annual Report on Form 10-K.

Compensation Committee

Kathleen McLean, Chairperson

Steven T. Campbell

Vernon Irvin

As of June 7, 2023

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee (the “Committee”) of our Board of Directors (the “Board”), which is comprised entirely of independent directors, oversees our executive compensation program and determines all compensation for our executive officers. From time to time, the Committee requests recommendations from our Chief Executive Officer (“CEO”) regarding the amounts, types and structure of our executive compensation. This report focuses on the compensation program for our CEO, Chief Financial Officer (“CFO”), three other most highly compensated executive officers, whom we refer to collectively as our “named executive officers”, or “NEOs”. During fiscal year 2023, the Company only employed two executive officers beyond our CEO and CFO, and accordingly, only four NEOs are including in the CD&A analysis. Our NEOs for purposes of this Compensation Discussion and Analysis are:

NEOs	Positions as of March 26, 2023
Sandip Mukerjee	President and CEO
Aric M. Spitulnik	Senior Vice President and CFO
Thad Lowe	Senior Vice President
Tammy Ridgely	Senior Vice President

Mr. Lowe and Ms. Ridgely were promoted to Senior Vice Presidents in March 2022. Mr. Lowe is the Company’s Chief Technology Officer and oversees the Information Business System group, the Ventev product group and our Tessco Observer SAAS offering. Ms. Ridgley leads our vendor management, supply chain, customer success and marketing teams.

Executive Summary

Tessco operates in the extremely competitive and rapidly changing wireless communication product and service industry. The Committee believes that compensation programs for our NEOs should and do align the financial interests of the NEOs with those of our shareholders. The programs are designed to attract, motivate and retain talented executives for our long-term success.

Our current executive compensation programs established by the Committee are heavily weighted to incentive compensation that is “at risk”. The broad objectives of the programs are to:

•	Enable us to attract, retain and motivate executives who can significantly contribute to our short-term and long-term success, and to develop the overall talent of Tessco;

•	Reward executives for the achievement of specific and overall business objectives;

•	Target compensation to be competitive with the organizations with which we compete for talent;

•	Encourage and reward both profitable growth and operating efficiency;

•	To the extent equitable and practical, deliver compensation in a tax efficient and cost-effective manner;

•	Provide a rational and consistent compensation system that is well communicated and understood by the participants;

•	Tie a significant portion of compensation to the accomplishment of strategic goals and the creation of long-term shareholder value; and

•	Provide motivational programs that focus not only on compensation, but also leadership development and personal growth opportunities.

Fiscal 2023 was our second full year following the divestiture during fiscal 2021 of our Retail business. Our exit from the Retail business was a significant milestone in our long-term strategy, and we are now fully focused on our more profitable Carrier and Commercial business. In fiscal 2023, with that divestiture and the significant impact of Covid-19 behind us, and with an improving global supply chain, we achieved meaningful improvements in revenues, margins and operating income. Revenues from continuing operations totaled $452 million, an 8% increase over the prior year, and gross profits from continuing operations totaled $91 million, a 17% increase. Our selling, general and administrative expenses were up 14% compared to fiscal year 2022. Fiscal year 2023 SG&A costs were impacted by $3.1 million related to one significant accounts receivable write-off and costs associated with the Company’s consideration of strategic alternatives during that period. Operating loss was reduced by approximately $1.4 million in fiscal 2023, totaling $2.1 million, compared to last year’s loss of $3.5 million. We also achieved positive adjusted EBITDA of $2.8 million, compared to a $0.3 million in fiscal 2022. Results achieved in fiscal year 2023 met certain minimum targets established by the Compensation Committee near the beginning of the year (primarily Adjusted EBITDA), and the variable payments made to our NEOs in fiscal year 2023 are reflective of these results.

Our executive compensation program generally includes several elements that, taken together, we believe allow us to achieve the best alignment of Company growth, long-term shareowner value and team member retention. These elements are:

•	Base salary

•	Performance-based and other incentive programs, consisting of:

o	annual cash bonus based on Company performance

o	periodic grants of stock options or restricted stock units that vest over a four-year period

We strongly believe that our executives are properly motivated by appropriate base salaries and our pay for performance and other incentive programs. The Committee continues to believe that time-vested stock grants are aligned with long-term shareholder interests. The Committee has concluded that stock option and/or restricted stock unit (RSU) grants to NEOs and others can also provide an effective retention and/or recruiting tool and additional incentive for driving long-term stock price growth.

The Committee continually reevaluates its approach to executive compensation, and when circumstances are determined to justify it, the Committee makes adjustments. During fiscal year 2023, the Compensation Committee employed the services of a compensation consultant to ensure alignment between the Company’s compensation structure for its NEOs and its mix of cash and equity compensation. This included a benchmarking analysis but did not result in changes to compensation paid in fiscal year 2023.

Reward Metrics

A significant percentage of NEO compensation potential is at risk and performance based. This performance-based compensation requires the achievement of specific performance targets intended to drive shareholder value over the long-term in order for the compensation to be paid, and is designed to reward achievement of targeted financial results and individual performance. These performance metrics are based on financial measures regularly used by our management internally to understand, manage and evaluate our business and make operating decisions. The following is a list of our typical reward metrics, although some may or may not be used every year or be applicable to each NEO.

Metric	Definition	Why Selected	Pay Program
Landed Gross Profit	Landed gross profit is a Tessco defined term that is revenue, less cost of goods sold, freight-in and value-added labor.	Landed gross profit is measure used internally to track the profitability of certain markets and product lines.	Performance-based Annual Cash Bonus Program and/or Performance Stock Award Program
Operating Income	A measure of gross profit less selling, general and administrative expenses. All NEOs are accountable for overall operating income as well as of their individual units, if applicable.	Operating income is widely used by investors and analysts as a measure to evaluate a company’s performance. As opposed to Earnings Per Share (“EPS”), operating income excludes the impact of the Company’s tax rate which is generally not subject to control by the Company’s executives.	Performance-based Annual Cash Bonus Program and/or Performance Stock Award Program
Earnings Before Interest, Taxes Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA	A measure of gross profit less selling, general and administrative expenses, net of depreciation. Adjusted EBITDA also is net of stock-based compensation. All NEOs are accountable for overall EBITDA as well as of their individual units, if applicable.	EBITDA is widely used by investors and analysts as a measure to evaluate a company’s performance. As opposed to EPS, EBITDA excludes the impact of the Company’s tax and depreciation. Adjusted EBITDA also excludes stock-based compensation. EBITDA and Adjusted EBITDA are intended to be a better representation of operating cash flow than net income.	Performance-based Annual Cash Bonus Program and/or Performance Stock Award Program
Free Cash Flow	Free cash flow is defined as net cash provided by (used in) operating activities minus capital expenditures, both as reported on the Company’s audited financial statements.	Free cash flow is widely used by investors and analysts as a measure used to evaluate the cash generated by company operations that is free and clear of all internal and external obligations.	Performance-based Annual Cash Bonus Program and/or Performance Stock Award Program
Individual Performance Factor	Generally, a subjective assessment of the executive’s collaboration and ability to deliver bottom-line financial results.	This measure assesses alignment and accountability while adding an element of subjectivity and discretion.	Performance-based Annual Cash Program and Performance Stock Award Program

How Compensation is Determined

Opportunity for Shareholder Feedback. The Committee considered feedback from our shareholders regarding our executive compensation program. The advisory (non-binding) vote on our overall executive compensation policies and procedures first instituted in 2012 and continued in 2015, 2018 and annually thereafter, provides shareholders with an opportunity to communicate their views on our executive compensation program on a regular basis. At our 2018 Annual Meeting of Shareholders, our shareholders voted on an advisory (non-binding) basis to hold “say-on-pay” votes each year.

At our 2022 Annual Meeting of Shareholders, our shareholders voted to approve, on an advisory (non-binding) basis, the compensation paid to the Company’s NEOs for fiscal year 2022. We have considered this “2022 say-on-pay vote” and we believe that support from our shareholders for the 2022 say-on-pay vote proposal indicates that our shareholders are supportive of our overall approach to executive compensation.

Base Salary. Base salary is the fixed component of the NEO’s annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. The Committee periodically reviews base salaries for our NEOs on its own initiative and at the recommendation of the CEO. In reviewing base salaries, the Committee considers each NEO’s level of responsibility, the size and complexity of their business unit, changes in duties and responsibilities, the business and overall and business unit financial results, the relationship among base salaries paid to others within TESSCO, and knowledge of base salaries paid by peers to comparable executives.

Mr. Mukerjee’s base salary has been set by contract and cannot be reduced. No other NEO has a base salary set by contract.

Base salaries of each NEO for fiscal year 2023 are discussed below under the heading “Fiscal Year 2023 Executive Compensation”, and the actual salaries paid to each NEO for fiscal year 2023 are set forth in the “Summary Compensation Table” under the heading, “Salary”.

Performance-Based Annual Cash Bonus Program. Cash bonus earning opportunities for each individual are expressed as a percentage of the actual base salary paid to the NEO during the fiscal year and are determined by the Committee. The percentages are determined by the Committee based upon the NEO’s job level and responsibilities and may vary for different officers or business units.

Early in each fiscal year, the Committee typically establishes specific performance objectives for the payment of cash bonuses for that year. The performance objectives for each year are aligned with Tessco’s growth and diversification strategies and have included: earnings per share, Adjusted EBITDA, operating income, landed gross profit, operating margin, non-concentrated net profit contribution, unit/segment results, customer growth, return on capital employed, productivity measurements (i.e., net income as a percentage of revenues), IT initiatives, strategic imperatives, and returns (i.e., return on assets). When establishing performance goals for a given period, the Committee reviews and discusses Tessco’s business and financial plans for that year and key underlying assumptions, expectations under then-existing and anticipated market conditions, and the opportunity to generate shareholder value. Based on these and other factors, the Committee establishes the performance targets for purposes of cash bonuses.

Generally, following the close of each fiscal year (or other measurement period when applicable), the Committee determines whether the performance objectives for the period have been achieved and evaluates and then rates the individual performance of each of the NEOs for purposes of cash bonuses. The Committee evaluates each NEO’s leadership skills and contribution by considering a variety of factors, including collaboration within the organization and the individual’s ability to drive bottom-line results.

Also see the “Summary Compensation Table” included herein, under the heading “Non-Equity Incentive Plan Compensation”.

Performance Stock Award Program and other Equity Incentives. The Committee believes that providing equity-based rewards to senior leaders and key contributors who are responsible for developing and successfully executing Tessco’s growth strategies is in the best interests of all shareholders. The Company had granted Performance Stock Units (“PSUs”) to its NEOs and other key contributors in each fiscal year, beginning in fiscal year 2005 and through fiscal year 2020. No PSUs were granted to NEOs in fiscal year 2023. Tessco’s Performance Stock Award Program is designed to reward the achievement of business objectives that benefit shareholders, and to help retain a successful and tenured management team. While the Committee believes equity-based compensation based on both performance and time-based metrics, like PSUs, may generally be more aligned with long-term shareholder interests than stock options, it believes that stock option and restricted stock unit grants to NEOs can also serve as an effective retention and recruiting tool, and as additional incentive for driving long-term stock price growth. Therefore, the Committee uses both and may emphasize any of these types of awards from time to time.

The Compensation Committee has also utilized restricted stock awards, restricted stock units (RSUs) and stock options as additional compensation for certain key executives when the Compensation Committee determines that the circumstances so warrant. The Compensation Committee awarded RSUs instead of PSUs as part of 2023 NEO compensation. Mr. Mukerjee was granted a stock option for 250,000 shares of our common stock shortly after commencement of his employment as CEO in August 2019. The use of stock options as a means of equity incentive compensation for NEOs and other senior executives has increased over the past several years, as compared to the previous decade or more. Mr. Mukerjee received 10,000 stock options in fiscal year 2023 in accordance with his employment agreement. Otherwise, no stock options were issued in fiscal year 2023, as the Company issued RSUs to NEOs. In fiscal year 2023, Mr. Mukerjee received RSUs for 15,000 shares, and Messrs. Spitulnik and Lowe and Ms. Ridgely received RSUs for 11,250 shares. These RSUs vest ratably over a four-year period subject to certain accelerations and forfeitures.

Retirement and Other Benefits. The key retirement and other benefits provided to our NEOs, where applicable, are described below.

•	Executive Life and Long-term Care Insurance. NEOs are provided life insurance benefits with coverage of between $250,000 and $500,000 ($1,000,000 for Mr. Mukerjee), including the option to accelerate up to 100% of this death benefit to be used for long-term care expenses.

•	Supplemental Long-Term Disability. If a NEO should become disabled and unable to work for a period lasting more than 90 days, this benefit will provide an additional level of income not covered by our group long-term disability plan. The group long-term disability plan provides coverage for up to seventy-five percent of salary and bonus.,

•	Excess Liability Insurance. NEOs are provided with excess liability coverage of up to $10,000,000 for each of the NEOs.

•	401(k) Plan and Team Member Stock Purchase Plan. NEOs are also eligible to participate in our 401(k) and Team Member Stock Purchase Plan, which are both open to all employees.

Executive Perquisites. The Committee believes that it has taken a conservative approach to perquisites. Each of the NEOs was the beneficiary of minor perquisites in fiscal year 2023, which totaled less than $10,000 for each. The Committee has considered these perquisites and has determined them to be reasonable and appropriate.

Fiscal Year 2023 Executive Compensation

This section provides an explanation and analysis of the decision-making behind the compensation provided to NEOs for fiscal year 2023.

1.	Base Salary. Messrs. Lowe, Spitulnik and Mukerjee’s and Ms. Ridgely’s base salaries remained at $275,000, $300,000, $550,000 and $265,000, respectively. Mr. Lowe and Ms. Ridgely’s salary on the date they were appointed as Senior Vice Presidents in March 2022 were $260,000 and $265,000, respectively. Mr. Spitulnik’s salary was increased at the beginning of fiscal 2022 to $300,000. Mr. Mukerjee’s salary was set at $550,000 upon his appointment as President and CEO in August 2019. The Committee believes that all NEO salaries are consistent with the Committee’s philosophy of weighting total compensation toward “at-risk” incentive compensation. Mr. Mukerjee’s employment agreement was amended effective on the first day of fiscal year 2024 and accordingly, his new base salary is $600,000.

During fiscal year 2023, Mr. Lowe was tasked with leading the Company’s Information Business Systems, including the ERP transformation project. In lieu of an immediate salary increase, Mr. Lowe was provided a monthly stipend that totaled $17,300 for fiscal year 2023. This stipend ceased at the end of fiscal 2023.

2.	Performance-based Annual Cash Bonuses. At the beginning of fiscal year 2023, the Committee established various annual performance targets for purposes of a cash bonus plan. Cash bonus earning opportunities for each individual are expressed as a percentage of the actual base salary paid to the NEO during the fiscal year, and are determined by the Committee. These cash bonus earning opportunities for fiscal year 2023 were 100% for Mr. Mukerjee, and 65% for Messrs. Spitulnik and Lowe and Ms. Ridgely.

For fiscal year 2023, cash bonuses were determined on the basis of Adjusted EBITDA, achievement of the launch of the Company’s new ERP under prescribed dates and individual performance evaluations. Based on actual results in fiscal year 2023, performance-based annual bonuses for fiscal year 2023 were $178,200 for Mr. Mukerjee, $63,180 for Mr. Spitulnik, $67,414 for Mr. Lowe and $44,769 for Ms. Ridgely.

3.	Stock Options. During fiscal year 2023, the Committee granted stock options for 10,000 shares of our common stock to Mr. Mukerjee. Stock options have an exercise price equal to the grant date stock price, and those issued in fiscal 2023 have a term of six years after the issue date, and generally vest over a four-year period, but are subject to acceleration upon the occurrence of certain events.

4.	Restricted Stock Unit (RSUs) Awards. During fiscal year 2023, the Committee granted RSUs for 15,000 shares of our common stock to Mr. Mukerjee, and RSUs for 11,250 to each of Messrs. Lowe and Spitulnik and Ms. Ridgely. These RSUs vest ratably over four years.

5.	Retirement and other Benefits. The Committee has determined that providing retirement, severance and other benefits is necessary to remain competitive and to further the goals of the Committee in attracting, retaining and motivating executives who can significantly contribute to our short-term and long-term success, and to develop the overall talent of the Company. The NEOs are also eligible to participate in the same medical, dental and similar welfare benefit programs that are available to our other employees.

Risk Considerations

Our Compensation and Audit Committees periodically consider the risks associated with the structure of the Company’s executive compensation plans. These committees regularly review the various compensation programs, identify plan design features that could potentially encourage imprudent risk taking for short-term gain, and assess the presence or absence of controls that mitigate potential risks. These committees believe that the Company’s overall control environment is effective and that our executive compensation programs have a number of risk mitigation factors, including:

•	The vast majority of our incentive compensation programs are based on the achievement of corporate-wide strategic and financial performance objectives; and

•	A significant portion of executive compensation is comprised of equity awards that vest over an extended period, usually four years.

Based on this review, the Compensation and Audit Committees, with the concurrence of the full Board, believe that the risks associated with the Company’s compensation policies and practices are not reasonably likely to result in a material adverse effect on the Company.

Stock Plans

The Company’s 2019 Stock and Incentive Plan, or the “2019 Plan”, was adopted by our Board in June 2019 and by our shareholders at the 2019 Annual Meeting of Shareholders. The 2019 Plan succeeded our Third Amended and Restated 1994 Stock and Incentive Plan, or “the 1994 Plan”. No additional grants may be made under the 1994 Plan, although its terms remain applicable to awards previously made and remaining outstanding under the 1994 Plan. The Compensation Committee and the Board believe that the ability to offer equity compensation incentives to eligible participants, and particularly to our current and prospective senior management, is an important element of our compensation programs. The 2019 Plan provides for the grant or award to regular full-time employees (including officers) and non-employee directors of stock options, stock appreciation rights, restricted stock, restricted stock units and other performance awards, which may be denominated in shares of common stock or other securities of the Company.

The maximum number of shares of common stock with respect to which awards may be granted under the 2019 Plan is 1,787,187, subject to further adjustment from time to time to reflect future stock splits and other similar events. As of March 26, 2023, there were 507,523 shares of common stock available for future awards under the 2019 Plan. The shares of common stock underlying any awards granted under the 2019 Plan, or awards previously granted under the 1994 Plan, that either expire or are terminated or cancelled for any reason, without the issuance of the shares or payment in accordance with the terms of the corresponding award agreement, are returned to the pool of shares available for future awards under the 2019 Plan.

In addition, the Company maintains the Team Member Stock Purchase Plan. This plan permits eligible employees to purchase up to an aggregate of 450,000 shares of the Company’s common stock at 85% of the lower of the market price on the first day of a six-month period and the market price on the last day of that same six-month period. During fiscal year 2023, an aggregate of 36,639 shares were sold to employees under this plan. The number of shares of common stock available under this plan as of March 26, 2023 was 40,972.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to the Company’s NEOs during fiscal years 2023, 2022, and 2021, as applicable.

					Non-Equity
			Stock	Option	Incentive Plan
	Fiscal		Awards	Awards	Compensation	All Other
Name and Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(3)	Compensation		Total (14)
Sandip Mukerjee	2023	550,000	89,700	26,500	178,200	51,820	(4)	896,220
President and CEO	2022	550,000	275,005	138,600	330,000	102,195	(5)	1,395,800
	2021	550,000	--	115,800	171,875	54,054	(6)	891,729

Aric M. Spitulnik,	2023	300,000	67,275	--	63,180	15,265	(7)	445,720
Senior Vice President, CFO and	2022	300,000	97,502	83,250	116,250	14,397	(8)	611,399
Corporate Secretary	2021	275,000	--	49,500	55,859	13,761	(9)	394,120

Tammy Ridgely,	2023	265,000	67,275	--	44,769	14,850	(10)	391,894
Senior Vice President, Product Management	2022	240,000	78,002	74,000	50,000	11,331	(11)	453,333

Thad Lowe	2023	277,300	67,275	--	67,414	14,597	(12)	426,586
Senior Vice President,	2022	260,000	84,502	74,000	50,000	12,572	(13)	481,074
Chief Technology Officer

(1)	This column represents the number of PSUs, RSUs and shares of restricted stock granted for the corresponding measurement year, without regard to the number of PSUs actually earned or RSUs and restricted stock vested, multiplied by the grant date fair value (calculated as the closing price of our common stock as reported by Nasdaq on the date of grant). The grant date fair value of PSUs for fiscal year 2022 was $7.32. The grant date fair value of RSUs, which were granted in fiscal year 2023 was $5.98. These grant date fair value determinations were computed in accordance with FASB ASC Topic 718. For PSUs granted in fiscal year 2022, 50.0% were earned and those earned fully vested in May 2022, and the remaining fiscal year 2022 PSUs were forfeited. For a discussion of the assumptions made in the valuation of these awards see Note 16 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2023.

(2)	This column represents the aggregate grant date fair value of stock option awards, computed in accordance with FASB ASC Topic 718.

(3)	Represents cash bonuses paid pursuant to the Company’s cash bonus program.

(4)	Represents $7,625 allocated to Mr. Mukerjee’s Retirement Savings Plan Account, $29,682 in premiums for supplemental life insurance and long-term care coverage, premiums of $11,318 for supplemental long-term disability coverage and $3,195 for excess liability coverage.

(5)	Represents $7,250 allocated to Mr. Mukerjee’s Retirement Savings Plan Account, $29,682 in premiums for supplemental life insurance and long-term care coverage, premiums of $11,318 for supplemental long-term disability coverage and $2,930 for excess liability coverage. Also includes $51,015 in relocation expense reimbursements.

(6)	Represents $7,125 allocated to Mr. Mukerjee’s Retirement Savings Plan Account, $32,975 in premiums for supplemental life insurance and long-term care coverage, premiums of $11,318 for supplemental long-term disability coverage and $2,636 for excess liability coverage.

(7)	Represents $7,625 allocated to Mr. Spitulnik’s Retirement Savings Plan Account, $3,565 in premiums for supplemental life insurance and long-term care coverage, premiums of $1,267 for supplemental long-term disability coverage, and $2,808 in premiums for excess liability coverage.

(8)	Represents $6,998 allocated to Mr. Spitulnik’s Retirement Savings Plan Account, $3,565 in premiums for supplemental life insurance and long-term care coverage, premiums of $1,267 for supplemental long-term disability coverage, and $2,567 in premiums for excess liability coverage.

(9)	Represents $6,764 allocated to Mr. Spitulnik’s Retirement Savings Plan Account, $3,565 in premiums for supplemental life insurance and long-term care coverage, premiums of $1,126 for supplemental long-term disability coverage, and $2,306 in premiums for excess liability coverage.

(10)	Represents $7,336 allocated to Ms. Ridgely’s Retirement Savings Plan Account, $3,276 in premiums for supplemental life insurance and long-term care coverage, premiums of $1,430 for supplemental long-term disability coverage, and $2,808 in premiums for excess liability coverage.

(11)	Represents $6,831 allocated to Ms. Ridgely’s Retirement Savings Plan Account, $1,811 in premiums for supplemental life insurance and long-term care coverage, premiums of $1,281 for supplemental long-term disability coverage, and $1,408 in premiums for excess liability coverage.

(12)	Represents $7,625 allocated to Mr. Lowe’s Retirement Savings Plan Account, $2,529 in premiums for supplemental life insurance and long-term care coverage, premiums of $1,635 for supplemental long-term disability coverage, and $2,808 in premiums for excess liability coverage.

(13)	Represents $7,000 allocated to Mr. Lowe’s Retirement Savings Plan Account, $2,529 in premiums for supplemental life insurance and long-term care coverage, premiums of $1,635 for supplemental long-term disability coverage, and $1,408 in premiums for excess liability coverage.

(14)	In fiscal year 2023, the percentage of total salary and non-equity incentive plan compensation as a percentage of total compensation was 81% for Mr. Mukerjee, 81% for Mr. Spitulnik, 79% for Ms. Ridgely and 81% for Mr. Lowe. In fiscal year 2022, the percentage of total salary and non-equity incentive plan compensation as a percentage of total compensation was 63% for Mr. Mukerjee, 68% for Mr. Spitulnik, 64% for Ms. Ridgely and Mr. Lowe. In fiscal year 2021, the percentage of total salary and non-equity incentive plan compensation as a percentage of total compensation was 81% for Mr. Mukerjee and 84% for Mr. Spitulnik.

Grants of Plan-Based Awards in Fiscal Year 2023

The following table provides information about cash and equity awards granted to or earned by the NEOs for fiscal year 2023. All of the equity grants have been made under the 2019 Plan. Grants of non-equity incentive plan awards are made under the Company’s Cash Bonus Plan.

Name	Award Type	Grant Date	Threshold (1)	Target (1)	Maximum (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
Sandip Mukerjee	Cash Bonus	5/27/22	151,250	550,000	616,000
	RSUs	5/27/22				15,000	$5.98	89,700
	Stock Options	8/19/22				10,000	$2.65	26,509
Aric M. Spitulnik	Cash Bonus	5/27/22	53,625	195,000	218,400
	RSUs	5/27/22				11,250	$5.98	67,275
Tammy Ridgely	Cash Bonus	5/27/22	55,981	172,250	189,475
	PSUs	5/27/22				11,250	$5.98	67,275
Thad Lowe	Cash Bonus	5/27/22	46,475	169,000	189,280
	PSUs	5/27/22				11,250	$5.98	67,275

(1)	Represents possible payouts under the annual cash bonus program for fiscal year 2023. See “Compensation Discussion and Analysis” for more information on the annual cash bonus program, including other incentive paid to NEOs during fiscal year 2023.

(2)	This column represents the aggregate grant date fair value for the award identified in the corresponding row computed in accordance with FASB ASC Topic 718, by multiplying by the number of RSUs, PSUs, restricted stock or options covered by the applicable award by the grant date fair value per share.

Outstanding Equity Awards at 2023 Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (1)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested ( #)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
Sandip Mukerjee	212,291	37,709	$11.52	11/15/25	2,494	(2)	11,173	16.506	(2)	73,947
	14,167	5,833	$4.36	5/15/26	15,000	(3)	67,200
	6,458	3,542	$6.91	8/19/26
	13,750	16,250	$7.37	4/29/27
	3,958	6,042	$5.84	8/19/27
	--	10,000	$5.36	8/19/28
Aric M. Spitulnik	30,000	--	$14.75	5/10/23	11,250	(3)	50,400
	10,000	--	$17.55	5/10/24
	23,958	1,042	$18.03	5/10/25
	14,167	5,833	$4.36	5/15/26
	10,313	12,187	$7.37	4/29/27
Tammy Ridgely	4,792	208	$18.03	5/10/25	11,250	(3)	50,400
	14,167	5,833	$4.36	5/15/26
	9,167	10,833	$7..37	4/29/27	11,250	(3)	50,400
Thad Lowe	7,500	2,500	$5.94	3/23/26
	7,083	2,917	$4.36	5/15/26
	9,167	10,833	$7.37	4/29/27

(1)	Represents options issued during fiscal years 2019 through 2023, as applicable. The grant date for each option is the date six years prior to the expiration date. The exercise price was equal to the stock price on the date of the grant. The options vest 25% on the first anniversary of the grant date and then 1/36 of the remaining amount each month for the next 3 years, subject to possible acceleration of vesting or forfeiture.

(2)	Relates to an RSU award granted August 20, 2019, which is earned over the four-year period following the date of grant, where the percentage of shares earned is calculated by dividing the aggregate cumulative dividends declared and paid on Company common stock over that period by $3.20. Subject to certain exceptions, the RSUs, insofar as earned, do not vest and no shares are issued until the expiration of the four-year period, and only if the NEO then remains employed by the Company. As of fiscal 2023 year end, this RSU award was 13.1% earned but remain subject to vesting at the end of the four-year period.

(3)	Relates to a RSU award made May 27, 2022 which vests in four annual installments beginning on the first anniversary of the grant date.

(4)	Based on the closing price of TESSCO common stock as reported by Nasdaq on the last trading day of our fiscal year 2023, March 24, 2023 ($4.48).

Option Exercises and Stock Vested for Fiscal Year 2023

The following table summarizes the vesting of stock awards for each of the NEOs during fiscal year 2023. No options were exercised by any of the NEOs during fiscal year 2023.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1) (2)	Value Realized on Vesting ($) (1) (2) (3)
Sandip Mukerjee	18,784	108,947
Aric M. Spitulnik	7,442	43,179
Thad Lowe	5,772	33,478
Tammy Ridgely	5,796	33,626

(1)	Reflects shares of common stock related to PSU awards made May 10, 2018. In accordance with the terms of the applicable PSU award, these shares vested May 16, 2022, when the closing market price of our common stock as reported by Nasdaq was $5.82 per share. For Mr. Spitulnik, 782 shares and for Ms. Ridgely 468 shares.

(2)	Reflects shares of common stock related to PSU awards made May 27, 2021. In accordance with the terms of the applicable PSU award, these shares vested May 27, 2022, when the closing market price of our common stock as reported by Nasdaq was $5.80 per share. For Mr. Mukerjee, 18,784 shares, for Mr. Spitulnik, 6,660 shares, for Mr. Lowe 5,772 shares and for Ms. Ridgely 5,328 shares.

(3)	Reflects the fair value of the aggregate number of shares of common stock issued, determined by multiplying the number issued by the closing market price of our common stock as reported by Nasdaq on the applicable vesting date.

OTHER EXECUTIVE COMPENSATION MATTERS

Employment Agreements/Payments upon Termination or Change in Control

The information contained in this section details the estimated incremental value transfer that a NEO would receive in various scenarios relating to a termination of employment or a change in control. All payments that would be made to any NEO assume that the triggering event occurred as of March 26, 2023, the last day of our fiscal year 2023, unless otherwise noted. The value of stock transactions discussed below have been calculated using a price of $4.48, the closing price of our stock as reported by Nasdaq on March 24, 2023, the last trading day prior to the end of our 2023 fiscal year. The actual amounts that would be paid to any NEO can only be determined at the time and based upon the circumstances of an actual termination of employment and would vary from those listed below. This section does not address compensation that is unaffected by these various scenarios. Certain of the terms used below, such as “good reason”, “disability”, “cause” and others, may be defined under the terms of the applicable employment agreements or other contracts between the Company and the applicable officer.

Mr. Mukerjee

The termination or separation of the employment of Mr. Mukerjee is governed in part by an Employment Agreement, dated as of August 20, 2019. The discussion appearing below details the benefits and timing of payouts associated with each termination of employment noted in the agreement, and under the applicable RSU awards, stock options and other arrangements, as of the last day of our fiscal year 2023. In addition, Mr. Mukerjee is entitled to base salary and other compensation earned then to date but not yet paid. Mr. Mukerjee’s employment was amended effective March 27, 2023. Since that amendment was not effective until the first day of fiscal year 2024, that amendment was not considered in the calculations below. The discussion below is qualified in its entirety by the terms of the Employment Agreement and the applicable award agreements.

Termination by the Company without cause or resignation by Mr. Mukerjee for good reason not in connection with or following a Change in Control.

•	Two times Mr. Mukerjee’s then-current base salary ($550,000) paid in equal installments over a twelve-month period.

•	Full vesting of all shares under fiscal year 2023 RSU awards, without regard to the otherwise applicable requirement of continued employment by or affiliation with the Company (15,000 shares having a value of $67,200 of March 26, 2023).

•	Vesting of all shares earned to date under Mr. Mukerjee’s dividend-based RSUs, calculated on the basis of the amount of dividends declared and paid since the grant of the RSUs divided by $3.20. This represents 2,494 shares having a value of $11,173.

•	Any accrued bonus at the date of termination ($178,200 for fiscal year 2023).

•	Mr. Mukerjee is entitled to exercise stock options to the same extent that such options would have been exercisable on the termination date for a period of not more than 90 days thereafter (but in no event later than the option expiration date). Accordingly, there is no value transfer upon termination without cause or upon resignation for good reason.

•	If Mr. Mukerjee elects continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), with respect to the Company’s group health plan, the Company will continue to pay its then-current portion of the cost of such coverage, for a period of one (1) year following the termination date.

Termination due to Mr. Mukerjee’s death or disability.

•	Full vesting of all shares under year fiscal 2023 RSU awards, without regard to the otherwise applicable requirement of continued employment by or affiliation with the Company (15,000 shares having a value of $67,200 of March 27, 2022).

•	Vesting of all shares earned to date under Mr. Mukerjee’s dividend-based RSU award, calculated on the basis of the amount of dividends declared and paid since the grant of the RSUs divided by $3.20. This represents 2,494 shares having a value of $11,173.

•	Any accrued bonus at the date of termination ($178,200 for fiscal year 2023).

•	In the event of his death, his designated beneficiary will receive $1,000,000 in life insurance benefits or long-term care.

•	Disability benefits under a supplemental disability policy until he reaches age 65 at an amount equal to 65% of then-current base salary.

•	Mr. Mukerjee (or his estate) would be entitled to exercise stock options to the same extent that such options would have been exercisable on the termination date, for a period of twelve months thereafter (but in no event later than the option expiration date). Accordingly, there is no value transfer in respect of options in the case of termination upon death or disability.

Upon a Change in Control

•	If the employment of Mr. Mukerjee is terminated by the Company (or its successor) without cause or by him upon resignation for good reason, or upon death or disability, in either case following a change in control, he is entitled to be paid the same cash amounts, and to continued COBRA benefits, as are described above as payable or available upon termination without cause or for good reason and not in connection with or following a change in control.

•	Upon a change in control, and assuming such awards are not assumed or replaced, Mr. Mukerjee would be entitled to accelerated vesting of his fiscal year 2023 RSU award, as though one additional year had elapsed, without regard to the otherwise applicable requirement of continued employment by or affiliation with the Company (3,750 shares having a value of $16,800 of March 26, 2023).

•	If the employment of Mr. Mukerjee is terminated by the Company upon or within one year after a change in control, and assuming such awards are assumed or replaced in the change of control, Mr. Mukerjee would be entitled to vesting of 100% of shares under his fiscal year 2023 RSU award, without regard to the otherwise applicable requirement of continued employment by or affiliation with the Company (11,250 shares having a value of $67,200 of March 26, 2023).

•	Upon a change in control, all shares earned to date under the dividend-based restricted stock unit award granted to Mr. Mukerjee, calculated on the basis of the amount of dividends declared and paid since the grant of the RSUs divided by $3.20, will vest. This represents 2,494 shares having a value of $11,173.

•	Upon a change in control, Mr. Mukerjee would be entitled to exercise stock options to the same extent as such options would have then otherwise been exercisable, and in the case of a termination of his employment by the Company without cause or by Mr. Mukerjee for good reason, in each case in connection with or within one year following a change in control, and assuming that the options held by him are assumed or replaced on similar terms or remain outstanding following the change in control, the full unvested portion of all options held by him will accelerate and become vested. This includes the unvested portion (37,709 shares as of March 26, 2023) of the option granted to him for 250,000 shares following the commencement of his employment, the total intrinsic value of such accelerated portion (with an exercise price of $11.52 per share, which is higher than $4.48, the closing price of our stock as reported by Nasdaq on March 24, 2023, the last trading day prior to the end of our fiscal year on March 26, 2023), would be $0. This also includes the unvested portion (5,833 shares) of stock options for 20,000 shares of common stock with an exercise price of $4.36 per share, the unvested portion (3,542 shares) of stock options for 10,000 shares of common stock with an exercise price of $6.91 per share, the unvested portion (16,250 shares) of stock options for 30,000 shares of common stock with an exercise price of $7.37 per share, the unvested portion (6,042 shares) of stock options for 10,000 shares of common stock with an exercise price of $5.65 per share, and the unvested portion (10,000 shares) of stock options for 10,000 shares of common stock with an exercise price of $5.36 per share would vest. The intrinsic value of the accelerated portion of these additional stock options, measured by the difference of the exercise price of all outstanding stock options more than $4.48, the closing price of our stock as reported by Nasdaq on March 24, 2023, the last trading day prior to the end of our fiscal year on March 26, 2023, and $4.48, would be $1,700. If an option is assumed in or otherwise survives a change in control and employment is not terminated without cause or with good reason, the option will not accelerate and become exercisable, in which case the above-described value transfer will not occur.

•	If the options described in the immediately preceding bullet are not assumed or replaced in a change in control, but instead terminate as permitted under the terms thereof, and Mr. Mukerjee’s employment does not terminate without cause or for good reason in connection with the change in control, the result will be the same as that described in the immediately preceding bullet in the case of a termination of employment without cause or for good reason, in each case in connection with or within one year following a change in control.

Except with regard to the outstanding options, PSU and RSU awards, in order for Mr. Mukerjee to receive the benefits discussed above related to a termination by the Company without cause or a resignation by Mr. Mukerjee for good reason and to a termination due to a change in control or a resignation for good reason following a change in control, Mr. Mukerjee is required to sign and deliver a release. Mr. Mukerjee would also be restricted from competing against the Company and from soliciting certain Company employees for approximately one year.

Messrs. Spitulnik and Lowe and Ms. Ridgely

The termination or separation of the employment of Mr. Spitulnik is governed in part by a Severance and Restrictive Covenant Agreement, dated May 27, 2014. Mr. Lowe and Ms. Ridgely are not party to such an agreement. The discussion appearing below details the benefits and timing of payouts associated with each termination of employment noted in the agreement with Mr. Spitulnik’s, and under the applicable RSU awards, stock options and other arrangements. In addition, each NEO is entitled to base salary and other compensation earned then to date but not yet paid. The discussion below is qualified in its entirety by the terms of the applicable Severance and Restrictive Covenant Agreement, in the case of Mr. Spitulnik.

Termination by the Company without cause or resignation of the NEO for good reason.

•	For Mr. Spitulnik, a severance payment equal to 1.0 times base salary plus any accrued bonus for the fiscal year which equals $300,000 plus accrued bonus ($63,180 at March 26, 2023). For Mr. Lowe and Ms. Ridgely, severance payouts in accordance with the Company’s standard policies on termination. This equals $96,923 for Mr. Lowe and for Ms. Ridgely this equals $265,000. Mr. Spitulnik’s severance payments would be paid in twelve consecutive equal monthly installments. Mr. Lowe and Ms. Ridgely’s severance payments would be paid upon termination and execution of certain release documents.

•	For Mr. Spitulnik, if he elects continuation of health insurance coverage under COBRA, he would pay the then-current portion of the cost of such coverage that would be payable by the Company’s similarly situated active employees and the Company shall pay the balance of coverage for approximately one year.

•	Full vesting of all shares under fiscal year 2023 RSU awards, without regard to the otherwise applicable requirement of continued employment by or affiliation with the Company (11,250 shares having a value of $50,400 of March 26, 2023 for each NEO).

•	The NEO is entitled to exercise stock options to the same extent that such options would have been exercisable on the termination date for a period of not more than 90 days thereafter (but in no event later than the option expiration date). Accordingly, there will be no value transfer in respect of options held by these NEOs upon a termination without cause or resignation for good reason.

Termination due to the NEO’s death or disability.

•	For Mr. Spitulnik, any accrued bonus for the fiscal year, which was equal to $63,180.

•	In the event of the NEO’s death, each NEOs designated beneficiary will receive $500,000 in life insurance benefits.

•	Disability benefits under a supplemental disability policy cover each NEO until they reach age 65 at an amount equal to their then-current base salary plus the average of the previous 2 years variable income.

•	The NEO is entitled to exercise stock options to the same extent that such options would have been exercisable on the termination date for a period of not more than 90 days thereafter (but in no event later than the option expiration date). Accordingly, there is no value transfer in respect of options held by the NEO in the case of termination upon death or disability.

Upon a Change in Control.

•	If the employment of Messrs. Spitulnik, or Lowe or Ms. Ridgely is terminated by the Company without cause or by the executive upon resignation for good reason, or upon death or disability, in either case following a change in control, each is entitled to be paid the same cash amounts, and entitled to continued COBRA benefits, as are described above as payable or available upon termination without cause or for good reason. All severance payments would be paid in twelve consecutive equal monthly installments. In addition, if in connection with a change in control, Mr. Spitulnik is required to relocate his regular place of work to a location more than 50 miles from the Company’s Hunt Valley, Maryland facility, he will have the right to terminate his employment and be entitled to payment of one year’s base salary ($300,000) as additional severance.

•	Upon a change in control, each NEO would be entitled to exercise stock options to the same extent as such options would have then otherwise been exercisable, and in the case of a termination of employment by the Company without cause or by the NEO for good reason, in each case in connection with or within one year following a change in control, and assuming that the options held by the NEO are assumed or replaced on similar terms or remain outstanding following the change in control, the full unvested portion of all options held by the NEO will accelerate and become vested. For Mr. Spitulnik, this means that the unvested portion (12,187 shares) of stock options for 22,500 shares of common stock with an exercise price of $7.37 per share, the unvested portion (5,833 shares) of stock options for 20,000 shares of common stock with an exercise price of $4.36 per share and the unvested portion (1,042 shares) of stock options for 25,000 shares of common stock with an exercise price of $18.03 per share. For Mr. Lowe, this means the unvested portion (10,833 shares) of stock options for 20,000 shares of common stock with an exercise price of $7.37, the unvested portion (2,917 shares) of stock options for 10,000 shares of common stock with an exercise price of $4.36, and the unvested portion (2,500 shares) of stock options for 10,000 shares of common stock with an exercise price of $5.94 would vest. For Ms. Ridgely, this means the unvested portion (10,833 shares) of stock options for 20,000 shares of common stock with an exercise price of $7.37 per share, the unvested portion (5,833 shares) of stock options for 20,000 shares of common stock with an exercise price of $4.36 and, the unvested portion (208 shares) of stock options for 5,000 shares of common stock with an exercise price of $18.03 will vest. The intrinsic value of the accelerated vested stock options, measured by the difference of the exercise price of all outstanding stock options more than $4.48, the closing price of our stock as reported by Nasdaq on March 24, 2023, the last trading day prior to the end of our fiscal year on March 26, 2023, and $4.48, would be $1,700 for Mr. Spitulnik and Ms. Ridgely and $850 for Mr. Lowe. If an option is assumed in or otherwise survives a change in control and employment is not terminated without cause or with good reason, the option will not accelerate and become exercisable, in which case the above-described value transfer will not occur.

•	If the options described in the immediately preceding bullet are not assumed or replaced in a change in control, but instead terminate as permitted under the terms thereof, and the applicable NEOs employment does not terminate without cause or for good reason in connection with the change in control, the result will be the same as that described in the immediately preceding bullet in the case of a termination of employment without cause or for good reason, in each case in connection with or within one year following a change in control.

Resignation without good reason, termination by the Company for cause or retirement.

•	For Mr. Spitulnik, any accrued bonus for the fiscal year, which was equal to $63,180.

•	The NEO would not otherwise be entitled to any incremental value transfer. Additionally, all stock options would terminate.

Except with regard to the outstanding options and RSU awards, in order for the NEO to receive the benefits discussed above related to a termination by the Company without cause or a resignation by the NEO for good reason and to a termination due to a change in control or a resignation for good reason following a change in control, the NEO is required to sign and deliver a release to the Company releasing the Company from all claims. The NEO would also be restricted from competing against the Company and from soliciting certain Company employees for approximately one year.

Compensation Committee Interlocks and Insider Participation

There are no “interlocks” (as defined by the rules of the Securities and Exchange Commission (the “SEC”) with respect to any member of the Compensation Committee of the Board of Directors, which is currently comprised of Mr. Campbell, Mr. Irvin and Ms. McLean (Chair), and the Compensation Committee consists entirely of independent, non-employee directors who have never been employees of the Company. None of the members of the Compensation Committee had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. No executive officer of the Company during fiscal year 2023 served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, or as a director of another entity, where one of the other entity’s executive officers served on the Compensation Committee of the Company or as a director of the Company.

Nonqualified Deferred Compensation for Fiscal Year 2023

We do not offer a nonqualified deferred compensation plan to our NEOs.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2023

The current compensation program for independent directors is designed to achieve the following goals: fairly pay directors for work required for a company of our size; align directors’ interests with the long-term interests of shareholders; and structure compensation in a simple and transparent format, which is easy for shareholders to understand.

In consideration for services on the Board, each non-employee director of the Company is paid $41,000 per fiscal year and the Chairman of the Company is paid $51,000 per fiscal year. In addition, each non-employee director of the Company is paid $2,500 for each meeting of the Board and $1,000 for each meeting of a Committee of the Board that he or she attends. The director compensation table below does not include reimbursements for reasonable out-of-pocket expenses incurred in connection with attendance at Board or Committee meetings. Directors are also eligible to receive equity-based awards under our equity compensation plans. Since fiscal year 2012, independent directors have received annual awards of Restricted Stock Units (RSUs) at the beginning of each fiscal year (3,000 for each non-employee director for fiscal year 2023). These awards provide for the issuance of shares of the Company’s common stock in accordance with a vesting schedule, which typically provides for vesting of 25% of the shares annually over of each of the following four years, provided that holder remains associated with the Company (or meets other criteria as prescribed in the RSU award agreement) on each such date.

Beginning with and since fiscal year 2021, to improve the Company’s cash position and to further align the interests of the Board with shareholders, the $41,000 annual consideration for services (or pro-rata portion thereof) has been paid by the grant of shares of restricted stock, in lieu of cash, with otherwise equivalent grant date fair market value. Each non-employee Director except for Messrs. Bryan and Brewer received 6,949 shares of restricted stock on June 6, 2022, that vests in whole or in part, subject to certain conditions, on June 6, 2023. Mr. Bryan received 8,644 shares which includes his fees as Chairman of the Board. Mr. Brewer received a prorated amount of 5,791 shares to account for his joining the Board after the fiscal year had begun.  In addition, beginning with and since fiscal 2022, the Company issued RSUs to the directors in lieu of the estimated amount of cash payments that would otherwise be paid as fees in respect of board and committee meetings during the applicable fiscal year. These amounts varied among the directors due to the estimated number of meetings of each committee and the committee composition. Accordingly, for fiscal year 2023, Mr. Bryan received 5,085 RSUs, Messrs. Campbell, Irvin and Mses. Dismore and McLean received 5,932 RSUs and Mr. Brewer received 3,814 RSUs. These grants are scheduled to vest upon the first anniversary of the grant date. The estimated number of meetings used initially in determining the number of RSUs issued was exceeded by the actual number of meetings held and attended by each board member, resulting in an additional payment due, which was paid in a cash to each board member.

The following table summarizes the compensation awarded to, earned by, or paid to the Company’s non-employee directors during fiscal year 2023:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Matt Brewer	--	74,370	—	—	74,370
Timothy Bryan	14,000	98,701		—	112,701
Steven T. Campbell	10,500	93,698	—	—	104,198
Stephanie Dismore	14,000	93,698		—	107,698
Vernon Irvin	7,100	93,698	—	—	100,798
Kathleen McLean	13,000	93,698		—	106,698

(1)	This column value reflects RSUs and restricted stock awards, as follows. Reflects the number of RSUs granted, multiplied by the grant date fair value calculated as of the applicable grant date (calculated as the closing price of Tessco common stock as reported by Nasdaq on the date of grant ($5.90). These shares have vested or will vest ratably on or about June 6 of 2023, 2024, 2025 and 2026, assuming that each director remains affiliated with the Company on those dates, and subject to accelerated vesting upon a change in control, election results or termination of service to the Company under certain circumstances. For a discussion of the assumptions made in the valuation of these awards, see Note 16 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2023. In addition to RSU grants, reflects the grant to certain directors of restricted stock during fiscal year 2023 in lieu of receiving an annual Board retainer payment. These shares are earned based on the number of days each director served on the Board during fiscal year 2023. The number of shares of restricted stock is multiplied by the grant date fair value calculated as of the applicable grant date (calculated as the closing price of Tessco common stock as reported by Nasdaq on the date of grant (June 6, 2022) of $5.90 and will vest on June 6, 2026. Finally, directors were granted RSUs during fiscal year 2023 in lieu of receiving payment in cash for attendance at Board and Committee meetings. These shares are earned based on the number of days each director served on the Board during fiscal year 2023. These RSUs are multiplied by the grant date fair value calculated as of the applicable grant date (calculated as the closing price of Tessco common stock as reported by Nasdaq on the date of grant (June 6, 2022) of $5.90 and vested on June 6, 2023. The total aggregate number of stock awards outstanding at fiscal year end for each non-employee director is as follows: for Mr. Brewer, 12,905, Mr. Bryan, 18,979, for Mr. Campbell, 18,131, for Ms. Dismore, 19,631, for Mr. Irvin, 18,131, for Ms. McLean, 18,131.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT [AND RELATED STOCKHOLDER MATTERS]

Equity Compensation Plan Information

The following table sets forth information as of March 26, 2023, the last day of the Company’s fiscal year 2023, with respect to the 1994 Plan, the 2019 Plan and the Team Member Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	821,608	(1)	$10.13	(2)	475,953	(3)

(1)	Includes an aggregate of 119,877 shares of common stock that comprise the non-vested portion of the restricted stock units, or RSUs, made to various non-employee directors and executives, an aggregate of 42,231 shares of restricted common stock issued to non-employee directors, and an aggregate of 659,500 shares of common stock subject to issuance pursuant to outstanding stock options, in each case granted pursuant to the 1994 Plan or the 2019 Plan. This amount does not reflect PSU grants made subsequent to our fiscal 2023 year end to Mr. Mukerjee of 60,000 shares in the aggregate.

(2)	Does not reflect any impact for shares issuable pursuant to PSUs, RSUs or restricted stock, as these instruments do not include an exercise price. The above amount reflects the weighted averaged exercise price of the 659,500 stock options outstanding at the end of fiscal year 2023.

(3)	Includes 25,930 shares of common stock available for purchase under the Team Member Stock Purchase Plan and 507,523 shares remaining available for issuance pursuant to future awards under the 2019 Plan. This amount does not reflect PSU grants made subsequent to our fiscal 2023 year end to Mr. Mukerjee of 60,000 shares in the aggregate.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of common stock of the Company as of June 1, 2023 by (i) all shareholders known by the Company to beneficially own more than five percent of our common stock, (ii) each of our current directors and director nominees, (iii)  all individuals serving as our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) during fiscal year 2023, and our other three most highly compensated executive officers as of the end of our most recent completed fiscal year (and those executive officers who would have then been among the most highly compensated executive officers had they been serving as such at fiscal year-end), (collectively, the “named executive officers” or “NEOs”), and (iv) all current directors and executive officers as a group. Percentage of beneficial ownership is based on 9,265,643 shares of common stock outstanding on June 1, 2023. The amounts and percentage of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. For fiscal 2023, the Company only had two executive officers beyond the CEO and CFO.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors, Director Nominee and Named Executive Officers (1):
Timothy Bryan (2) (3) (4)	37,860	*
Matthew W. Brewer (2) (3) (5)	10,355	*
Steven T. Campbell (2) (3) (4)	23,018	*
Kathleen McLean (2) (3) (4)	26,557	*
Stephanie Dismore (2) (3) (6)	33,312	*
Vernon Irvin (2) (3) (4)	23,298	*
Sandip Mukerjee (7)	292,803	3.2%
Thad Lowe (7)	35,931	*
Tammy Ridgely (7)	46,517	*
Aric M. Spitulnik (7)	100,517	1.1%

All Current Directors and Executive Officers as a group (10 persons)	630,168	6.8%

Five Percent Shareholders:
Robert B. Barnhill (8)	1,582,886	16.4%
Lakeview Investment Group. (9)	1,331,591	14.4%
Tieton Capital Management (10)	481,282	5.2%

*  Less than 1% of the outstanding common stock.

(1)	Unless otherwise noted, each person exercises sole (or shares with a spouse or other immediate family member) voting and dispositive power as to the shares reported. The address for all current directors and NEOs is c/o TESSCO Technologies, Incorporated, 11126 McCormick Road, Hunt Valley, Maryland 21031.

(2)	Includes shares of Restricted Stock issued in lieu of certain director fees for fiscal year 2023, in respect of which (or part of which) the risk of forfeiture will lapse on June 6, 2023, or earlier upon the occurrence of certain events. For Mr. Bryan, 8,644 shares, for Mr. Brewer, 5,791 shares and 6,949 for each of the other non-employee directors.

(3)	Includes shares related to Restricted Stock Units (RSUs) issued in lieu of certain director fees for fiscal year 2023 that will vest on June 6, 2023, or earlier upon the occurrence of certain events. For Mr. Bryan, 5,085 shares, for Mr. Brewer, 3,814 shares and 5,932 for reach of the other non-employee directors.

(4)	Includes 750 shares related to an RSU grant issued in fiscal 2023 and 750 shares related to an RSU grant issued in fiscal 2022. Both amounts will vest on June 6, 2023.

(5)	Includes 750 shares related to a RSU grant issued in fiscal 2023 that will vest on June 6, 2023.

(6)	Includes 750 shares related to a RSU grant issued in fiscal 2023, 750 shares related to a RSU related to a grant issued in fiscal 2022 and 750 shares related to a RSU related to a grant issued in fiscal 2021. All of these shares will vest on June 6, 2023.

(7)	Includes shares issuable upon the exercise of stock option award exercisable within 60 days at exercise prices ranging from $4.36 to $18.03 per share. For Mr. Spitulnik, 63,021 shares, for Mr. Mukerjee, 275,312 shares, for Mr. Lowe 27,083 shares and for Ms. Ridgely 31,667 shares.

(8)	Derived from a Schedule 13D/A filed by Mr. Barnhill on April 20, 2023 and a Form 4 filed by Mr. Barnhill on April 25, 2023, which reports information as of such dates. Includes 218,250 Shares owned by two limited liability companies managed by Mr. Barnhill but beneficially owned by his children, 67,500 Shares held by his spouse, 26,500 Shares held by a private charitable foundation of which he and his spouse are the sole directors, and 30,750 shares held by a trust for the benefit of his child of which Mr. Barnhill is one of two trustees. A portion of the shares are held by a revocable trust of which Mr. Barnhill is the sole trustee. Mr. Barnhill’s address is 24 Dockside Lane, #262, Key Largo, FL 33037.

(9)	Derived from Schedule 13D/A filed by Lakeview Investment Group & Trading Company, LLC on April 13, 2023, indicating April 11, 2023 as the date of event requiring filing. Lakeview’s address is 444 West Lake #1900, Chicago, Illinois 60606.

(10)	Derived from Schedule 13G filed by Tieton Capital Management on January 25, 2023, which reports information as of December 31, 2022. Tieton Capital Management’s address is 4700 Tieton Drive, Suite C, Yakima, WA 98908.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions. While the Company currently does not have a written policy regarding the review, approval or ratification of related party transactions, the Board and the Audit Committee look to the rules of Nasdaq and of the SEC to determine what transactions may be considered to be of concern and apply these rules as the standard to determine whether a transaction or relationship would be permitted. Detailed questions are posed annually to the executive officers of the Company and to all members of the Board which require disclosure of any relationship or transaction that may be a related party transaction. These questionnaire responses are reviewed by management and disclosures are analyzed and reported to the entire Board. Potential issues are investigated. Related person transactions, if any, would be reviewed for the determination made by the Board annually that certain members of the Board are independent. We are not aware of any relationships or related person transactions that require disclosure under the rules and regulations promulgated by the SEC.

We did not pay any material underwriting discounts or commissions to a related person serving as a principal underwriter.

Director Independence

The Board has determined that, other than Mr. Mukerjee, each of the current directors is independent within the meaning of the Company’s director independence standards, which reflect both the Nasdaq and SEC director independence standards, as currently in effect. The three standing committees of the Board are comprised solely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young LLP for fiscal years 2023 and 2022:

	2023	2022
Audit fees (1) (2)	$950,000	$626,000
Audit-related fees	---	----
Tax fees	—	—
All other fees	—	—
Total	$950,000	$626.000

(1)	Audit services of Ernst & Young LLP for fiscal years 2023 and 2022 consisted of quarterly reviews and the annual audit of the consolidated financial statements of the Company, and advisory services on technical issues related to the audit.

(2)	In fiscal year 2023, higher fees are primarily related to the additional audit procedures in connection with the Company’s ERP conversion.

Pursuant to the Company’s Audit Committee Charter, all audit services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm are pre-approved by the Audit Committee. The Committee has delegated authority to one or more members to pre-approve audit and permitted non-audit services (including pre-approval of fees), provided that the approvals granted by such persons are reviewed with the full Audit Committee at its next scheduled meeting. All fees incurred in fiscal years 2023 and 2022 and reflected in the table above were pre-approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:

1.	The following consolidated financial statements of the Company and the reports of the Independent Registered Public Accounting Firm were contained in Item 8 of our Annual Report on Form 10-K filed with the SEC on May 26, 2023:

Consolidated Balance Sheets as of March 26, 2023 and March 27, 2022

Consolidated Statements of Income (Loss) for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021

Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021

Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2023, March 27, 2022, and March 28, 2021

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

2.	The following financial statement schedules required to be filed by Item 8 and paragraph (b) of Item 15 were included in our Annual Report on Form 10-K filed with the SEC on May 26, 2023:

Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

3.	Exhibits

3.1.1	Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 29, 1993 (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.1.2	Certificate of Retirement of the Company filed with the Secretary of State of Delaware on January 13, 1994 (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.1.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 20, 1994 (incorporated by reference to Exhibit 3.1.3 to the Company’s Registration Statement on Form S-1 (No. 33-81834)).
3.1.4	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 6, 1996 (incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 28, 1997).
3.1.5	Certificate of Correction filed with the Secretary of State of Delaware on February 7, 2007 to Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 6, 1996 (incorporated by reference to Exhibit 3.1.5 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended December 24, 2006).

3.2.1	Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2011).
3.2.2	First Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2011).
3.2.3	Second Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2016).
3.2.4	Third Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2020).
3.2.5	Fourth Amendment to Sixth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).
4.1.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).
10.1.1	Team Member Stock Purchase Plan (incorporated by reference to Appendix No. 2 to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 1999).
10.2.1	TESSCO Technologies Incorporated Third Amended and Restated 1994 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2016).
10.2.2	Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Officers and Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).
10.2.3	Form of TESSCO Technologies Incorporated Performance Share Unit Agreement – Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 27, 2004).
10.2.4	Form of Restricted Stock Award under the TESSCO Technologies Incorporated Third Amended and Restated 1994 Stock and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2011).
10.2.5	Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2013).
10.2.6	Form of Performance Stock Unit Agreement – Officers and Employees (incorporated by reference to Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended June 26, 2016).
10.2.7	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2017).
10.2.8	Form of Stock Option (incorporated herein by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended July 1, 2018).
10.3.1	TESSCO Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019.
10.3.2	Form of Stock Option (Performance) under the TESSCO Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).

10.3.3	Form of Restricted Stock Award under the TESSCO Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).
10.3.4	Form of Stock Option under the TESSCO Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).
10.3.5	Form of Restricted Stock Unit Award under the Tessco Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).
10.3.6	Form of Performance Share Unit Agreement – Officers and Employees, under the TESSCO Technologies Incorporated 2019 Stock and Incentive Plan (incorporated by reference to Exhibit 10.3.6 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2020).
10.4.1	Agreement of Lease by and between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 28, 2003).
10.4.2	Third Amendment to Agreement of Lease by and between Atrium Building, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011).
10.4.3	Sixth Amendment to Agreement of Lease by and between ATAPCO Padonia, LLC and TESSCO Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K, filed with the Securities and Exchange Commission on August 2, 2019).
10.5.1	Credit Agreement dated as of October 29, 2020, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group and the Bank Product Providers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2020).
10.5.2	Guaranty and Security Agreement dated as of October 29, 2020, among TESSCO Technologies Incorporated and its subsidiaries and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group and the Bank Product Providers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 4, 2020).
10.5.3	Amendment No. 1 to Credit Agreement dated as of July 12, 2021, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group, and as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 8-Q, filed with the Securities and Exchange Commission on August 5, 2022).
10.5.4	Amendment No. 2 to Credit Agreement and Consent dated as of December 29, 2021, among TESSCO Technologies Incorporated, additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group, and as Lender (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).

10.5.5	Amendment No. 3 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement dated January 5, 2022, among TESSCO Technologies Incorporated, the additional borrowers party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for each member of the Lender Group, and as Lender (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).
10.5.6	Amendment No. 4 to Credit Agreement by and between TESSCO Technologies Incorporated and the other Borrowers and Guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent for the Lender Group and as a Lender (incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 9, 2022).
10.6.1	Supplemental Executive Retirement Plan, dated as of March 31, 1994, between the Company and Robert B. Barnhill, Jr., (originally filed as Exhibit C to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 33-81834)) (incorporated by reference to Exhibit 10.9.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).
10.6.2	Amendment No. 1 to Supplemental Executive Retirement Plan, effective as of January 1, 2005, between the Company and Robert B. Barnhill, Jr. (incorporated by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).
10.7.1	Form of Severance and Restrictive Covenant Agreement entered into between the Company and Douglas A. Rein (incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 29, 2009).
10.7.2	Form of Severance and Restrictive Covenant Agreement, entered into between the Company and Aric Spitulnik (incorporated by reference to Exhibit 10.8.2 to the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 30, 2014).
10.7.3	Letter Agreement dated as of March 22, 2022, by and between the Company and Douglas Rein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2022).
10.7.4	Form of Restricted Stock Agreement delivered to Douglas Rein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2022).
10.7.5	Letter Agreement dated as of May 30, 2022, by and between the Company and Lakeview Investment Group & Trading Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2022).
10.8.1	Employment Agreement, dated as of August 19, 2019, by and between the Company and Sandip Mukerjee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 20, 2019).
10.8.2	Form of Stock Option to Sandip Mukerjee on November 15, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2019).
10.8.3	Amendment No. 1 to the Employment Agreement, dated August 20, 2019, by and between the Company and Sandip Mukerjee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2023).
10.9.1	Inventory Purchase Agreement dated as of October 28, 2020, by and among Voice Comm, LLC and TESSCO Technologies Incorporated, TESSCO Communications Incorporated and TESSCO Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2020).

10.10.1	Real Estate Note dated as of December 21, 2021 by TESSCO Reno Holding, LLC, as Maker, to Symetra Life Insurance Company, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).
10.10.2	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 21, 2021 from TESSCO Reno Holding, LLC to certain Trustees for the benefit of Symetra Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).
10.10.3	Lease Agreement dated December 29, 2021 by and between TESSCO Reno Holding, LLC and Tessco Incorporated (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2022).
21.1(1)*	Subsidiaries of the Company.
23.1(1)*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1(1)*	Rule 15d-14(a) Certification of Sandip Mukerjee, Chief Executive Officer.
31.1(2)#	Rule 15d-14(a) Certification of Sandip Mukerjee, Chief Executive Officer.
31.2(1)*	Rule 15d-14(a) Certification of Aric Spitulnik, Chief Financial Officer.
32.2(2)#	Rule 15d-14(a) Certification of Aric Spitulnik, Chief Financial Officer.
32.1(1)*	Section 1350 Certification of Sandip Mukerjee, Chief Executive Officer.
32.2(1)*	Section 1350 Certification of Aric Spitulnik, Chief Financial Officer.
101.1*	The following financial information from TESSCO Technologies Incorporated’s Annual Report on Form 10-K for the year ended March 26, 2023 formatted in Inline XBRL: (i) Consolidated Statement of Income for the years ended March 26, 2023, March 27, 2022 and March 28, 2021; (ii) Consolidated Balance Sheet at March 26, 2023 and March 27, 2022; (iii) Consolidated Statement of Cash Flows for the years March 26, 2023, March 27, 2022, and March 28, 2021; and (iv) Notes to Consolidated Financial Statements.
104.1#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
*	Previously filed with the Annual Report on Form 10-K filed with the SEC on May 26, 2023, which is being amended hereby.
#	Filed herewith

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

TESSCO Technologies Incorporated

By	/s/ Sandip Mukerjee
Sandip Mukerjee, President and Chief Executive Officer